Form 10-Q
period 2001-06-30
PDF SOLUTIONS INC
filed 2001-09-06
CIK 1120914

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

000-31311
(Commission File Number)

PDF SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1701361 (I.R.S. Employer Identification No.)

333 West San Carlos Street, Suite 700 San Jose, California (Address of Registrant’s principal executive offices)	95110 (Zip Code)

(408) 280-7900
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [   ]     No   [X](1)

     (1)  The Registrant has been subject to the filing requirements of the Securities and Exchange Act of 1934 since the effective date of its Registration Statement on Form S-1 (July 26, 2001) and has filed all reports since such effective date.

     The number of shares outstanding of the Registrant’s Common Stock as of September 3, 2001 was 22,913,468.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2001	2000

ASSETS	(Unaudited)

Current assets:

Cash and cash equivalents	$5,320	$7,626

Accounts receivable, net of allowances of $270 in 2001 and $192 in 2000	5,013	3,950

Prepaid expenses and other current assets	659	576

Total current assets	10,992	12,152

Property and equipment, net	1,918	1,561

Intangible assets, net	1,420	1,670

Other assets	776	131

Total assets	$15,106	$15,514

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:

Accounts payable	$1,628	$1,143

Accrued compensation and related benefits	2,494	2,362

Other accrued liabilities	1,310	984

Taxes payable	75	15

Deferred revenues	2,014	1,870

Billings in excess of recognized revenue	807	1,053

Notes payable	—	995

Current portion of long-term debt	26	22

Total current liabilities	8,354	8,444

Long-term debt	39	56

Deferred tax liability	452	532

Deferred rent	63	51

Series A convertible preferred stock, $0.00015 par value, 5,833,333 shares authorized; shares issued and outstanding: 5,833,331 in 2001 and 2000 (liquidation preference of $3,500)	3,497	3,497

Series B convertible preferred stock, $0.00015 par value, 366,667 shares authorized; shares issued and outstanding: 350,872 in 2001 and 2000 (liquidation preference of $5,000)	4,960	4,960

Shareholders’ deficiency:

Common stock, $0.00015 par value, 33,333,333 share authorized; shares issued and outstanding: 10,878,500 in 2001, 10,903,174 in 2000	2	2

Additional paid-in-capital	24,931	25,386

Deferred stock-based compensation	(6,814)	(11,882)

Notes receivable from shareholders	(5,578)	(5,646)

Accumulated deficit	(14,774)	(9,878)

Cumulative other comprehensive loss	(26)	(8)

Total shareholders’ deficiency	(2,259)	(2,026)

Total liabilities and shareholders’ deficiency	$15,106	$15,514

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Revenue:

Design-to-silicon yield solutions	$6,133	$3,774	$11,886	$5,968

Gain share	2,213	808	3,994	2,308

Total revenue	8,346	4,582	15,880	8,276

Costs and expenses:

Cost of design-to-silicon yield solutions	2,937	1,653	5,493	2,905

Research and development	2,887	1,296	5,544	2,242

Selling, general and administrative	2,603	1,579	5,057	3,025

Stock-based compensation amortization*	2,121	1,235	4,678	1,693

Total costs and expenses	10,548	5,763	20,772	9,865

Loss from operations	(2,202)	(1,181)	(4,892)	(1,589)

Interest and other income	147	24	279	41

Loss before taxes	(2,055)	(1,157)	(4,613)	(1,548)

Tax provision	97	166	282	273

Net loss	$(2,152)	$(1,323)	$(4,895)	$(1,821)

Net loss per share — basic and diluted	$(0.25)	$(0.19)	$(0.59)	$(0.26)

Weighted average common shares outstanding — basic and diluted	8,521	7,094	8,292	6,983

*Stock-based compensation amortization:

Cost of design-to-silicon yield solutions	$621	$253	$1,339	$295

Research and development	888	835	2,070	1,190

Selling, general and administrative	612	147	1,269	208

	$2,121	$1,235	$4,678	$1,693

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended

	June 30,	June 30,
	2001	2000

Operating activities:

Net loss	$(4,895)	$(1,821)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	629	290

Stock-based compensation amortization	4,678	1,693

Loss on sale of property and equipment	2	—

Deferred revenues	144	344

Changes in assets and liabilities, net of effect of acquisition:

Accounts receivable	(1,063)	(1,034)

Prepaid expenses and other assets	(728)	(69)

Accounts payable	485	824

Accrued compensation and related benefits	132	(155)

Billings in excess of recognized revenue	(245)	111

Other accrued liabilities and taxes payable	315	(83)

Net cash provided by (used in) operating activities	(546)	100

Investing activities:

Purchases of property and equipment	(738)	(566)

Acquisition of AISS, net of cash acquired	—	(225)

Net cash used in investing activities	(738)	(791)

Financing activities:

Exercise of stock options and warrants	—	215

Repayment of notes payable	(995)	—

Collection of notes receivable from stockholders	3	2

Principal payments on long-term debt	(12)	(19)

Net cash provided by (used in) financing activities	(1,004)	198

Effect of exchange rate changes on cash	(18)	3

Net decrease in cash and cash equivalents	(2,306)	(490)

Cash and cash equivalents, beginning of period	7,626	1,933

Cash and cash equivalents, end of period	$5,320	$1,443

Noncash investing and financing activities:

Common stock issued for notes receivable	$—	$2,097

Notes payable issued to acquire AISS	$—	$995

Supplemental disclosure of cash flow information —

Cash paid during the period for:

Taxes	$100	$216

Interest	$72	$3

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

     The interim consolidated financial statements included herein have been prepared by PDF Solutions, Inc., or the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2001. The accompanying financial statements should be read in conjunction with the fiscal 2000 consolidated financial statements and notes included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-43192).

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A significant portion of the Company’s revenues require estimates in regards to total costs which may be incurred and revenues earned. Actual results could differ from these estimates.

2. ACCOUNTS RECEIVABLE

     Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $102,000 and $365,000 at June 30, 2001 and December 31, 2000, respectively.

3. ACQUISITION OF AISS

     On April 27, 2000, the Company acquired all of the outstanding common stock of AISS, a German company, for $1.25 million, consisting of $995,000 in notes payable and $255,000 in cash. AISS develops software and provides yield management services to the semiconductor industry. The notes bore interest at 7% per annum payable quarterly with principal due on April 27, 2001 and were paid during the quarter ended June 30, 2001.

     Had the acquisition taken place at the beginning of fiscal 2000, the unaudited pro forma results of operations would have been as follows for the three and six months ended June 30, 2000 (in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,

	2000	2000

	(Unaudited)
Net revenues	$4,712	$8,598

Net loss	(1,302)	(1,854)

Net loss per share — basic and diluted	(0.18)	(0.27)

     The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles and goodwill, interest charges on the note issued in connection with the acquisition, and the elimination of sales between the Company and AISS.

     The pro forma amounts are based on certain assumptions and estimates and do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of results of future combined operations.

4. NET LOSS PER SHARE

     Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities is excluded as they are anti-dilutive because of the Company’s net losses. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Net loss (numerator), basic and diluted	$(2,152)	$(1,323)	$(4,895)	$(1,821)

Shares (denominator):

Weighted average common shares outstanding	10,869	8,767	10,876	8,124

Weighted average common shares outstanding subject to repurchase	(2,348)	(1,673)	(2,584)	(1,141)

Shares used in computation, basic and diluted	8,521	7,094	8,292	6,983

Net loss per share — basic and diluted	$(0.25)	$(0.19)	$(0.59)	$(0.26)

5. COMPREHENSIVE LOSS

     The components of comprehensive loss are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Net loss	$(2,152)	$(1,323)	$(4,895)	$(1,821)

Foreign currency translation adjustments	(8)	3	(18)	3

Comprehensive loss	$(2,160)	$(1,320)	$(4,913)	$(1,818)

6. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of this statement did not have an effect on the Company’s financial position, results of operations or cash flows as the Company had no stand-alone or embedded derivatives at December 31, 2000 and had not historically entered into any derivative transactions to hedge currency or other exposures.

     As a matter of policy, the Company does not currently enter into transactions involving derivative financial instruments. In the event the Company does enter into such transactions in the future, such items will be accounted for in accordance with SFAS No. 133, in which case the Company will formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking such hedge transactions.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill with an expected net carrying value of approximately $470,000 at the date of adoption and annual amortization of approximately $201,000 that resulted from a business combination completed prior to the adoption of SFAS No. 141. The Company will evaluate goodwill under the transitional impairment test in SFAS No. 142 and, accordingly, has not yet determined whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

7. CUSTOMER AND GEOGRAPHIC INFORMATION

     The Company operates in one segment. The Company had net revenues from individual customers in excess of 10% of net revenues as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

Customer	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
A	32%	33%	32%	34%

C	8%	30%	12%	34%

D	—	17%	8%	15%

E	—	12%	2%	11%

G	41%	—	31%	—

     The Company had accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	June 30,	December 31,
Customer	2001	2000

	(Unaudited)
A	27%	25%

C	5%	13%

D	—	24%

E	2%	13%

G	40%	9%

     Revenues from customers by geographic area are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Japan	6,763	2,898	11,737	5,630

United States	649	1,495	2,857	2,495

Europe	934	189	1,286	151

     As of June 30, 2001 and December 31, 2000, long-lived assets related to AISS, located in Germany, totaled $1.5 million and $1.8 million, respectively, of which $1.4 million and $1.7 million relates to acquired intangibles (see Note 3). The majority of the Company’s remaining long-lived assets are in the United States.

8. LITIGATION

     In May 2001, the Company was named as a defendant in a lawsuit claiming, among other things, that it misappropriated trade secrets in connection with hiring an employee. The Company is defending itself against the claims, which it believes to be without merit. The Company does not believe that this litigation, or resolution of this litigation, will have a material negative impact on its consolidated financial position or results of operations.

9. BOARD OF DIRECTORS ACTIONS

     On June 12, 2001, the Board of Directors approved, and on July 6, 2001, the shareholders approved, the following actions to occur prior to or concurrent with the effectiveness of the Company’s initial public offering:

     •     Reincorporation of the Company in the State of Delaware;

     •     Increase in the authorized shares of common stock to 75,000,000 shares, par value $0.00015 per share, and creation of a new series of preferred stock with 5,000,000 shares authorized;

     •     Termination of the 1996 and 1997 Stock Option Plans as to future option grants;

     •     Adoption of the 2001 Stock Plan — 3,000,000 shares of common stock will be reserved for issuance under the 2001 Stock Plan. On January 1 of each year, starting with the year 2002, the number of shares in the reserve will automatically increase by the lesser of (i) 3,000,000 shares, (ii) 5% of the outstanding common stock on the last day of the immediately preceding fiscal year, or (iii) the number of shares determined by the board of directors; and

     •     Adoption of the 2001 Employee Stock Purchase Plan — Under the purchase plan, eligible employees are allowed to have salary withholdings of up to 10% of their compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock on the first date immediately before the first day of the applicable offering period or the fair market value on the purchase date. The initial offering period commences upon the effective date for the initial public offering of the Company’s common stock. For the first offering period, shares of common stock may be purchased at a price equal to 85% of the lower of the price per share in the initial public offering or the market value on the purchase date. The Company has initially reserved 300,000 shares of common stock under this plan, plus an annual increase to be added each January beginning with the year 2002 equal to the lesser of (i) 675,000 shares, (ii) 2% of the outstanding common stock on the last day of the immediately preceding fiscal year, or (iii) the number of shares determined by the board of directors.

10. COMMON STOCK PURCHASE COMMITMENT

     On June 28, 2001, the Company entered into a common stock purchase agreement with Applied Materials, Inc., or Applied Materials, under which the Company agreed to sell Applied Materials 500,000 shares of common stock in a private placement concurrent with and conditioned upon the sale of shares in the initial public offering. The private placement was completed on August 1, 2001 (see Note 11) resulting in gross proceeds to the Company of $6 million.

11. SUBSEQUENT EVENTS

     On July 6, 2001, the Company amended and restated its articles of incorporation to effect a two-for-three reverse stock split of the Company’s common and preferred stock. All share and per share amounts reflected in the consolidated financial statements have been restated to give effect to the two-for-three reverse stock split.

     On July 6, 2001, the Company also amended and restated its articles of incorporation to provide for the automatic conversion of all outstanding Series A and Series B convertible preferred stock upon consummation of a public offering in which the Company received proceeds equal to or greater than $7,500,000; provided that in the event the public offering price was less than $14.25 per share, the Series B preferred stock was to be converted into an aggregate of 499,987 shares of common stock.

     On July 11, 2001 and July 25, 2001, the Company granted to employees, options to purchase 539,363 and 360,001 shares of common stock, respectively, at an exercise price of $11.00 per share.

     On August 1, 2001, the Company completed an initial public offering of its common stock resulting in the issuance of 5,175,000 common shares (including the underwriters’ overallotment option of 675,000 common shares) resulting in gross proceeds to the Company of approximately $62.1 million. Based on the initial public offering price of $12.00 per share, the Company expects to record a one time dividend charge of $1,619,000 in the third quarter of 2001, representing the fair value of additional shares issued to the Series B convertible preferred stockholders in excess of the shares issuable pursuant to the original terms of the Series B convertible preferred stock.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially. All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Factors that May Affect Future Results” set forth at the end of this Item 2, the Risk Factors set forth in our Registration Statement on Form S-1, as amended, (File No. 333-43192) declared effective by the Securities and Exchange Commission on July 26, 2001 and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

     Our comprehensive technologies and services enable semiconductor companies to improve yield and performance of integrated circuits by providing infrastructure to integrate the design and manufacturing processes. Our design-to-silicon yield solutions combine proprietary manufacturing process simulation, yield and performance modeling software, comprehensive test chips, proven yield and performance enhancement methodologies, and professional services.

     From our incorporation in 1992 through late 1995, we were primarily focused on research and development of our proprietary manufacturing process simulation and yield and performance modeling software. From late 1995 through late 1998, we continued to refine and sell our software, while expanding our offering to include yield and performance improvement consulting services. In late 1998, we began to sell our software and consulting services, together with our newly developed proprietary technologies, as complete design-to-silicon yield solutions, reflecting our current business model. In April 2000, we expanded our research and development team and gained additional technology by acquiring Applied Integrated Systems and Software GmbH, which develops software and provides development services to the semiconductor industry.

Results of Operations

     We have historically experienced fluctuations from period to period. We expect these fluctuations to continue, therefore, historical results are not indicative of future results.

Three and Six Months Ended June 30, 2001 and 2000

Revenue

     Total revenue for the three months ended June 30, 2001 was $8.3 million, compared with $4.6 million for the three months ended June 30, 2000, an increase of 82%. Total revenue for the six months ended June 30, 2001 was $15.9 million, compared with $8.3 million for the six months ended June 30, 2000, an increase of 92%.

     Design-to-Silicon Yield Solutions. Design-to-silicon yield solutions revenue for the three months ended June 30, 2001 was $6.1 million, compared with $3.8 million for the three months ended June 30, 2000, an increase of 63%. Design-to-silicon yield solutions revenue for the six months ended June 30, 2001 was $11.9 million, compared with $6.0 million for the six months ended June 30, 2000, an increase of 99%. The increases for both the three-month and six-month periods ended June 30, 2001 were primarily attributable to a greater number and increased size of solution implementations during 2001 as compared to 2000.

     Gain Share. Gain share revenue for the three months ended June 30, 2001 was $2.2 million, compared with $808,000 for the three months ended June 30, 2000, an increase of 174%. Gain share revenue for the six months ended June 30, 2001 was $4.0 million, compared with $2.3 million for the six months ended June 30, 2000, an increase of 73%. The increases for both the three-month and six-month periods ended June 30, 2001 were the result of attaining increased levels of gainshare from new and existing customers.

Costs and Expenses

     Cost of Design-to-Silicon Yield Solutions. Cost of design-to-silicon yield solutions for the three months ended June 30, 2001 was $2.9 million, compared with $1.7 million for the three months ended June 30, 2000, an increase of 78%. Cost of design-to-silicon yield solutions for the six months ended June 30, 2001 was $5.5 million, compared with $2.9 million for the six months ended June 30, 2000, an increase of 89%. The absolute dollar increases in cost of design-to-silicon yield solutions in both the three-month and six-month periods ended June 30, 2001 were primarily due to a greater number and increased average size of solution implementations. As a percentage of design-to-silicon yield solutions revenue, cost of design-to-silicon yield solutions for the three months ended June 30, 2001 was 48%, compared with 44% for the three months ended June 30, 2000. Cost of design-to-silicon yield solutions as a percentage of design-to-silicon yield solutions revenue for the six months ended June 30, 2001 was 46%, compared with 49% for the six months ended June 30, 2000. The percentage increase for the three months ended June 30, 2001 was primarily the result of increasing capacity in anticipation of expanding our customer base and being awarded new design-to-silicon yield solutions contracts. The percentage decrease for the six months ended June 30, 2001 was primarily the result of an increase in higher margin design-to-silicon yield solutions contracts, only partially offset by the cost of increasing capacity.

     Research and Development. Research and development expenses for the three months ended June 30, 2001 were $2.9 million, compared with $1.3 million for the three months ended June 30, 2000, an increase of 123%. Research and development expenses for the six months ended June 30, 2001 were $5.5 million, compared with $2.2 million for the six months ended June 30, 2000, an increase of 147%. The absolute dollar increases in both the three-month and six-month periods ended June 30, 2001 were primarily due to the addition of personnel and the increase in personnel related costs for development of existing and new technologies, including as a result of our acquisition of AISS. As a percentage of total revenue, research and development expenses were 35% for the three months ended June 30, 2001, compared to 28% for the three months ended June 30, 2000. Research and development expenses as a percentage of total revenue were 35% for the six months ended June 30, 2001, compared to 27% for the six months ended June 30, 2000. We anticipate that we will continue to commit considerable resources to research and development in the future and that these expenses will continue to increase significantly in absolute dollars.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2001 were $2.6 million, compared with $1.6 million for the three months ended June 30, 2000, an increase of 65%. Selling, general and administrative expenses for the six months ended June 30, 2001 were $5.1 million, compared with $3.0 million for the six months ended June 30, 2000, an increase of 67%. These increases were due to increased spending in personnel and related costs and legal and other professional services in connection with building the necessary administrative infrastructure to support the growth of our operations. As a percentage of total revenue, selling, general and administrative expenses were 31% for the three months ended June 30, 2001, compared to 34% for the three months ended June 30, 2000. Selling, general and administrative expenses as a percentage of total revenue were 32% for the six months ended June 30, 2001, compared to 37% for the six months ended June 30, 2000. We expect that selling, general and administrative expenses will increase in absolute dollars to support increased selling and administrative efforts.

     Stock-Based Compensation Amortization. Stock-based compensation amortization expense for the three months ended June 30, 2001 was $2.1 million, compared with $1.2 million for the three months ended June 30, 2000, an increase of 72%. Stock-based compensation amortization expense for the six months ended June 30, 2001 was $4.7 million, compared with $1.7 million for the six months ended June 30, 2000, an increase of 176%. These increases were attributable primarily to options granted to employees at exercise prices below the deemed fair value of our common stock.

Interest and Other Income

     Interest and other income for the three months ended June 30, 2001 was $147,000, compared with $24,000 for the three months ended June 30, 2000, an increase of 513%. Interest and other income for the six months ended June 30, 2001 was $279,000, compared with $41,000 for the six months ended June 30, 2000, an increase of 580%. These increases were due to higher average cash and cash equivalents balances.

Provision for Taxes

     The tax provision for the three months ended June 30, 2001 was $97,000, compared with $166,000 for the three months ended June 30, 2000, a decrease of 42%. The decrease was attributable to the timing of foreign withholding taxes on revenue from Japanese customers. Provision for taxes for the six months ended June 30, 2001 was $282,000, compared with $273,000 for the six months ended June 30, 2000, an increase of 3%.

     The provision represents foreign and U.S. income tax and withholding tax on revenues from foreign customers.

Liquidity and Capital Resources

     As of June 30, 2001, working capital was $2.6 million, compared with $3.7 million as of December 31, 2000. Cash and cash equivalents as of June 30, 2001 were $5.3 million, compared to $7.6 million as of December 31, 2000, a decrease of $2.3 million.

     Net cash used in operating activities was $546,000 for the six months ended June 30, 2001 compared to net cash provided by operating activities of $100,000 for the six months ended June 30, 2000. Net cash used in operating activities in 2001 resulted from decreases in billings in excess of revenue recognized of $245,000 and increases in accounts receivable of $1.1 million and prepaid and other assets of $728,000, partially offset by net income of $412,000 after adjustment for depreciation and amortization, including amortization of deferred stock compensation cost of $4.7 million, and increases in accounts payable of $485,000, accrued compensation and related benefits of $132,000, deferred revenue of $144,000 and other accrued liabilities and taxes payable of $315,000. Net cash provided by operating activities in 2000 resulted from net income of $162,000 after adjustment for depreciation and amortization, including amortization of deferred stock compensation cost of $1.7 million, and increases in deferred revenues of $344,000, billings in excess of revenue recognized of $111,000 and accounts payable of $824,000 partially offset by increases in accounts receivable of $1.0 million and prepaid expenses and other assets of $69,000 and decreases in accrued compensation and benefits of $155,000 and other accrued liabilities and taxes payable of $83,000. The increases in accounts receivable were attributable to performance under an increased number of contracts.

     Net cash used in investing activities was $738,000 for the six months ended June 30, 2001, compared to $791,000 for the six months ended June 30, 2000. Net cash used in investing activities in 2001 resulted from the purchases of property and equipment. Net cash used in investing activities in 2000 resulted from the purchases of property and equipment of $566,000 and the acquisition of AISS for $995,000 in promissory notes and $255,000 in cash.

     Net cash used in financing activities was $1.0 million for the six months ended June 30, 2001, compared to net cash provided by financing activities of $198,000 for the six months ended June 30, 2000. Net cash used in financing activities in 2001 was primarily the result of repayment of notes payable of $995,000 issued in conjunction with the acquisition of AISS. Net cash provided in 2000 was primarily the result of exercises of common stock options and warrants.

     On August 1, 2001, the Company completed an initial public offering of its common stock and a concurrent private placement of its common stock resulting in the issuance of 5,675,000 common shares (including the underwriters’ overallotment option of 675,000 common shares) resulting in gross proceeds to the Company of approximately $68.1 million.

     We expect to experience significant growth in our operating expenses, particularly for research and development and additions to our workforce in order to execute our business plan. As a result, we anticipate that our operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may use cash resources to fund potential acquisitions of complementary products, technologies or businesses. We believe that the net proceeds from our initial public offering and the concurrent private placement together with our existing cash resources, available bank financing and anticipated funds from operations, will satisfy our cash requirements for at least the next twelve months. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Euro-Currency

     The Single European Currency, or Euro, was introduced on January 1, 1999, with complete transition to this new currency required by January 2002. In connection with our acquisition of AISS, we are currently assessing the issues raised by the introduction of the Euro, but we do not expect that required changes, if any, will have a material effect on our business.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of this statement did not have an effect on the Company’s financial position, results of operations or cash flows as the Company had no stand-alone or embedded derivatives at December 31, 2000 and had not historically entered into any derivative transactions to hedge currency or other exposures.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill with an expected net carrying value of approximately $470,000 at the date of adoption and annual amortization of approximately $201,000 that resulted from a business combination completed prior to the adoption of SFAS No. 141. The Company will evaluate goodwill under the transitional impairment test in SFAS No. 142 and, accordingly, has not yet determined whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

Factors Which May Affect Future Results

If semiconductor designers and manufacturers do not adopt our design-to-silicon yield solutions, we may be unable to increase or maintain our revenue.

     If semiconductor designers and manufacturers do not adopt our design-to-silicon yield solutions, our revenue could decline. To date, we have worked with a limited number of semiconductor companies on a limited number of integrated circuit, or IC, products and processes. To be successful, we will need to enter into agreements covering a larger number of IC products and processes with existing customers and new customers. Our existing customers are large integrated device manufacturers, or IDMs. We will need to target as new customers additional IDMs, as well as semiconductor companies in different segments of the semiconductor market, such as fabless semiconductor companies, foundries and system manufacturers. Factors that may limit adoption of our design-to-silicon yield solutions by semiconductor companies include:

•	our customers’ failure to achieve satisfactory yield improvements using our design-to-silicon yield solutions;

•	a decrease in demand for semiconductors generally or the demand for deep submicron semiconductors failing to grow as rapidly as expected;

•	the industry may develop alternative methods to enhance the integration between the semiconductor design and manufacturing processes due to a rapidly evolving market and the likely emergence of new technologies;

•	our existing and potential customers’ reluctance to understand and accept our innovative gain share fee component, which is a variable fee based on improvements in our customers’ yields; and

•	our customers’ concern about our ability to keep highly competitive information confidential.

Our earnings per share and other key operating results may be unusually high in a given quarter, thereby raising investors’ expectations, and then unusually low in the next quarter, thereby disappointing investors, which could cause our stock price to drop.

     Historically, our quarterly operating results have fluctuated. Our future quarterly operating results will likely fluctuate from time to time and may not meet the expectations of securities analysts and investors in some future period. The price of our common stock could decline due to such fluctuations. The following factors may cause significant fluctuations in our future quarterly operating results:

•	the size and timing of sales volumes achieved by our customers’ products;

•	the loss of any of our large customers or an adverse change in any of our large customers' businesses;

•	the size of improvements in our customers’ yield and the timing of agreement as to those improvements;

•	our long and variable sales cycle;

•	changes in the mix of our revenue;

•	changes in the level of our operating expenses needed to support our projected growth; and

•	delays in completing solution implementations for our customers.

Our recent adoption of a novel and unproven business model makes it difficult to evaluate our future prospects.

     Since we recently adopted our current business model, we do not have a long history of operating results on which you can base your evaluation of our business. In 1998, we began selling software, services and other technologies together as a design-to-silicon yield solution for the first time. Because we have not demonstrated our ability to generate significant revenue, our business model is unproven, especially with respect to gain share fees, which we expect will constitute a significant portion of our revenue for the foreseeable future. In the past, we generally earned fixed fees for the separate sale of our software, services and other technologies. Under our new business model, we are selling these items together as a package and charging both a fixed fee and a variable fee based on demonstrated improvements in our customers’ yields, which we call gain share. Our existing and potential customers may resist this approach and may seek to limit or restrict our gain share fees. As a result, it will be difficult for financial markets analysts and investors to evaluate our future prospects.

Our gain share revenue is largely dependent on the volume of ICs our customers are able to sell to their customers, which is outside our control.

     Our gain share revenue for a particular product is largely determined by the volume of that product our customer is able to sell to its customers, which is outside of our control. We have limited ability to predict the success or failure of our customers’ IC products. We may commit a significant amount of time and resources to a customer who is ultimately unable to sell as many units as we had anticipated when contracting with them. Since we currently work on a small number of large projects, any product that does not achieve commercial viability could significantly reduce our revenue and results of operations below expectations. In addition, if we work with two directly competitive products, volume in one may offset volume, and any of our related gain share, in the other product. Further, decreased demand for semiconductor products decreases the volume of products our customers are able to sell, which may adversely impact our gain share revenue.

Gain share measurement requires data collection and is subject to customer agreement, which can result in uncertainty and cause quarterly results to fluctuate.

     We can only recognize gain share revenue once we have reached agreement with our customers on their level of yield performance improvements. Because measuring the amount of yield improvement is inherently complicated and dependent on our customers’ internal information systems, there may be uncertainty as to some components of measurement. This could result in our recognition of less revenue than expected. In addition, any delay in measuring gain share could cause all of the associated revenue to be delayed until the next quarter. Since we currently have only a few large customers and we are relying on gain share as a significant component of our total revenue, any delay could significantly harm our quarterly results.

Changes in the structure of our customer contracts, particularly the mix between fixed and variable revenue, can adversely affect the size and timing of our total revenue.

     Our success is largely dependent upon our ability to structure our future customer contracts to include a larger gain share component relative to the fixed fee component. If we are successful in increasing the gain share component of our customer contracts, we will experience an adverse impact on our operating results in the short term as we reduce the fixed fee component, which we typically recognize earlier than gain share fees. In addition, by increasing the gain share component, we increase the variability of our revenue, and therefore increase the risk that our total future revenue will be lower than expected and fluctuate significantly from period to period.

We generate virtually all of our total revenue from a limited number of customers, so the loss of any one of these customers could significantly reduce our revenue and results of operations below expectations.

     Historically, we have had a small number of large customers and we expect this to continue in the near term. In the six months ended June 30, 2001, three customers accounted for 75% of our total net revenue, with Toshiba representing 32%, Matsushita Electric Industrial Co., Ltd. representing 31%, and Sony representing 12%. The loss of any one customer or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations due to our expenses being fixed in the short term, the fact that it takes us a long time to replace customers and because any offsetting gain share revenue from new customers would not begin to be recognized until much later. Toshiba recently announced layoffs of certain of its employees, which may indicate decreased demand for certain of its products. There can be no assurances that such decrease in demand will not ultimately have an impact on our revenues.

It typically takes us a long time to sell our novel solutions to new customers, which can result in uncertainty and delays in generating additional revenue.

     Because our gain share business model is novel and our design-to-silicon yield solutions are unfamiliar, our sales cycle is lengthy and requires a significant amount of our senior management’s time and effort. Furthermore, we need to target those individuals within a customer’s organization who have overall responsibility for the profitability of an IC. These individuals tend to be senior management or executive officers. We may face difficulty identifying and establishing contact with such individuals. We typically send one or more of our senior executives and several engineers to meet with a prospective customer. Even after initial acceptance, due to the complexity of structuring the gain share component, the negotiation and documentation processes can be lengthy. It can take six months or more to reach a signed contract with a customer. Unexpected delays in our sales cycle could cause our revenue to fall short of expectations.

We have a history of losses, we expect to incur losses in the future and we may be unable to achieve or subsequently maintain profitability.

     We may not achieve or subsequently maintain profitability if our revenue increases more slowly than we expect or not at all. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $14.8 million as of June 30, 2001. We expect to continue to incur significant expenses in connection with:

•	increased funding for research and development;

•	expansion of our solution implementation teams;

•	expansion of our sales and marketing efforts; and

•	additional non-cash charges relating to amortization of intangibles and deferred stock compensation.

     As a result, we will need to significantly increase revenue to achieve profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of these factors could cause our stock price to decline.

We must continually attract and retain highly talented executives, engineers and research and development personnel or we will be unable to expand our business as planned.

     We will need to continue to hire highly talented executives, engineers and research and development personnel to support our planned growth. We have experienced, and we expect to continue to experience, delays and limitations in hiring and retaining highly skilled individuals with appropriate qualifications. We intend to continue to hire foreign nationals, particularly as we expand our operations internationally. We have had, and expect to continue to have, difficulty in obtaining visas permitting entry into the United States, for several of our key personnel, which disrupts our ability to strategically locate our personnel. In addition, we have a number of openings for key executive positions, including a Vice President of Client Services, that we will need to fill in order to successfully execute our business strategy. We may have difficulty recruiting these executives or integrating them into our existing management team. If we lose the services of any of our key executives or a significant number of our engineers, it could disrupt our ability to implement our business strategy. Competition for executives and qualified engineers can be intense, especially in Silicon Valley where we are principally based.

If our design-to-silicon yield solutions fail to keep pace with the rapid technological changes in the semiconductor industry, we could lose customers and revenue.

     We must continually devote significant engineering resources to enable us to keep up with the rapidly evolving technologies and equipment used in the semiconductor design and manufacturing processes. These innovations are inherently complex and require long development cycles. Not only do we need the technical expertise to implement the changes necessary to keep our technologies current, we also rely heavily on the judgment of our advisors and management to anticipate future market trends. Our customers expect us to stay ahead of the technology curve and expect that our design-to-silicon yield solutions will support any new design or manufacturing processes or materials as soon as they are deployed. If we are not able to timely predict industry changes, or if we are unable to modify our design-to-silicon yield solutions on a timely basis, our existing solutions will be rendered obsolete and we may lose customers. If we do not keep pace with technology, our existing and potential customers may choose to develop their own solutions internally as an alternative to ours, and we could lose market share to competitors which could adversely affect our operating results.

We intend to pursue additional strategic relationships, which are necessary to maximize our growth, but could substantially divert management attention and resources.

     In order to establish strategic relationships with industry leaders at each stage of the IC design and manufacturing processes, we may need to expend significant resources and will need to commit a significant amount of management’s time and attention, with no guarantee of success. If we are unable to enter into strategic relationships with these companies, we will not be as effective at modeling existing technologies or at keeping ahead of the curve as new technologies are introduced. In the past, the absence of an established working relationship with key companies in the industry has meant that we have had to exclude the effect of their component parts from our modeling analysis, which reduces the overall effectiveness of our analysis and limits our ability to improve yield. We may be unable to establish key industry strategic relationships if any of the following occur:

•	potential industry partners become concerned about our ability to protect their intellectual property;

•	potential industry partners develop their own solutions to address the need for yield improvement;

•	our potential competitors establish relationships with industry partners with which we seek to establish a relationship; or

•	potential industry partners attempt to restrict our ability to enter into relationships with their competitors.

We face operational and financial risks associated with international operations.

     We derive a majority of our revenue from international sales, principally from customers based in Japan. Revenue generated from customers in Japan accounted for 82% of total revenue in the year ended December 31, 1998, 90% of total revenue in the year ended December 31, 1999, 66% of total revenue in the year ended December 31, 2000 and 74% of total revenue in the six months ended June 30, 2001. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Japan. We are subject to risks inherent in doing business in international markets. These risks include:

•	some of our key engineers and other personnel who are foreign nationals may have difficulty gaining access to the United States and other countries in which our customers or our offices may be located;

•	greater difficulty in collecting account receivables resulting in longer collection periods;

•	language and other cultural differences may inhibit our sales and marketing efforts and create internal communication problems among our U.S. and foreign research and development teams;

•	compliance with, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar;

•	currency risk due to the fact that expenses for our international offices are denominated in the local currency, while virtually all of our revenue is denominated in U.S. dollars; and

•	economic or political instability.

     In Japan, in particular, we face the following additional risks:

•	any recurrence of the recent overall downturn in Asian economies could limit our ability to retain existing customers and attract new ones in Asia;

•	if the U.S. dollar increases in value relative to the Japanese Yen, the cost of our solutions will be more expensive to existing and potential Japanese customers and therefore less competitive; and

•	if any of these risks materialize, we may be unable to continue to market our design-to-silicon yield solutions successfully in international markets.

Competition in the market for solutions that address yield improvement and integration between IC design and manufacturing may intensify in the future, which could slow our ability to grow or execute our strategy.

     Competition in our market may intensify in the future, which could slow our ability to grow or execute our strategy. Our current and potential customers may choose to develop their own solutions internally, particularly if we are slow in deploying our solutions. Many of these companies have the financial and technical capability to develop their own solutions. Currently, we are not aware of any other provider of comprehensive commercial solutions for systematic IC yield and performance enhancement. We face indirect competition from the internal groups at IC companies that work on process integration, including groups at current customers, such as Toshiba or Conexant, and at prospective customers. Some vendors to IC companies may also compete with us indirectly. For example, Cadence Design Systems, Inc., a prominent electronic design automation vendor, has offerings that help enhance IC layout in ways that could result in improved yield. Providers of yield management software aimed at maintaining and improving yield in mass production, such as KLA-Tencor Corporation, although they can help us maintain yield gains achieved in integration and ramp, may increasingly seek to broaden their offering and compete with us. In addition, we believe that the demand for solutions that address the need for better integration between the silicon design and manufacturing processes may encourage direct competitors to enter into our market. For example, large integrated organizations, such as IDMs, electronic design automation software providers, IC design service companies or semiconductor equipment vendors, may decide to spin-off a business unit that competes with us. Other potential competitors include fabrication facilities that may decide to offer solutions competitive with ours as part of their value proposition to their customers. If these potential competitors are able to attract industry partners or customers faster than we can, we may not be able to grow and execute our strategy as quickly or at all. In addition, customer preferences may shift away from our design-to-silicon yield solutions as a result of the increase in competition.

We must effectively manage and support our recent and planned growth in order for our business strategy to succeed.

     We will need to continue to grow in all areas of operation and successfully integrate and support our existing and new employees into our operations, or we may be unable to implement our business strategy in the time frame we anticipate, if at all. We expect to outgrow our principal office facilities by May 2003 and at that time will need to secure additional space or relocate to a larger facility, which could be difficult in the Silicon Valley office leasing market. We will also need to switch to a new accounting system in the near future, which could result in reporting errors and other difficulties that may disrupt our business operations and distract management. In addition, we will need to expand our intranet to support new data centers to enhance our research and development efforts. Our intranet is expensive to expand and must be highly secure due to the sensitive nature of our customers’ information that we transmit. Building and managing the support necessary for our growth places significant demands on our management and resources. These demands may divert these resources from the continued growth of our business and implementation of our business strategy. Further, we must adequately train our new personnel, especially our technical support personnel, to adequately, and accurately, respond to and support our customers. If we fail to do this, it could lead to dissatisfaction among our customers, which could slow our growth.

Our solution implementations may take longer than we anticipate which could cause us to lose customers and may result in adjustments to our operating results.

     Our solution implementations require a team of engineers to collaborate with our customers to address complex yield loss issues by using our software and other technologies. We must estimate the amount of time needed to complete an existing solution implementation in order to estimate when the engineers will be able to commence a new solution implementation. Given the time pressures involved in bringing IC products to market, targeted customers may proceed without us if we are not able to commence their solution implementation on time. Due to our lengthy sales cycle, we may be unable to replace these targeted implementations in a timely manner, which could cause fluctuations in our operating results.

     In addition, our accounting for solution implementation contracts, which generate fixed fees, sometimes require adjustments to profit and loss based on revised estimates during the performance of the contract. These adjustments may have a material effect on our results of operations in the period in which they are made. The estimates giving rise to these risks, which are inherent in fixed-price contracts, include the forecasting of costs and schedules, and contract revenues related to contract performance.

Our chief executive officer and our vice president of business development are critical to our business and we cannot guarantee that they will remain with us indefinitely.

     Our future success will depend to a significant extent on the continued services of John Kibarian, our President and Chief Executive Officer, and David Joseph, our Vice President, Business Development. If we lose the services of either of these key executives, it could slow execution of our business plan, hinder our product development processes and impair our sales efforts. Searching for their replacements could divert our other senior management’s time and increase our operating expenses. In addition, our industry partners and customers could become concerned about our future operations, which could injure our reputation. We do not have long-term employment agreements with these executives and we do not maintain any key person life insurance policies on their lives.

Inadvertent disclosure of our customers’ confidential information could result in costly litigation and cause us to lose existing and potential customers.

     Our customers consider their product yield information and other confidential information, which we must gather in the course of our engagement with the customer, to be extremely competitively sensitive. If we inadvertently disclosed or were required to disclose this information, we would likely lose existing and potential customers, and could be subject to costly litigation. In addition, to avoid potential disclosure of confidential information to competitors, some of our customers may, in the future, ask us not to work with key competitive products.

If we fail to protect our intellectual property rights, customers or potential competitors may be able to use our technologies to develop their own solutions which could weaken our competitive position, reduce our revenue or increase our costs.

     Our success depends largely on the proprietary nature of our technologies. We currently rely primarily on copyright, trademark and trade secret protection. Whether or not patents are granted to us, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. As a result of any such litigation, we could lose our proprietary rights and incur substantial unexpected operating costs. Litigation could also divert our resources, including our managerial and engineering resources. In the future, we intend to rely primarily on a combination of patents, copyrights, trademarks and trade secrets to protect our proprietary rights and prevent competitors from using our proprietary technologies in their products. These laws and procedures provide only limited protection. Our pending patent applications may not result in issued patents, and even if issued, they may not be sufficiently broad to protect our proprietary technologies. Also, patent protection in foreign countries may be limited or unavailable where we need such protection.

Our technologies could infringe the intellectual property rights of others causing costly litigation and the loss of significant rights.

     Significant litigation regarding intellectual property rights exists in the semiconductor industry. It is possible that a third party may claim that our technologies infringe their intellectual property rights or misappropriate their trade secrets. Any claim, even if without merit, could be time consuming to defend, result in costly litigation or require us to enter into royalty or licensing agreements, which may not be available to us on acceptable terms, or at all. For example, in May 2001, we were named as a defendant in a lawsuit claiming, among other things, that we misappropriated trade secrets in connection with hiring an employee. We are defending ourselves against the claims, which we believe to be without merit. We do not believe that this litigation, or resolution of this litigation, will have a material negative impact on our business. In general, however, a successful claim of infringement against us in connection with the use of our technologies could adversely affect our business.

Defects in our proprietary technologies and software tools could decrease our revenue and our competitive market share.

     If the software or proprietary technologies we provide to a customer contain defects that increase our customer’s cost of goods sold and time to market, these defects could significantly decrease the market acceptance of our design-to-silicon yield solutions. Any actual or perceived defects with our software or proprietary technologies may also hinder our ability to attract or retain industry partners or customers, leading to a decrease in our revenue. These defects are frequently found during the period following introduction of new software or proprietary technologies or enhancements to existing software or proprietary technologies. Our software or proprietary technologies may contain errors not discovered until after customer implementation of the silicon design and manufacturing process recommended by us. If our software or proprietary technologies contain errors or defects, it could require us to expend significant resources to alleviate these problems, which could result in the diversion of technical and other resources from our other development efforts.

We may not be able to raise necessary funds to support our growth or execute our strategy.

     We currently anticipate that our available cash resources, including the net proceeds from our initial public offering, will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, we may need to raise additional funds in order to:

•	support more rapid expansion;

•	develop or enhance design-to-silicon yield solutions;

•	respond to competitive pressures; or

•	acquire complementary businesses or technologies.

     These factors will impact our future capital requirements and the adequacy of our available funds. We may need to raise additional funds through public or private financings, strategic relationships or other arrangements. We cannot guarantee that we will be able to raise any necessary funds on terms favorable to us, or at all.

General economic conditions may reduce our revenues and harm our business.

     As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent worldwide economic slowdown, and in the United States in particular, many industries are delaying or reducing technology purchases. The impact of this slowdown on us is difficult to predict, but it may result in reductions in purchases of our technologies and services by our customers, longer sales cycles and increased price competition. As a result, if the current economic slowdown continues or worsens, we may fall short of our revenue expectations for any given quarter in fiscal 2001 or for the entire year. These conditions would negatively affect our business and results of operations.

We rely on continuous power supply to conduct our operations, and the current energy crisis could disrupt our operations and increase our expenses.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state, with or without advance notice. If blackouts interrupt our power supply, we may be temporarily unable to operate. Any such interruption in our ability to continue operations could delay the development of our products. Future interruptions could damage our reputation, harm our ability to promote the use of our solutions and could result in lost revenue, any of which could substantially harm our business and results of operations. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.

     Furthermore, the deregulation of the energy industry instituted in 1996 by the California government and shortages in wholesale electricity supplies have caused power prices to increase dramatically, and these prices will likely continue to increase for the foreseeable future. If wholesale prices continue to increase, our operating expenses will likely increase, as our headquarters and most of our employees are based in California.

We may not be able to expand our proprietary technologies if we do not consummate potential acquisitions or investments or successfully integrate them with our business.

     To expand our proprietary technologies, we may acquire or make investments in complementary businesses, technologies or products if appropriate opportunities arise. We may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms, or consummate future acquisitions or investments, each of which could slow our growth strategy. We may have difficulty integrating the acquired products, personnel or technologies of our recently acquired German company or of any additional acquisitions we might make. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.

The semiconductor industry is cyclical in nature.

     Our revenue is highly dependent upon the overall condition of the semiconductor industry, especially in light of our gain share revenue component. The semiconductor industry is highly cyclical and subject to rapid technological change and has been subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. One such downturn appears to have commenced during the third quarter of calendar 2000 and is continuing currently. For example, one of our largest customers, Toshiba, has recently announced layoffs of certain of its employees which could be indicative of decreased demand for certain of its products. The semiconductor industry also periodically experiences increased demand and production capacity constraints. As a result, we may experience significant fluctuations in operating results due to general semiconductor industry conditions and overall economic conditions.

Semiconductor companies are subject to risk of natural disasters.

     Semiconductor companies have in the past experienced major reductions in foundry capacity due to earthquakes in Taiwan, Japan and California. In light of our gain share revenue component, our results of operations can be significantly decreased if one of our customers must shut down IC production due to a natural disaster such as earthquake, fire, tornado or flood. Moreover, since semiconductor product life cycles have become relatively short, a significant delay in the production of a product could result in lost revenue, not merely delayed revenue.

Management will have broad discretion as to the use of proceeds from our initial public offering and, as a result, we may not use the proceeds to the satisfaction of our stockholders.

     On August 1, 2001, the Company completed its initial public offering. Our board of directors and management will have broad discretion in allocating the net proceeds therefrom. They may choose to allocate such proceeds in ways that do not yield a favorable return or are not supported by our stockholders. We have designated only limited specific uses for the net proceeds from our initial public offering.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

     The concentration of ownership of our outstanding capital stock with our directors and executive officers may limit your ability to influence corporate matters. Our directors, executive officers and their affiliates, beneficially own 55.7% of our outstanding capital stock. As a result, these stockholders, if acting together, will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any corporate transactions.

We have anti-takeover defenses that could delay or prevent an acquisition of our company.

     Provisions of our certificate of incorporation and bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

Our stock price is likely to be extremely volatile as the market for technology companies’ stock has recently experienced extreme price and volume fluctuations.

     Volatility in the market price of our common stock could result in securities class action litigation. Any litigation would likely result in substantial costs and a diversion of management’s attention and resources. Despite the strong pattern of operating losses of technology companies, the market demand, valuation and trading prices of these companies have been high. At the same time, the share prices of these companies’ stocks have been highly volatile and have recorded lows well below their historical highs. As a result, investors in these companies often buy the stock at very high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the stock holdings of these investors. Our stock may not trade at the same levels as other technology stocks. In addition, technology stocks in general may not sustain current market prices.

A large number of shares becoming eligible for sale could cause our stock price to decline.

     Sales of a substantial number of shares of our common stock after our initial public offering could cause our stock price to fall. Our current stockholders hold a substantial number of shares, which they will be able to sell in the public market in the near future.

If we raise additional capital through the issuance of new securities at a price lower than the initial public offering price, you will incur additional dilution.

     If we raise additional capital through the issuance of new securities at a lower price than the initial public offering price, you will be subject to additional dilution. If we are unable to access the public markets in the future, or if our performance or prospects decrease, we may need to consummate a private placement or public offering of our capital stock at a lower price than the initial public offering price. In addition, any new securities may have rights, preferences or privileges senior to those securities held by you.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the Company’s market risk disclosures within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-43192).

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     We are not currently party to any material legal proceedings. In May 2001, we were named as a defendant in a lawsuit claiming, among other things, that we misappropriated trade secrets in connection with hiring an employee. We are defending ourselves against the claims, which we believe to be without merit. We do not believe that this litigation, or resolution of this litigation, will have a material negative impact on our business.

Item 2. Changes in Securities and Use of Proceeds

     (c)  Recent Sales of Unregistered Securities

     The following share numbers give effect to our two-for-three reverse split of our common and preferred stock, which occurred on July 6, 2001.

     During the quarter ended June 30, 2001 we issued and sold the following unregistered securities:

•	15,206 shares of common stock to employees pursuant to the exercise of options under our 1996 and 1997 Stock Plans. These options were exercised at a weighted average exercise price of $0.29 per share for an aggregate cash consideration of $4,351.

     The issuances of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2), Regulation D, Rule 701, or other applicable exemption of such Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

     (d)  Use of Proceeds

     Our Registration Statement on Form S-1 (File No. 333-43192) related to our initial public offering was declared effective by the SEC on July 26, 2001. The public offering commenced on July 27, 2001. All 4,500,000 shares of common stock offered in the final prospectus, as well as an additional 675,000 shares of common stock subject to the underwriters’ over-allotment option, were sold at the closing on August 1, 2001 at a price to public of $12.00 per share (before deducting underwriting discounts and commissions) through a syndicate of underwriters managed by Credit Suisse First Boston Corporation, Robertson Stephens, Inc. and Dain Rauscher Incorporated. The aggregate gross proceeds of the shares offered and sold was $62,100,000, out of which we paid an aggregate of $4.3 million in underwriting discounts and commissions to the underwriters. In addition, as of June 30, 2001, we incurred additional expenses of approximately $615,000 in connection with the offering and we estimate that remaining bills not received for the offering will approximate up to $350,000, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of $5.3 million.

     We incurred legal expenses payable to Orrick, Herrington & Sutcliffe LLP in connection with the initial public offering of our common stock. Peter Cohn, our Secretary, is a partner in that law firm. Other than such payments, none of the net proceeds were paid, and none of the initial public offering expenses related to any payments, directly or indirectly, to directors, officers or general partners of PDF or its associates, persons owning 10% or more of any class of securities of PDF, or affiliates of PDF.

     We have used and intend to continue to use the net proceeds of the public offering primarily for general corporate purposes, including working capital and capital expenditures. The amounts and timing of these expenditures will vary depending on a number of factors, including the amount of cash generated or used by our operations, competitive and technological developments and the rate of growth, if any, of our business. We may also use a portion of the net proceeds to acquire additional businesses, services, products or technologies or invest in additional businesses that we believe will complement our current or future business. However, we have no specific plans, agreements or commitments and are not currently engaged in any negotiations for any material acquisition or investment. As a result, we will retain broad discretion in the allocation of the net proceeds of the public offering. Pending the uses described above, we will invest the net proceeds of the public offering in cash, cash equivalents, money market funds or short-term interest-bearing, investment-grade securities to the extent consistent with applicable regulations. We cannot predict whether the proceeds will be invested to yield a favorable return.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Exhibit
Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.*

3.2	Amended and Restated Bylaws of PDF Solutions, Inc.*

4.1	Specimen Stock Certificate.

4.2	Second Amended and Restated Rights Agreement dated July 6, 2001.*

*	Incorporated by reference to PDF’s Registrant’s Registration Statement on Form S-1, as amended (File No. 333-43192).

     (b)  Reports on Form 8-K:

No reports on Form 8-K were filed by PDF during the three months ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 6, 2001	By:	/s/ John K. Kibarian

John K. Kibarian
President and Chief Executive Officer

Date: September 6, 2001	By:	/s/ P. Steven Melman

P. Steven Melman
Chief Financial Officer and Vice President, Finance and Administration

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.*

3.2	Amended and Restated Bylaws of PDF Solutions, Inc.*

4.1	Specimen Stock Certificate.

4.2	Second Amended and Restated Rights Agreement dated July 6, 2001.*

*	Incorporated by reference to PDF’s Registrant’s Registration Statement on Form S-1, as amended (File No. 333-43192).