Form 10-Q
period 2001-09-30
PDF SOLUTIONS INC
filed 2001-11-07
CIK 1120914

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or

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

Yes   [ X ]     No   [   ]

     The number of shares outstanding of the Registrant’s Common Stock as of November 6, 2001 was 22,913,272.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2001	2000

ASSETS

Current assets:

Cash	$69,445	$7,626

Accounts receivable, net of allowance of $288 in 2001 and $192 in 2000	5,856	3,950

Prepaid expenses and other current assets	1,402	576

Total current assets	76,703	12,152

Property and equipment, net	2,283	1,561

Intangible assets, net	1,294	1,670

Other assets	167	131

Total assets	$80,447	$15,514

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities:

Accounts payable	$1,740	$1,143

Accrued compensation and related benefits	3,400	2,362

Other accrued liabilities	920	984

Taxes payable	311	15

Deferred revenues	3,510	1,870

Billings in excess of recognized revenue	895	1,053

Notes payable	—	995

Current portion of long-term debt	26	22

Total current liabilities	10,802	8,444

Long-term debt	36	56

Deferred tax liability	412	532

Deferred rent	68	51

Series A convertible preferred stock, $0.00015 par value, 5,833,333 shares authorized; shares issued and outstanding: 0 in 2001 and 5,833,331 in 2000 (liquidation preference of $3,500)	—	3,497

Series B convertible preferred stock, $0.00015 par value, 366,667 shares authorized; shares issued and outstanding: 0 in 2001 and 350,872 in 2000 (liquidation preference of $5,000)	—	4,960

Shareholders’ equity (deficiency):
Preferred Stock, $0.00015 par value, 5,000,000 shares authorized; shares issued and outstanding; 0 in 2001 and 2000	—	—

Common stock, $0.00015 par value, 33,333,333 share authorized; shares issued and outstanding: 22,913,272 in 2001 and 10,903,174 in 2000	3	2

Additional paid-in-capital	97,683	25,386

Deferred stock-based compensation	(5,265)	(11,882)

Notes receivable from shareholders	(6,054)	(5,646)

Accumulated deficit	(17,230)	(9,878)

Cumulative other comprehensive loss	(8)	(8)

Total shareholders’ equity (deficiency)	69,129	(2,026)

Total liabilities and shareholders’ equity (deficiency)	$80,447	$15,514

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Revenue:

Design-to-silicon-yield solutions	$6,880	$4,490	$18,766	$10,458

Gain share	2,346	848	6,340	3,156

Total revenue	9,226	5,338	25,106	13,614

Costs and expenses:

Cost of design-to-silicon-yield solutions	3,011	1,887	8,504	4,792

Research and development	3,225	1,817	8,769	4,059

Selling, general and administrative	3,017	2,239	8,074	5,264

Stock-based compensation amortization*	1,358	2,896	6,036	4,589

Total costs and expenses	10,611	8,839	31,383	18,704

Loss from operations	(1,385)	(3,501)	(6,277)	(5,090)

Interest and other income	495	114	774	155

Loss before taxes	(890)	(3,387)	(5,503)	(4,935)

Tax provision (benefit)	(52)	239	230	512

Net loss	(838)	(3,626)	(5,733)	(5,447)

Preferred dividend	(1,619)	—	(1,619)	—

Net loss attributable to common shareholders	$(2,457)	$(3,626)	$(7,352)	$(5,447)

Net loss per share:

Basic and diluted	$(0.12)	$(0.46)	$(0.61)	$(0.76)

Weighted average common shares:

Basic and diluted	19,834	7,960	12,140	7,203

*Stock-based compensation amortization:

Cost of design-to-silicon-yield solutions	$354	$747	$1,693	$982

Research and development	639	1,475	2,709	2,725

Selling, general and administrative	365	674	1,634	882

	$1,358	$2,896	$6,036	$4,589

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended

	September 30,	September 30,
	2001	2000

Operating activities:

Net loss	$(5,733)	$(5,447)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	1,003	563

Stock-based compensation amortization	6,036	4,589

Loss on sale of property and equipment	3	13

Deferred revenues	1,640	2,268

Changes in assets and liabilities, net of effect of acquisition:

Accounts receivable	(1,906)	(1,369)

Prepaid expenses and other assets	(861)	(941)

Accounts payable	598	276

Accrued compensation and related benefits	1,038	276

Billings in excess of recognized revenue	(157)	541

Other accrued liabilities and taxes payable	128	758

Net cash provided by operating activities	1,789	1,527

Investing activities:

Purchases of property and equipment	(1,353)	(904)

Acquisition of AISS, net of cash acquired	—	(225)

Net cash used in investing activities	(1,353)	(1,129)

Financing activities:

Proceeds from initial public offering, net	56,465	—

Proceeds from private placement of stock	5,880	—

Proceeds from sale of preferred stock	—	4,960

Exercise of stock options and warrants	6	297

Collection of notes receivable from stockholders	44	1

Repayment of notes payable	(995)	—

Principal payments on long-term debt and capital lease obligations	(16)	(26)

Net cash provided by financing activities	61,384	5,232

Effect of exchange rate changes on cash	(1)	—

Net increase in cash and cash equivalents	61,819	5,630

Cash and cash equivalents, beginning of period	7,626	1,933

Cash and cash equivalents, end of period	$69,445	$7,563

Noncash investing and financing activities:

Common stock issued for notes receivable	$550	$5,478

Notes payable issued to acquire AISS	$—	$995

Supplemental disclosure of cash flow information —

Cash paid during the period for:

Taxes	$100	$132

Interest	$6	$4

Noncash financing activities —
Preferred stock dividend	$1,619	—

Conversion of preferred stock into common stock	$8,456	—

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The interim consolidated financial statements included herein have been prepared by PDF Solutions, Inc., or the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2001. The accompanying consolidated financial statements should be read in conjunction with the fiscal 2000 consolidated financial statements and notes included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-43192).

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

2. ACCOUNTS RECEIVABLE

     Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $398,000 and $365,000 at September 30, 2001 and December 31, 2000, respectively.

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

     Had the acquisition taken place at the beginning of fiscal 2000, the unaudited pro forma results of operations would have been as follows for the nine months ended September 30, 2000 (in thousands, except per share data):

Nine Months Ended September 30,

2000

(Unaudited)
Net revenues	$13,936

Net loss	(5,564)

Net loss per share — basic and diluted	(0.77)

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

4. NET LOSS PER SHARE

     Basic net loss per share excludes dilution and is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities is excluded as they are anti-dilutive because of the Company’s net losses. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Net loss (numerator), basic and diluted
Net loss	$(838)	$(3,626)	$(5,733)	$(5,447)
Preferred dividend	(1,619)	—	(1,619)	—

Net loss attributable to common shareholders	(2,457)	(3,626)	(7,352)	(5,447)
Shares (denominator):

Weighted average common shares outstanding	21,825	10,626	14,526	8,959

Weighted average common shares outstanding subject to repurchase	(1,991)	(2,666)	(2,386)	(1,756)

Shares used in computation, basic and diluted	19,834	7,960	12,140	7,203

Net loss per share — basic and diluted	$(0.12)	$(0.46)	$(0.61)	$(0.76)

5. INITIAL PUBLIC OFFERING AND CONCURRENT PRIVATE PLACEMENT

     On July 6, 2001 the Company amended and restated its articles of incorporation to effect a two-for-three reverse stock split of the Company’s common and preferred stock. All share and per share amounts reflected in the consolidated financial statements have been restated to give effect to the two-for-three reverse stock split.

     On July 6, 2001 the Company amended and restated its articles of incorporation to provide for the automatic conversion of all outstanding Series A and Series B convertible preferred stock upon consummation of the public offering in which the Company receives proceeds equal to or greater than $7,500,000; provided that in the event the public offering price is less than $14.25 per share, the Series B preferred stock will be converted into an aggregate of 499,987 shares of common stock.

     On July 11, 2001 and July 25, 2001 the Company granted to employees, options to purchase 539,363 and 360,001 shares of common Stock respectively, at an exercise price of $11.00 per share.

     On July 26, 2001 the Company completed its initial public offering in which it sold 5,175,000 shares of its common stock. The net proceeds from the offering totaled $56.5 million. Concurrent with this offering, the Company completed the private placement of 500,000 shares of its common stock to Applied Materials. Net proceeds of this concurrent private placement totaled $5.9 million. Based on the initial public offering price of $12 per share the company recorded a one time dividend charge of $1.6 million in the third quarter of 2001, representing the fair value of additional shares issued to the Series B convertible preferred stockholders in excess of the shares issuable pursuant to the original terms of the Series B convertible preferred stock.

6. COMPREHENSIVE LOSS

     The components of comprehensive loss are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Net loss	$(838)	$(3,626)	$(5,733)	$(5,447)

Foreign currency translation adjustments	17	(3)	(8)	0

Comprehensive loss	$(821)	$(3,629)	$(5,741)	$(5,447)

7. BOARD OF DIRECTORS ACTIONS

On June 12, 2001, the Board of Directors approved, and on July 6, 2001, the shareholders approved, the following actions which became effective concurrent with the Company’s initial public offering:

• Reincorporation of the Company in the State of Delaware:

• Increase in the authorized shares of common stock to 75,000,000 shares, par value $0.00015 per share, and creation of a new series of preferred stock with 5,000,000 shares authorized;

• Termination of the 1996 and 1997 Stock Option Plans as to future option grants;

• Adoption of the 2001 Stock Plan—3,000,000 shares of common stock will be reserved for issuance under the 2001 Stock Plan. On January 1 of each year, starting with year 2002, the number of shares in the reserve will automatically increase by the lesser of (i) 3,000,000 shares, (ii) 5% of the outstanding common stock on the last day of the immediately preceding fiscal year, or (iii) the number of shares determined by the board of directors; and

• Adoption of the 2001 Employee Stock Purchase Plan—Under the purchase plan, eligible employees are allowed to have salary withholdings of up to 10% of their compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock on the first date immediately before the first day of the applicable offering period or the fair market value on the purchase date. The initial offering period commences upon the effective date for the initial public offering of the Company’s common stock. For the first offering period, shares of common stock may be purchased a price equal to 85% of the lower of the price per share in the initial public offering or the market value on the purchase date. The Company has initially reserved 300,000 shares of common stock under this plan, plus an annual increase to be added each January beginning with the year 2002 equal to the lesser of (i) 675,000 shares, (ii) 2% of the outstanding common stock on the last day of the immediately preceding fiscal year, or (iii) the number of shares determined by the board of directors.

8. RECENT ACCOUNTING PRONOUNCEMENTS

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

     In June 2001, the FASB issued SFAF No. 143, Accounting for Asset Retirement Obligations. SFAF No. 143 addresses the financial and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAF No. 143 on January 1, 2003. PDF does not expect the adoption of this statement to have a material effect on the results of operations or statement of financial position of the Company.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. PDF Solutions will adopt SFAS No. 144 on January 1, 2002. PDF does not expect the adoption of this statement to have a material effect on the results of operations or statement of financial position of the Company.

9. CUSTOMER AND GEOGRAPHIC INFORMATION

     The Company operates in one segment. The Company had net revenues from individual customers in excess of 10% of net revenues as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

Customer	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
A	32%	35%	32%	34%

C	7%	26%	10%	31%

D	—	9%	5%	13%

E	3%	12%	2%	12%

G	34%	10%	32%	—

     The Company had accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	September 30,	December 31,
Customer	2001	2000

	(Unaudited)
A	41%	25%

C	4%	13%

D	—	24%

E	5%	13%

G	26%	9%

H	10%	—

     Revenues from customers by geographic area are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Japan	7,283	3,746	19,020	9,376

United States	935	348	3,792	3,799

Europe	1,008	244	2,294	439

     As of September 30, 2001 and December 31, 2000, long-lived assets related to AISS, located in Germany, totaled $1.4 million and $1.8 million, respectively, of which $1.3 million and $1.7 million relates to acquired intangibles (see Note 3). The majority of the Company’s remaining long-lived assets are in the United States.

10. LITIGATION

     In May 2001, the Company was named as a defendant in a lawsuit claiming, among other things, that it misappropriated trade secrets in connection with hiring an employee. The Company is aggressively defending itself against the claims, which it believes to be without merit. The Company does not believe that this litigation, or resolution of this litigation, will have a material negative impact on its consolidated financial position or results of operations.

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

Three and Nine Months Ended September 30, 2001 and 2000

Revenue

     Total revenue for the three months ended September 30, 2001 was $9.2 million, compared with $5.3 million for the three months ended September 30, 2000, an increase of 73%. Total revenue for the nine months ended September 30, 2001 was $25.1 million, compared with $13.6 million for the nine months ended September 30, 2000, an increase of 84%.

     Design-to-Silicon Yield Solutions. Design-to-silicon yield solutions revenue for the three months ended September 30, 2001 was $6.9 million, compared with $4.5 million for the three months ended September 30, 2000, an increase of 53%. Design-to-silicon yield solutions revenue for the nine months ended September 30, 2001 was $18.8 million, compared with $10.5 million for the nine months ended September 30, 2000, an increase of 79%. The increases for both the three-month and nine-month periods ended September 30, 2001 were primarily attributable to a greater number and increased size of solution implementations during 2001 as compared to 2000.

     Gain Share. Gain share revenue for the three months ended September 30, 2001 was $2.3 million, compared with $848,000 for the three months ended September 30, 2000, an increase of 177%. Gain share revenue for the nine months ended September 30, 2001 was $6.3 million, compared with $3.2 million for the nine months ended September 30, 2000, an increase of 101%. The increases for both the three-month and nine-month periods ended September 30, 2001 were the result of attaining increased levels of gain share from new and existing customers.

Costs and Expenses

     Cost of Design-to-Silicon Yield Solutions. Cost of design-to-silicon yield solutions for the three months ended September 30, 2001 was $3.0 million, compared with $1.9 million for the three months ended September 30, 2000, an increase of 60%. Cost of design-to-silicon yield solutions for the nine months ended September 30, 2001 was $8.5 million, compared with $4.8 million for the nine months ended September 30, 2000, an increase of 77%. The absolute dollar increases in cost of design-to-silicon yield solutions in both the three-month and nine-month periods ended September 30, 2001 were primarily due to a greater number and increased average size of solution implementations. As a percentage of design-to-silicon yield solutions revenue, cost of design-to-silicon yield solutions for the three months ended September 30, 2001 was 44%, compared with 42% for the three months ended September 30, 2000. Cost of design-to-silicon yield solutions as a percentage of design-to-silicon yield solutions revenue for the nine months ended September 30, 2001 was 45%, compared with 46% for the nine months ended September 30, 2000. The percentage increase for the three months ended September 30, 2001 was primarily the result of increasing capacity in anticipation of expanding our customer base and being awarded new design-to-silicon yield solutions contracts. The percentage decrease for the nine months ended September 30, 2001 was primarily the result of an increase in higher margin design-to-silicon yield solutions contracts, partially offset by the cost of increasing capacity.

     Research and Development. Research and development expenses for the three months ended September 30, 2001 were $3.2 million, compared with $1.8 million for the three months ended September 30, 2000, an increase of 77%. Research and development expenses for the nine months ended September 30, 2001 were $8.8 million, compared with $4.1 million for the nine months ended September 30, 2000, an increase of 116%. The absolute dollar increases in both the three-month and nine-month periods ended September 30, 2001 were primarily due to the addition of personnel and the increase in personnel related costs for development of existing and new technologies, including as a result of our acquisition of AISS. As a percentage of total revenue, research and development expenses were 35% for the three months ended September 30, 2001, compared to 34% for the three months ended September 30, 2000. Research and development expenses as a percentage of total revenue were 35% for the nine months ended September 30, 2001, compared to 30% for the nine months ended September 30, 2000. We anticipate that we will continue to commit considerable resources to research and development in the future and that these expenses will continue to increase significantly in absolute dollars.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2001 were $3.0 million, compared with $2.2 million for the three months ended September 30, 2000, an increase of 35%. Selling, general and administrative expenses for the nine months ended September 30, 2001 were $8.1 million, compared with $5.3 million for the nine months ended September 30, 2000, an increase of 53%. These increases were due to increased spending in personnel and related costs and legal and other professional services in connection with building the necessary administrative infrastructure to support the growth of our operations. As a percentage of total revenue, selling, general and administrative expenses were 33% for the three months ended September 30, 2001, compared to 42% for the three months ended September 30, 2000. Selling, general and administrative expenses as a percentage of total revenue were 32% for the nine months ended September 30, 2001, compared to 39% for the nine months ended September 30, 2000. We expect that selling, general and administrative expenses will increase in absolute dollars to support increased selling and administrative efforts.

     Stock-Based Compensation Amortization. Stock-based compensation amortization expense for the nine months ended September 30, 2001 was $1.4 million, compared with $2.9 million for the three months ended September 30, 2000, a decrease of 53%. Stock-based compensation amortization expense for the nine months ended September 30, 2001 was $6.0 million, compared with $4.6 million for the nine months ended September 30, 2000, an increase of 32%. This increase was attributable primarily to options granted to employees at exercise prices below the deemed fair value of our common stock.

Interest and Other Income

     Interest and other income for the three months ended September 30, 2001 was $495,000, compared with $114,000 for the three months ended September 30, 2000, an increase of 334%. Interest and other income for the nine months ended September 30, 2001 was $774,000, compared with $155,000 for the nine months ended September 30, 2000, an increase of 399%. These increases were due to higher average cash and cash equivalents balances primarily as a result of our initial public offering and concurrent private placement.

Provision for Taxes

     The tax benefit for the three months ended September 30, 2001 was $52,000, compared with a tax provision of $239,000 for the three months ended September 30, 2000, a decrease of 122%. The decrease was attributed to the finalization and filing of our 2000 tax return combined with changes to our estimated tax liability for 2001 resulting in a reduction in previously estimated tax expense. Provision for taxes for the nine months ended September 30, 2001 was $230,000, compared with $512,000 for the nine months ended September 30, 2000, a decrease of 55%.

Liquidity and Capital Resources

     As of September 30, 2001, working capital was $65.9 million compared with $3.7 million as of December 31, 2000. Cash and cash equivalents as of September 30, 2001 were $69.4 million compared to $7.6 million as of December 31, 2000, an increase of $61.8 million.

     Net cash provided by operating activities was $1.8 million for the nine months ended September 30, 2001 compared to net cash provided by operating activities of $1.5 million for the nine months ended September 30, 2000. Net cash provided by operating activities in 2001 resulted from net income of $1.3 million after adjustment for depreciation and amortization, including amortization of deferred stock compensation costs of $6.0 million, and increases in accounts payable of $598,000, accrued compensation and related benefits of $1.0 million, deferred revenue of $1.6 million and other accrued liabilities and taxes payable of $128,000 offset by increases in accounts receivable of $1.9 million, prepaid and other assets of $861,000 and billings in excess of revenue recognized of $157,000. Net cash provided by operating activities in 2000 resulted from net loss of $295,000 after adjustment for depreciation and amortization, including amortization of deferred stock compensation costs of $4.6 million and increases in accounts payable of $276,000, accrued compensation and related benefits of $276,000, other accrued liabilities and taxes payable of $758,000, deferred revenue of $2.3 million and billings in excess of revenue recognized of $541,000 partially offset by increases in accounts receivable of $1.4 million and prepaid expenses and other assets of $941,000. The increases in accounts receivable were attributable to performance under an increased number of contracts.

     Net cash used in investing activities was $1.4 million for nine months ended September 30, 2001, compared to $1.1 million for the nine months ended September 30, 2000. Net cash used in investing activities in 2001 resulted from the purchases of property and equipment. Net cash used in investing activities in 2000 resulted from the purchases of property and equipment of $904,000 and the acquisition of AISS for $995,000 in promissory notes and $255,000 in cash.

     Net cash provided by financing activities was $61.4 million for the nine months ended September 30, 2001 compared to net cash provided by financing activities of $5.2 million for the nine months ended September 30, 2000. Net cash provided by financing activities in 2001 was primarily the result of net proceeds of $56.5 million from our initial public offering and $5.9 million from the concurrent private placement of common stock, offset by the repayment of notes payable of $995,000 issued in conjunction with the acquisition of AISS. Net cash provided by financing activities in 2000 was primarily the result of the issuance of Series B convertible preferred stock in the amount of $5.0 million and the exercise of stock options of $297,000.

     We expect to experience significant growth in our operating expenses, particularly for research and development and additions to our workforce in order to execute our business plan. As a result, we anticipate that our operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may use cash resources to fund potential acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources, available bank financing and anticipated funds from operations, will satisfy our cash requirements for at least the next twelve months. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Euro-Currency

     The Single European Currency, or Euro, was introduced on January 1, 1999, with complete transition to this new currency required by January 2002. In connection with our acquisition of AISS, we are currently assessing the issues raised by the introduction of the Euro, but we do not expect that required changes, if any, will have a material effect on our business.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of this statement did not have an effect on our financial position, results of operations or cash flows as we had no stand-alone or embedded derivatives at December 31, 2000 and had not historically entered into any derivative transactions to hedge currency or other exposures.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. We will adopt SFAS No. 142 for our fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, we will stop the amortization of goodwill with an expected net carrying value of approximately $470,000 at the date of adoption and annual amortization of approximately $201,000 that resulted from a business combination completed prior to the adoption of SFAS No. 141. We will evaluate goodwill under the transitional impairment test in SFAS No. 142 and, accordingly, have not yet determined whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

In June 2001, the FASB issued SFAF No. 143, Accounting for Asset Retirement Obligations. SFAF No. 143 addresses the financial and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAF No. 143 on January 1, 2003. PDF does not expect the adoption of this statement to have a material effect on the results of operations or statement of financial position of the Company.

In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. PDF Solutions will adopt SFAS No. 144 on January 1, 2002. PDF does not expect the adoption of this statement to have a material effect on the results of operations or statement of financial position of the Company.

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

•	our customers’ failure to achieve satisfactory yield improvements using our design-to-silicon yield solutions;

•	a decrease in demand for semiconductors generally or the demand for deep submicron semiconductors failing to grow as rapidly as expected;

•	the industry may develop alternative methods to enhance the integration between the semiconductor design and manufacturing processes due to a rapidly evolving market and the likely emergence of new technologies;

•	our existing and potential customers’ reluctance to understand and accept our innovative gain share fee component; and

•	our customers’ concern about our ability to keep highly competitive information confidential.

Our per share and other key operating results may be unusually high in a given quarter, thereby raising investors’ expectations, and then unusually low in the next quarter, thereby disappointing investors, which could cause our stock price to drop.

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

     Since we recently adopted our current business model, we do not have a long history of operating results on which you can base your evaluation of our business. In 1998, we began selling software, services and other technologies together as a design-to-silicon yield solution for the first time. Because we have not demonstrated our ability to generate significant revenue, our business model is unproven, especially with respect to gain share fees, which we expect will constitute a significant portion of our revenue for the foreseeable future. In the past, we generally earned fixed fees for the separate sale of our software, services and other technologies. Under our current business model, we are selling these items together as a package and charging both a fixed fee and a variable fee based on demonstrated improvements in our customers’ yields, which we call gain share. Our existing and potential customers may resist this approach and may seek to limit or restrict our gain share fees. As a result, it will be difficult for financial markets analysts and investors to evaluate our future prospects.

Our gain share revenue is largely dependent on the volume of ICs our customers are able to sell to their customers, which is outside of our control.

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

     Historically, we have had a small number of large customers and we expect this to continue in the near term. In the nine months ended September 30, 2001, three customers accounted for 74% of our total net revenue, with Toshiba representing 32%, Matsushita Electric Industrial Co., Ltd. representing 32%, and Sony representing 10%. The loss of any one customer or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations due to our expenses being fixed in the short term, the fact that it takes us a long time to replace customers and because any offsetting gain share revenue from new customers would not begin to be recognized until much later. Due to current economic conditions, some of our customers have recently announced employee layoffs, which may indicate decreased demand for certain of their products. There can be no assurances that such decrease in demand will not ultimately have an impact on our revenues.

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

     We may not achieve or subsequently maintain profitability if our revenue increases more slowly than we expect or not at all. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $17.2 million as of September 30, 2001. We expect to continue to incur significant expenses in connection with:

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

     We derive a majority of our revenue from international sales, principally from customers based in Japan. Revenue generated from customers in Japan accounted for 82% of total revenue in the year ended December 31, 1998, 90% of total revenue in the year ended December 31, 1999, 66% of total revenue in the year ended December 31, 2000 and 76% of total revenue in the nine months ended September 30, 2001. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Japan. We are subject to risks inherent in doing business in international markets. These risks include:

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

     We will need to continue to grow in all areas of operation and successfully integrate and support our existing and new employees into our operations, or we may be unable to implement our business strategy in the time frame we anticipate, if at all. We expect to outgrow our principal office facilities by May 2003 and at that time will need to secure additional space or relocate to a larger facility, which could be difficult in the Silicon Valley office leasing market. We will also need to switch to a new accounting system in the near future, which could disrupt our business operations and distract management. In addition, we will need to expand our intranet to support new data centers to enhance our research and development efforts. Our intranet is expensive to expand and must be highly secure due to the sensitive nature of our customers’ information that we transmit. Building and managing the support necessary for our growth places significant demands on our management and resources. These demands may divert these resources from the continued growth of our business and implementation of our business strategy. Further, we must adequately train our new personnel, especially our technical support personnel, to adequately, and accurately, respond to and support our customers. If we fail to do this, it could lead to dissatisfaction among our customers, which could slow our growth.

Our solution implementations may take longer than we anticipate, which could cause us to lose customers and may result in adjustments to our operating results.

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

     Our future success will depend to a significant extent on the continued services of John Kibarian, our President and Chief Executive Officer, and David Joseph, our Executive Vice President, Sales, Marketing and Business Development. If we lose the services of either of these key executives, it could slow execution of our business plan, hinder our product development processes and impair our sales efforts. Searching for their replacements could divert our other senior management’s time and increase our operating expenses. In addition, our industry partners and customers could become concerned about our future operations, which could injure our reputation. We do not have long-term employment agreements with these executives and we do not maintain any key person life insurance policies on their lives.

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

     We currently anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, we may need to raise additional funds in order to:

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

     As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions and in particular, the possible disruption in commercial activities occasioned by terrorist activity and armed conflict. Because of recent events and the worldwide economic slowdown, and in the United States in particular, many industries are delaying or reducing technology purchases. The impact of these events and this slowdown on us is difficult to predict, but it may result in reductions in purchases of our technologies and services by our customers, longer sales cycles and increased price competition. As a result, if terrorist-related events or the current economic slowdown continues or worsens, we may fall short of our revenue expectations for any given quarter in fiscal 2001 or fiscal 2002 or for either entire year. These conditions would negatively affect our business and results of operations.

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

     On August 1, 2001, we completed our initial public offering. Our board of directors and management will have broad discretion in allocating the net proceeds therefrom. They may choose to allocate such proceeds in ways that do not yield a favorable return or are not supported by our stockholders. We have designated only limited specific uses for the net proceeds from our initial public offering.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

     The concentration of ownership of our outstanding capital stock with our directors and executive officers may limit your ability to influence corporate matters. Our directors, executive officers and their affiliates, beneficially own a majority of our outstanding capital stock. As a result, these stockholders, if acting together, will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any corporate transactions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to our market risk disclosures within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Registration Statement on Form S-1, as amended (File No. 333-43192).

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

Item 2. Changes in Securities and Use of Proceeds

     (c)  Recent Sales of Unregistered Securities

     The following share numbers give effect to our two-for-three reverse split of our common and preferred stock, which occurred on July 6, 2001.

     During the quarter ended September 30, 2001 we issued and sold the following unregistered securities:

•	53,610 shares of common stock to employees and directors pursuant to the exercise of options under our 1996 and 1997 Stock Plans. These options were exercised at a weighted average exercise price of $10.28 per share for an aggregate cash consideration of $551,354.

•	On August 1, 2001, concurrent with our initial public offering, we sold to Applied Materials, Inc. 500,000 shares of our unregistered common stock at the initial public offering price of $12.00 per share which generated net cash proceeds of $5.9 million. Credit Suisse First Boston Corporation acted as a placement agent for this offering and received a customary fee for its services. We currently expect to use the net proceeds from the private placement primarily for working capital and general corporate purposes.

•	On August 1, 2001, we issued 6,333,318 shares of unregistered common stock to holders of all outstanding shares of our preferred stock upon the conversion of the preferred stock into common stock concurrent with the completion of our initial public offering.

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

     (d)  Use of Proceeds

     Our Registration Statement on Form S-1 (File No. 333-43192) related to our initial public offering was declared effective by the SEC on July 26, 2001. The public offering commenced on July 27, 2001. All 4,500,000 shares of common stock offered in the final prospectus, as well as an additional 675,000 shares of common stock subject to the underwriters’ over-allotment option, were sold at the closing on August 1, 2001 at a price to the public of $12.00 per share (before deducting underwriting discounts and commissions) through a syndicate of underwriters managed by Credit Suisse First Boston Corporation, Robertson Stephens, Inc. and Dain Rauscher Incorporated. The aggregate gross proceeds of the shares offered and sold was $62,100,000, out of which we paid an aggregate of $4.3 million in underwriting discounts and commissions to the underwriters. In addition, as of September 30, 2001, we incurred additional expenses of approximately $1.3 million in connection with the offering and we estimate that remaining bills not received for the offering will approximate up to $15,000, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of $5.6 million.

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

Item 4. Submission of Matters for Vote of Security Holders

     During the quarter ended September 30, 2001, we submitted the following matters to our stockholders for approval by written consent in lieu of a stockholders meeting:

     Effective July 6, 2001, our stockholders approved the following actions:

•	Adoption of our 2001 Employee Stock Purchase Plan, pursuant to which 3,000,000 shares of our common stock has been reserved for issuance;

•	Adoption of our 2001 Stock Plan pursuant to which 300,000 shares of our common stock has been reserved for issuance;

•	Amendment and restatement of our Articles of Incorporation to effect a two-for-three reverse stock split of our common and preferred stock; and

•	Reincorporation of PDF Solutions, Inc. into Delaware.

Stockholders holding          shares (on an as if converted into common stock basis) or    % of the shares outstanding at that time, consented to the foregoing amendments.

Effective July 9, 2001, our stockholders approved the following actions:

•	Amendment and restatement of our Certificate of Incorporation to authorize the issuance of up to 70,000,000 shares of common stock and 5,000,000 shares of preferred stock with rights privileges and preferences to be established by the Board from time to time, and to provide for a staggered Board; and

•	Indemnification of our directors and officers.

Stockholders holding           shares (on an as if converted into common stock basis) or    % of the shares outstanding at that time, consented to the foregoing amendments.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Exhibit
Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.*

3.2	Amended and Restated Bylaws of PDF Solutions, Inc.*

4.1	Specimen Stock Certificate.**

4.2	Second Amended and Restated Rights Agreement dated July 6, 2001.*

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, as amended (File No. 333-43192).
**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

     (b)  Reports on Form 8-K:

No reports on Form 8-K were filed by PDF during the three months ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2001	By:	/s/ John K. Kibarian

John K. Kibarian
President and Chief Executive Officer

Date: November 7, 2001	By:	/s/ P. Steven Melman

P. Steven Melman
Chief Financial Officer and Vice President, Finance and Administration

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.*

3.2	Amended and Restated Bylaws of PDF Solutions, Inc.*

4.1	Specimen Stock Certificate.**

4.2	Second Amended and Restated Rights Agreement dated July 6, 2001.*

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, as amended (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).