Form 10-Q
period 2002-03-31
PDF SOLUTIONS INC
filed 2002-05-14
CIK 1120914

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002  or

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

Yes   [ X ]     No   [   ]

     The number of shares outstanding of the Registrant’s Common Stock as of May 1, 2002 was 22,898,937.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	March 31,	December 31,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$69,878	$70,835

Accounts receivable, net of allowance of $464 in 2002 and $292 in 2001	10,153	5,546

Prepaid expenses and other current assets	4,682	3,439

Total current assets	84,713	79,820

Property and equipment, net	2,247	2,179

Goodwill	662	784

Intangible assets, net	344	385

Other assets	166	148

Total assets	$88,132	$83,316

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$705	$738

Accrued compensation and related benefits	4,817	4,061

Other accrued liabilities	1,659	1,826

Taxes payable	1,892	230

Deferred revenues	2,810	2,773

Billings in excess of recognized revenue	709	174

Current portion of long-term debt	16	24

Total current liabilities	12,608	9,826

Long-term debt	28	31

Deferred tax liabilities	696	505

Deferred rent	70	70

Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized; no shares issued and outstanding; in 2002 and 2001	—	—

Common stock, $0.00015 par value, 75,000 shares authorized; shares issued and outstanding: 22,899 in 2002 and 22,980 in 2001	3	3

Additional paid-in-capital	98,505	98,651

Deferred stock-based compensation	(3,316)	(4,326)

Notes receivable from stockholders	(5,642)	(6,052)

Accumulated deficit	(14,789)	(15,369)

Cumulative other comprehensive loss	(31)	(23)

Total stockholders’ equity	74,730	72,884

Total liabilities and stockholders’ equity	$88,132	$83,316

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Revenue:
Design-to-silicon-yield solutions	$8,380	$6,087
Gain share	3,077	1,781

Total revenue	11,457	7,868

Costs and expenses:
Cost of design-to-silicon-yield solutions	3,864	2,890
Research and development	3,190	2,657
Selling, general and administrative	2,554	2,454
Stock-based compensation amortization*	788	2,557

Total costs and expenses	10,396	10,558

Income (loss) from operations	1,061	(2,690)
Other income, net	359	132

Income (loss) before taxes	1,420	(2,558)
Tax provision	840	185

Net income (loss)	$580	$(2,743)

Net income (loss) per share:
Basic	$0.03	$(0.34)

Diluted	$0.02	$(0.34)

Weighted average common shares:
Basic	21,638	8,065

Diluted	23,441	8,065

* Stock-based compensation amortization:
Cost of design-to-silicon-yield solutions	$263	$719
Research and development	438	1,181
Selling, general and administrative	87	657

	$788	$2,557

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended

	March 30,	March 30,
	2002	2001

Operating activities:

Net income (loss)	$580	$(2,743)

Adjustments to reconcile net income (loss) to net cash used by operating activities:

Depreciation and amortization	330	312

Stock-based compensation amortization	788	2,557

Deferred tax asset	(1,177)	0

Deferred revenues	37	353

Changes in assets and liabilities:

Accounts receivable	(4,607)	(172)

Prepaid expenses and other assets	(84)	(6)

Accounts payable	(33)	(108)

Accrued compensation and related benefits	756	(633)

Billings in excess of recognized revenue	535	141

Other accrued liabilities	(168)	(14)

Taxes payable	1,975	(26)

Net cash used by operating activities	(1,068)	(339)

Investing activities:

Purchases of property and equipment	(356)	(412)

Net cash used in investing activities	(356)	(412)

Financing activities:

Exercise of stock options	136	—

Collection of notes receivable from shareholders	350	8

Principal payments on long-term debt and capital lease obligations	(11)	(6)

Net cash provided by financing activities	475	2

Effect of exchange rate changes on cash	(8)	(10)

Net decrease in cash and cash equivalents	(957)	(759)

Cash and cash equivalents, beginning of period	70,835	7,625

Cash and cash equivalents, end of period	$69,878	$6,866

Noncash financing activity:

Repurchase of common stock through cancellation of notes receivable	59	—

Supplemental disclosure of cash flow information —

Cash paid during the period for:

Taxes	$100	$100

Interest	$1	$1

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The interim consolidated financial statements included herein have been prepared by PDF Solutions, Inc., or the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2002. The accompanying consolidated financial statements should be read in conjunction with the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses the financial and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002, however earlier application is permitted. We will adopt SFAS No. 143 on January 1, 2003. We are currently in the process of evaluating the impact of this statement on our financial position and operating results.

     In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. PDF Solutions adopted SFAS No. 144 on January 1, 2002. The adoption of this statement did not have an effect on our financial position or operating results.

     In November 2001, the FASB issued a Staff announcement Topic D-103 (Topic D-103), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. The company was required to adopt this guidance effective in the first quarter of fiscal 2002. Our adoption of Topic D-103 resulted in an increase in Design-to-Silicon-Yield solutions revenue of $334,000 for the period ending March 31, 2001. Our adoption of Topic D-103 will not affect our net income or loss in any past periods.

3. ACCOUNTS RECEIVABLE

     Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $1.3 million and $1.9 million at March 31, 2002 and December 31, 2001, respectively.

4. ACQUISITION OF AISS

     On April 27, 2000, the Company acquired all of the outstanding common stock of AISS, a German company, for $1.25 million, consisting of $995,000 in notes payable and $255,000 in cash. AISS develops software and provides yield management services to the semiconductor industry. The notes bore interest at 7% per annum payable quarterly with principal due on April 27, 2001 and were paid in full during the quarter ended June 30, 2001.

5. NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing income (loss) by the weighted-average common shares outstanding for the period (excluding shares subject to repurchase). Diluted net income (loss) per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases where the effect would be anti-dilutive.

	Three Months
	Ended March 31,

	2002	2001

	(unaudited)
Net income (loss)	$580	$(2,743)

Shares:

Weighted average common shares outstanding	22,948	10,884

Weighted average common shares outstanding subject to repurchase	(1,310)	(2,819)

Shares used in computation — basic	21,638	8,065

Dilutive common equivalent shares:

Weighted average common shares outstanding subject to repurchase	1,310	—

Stock options	493	—

Shares used in computation — diluted	23,441	8,065

Net income (loss) per share — basic	$0.03	$(0.34)

Net income (loss) per share — diluted	$0.02	$(0.34)

6. INITIAL PUBLIC OFFERING AND CONCURRENT PRIVATE PLACEMENT

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

     On July 26, 2001 the Company completed its initial public offering in which it sold 5,175,000 shares of its common stock. The net proceeds from the offering totaled $56.5 million. Concurrent with this offering, the Company completed the private placement of 500,000 shares of its common stock to Applied Materials Inc. Net proceeds of this concurrent private placement totaled $5.9 million. Based on the initial public offering price of $12 per share the company recorded a one time dividend charge of $1.6 million in the third quarter of 2001, representing the fair value of additional shares issued to the Series B convertible preferred stockholders in excess of the shares issuable pursuant to the original terms of the Series B convertible preferred stock.

7. COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months
	Ended March 31,

	2002	2001

	(Unaudited)
Net income (loss)	$580	$(2,743)

Foreign currency translation adjustments	(8)	(10)

Comprehensive income (loss)	$9,572	$(2,753)

8. GOODWILL AND PURCHASED INTANGIBLE ASSETS

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

     On January 1, 2002, the Company ceased amortization of goodwill with a net book value totaling $662,000, which includes $192,000 of acquired workforce intangibles, net of related deferred tax liabilities which were reclassified to Goodwill pursuant to the requirements of SFAS 142.

     Purchased intangible assets are carried at cost less accumulated amortization. Intangible assets at March 31, 2002 consisted entirely of acquired technology with a cost of $660,000 and accumulated amortization of $316,000. Amortization is computed over the estimated useful life of four years. The amortization expense on acquired technology will be $165,000 for fiscal 2002 and 2003, and $55,000 in fiscal 2004, at which time it will be fully amortized.

     The Company has performed its transition impairment test of goodwill as of January 1, 2002 which did not indicate any impairment. In addition, the Company will be required to perform an annual impairment test.

     The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had the standard been in effect for the three months ended March 31, 2001 (in thousands, except per-share amounts):

	Three Months Ended

	March 31,	March 31,
	2002	2001

Reported net income (loss)	$580	$(2,743)

Add back goodwill amortization, net of taxes	—	21

Add back workforce amortization, net of taxes	—	31

Adjusted net income (loss)	$580	$(2,691)

Basic income (loss) per share:
Reported basic income (loss) per share	$0.03	$(0.34)
Add back goodwill amortization per share	—	0.00

Add back workforce amortization per share	—	0.00

Adjusted basic income (loss) per share	$0.03	$(0.34)

Diluted income (loss) per share:
Reported diluted income (loss) per share	$0.02	$(0.34)
Add back goodwill amortization per share	—	0.00

Add back workforce amortization per share	—	0.00

Adjusted diluted income (loss) per share	$0.02	$(0.34)

9. CUSTOMER AND GEOGRAPHIC INFORMATION

     The Company operates in one segment. The Company had revenues from individual customers in excess of 10% of net revenues as follows:

	Three Months
	Ended March 31,

Customer	2002	2001

	(Unaudited)
A	27%	31%

C	8%	15%

D	—	17%

G	24%	20%

     The Company had accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	March 31,	December 31,
Customer	2002	2001

	(Unaudited)
A	28%	37%

F	27%	23%

G	10%	11%

H	11%	—
I	11%	—

     Revenues from customers by geographic area are as follows (in thousands):

	Three Months
	Ended March 31,

	2002	2001

	(Unaudited)
Japan	7,923	2,733

United States	2,108	952

Europe	1,426	9

     As of March 31, 2002 and December 31, 2001, long-lived assets related to AISS, located in Germany, totaled $1.2 million and $1.4 million, respectively, of which $1.0 million and $1.2 million relates to acquired intangibles (see Note 8). The majority of the Company’s remaining long-lived assets are in the United States.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially. All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Factors that May Affect Future Results” set forth at the end of this Item 2 and the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2001. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

Critical Accounting Policies

      Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission (“SEC”), requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the notes to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2001 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods that we use.

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

      Goodwill and Intangible Assets  — As of March 31, 2002, we had $1.0 million of goodwill and intangible assets. In assessing the recoverability of the our goodwill and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. On January 1, 2002 we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and have performed our transition impairment test of goodwill as of January 1, 2002 which did not indicate any impairment. In addition the Company will be required to perform an annual impairment test. During the three months ending March 31, 2002, we did not record any impairment losses related to goodwill.

      Realization of Deferred Tax Assets — As of March 31, 2002, we had net deferred tax assets of $3.1 million. Realization of deferred tax assets is dependent on our ability to generate future taxable income and utilize tax planning strategies. We have recorded a deferred tax asset to the amount that is more likely than not to be realized based on current estimations and assumptions. We evaluate the need for a valuation allowance against such deferred tax assets on a quarterly basis. Any resulting changes to the valuation allowance would result in an adjustment to income in the period the determination is made. In 2001, we reversed our deferred tax asset valuation allowance of $2.1 million due to our evaluation of current evidence and its effect on our estimate of future earnings.

Results of Operations

     We have historically experienced fluctuations from period to period. We expect these fluctuations to continue, therefore, historical results are not indicative of future results.

Three Months Ended March 31, 2002

     Total revenue for the three months ended March 31, 2002 was $11.5 million, compared with $7.9 million for the three months ended March 31, 2001, an increase of 46%.

     Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue for the three months ended March 31, 2002 was $8.4 million, compared with $6.1 million for the three months ended March 31, 2001, an increase of 38%. This increase is attributable to a greater number and increased size of solution implementations during the first quarter of 2002 as compared to the first quarter of 2001.

     Gain Share. Gain share revenue for the three months ended March 31, 2002 was $3.1 million, compared with $1.8 million for the three months ended March 31, 2001, an increase of 73%. The increase was the result of attaining increased levels of gain share from new and existing customers.

     Costs and Expenses. Cost of Design-to-Silicon-Yield solutions for the three months ended March 31, 2002 was $3.9 million, compared with $2.9 million for the three months ended March 31, 2001, an increase of 34%. The absolute dollar increase in cost of Design-to-Silicon-Yield solutions was primarily due to a greater number and increased average size of solution implementations. As a percentage of Design-to-Silicon-Yield solutions revenue, cost of Design-to-Silicon-Yield solutions for the three months ended March 31, 2002 was 46%, compared with 47% for the three months ended March 31, 2001. The percentage decrease was primarily the result of an increase in higher margin Design-to-Silicon-Yield solutions contracts, partially offset by the cost of increasing capacity.

     Research and Development. Research and development expenses for the three months ended March 31, 2002 were $3.2 million, compared with $2.7 million for the three months ended March 31, 2001, an increase of 20%. The absolute dollar increase in research and development was primarily due to the increase in personnel related costs for development of existing and new technologies. As a percentage of total revenue, research and development expenses for the three months ended March 31, 2002 was 28%, compared with 34% for the three months ended March 31, 2001. The percentage decrease was primarily the result of revenue growth exceeding the increase in research and development expenses. We anticipate that we will continue to commit considerable resources to research and development in the future and that these expenses will continue to increase significantly in absolute dollars.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2002 were $2.6 million, compared with $2.5 million for the three months ended March 31, 2001, an increase of 4%. The absolute dollar increase in selling, general and administrative expenses was primarily due to increases in the allowance for doubtful accounts receivable resulting from higher accounts receivable balances and an increase in professional services expenses offset by decreases in outside sales commissions and a reduction of goodwill amortization expense due to the adoption of SFAS 142 on January 1, 2002, whereby the company will no longer amortize the carrying value of goodwill. As a percentage of total revenue, selling, general and administrative expenses for the three months ended March 31, 2002 were 22%, compared with 31% for the three months ended March 31, 2001. The percentage decrease was primarily the result of revenue growth exceeding the increase in selling, general and administrative expenses. We expect that selling, general and administrative expenses will increase in absolute dollars to support increased selling and administrative efforts.

     Stock-Based Compensation Amortization. Stock-based compensation amortization expense for the three months ended March 31, 2002 was $788,000, compared with $2.6 million for the three months ended March 31, 2001, a decrease of 69%, due to the effects of the graded vesting method of amortization resulting in higher amortization expense during the initial period following the respective option grants.

     Other Income, Net. Other Income for the three months ended March 31, 2002 was $359,000, compared with $132,000 for the three months ended March 31, 2001, an increase of 172%. The increase was due to interest earned on higher average cash and cash equivalents balances in 2002 primarily resulting from our initial public offering and concurrent private placement in the third quarter of 2001.

      Tax Provision. Provision for taxes for the three months ended March 31, 2002 was $840,000 compared with $185,000 for the three months ended March 31, 2001, an increase of 354% due to increased profitability.

Liquidity and Capital Resources

     As of March 31, 2002, working capital was $72.1 million, compared with $70.0 million as of December 31, 2001. Cash and cash equivalents as of March 31, 2002 were $69.9 million, compared to $70.8 million as of December 31, 2001, a decrease of $957,000.

     Net cash used by operating activities was $1.1 million for the three months ended March 31, 2002 compared to net cash used by operating activities of $339,000 for the three months ended March 31, 2001. Net cash used in operating activities for the three months ended March 31, 2002 resulted from net income of $1.7 million after adjustment for depreciation and amortization, including amortization of deferred stock compensation cost of $788,000, and increases in accrued compensation and related benefits of $756,000, billings in excess of revenue recognized of $535,000, and other accrued liabilities and taxes payable of $1.8 million offset by increases in accounts receivable of $4.6 million and prepaid and other assets of $1.3 million. The increase in accounts receivable was attributable to performance under an increased number of contracts. The increase in prepaid and other assets was attributable to an increase in deferred tax assets of $1.2 million resulting from timing differences in expense accruals. The increase in accrued compensation was primarily the result of increases in employee benefit contributions for the employee stock purchase and 401k plans, accrued compensation and accrued vacation.

     Net cash used in investing activities was $356,000 for the three months ended March 31, 2002 compared to net cash used of $412,000 for the three months ended March 31, 2001. Net cash used in investing activities resulted from the purchases of property and equipment.

     Net cash provided by financing activities was $475,000 for the three months ended March 31, 2002 compared to net cash provided by financing activities of $2,000 for the three months ended March 31, 2001. Net cash provided by financing activities for the three months ended March 31, 2002 was primarily the result of repayment of notes receivable from shareholders of $350,000 and the exercise of stock options of $136,000.

     We expect to experience significant growth in our operating expenses, particularly for research and development and additions to our workforce in order to execute our business plan. As a result, we anticipate that our operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may use cash resources to fund potential investments in, or acquisitions of, complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements for at least the next twelve months. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Euro-Currency

     The Single European Currency, or Euro, was introduced on January 1, 1999, and we began doing business denominated in Euro on January 1, 2002. We have assessed the situation and believe this adoption will not have a material effect on our business.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. We adopted SFAS No. 142 for our fiscal year beginning January 1, 2002. Upon adoption, SFAS No. 142 required that the net book value of employee workforce intangibles, net of related deferred tax liabilities, be reclassified to goodwill and we stopped the amortization of goodwill with a net carrying value of $662,000 at January 1, 2002 and annual amortization of approximately $284,000 that resulted from a business combination completed prior to the adoption of SFAS No. 141. The Company also performed its transition impairment test of goodwill as of January 1, 2002, which did not indicate any impairment. Had the Company adopted SFAS No. 142 on January 1, 2001, the net loss for the quarter ended March 31, 2001 would have decreased by $52,000 and net loss per share would have been unchanged.

In June 2001, the FASB issued SFAF No. 143, Accounting for Asset Retirement Obligations. SFAF No. 143 addresses the financial and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002, however earlier adoption is permitted. We will adopt SFAF No. 143 on January 1, 2003. We will adopt SFAF No. 143 on January 1, 2003. We are currently in process of evaluating the impact of this statement on our financial position and operating results.

In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 on January 1, 2002. The adoption of this statement did not have an effect on our financial position and operating results of the Company.

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

Our gain share revenue is largely dependent on the volume of integrated circuits, or IC’s, our customers are able to sell to their customers, which is outside of our control.

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

      Historically, we have had a small number of large customers and we expect this to continue in the near term. In the three months ended March 31, 2002, two customers accounted for 51% of our total net revenue, with Toshiba representing 27% and Matsushita representing 24%, respectively. For the year ended December 31, 2001 Toshiba and Matsushita represented 34% and 29% of our net revenue, respectively. The loss of either of these customers or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations due to our expenses being fixed in the short term, the fact that it takes us a long time to replace customers and because any offsetting gain share revenue from new customers would not begin to be recognized until much later. Due to current economic conditions, some of our customers have recently announced employee layoffs, which may indicate decreased demand for certain of their products. There can be no assurances that such decrease in demand will not ultimately have an impact on our revenues.

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

      We may not maintain profitability if our revenue increases more slowly than we expect or not at all. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $14.8 million as of March 31, 2002. We expect to continue to incur significant expenses in connection with:

•	increased funding for research and development;

•	expansion of our solution implementation teams;

•	expansion of our sales and marketing efforts; and

•	additional non-cash charges relating to amortization of deferred stock compensation.

      As a result, we will need to significantly increase revenue to maintain profitability. We may be unable to sustain or increase profitability on a quarterly or annual basis. Any of these factors could cause our stock price to decline.

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

      We derive a majority of our revenue from international sales, principally from customers based in Japan. Revenue generated from customers in Japan accounted for 69% of total revenue in the three months ending March 31, 2002. For the year ended December 31, 2001 revenue generated from customers in Japan was 77%. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Japan. We are subject to risks inherent in doing business in international markets. These risks include:

•	some of our key engineers and other personnel who are foreign nationals may have difficulty gaining access to the United States and other countries in which our customers or our offices may be located;

•	greater difficulty in collecting account receivables resulting in longer collection periods;

•	language and other cultural differences may inhibit our sales and marketing efforts and create internal communication problems among our U.S. and foreign research and development teams;

•	compliance with, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar;

•	currency risk due to the fact that expenses for our international offices are denominated in the local currency, while virtually all of our revenue is denominated in U.S. dollars; and

•	economic or political instability.

      In Japan, in particular, we face the following additional risks:

•	any recurrence of the recent overall downturn in Asian economies could limit our ability to retain existing customers and attract new ones in Asia;

•	if the U.S. dollar increases in value relative to the Japanese Yen, the cost of our solutions will be more expensive to existing and potential Japanese customers and therefore less competitive; and

•	if any of these risks materialize, we may be unable to continue to market our Design-to-Silicon-Yield solutions successfully in international markets.

Competition in the market for solutions that address yield improvement and integration between IC design and manufacturing may intensify in the future, which could slow our ability to grow or execute our strategy.

      Competition in our market may intensify in the future, which could slow our ability to grow or execute our strategy. Our current and potential customers may choose to develop their own solutions internally, particularly if we are slow in deploying our solutions. Many of these companies have the financial and technical capability to develop their own solutions. Currently, we are not aware of any other provider of comprehensive commercial solutions for systematic IC yield and performance enhancement. We face indirect competition from the internal groups at IC companies that use an incomplete set of components that is not optimized to accelerate their process-design integration. Some providers of yield management software or inspection equipment may seek to broaden their product offerings and compete with us. For example, KLA-Tencor has announced adding the use of test structures to one of their inspection product lines. Additionally, HPL Technologies, through its acquisition of Test Chip Technologies, has indicated its intent to further utilize test chips in its product offering. In addition, we believe that the demand for solutions that address the need for better integration between the silicon design and manufacturing processes may encourage direct competitors to enter into our market. For example, large integrated organizations, such as integrated device manufacturers, or IDMs, electronic design automation software providers, IC design service companies or semiconductor equipment vendors, may decide to spin-off a business unit that competes with us. Other potential competitors include fabrication facilities that may decide to offer solutions competitive with ours as part of their value proposition to their customers. If these potential competitors are able to attract industry partners or customers faster than we can, we may not be able to grow and execute our strategy as quickly or at all. In addition, customer preferences may shift away from our Design-to-Silicon-Yield solutions as a result of the increase in competition.

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

Item 2. Changes in Securities and Use of Proceeds

     (c)  Recent Sales of Unregistered Securities

     During the quarter ended March 31, 2002 we did not issue or sell any unregistered securities.

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

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed by PDF during the three months ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2002	By:	/s/ John K. Kibarian

John K. Kibarian
President and Chief Executive Officer

Date: May 14, 2002	By:	/s/ P. Steven Melman

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