Form 10-Q
period 2002-06-30
PDF SOLUTIONS INC
filed 2002-08-14
CIK 1120914

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002  or

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

Yes   [ X ]     No   [   ]

     The number of shares outstanding of the Registrant’s Common Stock as of August 8, 2002 was 23,047,250.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	June 30,	December 31,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$66,633	$70,835

Accounts receivable, net of allowance of $504 in 2002 and $292 in 2001	11,103	5,546

Prepaid expenses and other current assets	4,379	3,439

Total current assets	82,115	79,820

Property and equipment, net	3,187	2,179

Goodwill	662	784

Intangible assets, net	303	385

Other assets	174	148

Total assets	$86,441	$83,316

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$611	$738

Accrued compensation and related benefits	2,091	4,061

Other accrued liabilities	1,505	1,826

Taxes payable	1,318	230

Deferred revenues	2,622	2,773

Billings in excess of recognized revenue	129	174

Current portion of long-term debt	16	24

Total current liabilities	8,292	9,826

Long-term debt	24	31

Deferred tax liabilities	684	505

Deferred rent	70	70

Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized; no shares issued and outstanding; in 2002 and 2001	—	—

Common stock, $0.00015 par value, 75,000 shares authorized; shares issued and outstanding: 22,899 in 2002 and 22,980 in 2001	3	3

Additional paid-in-capital	99,417	98,651

Deferred stock-based compensation	(2,531)	(4,326)

Notes receivable from stockholders	(5,308)	(6,052)

Accumulated deficit	(14,224)	(15,369)

Cumulative other comprehensive loss	14	(23)

Total stockholders’ equity	77,371	72,884

Total liabilities and stockholders’ equity	$86,441	$83,316

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Revenue:
Design-to-silicon-yield solutions	$9,505	$6,531	$17,885	$12,618
Gain share	2,731	2,213	5,808	3,994

Total revenue	12,236	8,744	23,693	16,612

Costs and expenses:
Cost of design-to-silicon-yield solutions	4,110	3,335	7,974	6,225
Research and development	3,964	2,887	7,154	5,544
Selling, general and administrative	2,614	2,603	5,168	5,057
Stock-based compensation amortization*	770	2,121	1,558	4,678

Total costs and expenses	11,458	10,946	21,854	21,504

Income (loss) from operations	778	(2,202)	1,839	(4,892)
Interest and other income, net	338	147	697	279

Income (loss) before taxes	1,116	(2,055)	2,536	(4,613)
Tax provision	551	97	1,391	282

Net income (loss)	$565	$(2,152)	$1,145	$(4,895)

Net income (loss) per share:
Basic	$0.03	$(0.25)	$0.05	$(0.59)

Diluted	$0.02	$(0.25)	$0.05	$(0.59)

Weighted average common shares:
Basic	21,814	8,521	21,726	8,292

Diluted	22,943	8,521	23,192	8,292

* Stock-based compensation amortization:
Cost of design-to-silicon-yield solutions	$223	$621	$486	$1,339
Research and development	366	888	804	2,070
Selling, general and administrative	181	612	268	1,269

	$770	$2,121	$1,558	$4,678

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended

	June 30,	June 30,
	2002	2001

Operating activities:

Net income (loss)	$1,145	$(4,895)

Adjustments to reconcile net income (loss) to net cash used by operating activities:

Depreciation and amortization	787	631

Stock-based compensation amortization	1,558	4,678

Deferred taxes	(226)	—

Deferred revenues	(151)	144

Changes in assets and liabilities:

Accounts receivable	(5,557)	(1,063)

Prepaid expenses and other assets	(439)	(728)

Accounts payable	(127)	33

Accrued compensation and related benefits	(1,970)	132

Billings in excess of recognized revenue	(45)	(245)

Other accrued liabilities	(321)	788

Taxes payable	1,088	(21)

Net cash used by operating activities	(4,258)	(546)

Investing activities:

Purchases of property and equipment	(1,713)	(738)

Net cash used in investing activities	(1,713)	(738)

Financing activities:

Exercise of stock options	179	—

Proceeds from employee stock purchase plan	889	—

Repayment of notes payable	—	(995)

Collection of notes receivable from shareholders	679	3

Principal payments on long-term debt and capital lease obligations	(15)	(12)

Net cash provided by (used in) financing activities	1,732	(1,004)

Effect of exchange rate changes on cash	37	(18)

Net decrease in cash and cash equivalents	(4,202)	(2,306)

Cash and cash equivalents, beginning of period	70,835	7,626

Cash and cash equivalents, end of period	$66,633	$5,320

Noncash financing activity:

Repurchase of common stock through cancellation of notes receivable	$65	$—

Supplemental disclosure of cash flow information —

Cash paid during the period for:

Taxes	$110	$100

Interest	$2	$72

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The interim consolidated financial statements included herein have been prepared by PDF Solutions, Inc., or the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2002. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2001.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A significant portion of the Company’s revenues require estimates in regards to total costs which may be incurred and revenues earned. Actual results could differ from these estimates. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” for additional information regarding the estimates and assumptions the Company makes that affect its financial statements.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002, however earlier application is permitted. The Company will adopt SFAS No. 143 on January 1, 2003. The Company believes the adoption of this statement will not have an impact on its financial position or operating results.

     In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of this statement did not have an effect on the Company’s financial position or operating results.

     In November 2001, the FASB issued Emerging Issues Task Force, Issue No. 01-14 (EITF 01-14), Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. The Company was required to adopt this guidance effective in the first quarter of fiscal 2002. Reclassification required pursuant to the Company’s adoption of EITF 01-14 resulted in an increase in design-to-silicon-yield solutions revenue of $399,000 for the three months ending June 30, 2001 and $733,000 for the six months ended June 30, 2001. The adoption of EITF 01-14 will not affect the Company’s net income or loss in any past periods.

     In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, Principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the Provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company believes the adoption of this statement will not have an impact on its financial position or operating results.

3. ACCOUNTS RECEIVABLE

     Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $1.5 million and $1.9 million at June 30, 2002 and December 31, 2001, respectively.

4. NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period (excluding shares subject to repurchase). Diluted net income (loss) per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases where the effect would be anti-dilutive.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net income (loss)	$565	$(2,152)	$1,145	$(4,895)

Shares:

Weighted average common shares outstanding	22,902	10,869	22,925	10,876

Weighted average common shares outstanding subject to repurchase	(1,088)	(2,348)	(1,199)	(2,584)

Shares used in computation — basic	21,814	8,521	21,726	8,292

Dilutive common equivalent shares:

Weighted average common shares outstanding subject to repurchase	1,088	—	1,199	—

Stock options	41	—	267	—

Shares used in computation — diluted	22,943	8,521	23,192	8,292

Net income (loss) per share — basic	$0.03	$(0.25)	$0.05	$(0.59)

Net income (loss) per share — diluted	$0.02	$(0.25)	$0.05	$(0.59)

For the three month period ended June 30, 2002, the calculation of diluted net income per share does not include 1.1 million outstanding common stock options as the effect would be anti-dilutive for the period presented. For the three and six month periods ended June 30, 2001, the calculation of diluted net loss per share does not include, respectively, 339,000 and 300,000 outstanding common stock options, 2.3 million and 2.6 million shares of common stock subject to repurchase, and 6.3 million of convertible preferred stock as the effect would be anti-dilutive for the periods presented.

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

6. COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Net income (loss)	$565	$(2,152)	$1,145	$(4,895)

Foreign currency translation adjustments	45	(8)	37	(18)

Comprehensive income (loss)	$610	$(2,160)	$1,182	$(4,913)

7. GOODWILL AND PURCHASED INTANGIBLE ASSETS

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

     On January 1, 2002, the Company ceased amortization of goodwill with a net book value totaling $662,000, which includes $192,000 of acquired workforce intangibles, net of related deferred tax liabilities which were reclassified to goodwill pursuant to the requirements of SFAS No. 142.

     Purchased intangible assets are carried at cost less accumulated amortization. Intangible assets at June 30, 2002 consisted entirely of acquired technology with a cost of $660,000 and accumulated amortization of $357,000. Amortization is computed over the estimated useful life of four years. The amortization expense on acquired technology is expected to be $165,000 for fiscal 2002 and 2003, and $55,000 in fiscal 2004, at which time it will be fully amortized.

     The Company has performed its transition impairment test of goodwill as of January 1, 2002 which did not indicate any impairment. In addition, the Company will be required to perform an annual impairment test.

     The following table presents the impact of SFAS No. 142 on net income (loss) and net income (loss) per share as if the standard had in effect for the three and six months ended June 30, 2001 (in thousands, except per-share amounts):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Reported net income (loss)	$565	$(2,152)	$1,145	$(4,895)

Add back goodwill amortization, net of taxes	—	24	—	45

Add back workforce amortization, net of taxes	—	36	—	67

Adjusted net income (loss)	$565	$(2,092)	$1,145	$(4,783)

Basic net income (loss) per share:
Reported basic net income (loss) per share	$0.03	$(0.25)	$0.05	$(0.59)
Add back goodwill amortization per share	—	—	—	—

Add back workforce amortization per share	—	—	—	—

Adjusted basic net income (loss) per share	$0.03	$(0.25)	$0.05	$(0.59)

Diluted net income (loss) per share:
Reported diluted net income (loss) per share	$0.02	$(0.25)	$0.05	$(0.59)
Add back goodwill amortization per share	—	—	—	—

Add back workforce amortization per share	—	—	—	—

Adjusted diluted net income (loss) per share	$0.02	$(0.25)	$0.05	$(0.59)

8. CUSTOMER AND GEOGRAPHIC INFORMATION

     The Company operates in one segment. The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

Customer	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
A	20%	31%	24%	32%

C	19%	9%	14%	12%

G	21%	40%	22%	30%

     The Company had accounts receivable from individual customers in excess of 10% of gross accounts receivable during the three month ended June 30, 3002, as follows:

	June 30,	December 31,
Customer	2002	2001

	(Unaudited)
A	25%	37%

C	11%	5%

F	14%	23%

G	0%	11%

J	15%	—%

     Revenues from customers by geographic area are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(Unaudited)
Japan	$8,262	$6,996	$16,185	$12,180

United States	1,666	658	3,775	2,990

Europe	2,308	1,090	3,733	1,442

     As of June 30, 2002 and December 31, 2001, long-lived assets related to PDF Solutions GmbH (formerly AISS), located in Germany, totaled $1.2 million and $1.4 million, respectively, of which $1.0 million and $1.2 million, respectively, relates to acquired intangibles (see Note 7). The majority of the Company’s remaining long-lived assets are in the United States.

9. LITIGATION

     In May 2001 the Company was named as a defendant in a lawsuit claiming, among other things, that it misappropriated trade secrets in connection with hiring an employee. This litigation was settled by all parties in the quarter ending June 30, 2002. All expenses related to the lawsuit have been reflected in the current financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially. All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Factors that May Affect Future Results” set forth at the end of this Item 2 and the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2001 and on Form 10-Q for the quarter ending March 31, 2002. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

     From our incorporation in 1992 through late 1995, we were primarily focused on research and development of our proprietary manufacturing process simulation and yield and performance modeling software. From late 1995 through late 1998, we continued to refine and sell our software, while expanding our offering to include yield and performance improvement consulting services. In late 1998, we began to sell our software and consulting services, together with our newly developed proprietary technologies, as complete Design-to-Silicon-YieldTM solutions, reflecting our current business model. In April 2000, we expanded our research and development team and gained additional technology by acquiring Applied Integrated Systems and Software GmbH, which develops software and provides development services to the semiconductor industry. In July 2001, we completed the initial public offering of our common stock.

Critical Accounting Policies

      Financial Reporting Release No. 60 (Release No. 33-8040), which was recently released by the Securities and Exchange Commission (SEC) in December 2001, suggests that all companies include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the notes to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2001 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods that we use.

     General

      Our discussion and analysis of our financial condition and result of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The most significant estimates and assumptions relate to revenue recognition, impairment of goodwill, the realization of deferred tax assets and the allowance for doubtful accounts. Actual amounts may differ from such estimates under different assumptions or conditions. The following summarizes our critical accounting policies and significant estimates used in preparing our consolidated financial statements:

     Revenue Recognition

      We derive revenue from two sources: Design-to-Silicon-Yield solutions and gain share. We recognize revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

      Design-to-Silicon-Yield Solutions — Design-to-Silicon-Yield solutions revenue is derived from solution implementations, software licenses and software support and maintenance. Revenue recognition for each element of Design-to-Silicon Yield solutions is as follows:

Solution Implementations — Our solution implementations generate a significant portion of revenue from fixed-price contracts delivered over a specific period of time. These contracts require the accurate estimation of the cost to perform obligations and the overall scope of each engagement. Revenue under contracts for solution implementation services is recognized as the services are performed using the cost-to-cost percentage of completion method of accounting. Losses on solution implementation contracts are recognized when determined. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contract was executed. Any such reductions in contract margin could have a material negative impact on our operating results.

Software Licenses — We have entered into a few multi-year time-based licenses, with a contractual term of generally three years. Revenue under arrangements which require us to provide support and maintenance over a period of time, where vendor-specific objective evidence of fair value does not exist to allocate a portion of the total fee to the undelivered elements, are recognized ratably over the term of the agreement. No revenue under arrangements with extended payment terms has been recognized in excess of amounts due.

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

      Gain Share — Gain share revenue represents profit sharing and performance incentives earned based upon our customers reaching certain defined operational levels. Upon achieving such operational levels, we receive either a fixed fee and/or royalties based on the units sold by the customer. Due to the uncertainties surrounding attainment of such operational levels, we recognize gain share revenue (to the extent of completion of the related solution implementation contract) upon receipt of performance reports or other related information from the customer supporting the determination of amounts and probability of collection. Our continued receipt of gain share revenue is dependent on many factors which are outside our control, including among others, continued production of the related integrated circuits (IC’s) by our customers, sustained yield improvements by our customers and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing gain share provisions.

      Goodwill and Intangible Assets  — As of June 30, 2002, we had $1.0 million of goodwill and intangible assets. In assessing the recoverability of the our goodwill and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. On January 1, 2002 we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and have performed our transition impairment test of goodwill as of January 1, 2002 and which did not indicate any impairment. Going forward the Company will be required to perform an annual impairment test. During the six months ending June 30, 2002, we did not record any impairment losses related to goodwill.

      Realization of Deferred Tax Assets — As of June 30, 2002, we had net deferred tax assets of $2.2 million. Realization of deferred tax assets is dependent on our ability to generate future taxable income and utilize tax planning strategies. We have recorded a deferred tax asset to the amount that is more likely than not to be realized based on current estimations and assumptions. We evaluate the need for a valuation allowance against such deferred tax assets on a quarterly basis. Any resulting changes to the valuation allowance will result in an adjustment to income in the period the determination is made. In 2001, we reversed our deferred tax asset valuation allowance of $2.1 million due to our evaluation of current evidence and its effect on our estimate of future earnings.

Results of Operations

     We have historically experienced fluctuations from period to period. We expect these fluctuations to continue, therefore, historical results are not indicative of future results.

Three and Six Months Ended June 30, 2002

     Total revenue for the three months ended June 30, 2002 was $12.2 million, compared with $8.7 million for the three months ended June 30, 2001, an increase of 40%. Total revenue for the six months ended June 30, 2002 was $23.7 million, compared with $16.6 million for the six months ended June 30, 2001, an increase of 43%.

     Design-to-Silicon Yield Solutions. Design-to-Silicon-Yield solutions revenue for the three months ended June 30, 2002 was $9.5 million, compared with $6.5 million for the three months ended June 30, 2001, an increase of 46%. Design-to-Silicon-Yield solutions revenue for the six months ended June 30, 2002 was $17.9 million, compared with $12.6 million for the six months ended June 30, 2001, an increase of 42%. The increases for both the three-month and six-month periods ended June 30, 2002 were attributable to a greater number of solution implementations during the first six months of fiscal 2002 compared with the first six months of fiscal 2001.

     Gain Share. Gain share revenue for the three months ended June 30, 2002 was $2.7 million, compared with $2.2 million for the three months ended June 30, 2001, an increase of 23%. Gain share revenue for the six months ended June 30, 2002 was $5.8 million, compared with $4.0 million for the six months ended June 30, 2001, an increase of 45%. The increases for both the three-month and six-month periods ended June 30, 2002 were the result of attaining increases in gain share from both existing customers who have and have not contributed to gain share revenues in previous periods.

     Cost and Expenses. Cost of Design-to-Silicon Yield solutions for the three months ended June 30, 2002 was $4.1 million, compared with $3.3 million for the three months ended June 30, 2001, an increase of 23%. Cost of Design-to-Silicon Yield solutions for the six months ended June 30, 2002 was $8.0 million, compared with $6.2 million for the six months ended June 30, 2001, an increase of 28%. The absolute dollar increases in cost of Design-to-Silicon Yield Solutions for both the three-month and six-month periods ending June 30, 2002 were primarily due to a greater number of solution implementations. As a percentage of Design-to-Silicon Yield solutions revenue, cost of Design-to-Silicon Yield solutions for the three months ended June 30, 2002 was 43%, compared with 51% for the three months ended June 30, 2001. As a percentage of Design-to-Silicon Yield solutions revenue, cost of Design-to-Silicon Yield solutions for the six months ended June 30, 2002 was 45%, compared with 49% for the six months ended June 30, 2001. The percentage decreases for both the three-month and six-month periods ended June 30, 2002 were primarily the result of an increase in higher margin Design-to-Silicon Yield solutions contracts, partially offset by the cost of increasing capacity.

     Research and Development. Research and development expenses for the three months ended June 30, 2002 were $4.0 million, compared with $2.9 million for the three months ended June 30, 2001, an increase of 37%. Research and development expenses for the six months ended June 30, 2002 were $7.2 million, compared with $5.5 million for the six months ended June 30, 2001, an increase of 29%. The absolute dollar increases in research and development expenses were primarily due to increases in personnel related costs and increases in non-recurring engineering expenses for joint development of new products under a collaborative business arrangement. As a percentage of total revenue, research and development expenses for the three months ended June 30, 2002 were 32%, compared with 33% for the three months ended June 30, 2001. As a percentage of total revenue, research and development expenses for the six months ended June 30, 2002 were 30%, compared with 33% for the six months ended June 30, 2001. The percentage decreases for both the three-month and six-month periods ended June 30, 2002 were primarily the result of revenue growth exceeding the increase in research and development expenses. We anticipate we will continue to commit considerable resources to research and development in the future and that these expenses will continue to increase in absolute dollars.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2002 were $2.6 million, compared with $2.6 million for the three months ended June 30, 2001. Selling, general and administrative expenses for the six months ended June 30, 2002 were $5.2 million, compared with $5.1 million for the six months ended June 30, 2001, an increase of 2%. The absolute dollar increase in selling, general and administrative for the six months ending June 30, 2002 was primarily due to increases in the allowance for doubtful accounts resulting from higher accounts receivable balances and an increase in professional services expenses, partially offset by decreases in sales commissions and the reduction of goodwill amortization expense due to the adoption of SFAS 142 on January 1, 2002 according to which we will no longer amortize the carrying value of goodwill. As a percentage of total revenue, selling, general and administrative expenses for the three months ended June 30, 2002 were 21%, compared with 30% for the three months ended June 30, 2001. As a percentage of total revenue, selling, general and administrative expenses for the six months ended June 30, 2002 were 22%, compared with 30% for the six months ended June 30, 2001. The percentage decreases for both the three-month and six-month periods ended June 30, 2002 were primarily the result of revenue growth exceeding the increase in selling, general and administrative expenses. We expect that selling, general and administrative expenses will increase in absolute dollars to support increased selling and administrative efforts.

     Stock-based compensation amortization. Stock-based compensation amortization for the three months ended June 30, 2002 was $770,000, compared with $2.1 million for the three months ended June 30, 2001, a decrease of 64%. Stock-based compensation amortization for the six months ended June 30, 2002 was $1.6 million, compared with $4.7 million for the six months ended June 30, 2001, a decrease of 67%. The decreases were due to the effects of the graded vesting method of amortization resulting in higher amortization expense during the initial period following the respective option grants.

     Interest and other income, net. Interest and other income, net for the three months ended June 30, 2002 was $338,000, compared with $147,000 for the three months ended June 30, 2001, an increase of 130%. Interest and other income, net for the six months ended June 30, 2002 was $697,000, compared with $279,000 for the six months ended June 30, 2001, an increase of 150%. The increases were primarily due to interest earned on higher average cash and cash equivalents balances in 2002 resulting from proceeds received from our initial public offering and concurrent private placement in the third quarter of 2001.

     Provision for Taxes. Provision for taxes for the three months ended June 30, 2002 was $551,000 compared with $97,000 for the three months ended June 30, 2001, an increase of 468%. Provision for taxes for the six months ended June 30, 2002 was $1.4 million compared with $282,000 for the six months ended June 30, 2001, an increase of 393%. The increase in both the three-month and six-month periods ended June 30, 2002 was due to increased profitability.

Liquidity and Capital Resources

     As of June 30, 2002, working capital was $73.8 million, compared with $70.0 million as of December 31, 2001. Cash and cash equivalents as of June 30, 2002 were $66.6 million, compared to $70.8 million as of December 31, 2001, a decrease of $4.2 million.

     Net cash used in operating activities was $4.3 million for the six months ended June 30, 2002 compared to net cash used by operating activities of $546,000 for the six months ended June 30, 2001. Net cash used by operating activities for the six months ended June 30, 2002 resulted from net income of $3.5 million after adjustment for depreciation and amortization, including amortization of deferred stock compensation cost of $1.6 million, and increases in taxes payable of $1.1 million offset by increases in accounts receivable of $5.6 million and prepaid and other assets of $439,000, deferred taxes of $226,000 and decreases in accrued compensation and related benefits of $2.0 million and accrued liabilities of $321,000. The increase in accounts receivable was attributable to performance under an increased number of contracts. The decrease in accrued compensation was primarily the result of the payment of performance incentives for 2001.

     Net cash used in investing activities was $1.7 million for the six months ended June 30, 2002 compared to net cash used in investing activities of $738,000 for the six months ended June 30, 2001. Net cash used in investing activities resulted from the purchases of property and equipment, including the investment in characterization vehicle foundry technology for our Design-Based-Yield-improvement product.

     Net cash provided by financing activities was $1.7 million for the six months ended June 30, 2002 compared to net cash used in financing activities of $1.0 million for the six months ended June 30, 2001. Net cash provided by financing activities for the six months ended June 30, 2002 was primarily the result of proceeds for stock purchases under the employee stock purchase plan of $889,000, collections of notes receivable from shareholders of $679,000 and the exercise of stock options of $178,000.

     We expect to experience growth in our operating expenses, particularly for research and development and additions to our workforce in order to execute our business plan. As a result, we anticipate that our operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may use cash resources to fund potential investments in, or acquisitions of, complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.

Euro-Currency

     The Single European Currency, or Euro, was introduced on January 1, 1999, and we began doing business denominated in Euro on January 1, 2002. We have assessed the situation and believe this adoption will not have a material effect on our business.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. We adopted SFAS No. 142 for our fiscal year beginning January 1, 2002. Upon adoption, SFAS No. 142 required that the net book value of employee workforce intangibles, net of related deferred tax liabilities, be reclassified to goodwill and we stopped the amortization of goodwill with a net carrying value of $662,000 at January 1, 2002 and annual amortization of approximately $284,000 that resulted from a business combination completed prior to the adoption of SFAS No. 141. We also performed our transition impairment test of goodwill as of January 1, 2002, which did not indicate any impairment. Had we adopted SFAS No. 142 on January 1, 2001, the net loss for the quarter and six months ended June 30, 2001, would have decreased by $60,000 and $112,000, respectively and net loss per share would have been unchanged.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002, however earlier adoption is permitted. We will adopt SFAS No. 143 on January 1, 2003. We believe the adoption of this statement will not have an effect on our financial position or operating results.

     In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 on January 1, 2002. The adoption of this statement did not have an effect on our financial position or operating results.

     In November 2001, the FASB issued Emerging Issues Task Force Issue 01-14 (EITF 01-14), Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. We were required to adopt this guidance effective in the first quarter of fiscal 2002. Reclassification required pursuant to our adoption of EITF 01-14 resulted in an increase in Design-to-Silicon-Yield solutions revenue of $399,000 for the three month ending June 30, 2001 and $733,000 for the six months ended June 30, 2001. The adoption of EITF 01-14 will not affect on our net income or loss in any past periods.

     In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, Principally Emerging Issues Task Force Issue No. 94-3. We will adopt the Provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We believe the adoption of this statement will not have an effect on our financial position or operating results.

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

Our adoption of a novel and unproven business model makes it difficult to evaluate our future prospects.

      Since we adopted our current business model, we do not have a long history of operating results on which you can base your evaluation of our business. In 1998, we began selling software, services and other technologies together as a Design-to-Silicon-Yield solution for the first time. Because we have not demonstrated our ability to generate significant revenue, our business model is unproven, especially with respect to gain share fees, which we expect will constitute a significant portion of our revenue for the foreseeable future. In the past, we generally earned fixed fees for the separate sale of our software, services and other technologies. Under our current business model, we are selling these items together as a package and charging both a fixed fee and a variable fee based on demonstrated improvements in our customers’ yields, which we call gain share. Our existing and potential customers may resist this approach and may seek to limit or restrict our gain share fees. As a result, it will be difficult for financial markets analysts and investors to evaluate our future prospects.

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

      Historically, we have had a small number of large customers and we expect this to continue in the near term. In the six months ended June 30, 2002, three customers accounted for 60% of our total net revenue, with Toshiba representing 24%, Matsushita representing 22% and Sony representing 14%, respectively. For the year ended December 31, 2001 Toshiba, Matsushita and Sony represented 34%, 29% and 9% of our total revenue, respectively. The loss of any of these customers or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations due to our expenses being fixed in the short term, the fact that it takes us a long time to replace customers and because any offsetting gain share revenue from new customers would not begin to be recognized until much later. Due to current economic conditions, some of our customers have recently announced employee layoffs, which may indicate decreased demand for certain of their products. There can be no assurances that such decrease in demand will not ultimately have an impact on our revenues.

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

We have a history of losses and we may be unable to maintain recent profitability.

      We may not maintain profitability if our revenue increases more slowly than we expect or not at all. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $14.2 million as of June 30, 2002. We expect to continue to incur significant expenses in connection with:

•	increased funding for research and development;

•	expansion of our solution implementation teams;

•	expansion of our sales and marketing efforts; and

•	additional non-cash charges relating to amortization of deferred stock compensation.

      As a result, we will need to increase revenue to maintain profitability. We may be unable to sustain or increase profitability on a quarterly or annual basis. Any of these factors could cause our stock price to decline.

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

      We derive a majority of our revenue from international sales, principally from customers based in Japan. Revenue generated from customers in Japan accounted for 68% of total revenue in the six months ending June 30, 2002. For the year ended December 31, 2001 revenue generated from customers in Japan was 77%. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Japan. We are subject to risks inherent in doing business in international markets. These risks include:

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

      Significant litigation regarding intellectual property rights exists in the semiconductor industry. It is possible that a third party may claim that our technologies infringe their intellectual property rights or misappropriate their trade secrets. Any claim, even if without merit, could be time consuming to defend, result in costly litigation or require us to enter into royalty or licensing agreements, which may not be available to us on acceptable terms, or at all. For example, in May 2001 the Company was named as a defendant in a lawsuit claiming, among other things, that it misappropriated trade secrets in connection with hiring an employee. This litigation was settled by all parties in the quarter ended June 30, 2002. In general, however, a successful claim of infringement against us in connection with the use of our technologies could adversely affect our business.

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

      To expand our proprietary technologies, we may acquire or make investments in complementary businesses, technologies or products if appropriate opportunities arise. We may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms, or consummate future acquisitions or investments, each of which could slow our growth strategy. We may have difficulty integrating the acquired products, personnel or technologies of any additional acquisitions we might make. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. We do not currently own any equity investments, nor do we expect to own any in the foreseeable future. We do not use derivative financial or commodity instruments for investment purposes. This discussion contains forward-looking statements that are subject to risks and uncertainties. Our actual results could vary materially as a result of a number of factors.

      Interest Rate Risk. As of June 30, 2002 we had cash and cash equivalents of $66.6 million, consisting of cash and highly liquid money market instruments with maturities of less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 10% from the market rates in effect at June 30, 2002 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and increased interest expense.

      Foreign Currency and Exchange Risk. Virtually all of our revenue is denominated in U.S. dollars, although such revenue is derived substantially from foreign customers. Foreign sales to date, generated by our German subsidiary PDF Solutions GmbH since the date of its acquisition, have been invoiced in local currencies, creating receivables denominated in currencies other than the U.S. dollar. The risk due to foreign currency fluctuations associated with these receivables is partially reduced by local payables denominated in the same currencies, and presently we do not consider it necessary to hedge these exposures. We intend to monitor our foreign currency exposure, and may use financial instruments to limit this exposure. There can be no assurance that exchange rate fluctuations will not have a materially negative impact on our business.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     We are not currently party to any material legal proceedings. In May 2001 the Company was named as a defendant in a lawsuit claiming, among other things, that it misappropriated trade secrets in connection with hiring an employee. This litigation was settled by all parties in the quarter ending June 30, 2002. All expenses related to the lawsuit have been reflected in the June 2002 quarterly financial statements.

Item 2. Changes in Securities and Use of Proceeds

     (d)  Use of Proceeds

      Our Registration Statement on Form S-1 (File No. 333-43192) related to our initial public offering was declared effective by the SEC on July 26, 2001. The public offering commenced on July 27, 2001. All 4,500,000 shares of common stock offered in the final prospectus, as well as an additional 675,000 shares of common stock subject to the underwriters’ over-allotment option, were sold at the closing on August 1, 2001 at a price to the public of $12.00 per share (before deducting underwriting discounts and commissions) through a syndicate of underwriters managed by Credit Suisse First Boston Corporation, Robertson Stephens, Inc. and Dain Rauscher Incorporated. The aggregate gross proceeds of the shares offered and sold was $62.1 million, out of which we paid an aggregate of $4.3 million in underwriting discounts and commissions to the underwriters. In addition, as of December 31, 2001, we had incurred additional expenses of approximately $1.3 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of $5.6 million. We believe there are no remaining outstanding invoices.

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

      We intend to use the net proceeds of the public offering primarily for general corporate purposes, including working capital and capital expenditures. The amounts and timing of these expenditures will vary depending on a number of factors, including the amount of cash generated or used by our operations, competitive and technological developments and the rate of growth, if any, of our business. We may also use a portion of the net proceeds to acquire businesses, services, products or technologies or invest in businesses that we believe will complement our current or future business. As a result, we will retain broad discretion in the allocation of the proceeds of the public offering. Pending the uses described above, we will invest the net proceeds of the public offering in cash, cash equivalents, money market funds or short-term interest-bearing, investment-grade securities to the extent consistent with applicable regulations. We cannot predict whether the proceeds will be invested to yield a favorable return.

Item 4. Submission of Matters to a Vote of Security Holders

     During the quarter ended June 30, 2002, we submitted the following matters to our stockholders for approval at our Annual Meeting of Stockholders held on May 17, 2002 and the following proposals were adopted by our stockholders by the margins indicated:

Proposals

1. To elect two (2) Class I nominees to the Board of Directors.

Election of Director	Votes For	Votes Withheld

B.J. Cassin — Class I Director	17,783,921	132,417
Donald L. Lucas — Class I Director	17,783,804	132,300

     As a result, Messrs. Cassin and Lucas were re-elected as Class I directors of the Registrant for a three year term expiring upon the Annual Meeting next following the fiscal year ending December 31, 2004, or until their respective successors have been duly qualified and elected. John K. Kibarian, Lucio L. Lanza and Kimon Michaels continued as directors of the Registrant.

2. To ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the Fiscal Year Ending December 31, 2002.

Votes for	Votes Against	Votes Abstained	Broker Non-votes

17,693,866	222,355	0	0

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Exhibit
Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.*
3.2	Amended and Restated Bylaws of PDF Solutions, Inc.*
4.1	Specimen Stock Certificate.**
4.2	Second Amended and Restated Rights Agreement dated July 6, 2001.*
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, as amended (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed by PDF during the three months ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	By:	/s/ John K. Kibarian

John K. Kibarian
President and Chief Executive Officer

Date: August 14, 2002	By:	/s/ P. Steven Melman

P. Steven Melman
Chief Financial Officer and Vice President, Finance and Administration

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.*
3.2	Amended and Restated Bylaws of PDF Solutions, Inc.*
4.1	Specimen Stock Certificate.**
4.2	Second Amended and Restated Rights Agreement dated July 6, 2001.*
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, as amended (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).