Form 10-Q
period 2002-09-30
PDF SOLUTIONS INC
filed 2002-11-12
CIK 1120914

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002  or

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

Yes   [ X ]     No   [   ]

     The number of shares outstanding of the Registrant’s Common Stock as of November 4, 2002 was 23,042,720.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	September 30,	December 31,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$73,250	$70,835

Accounts receivable, net of allowance of $504 in 2002 and $292 in 2001	6,775	5,546

Prepaid expenses and other current assets	5,349	3,439

Total current assets	85,374	79,820

Property and equipment, net	2,923	2,179

Goodwill	662	784

Intangible assets, net	262	385

Other assets	286	148

Total assets	$89,507	$83,316

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$724	$738

Accrued compensation and related benefits	1,859	4,061

Other accrued liabilities	1,495	1,826

Taxes payable	1,841	230

Deferred revenues	4,481	2,773

Billings in excess of recognized revenue	75	174

Current portion of long-term debt	16	24

Total current liabilities	10,491	9,826

Long-term debt	19	31

Deferred tax liabilities	627	505

Deferred rent	47	70

Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized; no shares issued and outstanding; in 2002 and 2001	—	—

Common stock, $0.00015 par value, 75,000 shares authorized; shares issued and outstanding: 23,045 in 2002 and 22,980 in 2001	3	3

Additional paid-in-capital	99,399	98,651

Deferred stock-based compensation	(1,876)	(4,326)

Notes receivable from stockholders	(5,177)	(6,052)

Accumulated deficit	(14,039)	(15,369)

Cumulative other comprehensive income (loss)	13	(23)

Total stockholders’ equity	78,323	72,884

Total liabilities and stockholders’ equity	$89,507	$83,316

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Revenue:
Design-to-silicon yield solutions	$8,213	$7,203	$26,098	$19,821
Gain share	2,824	2,346	8,632	6,340

Total revenue	$11,037	$9,549	$34,730	$26,161

Cost and expenses:
Cost of design-to-silicon yield solutions	3,650	3,334	11,624	9,559
Research and development	3,989	3,225	11,143	8,769
Selling, general and administrative	2,671	3,017	7,839	8,074
Stock-based compensation amortization*	640	1,358	2,198	6,036

Total costs and expenses	10,950	10,934	32,804	32,438

Income (loss) from operations	87	(1,385)	1,926	(6,277)
Interest and other income, net	443	495	1,140	774

Income (loss) before taxes	530	(890)	3,066	(5,503)
Tax (benefit) provision	345	(52)	1,736	230

Net income (loss)	185	(838)	1,330	(5,733)
Preferred dividend	—	(1,619)	—	(1,619)

Net income (loss) attributable to common stockholders	$185	$(2,457)	$1,330	$(7,352)

Net income (loss) per share:
Basic and Diluted	$.01	$(0.12)	$.06	$(0.61)
Weighted average common shares:
Basic	22,127	19,834	21,860	12,140
Diluted	23,133	19,834	23,172	12,140

* Stock-based compensation amortization:
Cost of design-to-silicon yield solutions	$186	$354	$672	$1,693
Research and development	307	639	1,111	2,709
Selling, general and administrative	147	365	415	1,634

	$640	$1,358	$2,198	$6,036

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended

	September 30,	September 30,
	2002	2001

Operating activities:

Net income (loss)	$1,330	$(5,733)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	1,223	1,003

Stock-based compensation amortization	2,198	6,036

Deferred taxes	(282)	—

Deferred revenues	1,708	1,640

Changes in assets and liabilities:

Accounts receivable	(1,229)	(1,906)

Prepaid expenses and other assets	(1,522)	(861)

Accounts payable	(14)	624

Accrued compensation and related benefits	(2,202)	1,038

Billings in excess of recognized revenue	(99)	(157)

Other accrued liabilities	(355)	(70)

Taxes payable	1,611	175

Net cash provided by operating activities	2,367	1,789

Investing activities:

Purchases of property and equipment	(1,843)	(1,353)

Net cash used in investing activities	(1,843)	(1,353)

Financing activities:

Proceeds from initial public offering, net	—	56,465

Proceeds from private placement of stock	—	5,880

Exercise of stock options	179	6

Proceeds from employee stock purchase plan	889	—

Repayment of notes payable	—	(995)

Collection of notes receivable from shareholders	807	44

Principal payments on long-term debt and capital lease obligations	(20)	(16)

Net cash provided by financing activities	1,855	61,384

Effect of exchange rate changes on cash	36	(1)

Net increase in cash and cash equivalents	2,415	61,819

Cash and cash equivalents, beginning of period	70,835	7,626

Cash and cash equivalents, end of period	$73,250	$69,445

Noncash financing activity:

Repurchase of common stock through cancellation of notes receivable	$67	$550

Supplemental disclosure of cash flow information —

Cash paid during the period for:

Taxes	$560	$100

Interest	$3	$6

Noncash financing activities

Preferred stock dividends	—	$1,619

Conversion of preferred stock into common stock	—	$8,456

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The interim unaudited consolidated financial statements included herein have been prepared by PDF Solutions, Inc., (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments necessary, consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2002. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

     In November 2001, the FASB issued Emerging Issues Task Force, Issue No. 01-14 (EITF 01-14), Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. The Company was required to adopt this guidance effective in the first quarter of fiscal 2002. Reclassification required pursuant to the Company’s adoption of EITF 01-14 resulted in an increase in design-to-silicon-yield solutions revenue of $323,000 for the three months ended September 30, 2001 and $1.1 million for the nine months ended September 30, 2001. The adoption of EITF 01-14 will not affect the Company’s net income or loss in any past periods.

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

3. ACCOUNTS RECEIVABLE

     Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $1.6 million and $1.9 million at September 30, 2002 and December 31, 2001, respectively.

4. NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding for the period (excluding shares subject to repurchase). Diluted net income (loss) per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases where the effect would be anti-dilutive.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net income (loss)	$185	$(838)	$1,330	$(5,733)
Preferred dividend	—	(1,619)	—	(1,619)

Net income (loss) attributable to common stockholders	$185	$(2,457)	$1,330	$(7,352)

Shares:

Weighted average common shares outstanding	23,047	21,825	22,966	14,526

Weighted average common shares outstanding subject to repurchase	(920)	(1,991)	(1,106)	(2,386)

Shares used in computation — basic	22,127	19,834	21,860	12,140

Dilutive common equivalent shares:

Weighted average common shares outstanding subject to repurchase	920	—	1,106	—

Stock options	86	—	206	—

Shares used in computation — diluted	23,133	19,834	23,172	12,140

Net income (loss) per share — basic and diluted	$0.01	$(0.12)	$0.06	$(0.61)

For the three month period ended September 30, 2002, the calculation of diluted net income per share does not include 250,000 outstanding common stock options as the effect would be anti-dilutive for the period presented. For the three and nine month periods ended September 30, 2001, the calculation of diluted net loss per share does not include, respectively, 285,000 and 300,000 outstanding common stock options and 1.9 million and 2.4 million shares of common stock subject to repurchase as the effect would be anti-dilutive for the periods presented.

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

6. COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Net income (loss)	$185	$(838)	$1,330	$(5,733)

Foreign currency translation adjustments	(1)	(17)	36	(8)

Comprehensive income (loss)	$184	$(821)	$1,366	$(5,741)

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

     Purchased intangible assets are carried at cost less accumulated amortization. Intangible assets at September 30, 2002 consisted entirely of acquired technology with a cost of $660,000 and accumulated amortization of $398,000. Amortization is computed over the estimated useful life of four years. The amortization expense on acquired technology is expected to be $165,000 for fiscal 2002 and 2003, and $55,000 in fiscal 2004, at which time it will be fully amortized.

     The Company has performed its transition impairment test of goodwill as of January 1, 2002 which did not indicate any impairment. In addition, the Company will be required to perform an annual impairment test.

     The following table presents the impact of SFAS No. 142 on net income (loss) and net income (loss) per share as if the standard had been in effect for the three and nine months ended September 30, 2001 (in thousands, except per-share amounts):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Reported net income (loss)	$185	$(2,457)	$1,330	$(7,352)

Add back goodwill amortization, net of taxes	—	24	—	69

Add back workforce amortization, net of taxes	—	36	—	103

Adjusted net income (loss)	$185	$(2,397)	$1,330	$(7,180)

Basic and diluted net income (loss) per share:
Reported basic net income (loss) per share	$0.01	$(0.12)	$0.06	$(0.59)
Add back goodwill amortization per share	—	—	—	—

Add back workforce amortization per share	—	—	—	—

Adjusted basic net income (loss) per share	$0.01	$(0.12)	$0.06	$(0.59)

8. CUSTOMER AND GEOGRAPHIC INFORMATION

     The Company operates in one segment. The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

Customer	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
A	27%	32%	24%	32%

C	21%	7%	16%	10%

G	25%	34%	23%	32%

     The Company had accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	September 30,	December 31,
Customer	2002	2001

	(Unaudited)
A	37%	37%

C	14%	5%

F	6%	23%

G	0%	11%

     Revenues from customers by geographic area are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Japan	$8,167	$7,283	$24,352	$19,020

United States	1,260	935	5,035	3,792

Europe	1,610	1,008	5,343	2,294

     As of September 30, 2002 and December 31, 2001, long-lived assets related to PDF Solutions GmbH (formerly AISS), located in Germany, totaled $1.1 million and $1.4 million, respectively, of which $924,000 and $1.2 million, respectively, relates to acquired intangibles (see Note 7). The majority of the Company’s remaining long-lived assets are in the United States.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative effect of terms like these or other comparable terminology. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially. All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Factors that May Affect Future Results” set forth at the end of this Item 2 and the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2001 and on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

Critical Accounting Policies

      Financial Reporting Release No. 60 (Release No. 33-8040), which was released by the Securities and Exchange Commission (SEC) in December 2001, suggests that all companies include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the notes to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2001 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods that we use.

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

      Goodwill and Intangible Assets  — As of September 30, 2002, we had $924,000 of goodwill and intangible assets. In assessing the recoverability of the our goodwill and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. On January 1, 2002 we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and have performed our transition impairment test of goodwill as of January 1, 2002 which did not indicate any impairment. Going forward we will be required to perform an annual impairment test. During the nine months ending September 30, 2002, we did not record any impairment losses related to goodwill.

      Realization of Deferred Tax Assets — As of September 30, 2002, we had net deferred tax assets of $2.4 million. Realization of deferred tax assets is dependent on our ability to generate future taxable income and utilize tax planning strategies. We have recorded a deferred tax asset to the amount that is more likely than not to be realized based on current estimations and assumptions. We evaluate the need for a valuation allowance against such deferred tax assets on a quarterly basis. Any resulting changes to the valuation allowance will result in an adjustment to income in the period the determination is made. In 2001, we reversed our deferred tax asset valuation allowance of $2.1 million due to our evaluation of current evidence and its effect on our estimate of future earnings.

Results of Operations

     We have historically experienced fluctuations from period to period. We expect these fluctuations to continue, therefore, historical results are not indicative of future results.

Three and Nine Months Ended September 30, 2002

     Total revenue for the three months ended September 30, 2002 was $11.0 million, compared with $9.5 million for the three months ended September 30, 2001 an increase of 16%. Total revenue for the nine months ended September 30, 2002 was $34.7 million, compared with $26.2 million for the nine months ended September 30, 2001 an increase of 33%.

     Design-to-Silicon Yield Solutions. Design-to-Silicon-Yield solutions revenue for the three months ended September 30, 2002 was $8.2 million, compared with $7.2 million for the three months ended September 30, 2001, an increase of 14%. Design-to-Silicon-Yield solutions revenue for the nine months ended September 30, 2002 was $26.1 million, compared with $19.8 million for the nine months ended September 30, 2001, an increase of 32%. The increase for the three-month period ended September 30, 2002, was attributable to an increase in the average revenue per solution implementation while the number of solution implementations remained flat. The increase for the nine-month period ended September 30, 2002, was attributable to both a greater number of solution implementations as well as an increase in average revenue per solution implementation.

     Gain Share. Gain share revenue for the three months ended September 30, 2002 was $2.8 million, compared with $2.3 million for the three months ended September 30, 2001, an increase of 20%. Gain share revenue for the nine months ended September 30, 2002 was $8.6 million, compared with $6.3 million for the nine months ended September 30, 2001, an increase of 36%. The increases for both the three-month and nine-month periods ended September 30, 2002 were the result of attaining gain share from a larger number of existing customer solution implementations.

     Cost and Expenses. Cost of Design-to-Silicon Yield solutions for the three months ended September 30, 2002 was $3.7 million, compared with $3.3 million for the three months ended September 30, 2001, an increase of 9%. Cost of Design-to-Silicon Yield solutions for the nine months ended September 30, 2002 was $11.6 million, compared with $9.6 million for the nine months ended September 30, 2001, an increase of 22%. The absolute dollar increases in cost of Design-to-Silicon Yield Solutions for both the three-month and nine-month periods ended September 30, 2002 were primarily due to greater number of solution implementations. As a percentage of Design-to-Silicon Yield solutions revenue, cost of Design-to-Silicon Yield solutions for the three months ended September 30, 2002 was 44%, compared with 46% for the three months ended September 30, 2001. As a percentage of Design-to-Silicon Yield solutions revenue, cost of Design-to-Silicon Yield solutions for the nine months ended September 30, 2002 was 45%, compared with 48% for the nine months ended September 30, 2001. The percentage decreases for both the three-month and nine-month periods ended September 30, 2002 were primarily the result of an increase in average revenue per Design-to-Silicon Yield solutions contract, partially offset by the cost of increasing capacity.

     Research and Development. Research and development expenses for the three months ended September 30, 2002 were $4.0 million, compared with $3.2 million for the three months ended September 30, 2001, an increase of 24%. Research and development expenses for the nine months ended September 30, 2002 were $11.1 million, compared with $8.8 million for the nine months ended September 30, 2001, an increase of 27%. The absolute dollar increases in research and development expenses for both the three-month and nine-month periods were primarily due to the increases in personnel related costs and increases in non-recurring engineering expenses for the joint development of new products under a collaborative business arrangement. As a percentage of total revenue, research and development expenses for the three months ended September 30, 2002 were 36%, compared with 34% for the three months ended September 30, 2001. The percentage increase was primarily the result of increases in non-recurring engineering expenses. As a percentage of total revenue, research and development expenses for the nine months ended September 30, 2002 were 32%, compared with 34% for the nine months ended September 30, 2001. The percentage decrease as a percentage of revenue for the nine-month period ended September 30, 2002 was primarily the result of revenue growth exceeding the increase in research and development expenses. We anticipate that we will continue to commit considerable resources to research and development in the future and that these expenses will continue to increase in absolute dollars.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2002 were $2.7 million, compared with $3.0 million for the three months ended September 30, 2001, a decrease of 12%. The absolute dollar decrease in selling, general and administrative expenses was attributable to lower sales commissions, reduced professional services expenses and the reduction of goodwill amortization expense due to the adoption of SFAS 142 on January 1, 2002 according to which we will no longer amortize the carrying value of goodwill. Selling, general and administrative expenses for the nine months ended September 30, 2002 were $7.8 million, compared with $8.1 million for the nine months ended September 30, 2001, a decrease of 3%. The absolute dollar decrease in selling, general and administrative expenses was attributable to lower sales commissions and goodwill, partially offset by increases in personnel related costs, and professional services expenses. As a percentage of total revenue, selling, general and administrative expenses for the three months ended September 30, 2002 were 24%, compared with 32% for the three months ended September 30, 2001. As a percentage of total revenue, selling, general and administrative expenses for the nine months ended September 30, 2002 were 23%, compared with 31% for the three months ended September 30, 2001. The percentage decrease as a percentage of revenue for both the three-month and nine-month periods ended September 30, 2002 were primarily the result of the absolute dollar decrease in selling, general and administrative expenses, coupled with the growth in revenue. We expect that selling, general and administrative expenses will increase in absolute dollars to support increased selling and administrative efforts.

     Stock-Based Compensation Amortization. Stock-based compensation amortization for the three months ended September 30, 2002 was $640,000, compared with $1.4 million for the three months ended September 30, 2001, a decrease of 53%. Stock-based compensation amortization for the nine months ended September 30, 2002 was $2.2 million, compared with $6.0 million for the nine months ended September 30, 2001, a decrease of 64%. The decreases in both the three-month and nine-month periods ended September 30, 2002 were due to the effects of the graded vesting method of amortization resulting in higher amortization expense during the initial period following the respective option grants.

     Interest and Other Income. Interest and other income for the three months ended September 30, 2002 was $443,000, compared with $495,000 for the three months ended September 30, 2001, a decrease of 11%. This decrease was primarily the result of a reduction in interest rates from 2001 to 2002. Interest and other income for the nine months ended September 30, 2002 was $1.1 million, compared with $774,000 for the nine months ended September 30, 2001, an increase of 47%. The increase was primarily due to interest earned on higher average cash and cash equivalents balances in 2002 resulting from proceeds received from our initial public offering and concurrent private placement in the third quarter of 2001.

     Provision for Taxes. Provision for taxes for the three months ended September 30, 2002 was $345,000 compared with a tax benefit of $52,000 for the three months ended September 30, 2001, an increase of 763%. Provision for taxes for the nine months ended September 30, 2002 was $1.7 million compared with $230,000 for the nine months ended September 30, 2001, an increase of 655%. The increase in both the three-month and nine-month periods ended September 30, 2002 was primarily due to increased profitability.

Liquidity and Capital Resources

     As of September 30, 2002, working capital was $74.9 million, compared with $70.0 million as of December 31, 2001, an increase of $4.9 million. Cash and cash equivalents as of September 30, 2002 were $73.3 million, compared to $70.8 million as of December 31, 2001, an increase of $2.4 million.

     Net cash provided by operating activities was $2.4 million for the nine months ended September 30, 2002 compared to net cash provided by operating activities of $1.8 million for the nine months ended September 30, 2001. Net cash provided by operating activities for the nine months ended September 30, 2002 resulted from net income of $4.8 million after adjustment for depreciation and amortization, including amortization of deferred stock compensation cost of $2.2 million, and increases in deferred revenue of $1.7 and taxes payable of $1.6 million offset by decreases in accrued compensation and related benefits of $2.2 million and accrued liabilities of $355,000 and increases in prepaid and other assets of $1.5 million, accounts receivable of $1.2 million, and deferred tax asset of $282,000. The increase in deferred revenue was primarily the result of an annual invoice to a customer under an Original Equipment Manufacture (“OEM”) license agreement for which revenue is recognized ratably over the term of the agreement. The increase in prepaid expenses was primarily the result of prepayment of annual commercial insurance and rent. The increase in accounts receivable was attributable to performance under an increased number of contracts. The decrease in accrued compensation was primarily the result of the payment of performance incentives for 2001.

     Net cash used in investing activities was $1.8 million for the nine months ended September 30, 2002 compared to net cash used in investing activities of $1.4 million for the nine months ended September 30, 2001. Net cash used in investing activities resulted from the purchases of property and equipment, including the investment in characterization vehicle foundry technology for our Design-Based-Yield improvement product.

     Net cash provided by financing activities was $1.8 million for the nine months ended September 30, 2002 compared to net cash provided by financing activities of $61.4 million for the nine months ended September 30, 2001. Net cash provided by financing activities for the nine months ended September 30, 2002 was primarily the result of repayment of employee notes receivable of $807,000 and proceeds from the Employee Stock Purchase Plan of $889,000. Net cash provided by financing activities for nine months ended September 30, 2001 was primarily the result of net proceeds of $56.5 million from our initial public offering and $5.9 from the concurrent private placement of common stock, offset by the repayment of notes payable of $995,000 issued in conjunction with the acquisition of AISS,

     We expect to experience growth in our operating expenses, particularly for research and development activities and from additions to our workforce in order to execute our business plan. As a result, we anticipate that our operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may use cash resources to fund potential acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources, available bank financing and anticipated funds from operations, will satisfy our cash requirements for at least the next twelve months. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Euro-Currency

     The Single European Currency, or Euro, was introduced on January 1, 1999, and we began doing business denominated in Euro on January 1, 2002. This adoption did not have a material effect on our business.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. We adopted SFAS No. 142 for our fiscal year beginning January 1, 2002. Upon adoption, SFAS No. 142 required that the net book value of employee workforce intangibles, net of related deferred tax liabilities, be reclassified to goodwill and we stopped the amortization of goodwill with a net carrying value of $662,000 at January 1, 2002 and annual amortization of approximately $284,000 that resulted from a business combination completed prior to the adoption of SFAS No. 141. We also performed our transition impairment test of goodwill as of January 1, 2002, which did not indicate any impairment. Had we adopted SFAS No. 142 on January 1, 2001, the net loss for the quarter and nine months ended September 30, 2001, would have decreased by $60,000 and $172,000, respectively and net loss per share would have been unchanged.

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

     In November 2001, the FASB issued Emerging Issues Task Force Issue 01-14 (EITF 01-14), Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. We were required to adopt this guidance effective in the first quarter of fiscal 2002. Reclassification required pursuant to our adoption of EITF 01-14 resulted in an increase in Design-to-Silicon-Yield solutions revenue of $323,000 for the three months ended September 30, 2001 and $1.1 million for the nine months ended September 30, 2001. The adoption of EITF 01-14 will not affect on our net income or loss in any past periods.

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

      Historically, we have had a small number of large customers and we expect this to continue in the near term. In the nine months ended September 30, 2002, three customers accounted for 73% of our total net revenue, with Toshiba representing 27%, Matsushita representing 25% and Sony representing 21%, respectively. For the year ended December 31, 2001, Toshiba, Matsushita and Sony represented 34%, 29% and 9% of our total revenue, respectively. The loss of any of these customers or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations due to our expenses being fixed in the short term, the fact that it takes us a long time to replace customers and because any offsetting gain share revenue from new customers would not begin to be recognized until much later.

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

      We may not maintain profitability if our revenue increases more slowly than we expect or not at all. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $14.0 million as of September 30, 2002. We expect to continue to incur significant expenses in connection with:

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

      We derive a majority of our revenue from international sales, principally from customers based in Japan. Revenue generated from customers in Japan accounted for 70% of total revenue in the nine months ending September 30, 2002. For the year ended December 31, 2001 revenue generated from customers in Japan was 77%. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Japan. We are subject to risks inherent in doing business in international markets. These risks include:

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

      As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions and in particular, the possible disruption in commercial activities occasioned by terrorist activity and armed conflict. Because of recent events and the worldwide economic slowdown, and in the United States in particular, many industries are delaying or reducing technology purchases. The impact of these events and this slowdown on us is difficult to predict, but it may result in reductions in purchases of our technologies and services by our customers, longer sales cycles and increased price competition. As a result, if terrorist-related events or the current economic slowdown continues or worsens, we may fall short of our revenue expectations for the remainder of fiscal 2002 or for the entire year. These conditions would negatively affect our business and results of operations.

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

      Interest Rate Risk. As of September 30, 2002 we had cash and cash equivalents of $73.3 million, consisting of cash and highly liquid money market instruments with maturities of less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 10% from the market rates in effect at September 30, 2002 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and increased interest expense.

      Foreign Currency and Exchange Risk. Virtually all of our revenue is denominated in U.S. dollars, although such revenue is derived substantially from foreign customers. Foreign sales to date, generated by our German subsidiary PDF Solutions GmbH since the date of its acquisition, have for the most part, been invoiced in local currencies, creating receivables denominated in currencies other than the U.S. dollar. The risk due to foreign currency fluctuations associated with these receivables is partially reduced by local payables denominated in the same currencies, and presently we do not consider it necessary to hedge these exposures. We intend to monitor our foreign currency exposure, and may use financial instruments to limit this exposure. There can be no assurance that exchange rate fluctuations will not have a materially negative impact on our business.

Item 4. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities so that we are able to record, process, summarize and disclose such information in the reports we file with the SEC within the time periods specified in the SEC’s rules and forms.

      (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     We are not currently party to any material legal proceedings. In May 2001 the Company was named as a defendant in a lawsuit claiming, among other things, that it misappropriated trade secrets in connection with hiring an employee. This litigation was settled by all parties in the quarter ending June 30, 2002. All expenses related to the lawsuit were reflected in the quarterly financial statements in our Report on Form 10-Q for the quarter ended June 30, 2002.

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

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed by PDF during the three months ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002	By:	/s/ John K. Kibarian

John K. Kibarian
President and Chief Executive Officer

Date: November 12, 2002	By:	/s/ P. Steven Melman

P. Steven Melman
Chief Financial Officer and Vice President, Finance and Administration

CERTIFICATIONS

I, John K. Kibarian, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PDF Solutions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By:	/s/ John K. Kibarian John K. Kibarian President and Chief Executive Officer (Principal Executive Officer)

I, P. Steven Melman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PDF Solutions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

By:	/s/ P. Steven Melman
P. Steven Melman Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.*
3.2	Amended and Restated Bylaws of PDF Solutions, Inc.*
4.1	Specimen Stock Certificate.**
4.2	Second Amended and Restated Rights Agreement dated July 6, 2001.*
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, as amended (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).