Form 10-Q
period 2003-03-31
PDF SOLUTIONS INC
filed 2003-05-14
CIK 1120914

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003
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

Yes   [ X ]     No   [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  Yes  [ X ]   No  [  ]

     The number of shares outstanding of the Registrant’s Common Stock as of May 9, 2003 was 23,131,070.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	March 31,	December 31,
	2003	2002

ASSETS

Current assets:

Cash and cash equivalents	$71,866	$71,490

Accounts receivable, net of allowance of $504 in 2003 and 2002	7,461	7,924

Prepaid expenses and other current assets	4,463	4,406

Total current assets	83,790	83,820

Property and equipment, net	3,321	3,533

Goodwill	662	662

Intangible assets, net	179	220

Other assets	1,776	1,564

Total assets	$89,728	$89,799

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$441	$499

Accrued compensation and related benefits	2,007	1,143

Other accrued liabilities	1,802	1,652

Taxes payable	971	1,838

Deferred revenues	4,403	4,496

Billings in excess of recognized revenue	1,102	606

Current portion of long-term debt	17	17

Total current liabilities	10,743	10,251

Long-term debt	10	15

Deferred tax liabilities	722	752

Deferred rent	20	39

Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized; no shares issued and outstanding; in 2003 and 2002	—	—

Common stock, $0.00015 par value, 75,000 shares authorized; shares issued and outstanding: 23,128 in 2003 and 23,130 in 2002	3	3

Additional paid-in-capital	100,080	99,884

Deferred stock-based compensation	(893)	(1,340)

Notes receivable from stockholders	(4,830)	(4,998)

Accumulated deficit	(16,179)	(14,845)

Cumulative other comprehensive income	52	38

Total stockholders’ equity	78,233	78,742

Total liabilities and stockholders’ equity	$89,728	$89,799

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Revenue:
Design-to-silicon yield solutions	$8,108	$8,380
Gain share	959	3,077

Total revenue	$9,067	$11,457

Cost and expenses:
Cost of design-to-silicon yield solutions	3,444	3,864
Research and development	4,332	3,190
Selling, general and administrative	2,703	2,554
Stock-based compensation	649	788

Total costs and expenses	11,128	10,396

Income (loss) from operations	(2,061)	1,061
Interest and other income, net	375	359

Income (loss) before taxes	(1,686)	1,420
Tax (benefit) provision	(352)	840

Net income (loss)	$(1,334)	$580

Net income (loss) per share:
Basic	$(0.06)	$0.03
Diluted	$(0.06)	$0.02
Weighted average common shares:
Basic	22,488	21,638
Diluted	22,488	23,441

* Stock-based compensation:
Cost of design-to-silicon yield solutions	$130	$263
Research and development	408	438
Selling, general and administrative	111	87

	$649	$788

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Operating activities:

Net income (loss)	$(1,334)	$580

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	525	330

Stock-based compensation	649	788

Deferred taxes	(97)	(1,177)

Deferred revenues	(93)	37

Changes in assets and liabilities:

Accounts receivable	463	(4,607)

Prepaid expenses and other assets	(202)	(84)

Accounts payable	(58)	(33)

Accrued compensation and related benefits	864	756

Billings in excess of recognized revenue	496	535

Other accrued liabilities	131	(168)

Taxes payable	(867)	1,975

Net cash provided by (used by) operating activities	477	(1,068)

Investing activities:

Purchases of property and equipment	(272)	(356)

Net cash used in investing activities	(272)	(356)

Financing activities:

Exercise of stock options	—	136

Collection of notes receivable from shareholders	162	350

Principal payments on long-term debt and capital lease obligations	(5)	(11)

Net cash provided by financing activities	157	475

Effect of exchange rate changes on cash	14	(8)

Net increase (decrease) in cash and cash equivalents	376	(957)

Cash and cash equivalents, beginning of period	71,490	70,835

Cash and cash equivalents, end of period	$71,866	$69,878

Noncash financing activity:

Repurchase of common stock through cancellation of notes receivable	$6	$59

Supplemental disclosure of cash flow information —

Cash paid during the period for:

Taxes	$600	$100

Interest	$1	$1

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The interim unaudited consolidated financial statements included herein have been prepared by PDF Solutions, Inc., (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments necessary, (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2003. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all significant intercompany balances and transactions. Certain amounts from prior years have been reclassified to conform to current-year presentation. These reclassifications did not change previously reported total assets, liabilities, stockholders’ equity or net income.

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and must be applied beginning January 1, 2003. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The Company adopted SFAS 146 on January 1, 2003. The adoption of this statement did not have an effect on the financial position and operating results of the Company.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Guarantees in existence at December 31, 2002 are grandfathered for the purposes of recognition and would only need to be disclosed. The Company adopted FIN 45 on January 1, 2003. The adoption of this statement did not have an effect on the Company’s financial position and operating results.

     In December 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of EITF 00-21 will have a material effect on the Company’s consolidated financial statements.

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

3. ACCOUNTS RECEIVABLE

     Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $495,000 and $1.0 million at March 31, 2003 and December 31, 2002, respectively.

4. STOCK BASED COMPENSATION

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

     The Company adopted the disclosure-only provisions of SFAS 123, and accordingly, no expense has been recognized for options granted to employees under the various stock plans. The Company amortizes deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. Had compensation expense been determined based on the fair value at the grant date for award, consistent with the provisions of SFAS 123, the Company’s pro forma net income (loss) and net income (loss) per share would be as follows (in thousands, except per share data):

	Three Months Ended

	March 31,	March 31,

	2003	2002

Net income (loss) as reported:	$(1,334)	$580

Add: stock-based employee compensation expense included in reported net income (loss) under APB 25	422	788

Deduct: total employee stock-based compensation determined under fair value based method for all awards, net of related tax effects	1,928	1,936

Pro forma net loss	$(2,840)	$(568)

Basic and diluted net income (loss) per share:

As reported:
Basic	$(0.06)	$0.03
Diluted	$(0.06)	$0.02

Pro forma
Basic	$(0.13)	$(0.03)
Diluted	$(0.13)	$(0.02)

     During the first quarter of 2003, the Company recorded $227,000 in compensation expense for the fair value of options granted to two non-employees. The 45,000 common shares under the 2001 Stock Plan were granted at an exercise price of $7.59 per share, the fair market value per share on the grant date, were fully vested at the date of grant and contained restrictions on when shares could be sold.

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

	Three Months
	Ended March 31,

	2003	2002

	In thousands,
	(Unaudited)
Net income (loss)	$(1,334)	$580

Shares:

Weighted average common shares outstanding	23,129	22,948

Weighted average common shares outstanding subject to repurchase	(641)	(1,310)

Shares used in computation — basic	22,488	21,638

Dilutive common equivalent shares:

Weighted average common shares outstanding subject to repurchase	—	1,310

Stock options	—	493

Shares used in computation — diluted	22,488	23,441

Net income (loss) per share — basic	$(0.06)	$0.03

Net income (loss) per share - diluted	$(0.06)	$0.02

For the three month period ended March 31, 2002, the calculation of diluted net income per share does not include, respectively, $1.1 million outstanding common stock options as the effect would be anti-dilutive for the periods presented.

6. COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows:

	Three Months
	Ended March 31,

	2003	2002

	In thousands,
	(Unaudited)
Net income (loss)	$(1,334)	$580

Foreign currency translation adjustments	14	(8)

Comprehensive income (loss)	$(1,320)	$572

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

     Purchased intangible assets are carried at cost less accumulated amortization. Intangible assets at March 31, 2003 consisted entirely of acquired technology with a cost of $660,000 and accumulated amortization of $482,000. Amortization is computed over the estimated useful life of four years. The amortization expense on acquired technology is expected to be $165,000 for fiscal 2003 and $55,000 in fiscal 2004, at which time it will be fully amortized.

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

8. CUSTOMER AND GEOGRAPHIC INFORMATION

     The Company operates in one segment. The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months
	Ended March 31,

Customer	2003	2002

	(Unaudited)
A	22%	27%

C	14%	8%

G	15%	24%

H	17%	5%
I	10%	1%

     The Company had accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	March 31,	December 31,
Customer	2003	2002

	(Unaudited)
A	38%	31%

C	12%	11%

F	12%	19%

K	11%	11%

     Revenues from customers by geographic area are as follows (in thousands):

	Three Months
	Ended March 31,

	2003	2002

	(Unaudited)
Asia	$5,759	$7,923

United States	1,954	2,108

Europe	1,354	1,426

     As of March 31, 2003 and December 31, 2002, long-lived assets related to PDF Solutions GmbH (formerly AISS), located in Germany, totaled $1.1 million in each year, of which $841,000 and $882,000 million, respectively, relates to acquired intangibles (see Note 7). The majority of the Company’s remaining long-lived assets are in the United States.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative effect of terms like these or other comparable terminology. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially. All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Factors that May Affect Future Results” set forth at the end of this Item 2 and the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2002. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

Critical Accounting Policies

      Financial Reporting Release No. 60 requires that all companies include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the notes to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2002 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods that we use.

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

     We adopted the disclosure-only provisions of SFAS 123, and accordingly, no expense has been recognized for options granted to employees under the various stock plans. We amortize deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. Had compensation expense been determined based on the fair value at the grant date for award, consistent with the provisions of SFAS 123, our pro forma net income (loss) and net income (loss) per share would be as follows (in thousands, except per share data):

	March 31,

	2003	2002

Net income (loss) as reported:	$(1,334)	$580

Add: stock-based employee compensation expense included in reported net income (loss) under APB 25	422	788

Deduct: total stock-based compensation determined under fair value based method for all awards, net of related tax effects	1,928	1,936

Pro forma net loss	$(2,840)	$(568)

Basic and diluted net income (loss) per share:

As reported	$(0.06)	$0.03

Pro forma	$(0.13)	$(0.02)

     During the first quarter of 2003, we recorded $227,000 in compensation expense for the fair value of options granted to two non-employees. The 45,000 common shares under the 2001 Stock Plan were granted at an exercise price of $7.59 per share, the fair market value per share on the grant date, were fully vested at the date of grant and contained restrictions on when shares could be sold.

     General

      Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The most significant estimates and assumptions relate to revenue recognition, impairment of goodwill, the realization of deferred tax assets and the allowance for doubtful accounts. Actual amounts may differ from such estimates under different assumptions or conditions. The following summarizes our critical accounting policies and significant estimates used in preparing our consolidated financial statements:

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

Software Licenses — We have entered into a few multi-year time-based licenses, generally three years. Revenue under arrangements which require us to provide support and maintenance over a period of time, where vendor-specific objective evidence of fair value does not exist to allocate a portion of the total fee to the undelivered elements, are recognized ratably over the term of the agreement. No revenue under arrangements with extended payment terms has been recognized in excess of amounts due.

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

      Goodwill and Intangible Assets — As of March 31, 2003, we had $841,000 of goodwill and intangible assets. In assessing the recoverability of our goodwill and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. On January 1, 2002 we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and have performed our transition impairment test of goodwill as of January 1, 2002 which did not indicate any impairment. SFAS No. 142 also requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. The required annual goodwill impairment test was performed as of December 31, 2002. We did not recognize any goodwill impairment as a result of performing the annual test.

      Realization of Deferred Tax Assets — As of March 31, 2003, we had net deferred tax assets of $2.8 million. Realization of deferred tax assets is dependent on our ability to generate future taxable income and utilize tax planning strategies. We have recorded a deferred tax asset to the amount that is more likely than not to be realized based on current estimations and assumptions. We evaluate the valuation allowance on a quarterly basis. Any resulting changes to the valuation allowance will result in an adjustment to income in the period the determination is made.

Results of Operations

     We have historically experienced fluctuations from period to period. We expect these fluctuations to continue, therefore, historical results are not indicative of future results.

Three Months Ended March 31, 2003

     Total revenue for the three months ended March 31, 2003 was $9.1 million, compared with $11.5 million for the three months ended March 31, 2002, a decrease of 21%.

     Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue for the three months ended March 31, 2003 was $8.1 million, compared with $8.4 million for the three months ended March 31, 2002, a decrease of 3%. The decrease for the three months ended March 31, 2003 was attributable to the general weakness in the semiconductor industry, as a whole, that resulted in a decrease in the number of solution implementations as well as a decrease in the average revenue per solution implementation.

     Gain Share. Gain share revenue for the three months ended March 31, 2003 was $1.0 million, compared with $3.1 million for the three months ended March 31, 2002, a decrease of 69%. The decrease for the three months ended March 31, 2003 was attributable to lower production volumes at leading edge process nodes. Additionally, a decreased number of existing customer solution implementations contributed to this decrease.

     Cost of Design-to-Silicon-Yield Solutions. Cost of Design-to-Silicon-Yield solutions for the three months ended March 31, 2003 was $3.4 million, compared with $3.9 million for the three months ended March 31, 2002, a decrease of 11%. The absolute dollar decrease in Cost of Design-to-Silicon-Yield solutions for the three months ended March 31, 2003 was primarily due to a decreased number of solution implementations. As a percentage of Design-to-Silicon-Yield solutions revenue, Cost of Design-to-Silicon-Yield solutions for the three months ended March 31, 2003 was 42%, compared with 46% for the three months ended March 31, 2002. The percentage decrease for three months ended March 31, 2003 was primarily the result of better utilization of client services resources and a favorable mix of Design-to-Silicon-Yield solutions revenue elements.

     Research and Development. Research and development expenses for the three months ended March 31, 2003 were $4.3 million, compared with $3.2 million for the three months ended March 31, 2002, an increase of 36%. The absolute dollar increase in research and development expenses was primarily due to increases in personnel related expenses and expansion of development activities in Europe. As a percentage of total revenue, research and development expenses for the three months ended March 31, 2003 were 48%, compared with 28% for the three months ended March 31, 2002. The percentage increase was primarily the result of an increase in overall research and development spending coupled with the decrease in revenue. We anticipate that we will continue to commit considerable resources to research and development in the future and that these expenses will continue to increase significantly in absolute dollars.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2003 were $2.7 million, compared with $2.6 million for the three months ended March 31, 2002, an increase of 6%. The absolute dollar increase in selling, general and administrative expenses was attributable to an increase in personnel related expenses partially offset by a smaller accrual to establish bad debt reserves and a drop in recruiting and relocation expenses. As a percentage of total revenue, selling, general and administrative expenses for the three months ended March 31, 2003 were 30%, compared with 22% for the three months ended March 31, 2002. The percentage increase for the three months ended March 31, 2003 was primarily the result of increased selling, general and administrative expenses and the decrease in overall revenue. We expect that selling, general and administrative expenses will increase in absolute dollars to support increased selling and administrative efforts.

     Stock-Based Compensation. Stock-based compensation for the three months ended March 31, 2003 was $649,000 compared with $788,000 for the three months ended March 31, 2002, a decrease of 18%. The decrease was due to the effects of the graded vesting method of amortization resulting in higher amortization expense during the initial period following the respective option grants, partially offset by a one-time stock compensation charge of $227,000 for stock options granted to two non-employees.

     Interest and Other Income, net. Interest and other income, net for the three months ended March 31, 2003 was $375,000, compared with $359,000 for the three months ended March 31, 2002, an increase of 4%. The increase was primarily due to interest earned on higher average cash and cash equivalents balances in 2003.

     Provision (Benefit) for Taxes. The tax benefit for the three months ended March 31, 2003 was $352,000 compared with a tax provision of $840,000 for the three months ended March 31, 2002, a decrease of 142%. The decrease was primarily due to the shift from income before taxes for the three months ended March 31, 2002, to a loss before taxes for the three months ended March 31, 2003.

Liquidity and Capital Resources

     As of March 31, 2003, working capital was $73.0 million, compared with $73.6 million as of December 31, 2002. Cash and cash equivalents as of March 31, 2003 were $71.9 million, compared to $71.5 million as of December 31, 2002, an increase of $376,000.

     Net cash provided by operating activities was $477,000 for the three months ended March 31, 2003, compared to net cash used by operating activities of $1.1 million for the three months ended March 31, 2002. Net cash provided by operating activities for the three months ended March 31, 2003 resulted from a decrease in accounts receivable of $463,000 and increases in accrued compensation of $864,000, billings in excess of recognized revenue of $496,000 and accrued liabilities of $131,000 offset by net loss of $160,000 after adjustment for depreciation and amortization of $525,000 and of deferred stock compensation of $649,000, increases in prepaid expenses and other assets of $202,000 and taxes payable of $867,000. The increase in accrued compensation was primarily the result of increases in employee benefit contributions for employee stock purchase plans, accrued compensation and accrued vacation.

     Net cash used in investing activities was $272,000 for the three months ended March 31, 2003 compared to $356,000 for the three months ended March 31, 2002. Net cash used in investing activities for the three months ended March 31, 2003 resulted from purchases of property and equipment.

     Net cash provided by financing activities was $157,000 for the three months ended March 31, 2003 compared to $475,000 for the three months ended March 31, 2002. Net cash provided by financing activities for the three months ended March 31, 2003 was primarily the result of proceeds from the repayment of employee notes receivable of $162,000.

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

Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and must be applied beginning January 1, 2003, SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. We adopted SFAS 146 on January 1, 2003. The adoption of this statement did not have an effect on our financial position and operating results.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Guarantees in existence at December 31, 2002 are grandfathered for the purposes of recognition and would only need to be disclosed. We adopted FIN 45 on January 1, 2003. The adoption of this statement did not have an effect on our financial position and operating results.

     In December 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect that the adoption of BITF 00-21 will have a material effect on our consolidated financial statements.

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to FASB Statement 123”, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting of stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation”, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS 148 effective December 31, 2002.

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

General economic conditions and other worldwide events, including the recent outbreak of SARS in Asia and the probability of prolonged involvement in Iraq, may reduce our revenues and harm our business.

      Future political or related events similar or comparable to the September 11, 2001 terrorist attacks, or significant military conflicts such as the continued involvement in Iraq, or long term reactions of governments and society to such events, may cause significant delays or reductions in technology purchases or limit our ability to travel to certain parts of the world. Further, the recent outbreak of Severe Acute Respiratory Syndrome (SARS) in Asia may adversely impact our operations and sales in that region if our business or the businesses of our customers are disrupted by travel restrictions or illness and quarantine of employees. In addition to political risks and other worldwide events, the global economy has remained in a downturn and any further global or regional weakening or the extension of the current recession beyond current reasonable market expectations could have a material adverse effect on our business and our financial condition and results of operations. The impact of these events and this slowdown on us is difficult to predict, but it may result in reductions in purchases of our technologies and services by our customers, longer sales cycles and increased price competition.

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

      Historically, we have had a small number of large customers and we expect this to continue in the near term. In the three months ended March 31, 2003, five customers accounted for 78% of our total net revenue, with Toshiba representing 22%, Cadence representing 17%, Matsushita representing 15%, Sony representing 14% and Epson representing 10%, respectively. For the year ended December 31, 2002, Toshiba, Cadence, Matsushita, Sony and Epson represented 25%, 5%, 22%, 17% and 1%, respectively. The loss of any of these customers or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations due to our expenses being fixed in the short term, the fact that it takes us a long time to replace customers and because any offsetting gain share revenue from new customers would not begin to be recognized until much later.

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

      We have experienced losses in the two most recent quarters. We may not achieve or subsequently maintain profitability if our revenue increases more slowly than we expect or not at all. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $16.1 million as of March 31, 2003. We expect to continue to incur significant expenses in connection with:

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

      We derive a majority of our revenue from international sales, principally from customers based in Asia. Revenue generated from customers in Asia accounted for 64% of total revenue in the quarter ended March 31, 2003. For the year ended December 31, 2002 revenue generated from customers in Asia was 71%. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Asia. We are subject to risks inherent in doing business in international markets. These risks include:

•	some of our key engineers and other personnel who are foreign nationals may have difficulty gaining access to the United States and other countries in which our customers or our offices may be located;

•	greater difficulty in collecting account receivables resulting in longer collection periods;

•	language and other cultural differences may inhibit our sales and marketing efforts and create internal communication problems among our U.S. and foreign research and development teams;

•	compliance with, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar;

•	currency risk due to the fact that expenses for our international offices are denominated in the local currency, including the Euro, while virtually all of our revenue is denominated in U.S. dollars;

•	economic or political instability; and

•	the recent outbreak of SARS.

      In Japan, in particular, we face the following additional risks:

•	any recurrence of the recent overall downturn in Asian economies could limit our ability to retain existing customers and attract new ones in Asia;

•	if the U.S. dollar increases in value relative to the Japanese Yen, the cost of our solutions will be more expensive to existing and potential Japanese customers and therefore less competitive; and

•	if any of these risks materialize, we may be unable to continue to market our design-to-silicon yield solutions successfully in international markets.

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

Our chief executive officer and our chief strategy officer are critical to our business and we cannot guarantee that they will remain with us indefinitely.

      Our future success will depend to a significant extent on the continued services of John Kibarian, our President and Chief Executive Officer, and David Joseph, our Chief Strategy Officer. If we lose the services of either of these key executives, it could slow execution of our business plan, hinder our product development processes and impair our sales efforts. Searching for their replacements could divert our other senior management’s time and increase our operating expenses. In addition, our industry partners and customers could become concerned about our future operations, which could injure our reputation. We do not have long-term employment agreements with these executives and we do not maintain any key person life insurance policies on their lives.

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

Management has broad discretion as to the use of proceeds from our initial public offering and, as a result, we may not use the proceeds to the satisfaction of our stockholders.

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

     Interest Rate Risk. As of March 31, 2003, we had cash and cash equivalents of $71.9 million, consisting of cash and highly liquid money market instruments with maturities of 90 days or less. Because of the short maturities of those instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 10% from the market rates in effect at March 31, 2003 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and increased interest expense.

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

Item 5. Other Information

Non-Audit Services Provided by Independent Auditors

     In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by Deloitte & Touche LLP, our independent auditors. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. On March 4, 2003, the Audit Committee approved the engagement of Deloitte & Touche LLP for the following non-audit services project: Assistance in connection with the Company's internal and process control framework for future assessments.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Exhibit
Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc. **
3.2	Amended and Restated Bylaws of PDF Solutions, Inc. **
4.1	Specimen Stock Certificate.**
4.2	Second Amended and Restated Rights Agreement dated July 6, 2001.*
10.22	Amendment to Lease Agreement between PDF Solutions, Inc. and Metropolitan Life Insurance Company dated as of March 19, 2003.
10.23	Office Lease between PDF Solutions, Inc. and 15015 Avenue of Science Associates LLC dated as of April 1, 2003.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed by PDF during the three months ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003	By:	/s/ John K. Kibarian

John K. Kibarian
President and Chief Executive Officer

	By:	/s/ P. Steven Melman

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

Date: May 14, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

By:	/s/ P. Steven Melman
P. Steven Melman Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc. **
3.2	Amended and Restated Bylaws of PDF Solutions, Inc. **
4.1	Specimen Stock Certificate.**
4.2	Second Amended and Restated Rights Agreement dated July 6, 2001.*
10.22	Amendment to Lease Agreement between PDF Solutions, Inc. and Metropolitan Life Insurance Company dated as of March 19, 2003.
10.23	Office Lease between PDF Solutions, Inc. and 15015 Avenue of Science Associates LLC dated as of April 1, 2003.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).