Form 10-Q
period 2003-06-30
PDF SOLUTIONS INC
filed 2003-08-14
CIK 1120914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003
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

     The number of shares outstanding of the Registrant’s Common Stock as of August 11, 2003 was 23,242,511.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

PDF SOLUTIONS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2003	2002

ASSETS

Current assets:

Cash and cash equivalents	$67,073	$71,490

Accounts receivable, net of allowance of $504 in 2003 and 2002	6,584	7,924

Prepaid expenses and other current assets	5,006	4,406

Total current assets	78,663	83,820

Property and equipment, net	3,453	3,533

Goodwill	662	662

Intangible assets, net	4,195	220

Other assets	1,815	1,564

Total assets	$88,788	$89,799

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,370	$499

Accrued compensation and related benefits	1,910	1,143

Other accrued liabilities	1,364	1,652

Other liabilities	1,500	—

Taxes payable	686	1,838

Deferred revenues	2,163	4,496

Billings in excess of recognized revenue	274	606

Current portion of long-term debt	17	17

Total current liabilities	9,284	10,251

Long-term debt	6	15

Deferred tax liabilities	753	752

Deferred rent	49	39

Total liabilities	10,092	11,057

Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized; no shares issued and outstanding; in 2003 and 2002	—	—

Common stock, $0.00015 par value, 75,000 shares authorized; shares issued and outstanding: 23,225 in 2003 and 23,130 in 2002	3	3

Additional paid-in-capital	100,641	99,884

Deferred stock-based compensation	(545)	(1,340)

Notes receivable from stockholders	(4,614)	(4,998)

Accumulated deficit	(16,855)	(14,845)

Cumulative other comprehensive income	66	38

Total stockholders’ equity	78,696	78,742

Total liabilities and stockholders’ equity	$88,788	$89,799

See notes to unaudited consolidated financial statements.

PDF SOLUTIONS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Revenue:
Design-to-silicon yield solutions	$8,034	$9,505	$16,142	$17,885
Gain share	2,056	2,731	3,015	5,808

Total revenue	10,090	12,236	19,157	23,693

Cost and expenses:
Cost of design-to-silicon yield solutions	3,514	4,110	6,958	7,974
Research and development	4,453	3,964	8,785	7,154
Selling, general and administrative	2,994	2,614	5,697	5,168
Stock-based compensation amortization*	329	770	978	1,558

Total costs and expenses	11,290	11,458	22,418	21,854

Income (loss) from operations	(1,200)	778	(3,261)	1,839
Interest and other income	345	338	720	697

Income (loss) before taxes	(855)	1,116	(2,541)	2,536
Tax (benefit) provision	(179)	551	(531)	1,391

Net income (loss)	$(676)	$565	$(2,010)	$1,145

Net income (loss) per share:
Basic	$(0.03)	$0.03	$(0.09)	$0.05

Diluted	$(0.03)	$0.02	$(0.09)	$0.05

Weighted average common shares:
Basic	22,614	21,814	22,551	21,726
Diluted	22,614	22,943	22,551	23,192
* Stock-based compensation amortization:
Cost of design-to-silicon yield solutions	$86	$223	$216	$486
Research and development	155	366	563	804
Selling, general and administrative	88	181	199	268

	$329	$770	$978	$1,558

See notes to unaudited consolidated financial statements.

PDF SOLUTIONS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended

	June 30,	June 30,
	2003	2002

Operating activities:

Net income (loss)	$(2,010)	$1,145

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	1,148	787

Stock-based compensation amortization	978	1,558

Changes in assets and liabilities:

Accounts receivable	1,340	(5,557)

Prepaid expenses and other assets	(784)	(439)

Accounts payable	871	(127)

Accrued compensation and related benefits	767	(1,970)

Other accrued liabilities	(278)	(321)

Taxes payable	(1,152)	1,088

Deferred revenues	(2,333)	(151)

Billings in excess of recognized revenue	(332)	(45)

Deferred taxes	(66)	(226)

Net cash used in operating activities	(1,851)	(4,258)

Investing activities:

Purchases of property and equipment	(903)	(1,713)

Business acquired in purchase transaction, net of cash acquired	(2,640)	—

Net cash used in investing activities	(3,543)	(1,713)

Financing activities:

Exercise of stock options	41	179

Proceeds from employee stock purchase plan	543	889

Collection of notes receivable from stockholders	373	679

Principal payments on long-term debt and capital lease obligations	(8)	(15)

Net cash provided by financing activities	949	1,732

Effect of exchange rate changes on cash	28	37

Net decrease in cash and cash equivalents	(4,417)	(4,202)

Cash and cash equivalents, beginning of period	71,490	70,835

Cash and cash equivalents, end of period	$67,073	$66,633

Noncash financing activity:

Repurchase of common stock through cancellation of notes receivable	$11	$65

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Taxes	$720	$110

Interest	$1	$2

See notes to unaudited consolidated financial statements.

PDF SOLUTIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The interim unaudited consolidated financial statements included herein have been prepared by PDF Solutions, Inc., (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments necessary, (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

2. ACQUISITIONS

     On May 31, 2003 the Company acquired certain assets and liabilities of WaferYield, Inc., a privately held company, which primarily included WaferYield’s proprietary shot map WAMA™ technology and related business. The WAMA product offering is designed to optimize semiconductor wafer shot maps to help semiconductor companies achieve greater yield and net die per wafer, higher stopper throughput and reduced probe test cost. This acquisition adds to the Company’s product offering and its capabilities in enabling semiconductor companies to improve yield and performance of ICs. The aggregate purchase price was $4.1 million, which included cash payments of $2.6 million and the recognition of $1.5 million in other liabilities associated with future payments that are contingent upon the attainment of certain revenue performance objectives. There were no other assets or liabilities assumed in connection with the acquisition. The agreement also contains additional payments in the event the Company achieves further performance objectives as specified in the agreement, up to an additional payment of $3.5 million. Any additional payments made as a result of achieving such operating levels, which exceed amounts currently accrued, will be accounted for as goodwill in relation to the purchase. The entire purchase price has been allocated to core technology which is being amortized over an estimated useful life of 4 years. The acquisition has been accounted for using the purchase method of accounting and accordingly, the Company’s consolidated financial statements from May 31, 2003 include the impact of the acquisition.

3. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and must be applied beginning January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of this statement did not have an effect on the financial position and operating results of the Company.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to FASB Statement 123”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting of stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS 148 effective December 31, 2002.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process and in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the requirements of SFAS No. 149 to have a material impact on its financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the requirements of SFAS No. 150 to have a material impact on its financial position or results of operations.

4. ACCOUNTS RECEIVABLE

     Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $1.2 million and $1.0 million at June 30, 2003 and December 31, 2002, respectively.

5. STOCK BASED COMPENSATION

      The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”) as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosures”. Deferred compensation recognized under APB No. 25 is amortized to expense using the graded vesting method. The Company accounts for stock options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18 under the fair value based method.

     The Company adopted the disclosure-only provisions of SFAS No. 123, and accordingly, no expense has been recognized for options granted to employees under the various stock plans. The Company amortizes deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. Had compensation expense been determined based on the fair value at the grant date for award, consistent with the provisions of SFAS 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would be as follows (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income (loss) as reported:	$(676)	$565	$(2,010)	$1,145

Add: stock-based employee compensation expense included in reported net income (loss) under APB 25	329	770	751	1,558

Deduct: total employee stock-based compensation determined under fair value based method for all awards, net of related tax effects	2,968	3,077	4,896	5,013

Pro forma net loss	$(3,315)	$(1,742)	$(6,155)	$(2,310)

Basic and diluted net income (loss) per share:

As reported:
Basic	$(0.03)	$0.03	$(0.09)	$0.05
Diluted	$(0.03)	$0.02	$(0.09)	$0.05

Pro forma:
Basic	$(0.15)	$(0.08)	$(0.27)	$(0.11)
Diluted	$(0.15)	$(0.08)	$(0.27)	$(0.10)

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

6. NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period (excluding shares subject to repurchase). Diluted net income (loss) per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases where the effect would be anti-dilutive. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income (loss)	$(676)	$565	$(2,010)	$1,145

Shares:

Weighted average common shares outstanding	23,131	22,902	23,130	22,925

Weighted average common shares outstanding subject to repurchase	(517)	(1,088)	(579)	(1,199)

Shares used in computation — basic	22,614	21,814	22,551	21,726

Dilutive common equivalent shares:

Weighted average common shares outstanding subject to repurchase	—	1,088	—	1,199

Stock options	—	41	—	267

Shares used in computation — diluted	22,614	22,943	22,551	23,192

Net income (loss) per share — basic	$(0.03)	$0.03	$(0.09)	$0.05

Net income (loss) per share - diluted	$(0.03)	$0.02	$(0.09)	$0.05

     For the three month period ended June 30, 2002, the calculation of diluted net income per share does not include 1.1 million outstanding common stock options as the effect would be anti-dilutive for the period presented. For the three and six month periods ended June 30, 2003, the calculation of diluted net loss per share does not include, respectively 575,000 and 386,000 outstanding common stock options and $1.1 million and $1.2 million shares of common stock subject to repurchase.

7. COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income (loss)	$(676)	$565	$(2,010)	$1,145

Foreign currency translation adjustments	14	45	28	37

Comprehensive income (loss)	$(662)	$610	$(1,982)	1,182

8. GOODWILL AND PURCHASED INTANGIBLE ASSETS

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Upon the adoption of SFAS No. 142 the Company ceased amortization of goodwill with a net book value totaling $662,000, which included $192,000 of acquired workforce intangibles, net of related deferred tax liabilities which were reclassified to goodwill pursuant to the requirements of SFAS No. 142.

     Purchased intangible assets are carried at cost less accumulated amortization. Intangible assets at June 30, 2003 consisted entirely of acquired technology with a cost of $4.9 million and accumulated amortization of $607,000. Amortization is computed over the estimated useful life of four years. The amortization expense on acquired technology is expected to be $768,000 for fiscal 2003, $1.1 million in fiscal 2004, $1.0 million in fiscal 2005, $1.0 million in fiscal 2006, and $431,000 in fiscal 2007, at which time it will be fully amortized.

     As required by SFAS No. 142, the Company performed its transitional impairment test of goodwill as of January 1, 2002, at which time the Company determined that the carrying value of goodwill had not been impaired. SFAS No. 142 also requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. Accordingly, the Company has selected the three month period ending December 31 to perform the annual testing requirements. During the three month period ending December 31, 2002, the Company completed its annual testing requirements and determined that the carrying value of goodwill had not been impaired.

      The following table provides information relating to the intangible assets and goodwill contained within the Company’s consolidated balance sheets as of June 30, 2003 and December 31, 2002 (in thousands):

	June 30, 2003			December 31, 2002

		Accumulated	Net carrying		Accumulated	Net carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount

Goodwill	$1,224	$(562)	$662	$1,224	$(562)	$662

Acquired identifiable intangibles:
Acquired technology	$4,802	$(607)	$4,195	$662	$(442)	$220

      The Company expects that annual amortization of acquired intangible assets to be as follows (in thousands):

Fiscal year ending:
2003 (remaining six months)	$600
2004	1,093
2005	1,035
2006	1,035
2007	431

Total amortization expense	$4,194

9. CUSTOMER AND GEOGRAPHIC INFORMATION

     The Company operates in one segment. The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

Customer	2003	2002	2003	2002

A	28%	20%	25%	24%

C	18%	19%	17%	14%

G	16%	21%	15%	22%

H	15%	5%	16%	5%

I	9%	—	10%	—

     The Company had accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	June 30,	December 31,
Customer	2003	2002

A	35%	31%

C	24%	11%

F	12%	19%

K	—	11%

L	14%	—

     Revenues from customers by geographic area are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Asia	$7,583	$8,262	$13,342	$16,185

United States	2,369	1,666	$4,323	$3,775

Europe	138	2,308	$1,492	$3,733

     As of June 30, 2003 and December 31, 2002, long-lived assets related to PDF Solutions GmbH (formerly AISS), located in Germany, totaled $1.0 and $1.1 million in each year, of which $800,000 and $882,000 million, respectively, relates to acquired intangibles (see Note 7). The majority of the Company’s remaining long-lived assets are in the United States.

10. LITIGATION

     In May 2001 the Company was named as a defendant in a lawsuit claiming, among other things, that it misappropriated trade secrets in connection with hiring an employee. This litigation was settled by all parties in the second quarter of 2002. All expenses related to the lawsuit have been reflected in the consolidated financial statements in 2002.

11. SUBSEQUENT EVENTS

     On June 19, 2003, the Company announced that it has signed a definitive agreement to acquire IDS Software Inc., a privately held corporation based in Foster City, California. Under terms of the agreement, the Company will acquire IDS for $20.0 million in cash and 2,500,000 shares of the Company’s common stock. In addition, the Company will assume all of IDS’s stock options outstanding immediately prior to the close of the transaction. The Company currently expects the transaction to close during the fiscal quarter ending September 30, 2003, subject to customary closing conditions.

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

Software Support and Maintenance — Amounts allocated to undelivered support and maintenance are based on vendor specific objective evidence and generally negotiated renewal rates. Revenue from allocated support and maintenance and renewals is recognized ratably over the term of the support and maintenance contract, generally one year.

      Gain Share — Gain share revenue represents profit sharing and performance incentives earned based upon our customers reaching certain defined operational levels. Upon achieving such operational levels, we receive either a fixed fee and/or royalties based on the units sold by the customer. Due to the uncertainties surrounding attainment of such operational levels, we recognize gain share revenue (to the extent of completion of the related solution implementation contract) upon receipt of performance reports or other related information from the customer supporting the determination of amounts and probability of collection. Our continued receipt of gain share revenue is dependent on many factors which are outside our control, including among others, continued production of the related ICs by our customers, sustained yield improvements by our customers and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing gain share provisions.

     Software Development Costs

     Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Computer Software to be Sold, Leased or Otherwise Marketed. Because we believe our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

     Goodwill and Intangible Assets

     As of June 30, 2003, we had $4.9 million of goodwill and intangible assets. In assessing the recoverability of our goodwill and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. On January 1, 2002 we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and have performed our transition impairment test of goodwill as of January 1, 2002 which did not indicate any impairment. SFAS No. 142 also requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. We have selected the three month period ending December 31 to perform the annual testing requirements. During the three month period ending December 31, 2002, we completed our annual testing requirements and determined that the carrying value of goodwill had not been impaired.

     Realization of Deferred Tax Assets

     As of June 30, 2003, we had net deferred tax assets of $2.8 million. Realization of deferred tax assets is dependent on our ability to generate future taxable income and utilize tax planning strategies. We have recorded a deferred tax asset to the amount that is more likely than not to be realized based on current estimations and assumptions. We evaluate the valuation allowance on a quarterly basis. Any resulting changes to the valuation allowance will result in an adjustment to income in the period the determination is made.

     Stock-based Compensation

          We account for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures. Deferred compensation recognized under APB No. 25 is amortized to expense using the graded vesting method. We account for stock options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18 under the fair value based method.

     We adopted the disclosure-only provisions of SFAS No. 123, and accordingly, no expense has been recognized for options granted to employees under the various stock plans. We amortize deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. Had compensation expense been determined based on the fair value at the grant date for award, consistent with the provisions of SFAS No. 123, our pro forma net income (loss) and net income (loss) per share would be as follows (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income (loss) as reported:	$(676)	$565	$(2,010)	$1,145

Add: stock-based employee compensation expense included in reported net income (loss) under APB 25	329	770	751	1,558

Deduct: total employee stock-based compensation determined under fair value based method for all awards, net of related tax effects	2,968	3,077	4,896	5,013

Pro forma net loss	$(3,315)	$(1,742)	$(6,155)	$(2,310)

Basic and diluted net income (loss) per share:

As reported:
Basic	$(0.03)	$0.03	$(0.09)	$0.05
Diluted	$(0.03)	$0.02	$(0.09)	$0.05

Pro forma basic and diluted:
Basic	$(0.15)	$(0.08)	$(0.27)	$(0.11)
Diluted	$(0.15)	$(0.08)	$(0.27)	$(0.10)

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

Comparison of Three and Six Months Ended June 30, 2003 and 2002

Revenues

          Total revenue for the three months ended June 30, 2003 was $10.1 million, compared with $12.2 million for the three months ended June 30, 2002, a decrease of 18%. Total revenue for the six months ended June 30, 2003 was $19.2 million, compared with $23.7 million for the six months ended June 30, 2002, a decrease of 19%.

          Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue for the three months ended June 30, 2003 was $8.0 million, compared with $9.5 million for the three months ended June 30, 2002, a decrease of 15%. Design-to-Silicon-Yield solutions revenue for the six months ended June 30, 2003 was $16.1 million, compared with $17.9 million for the six months ended June 30, 2002, a decrease of 10%. The decreases were attributable to the general weakness in the semiconductor industry, as a whole, that resulted in a decrease in the number of solution implementations.

          Gain Share. Gain share revenue for the three months ended June 30, 2003 was $2.0 million, compared with $2.7 million for the three months ended June 30, 2002, a decrease of 25%. Gain share revenue for the six months ended June 30, 2003 was $3.0 million, compared with $5.8 million for the six months ended June 30, 2002, a decrease of 48%. The decrease for the three and six months ended June 30, 2003 was attributable to lower production volumes at leading edge process nodes. Additionally, a decreased number of existing customer solution implementations contributed to this decrease.

Costs and Expenses

          Cost of Design-to-Silicon-Yield Solutions. Cost of Design-to-Silicon-Yield solutions for the three months ended June 30, 2003 was $3.5 million, compared with $4.1 million for the three months ended June 30, 2002, a decrease of 15%. Cost of Design-to-Silicon-Yield solutions for the six months ended June 30, 2002 was $7.0 million, compared with $8.0 million for the six months ended June 30, 2002, a decrease of 13%. The absolute dollar decreases in both the three-month and six-month periods ended June 30, 2003 were primarily due to a decreased number of solution implementations. As a percentage of Design-to-Silicon-Yield solutions revenue, cost of Design-to-Silicon-Yield solutions for the three months ended June 30, 2003 was 44%, compared with 43% for the three months ended June 30, 2002. As a percentage of Design-to-Silicon-Yield solutions revenue, cost of Design-to-Silicon-Yield solutions for the six months ended June 30, 2003 was 43%, compared with 45% for the six months ended June 30, 2002. The percentage decrease for the six months ending June 30, 2003 was primarily the result of better utilization of client services resources and a favorable mix of Design-to-Silicon-Yield solutions revenue elements.

          Research and Development. Research and development expenses for the three months ended June 30, 2003 were $4.5 million, compared with $4.0 million for the three months ended June 30, 2002, an increase of 12%. Research and development expenses for the six months ended June 30, 2003 were $8.8 million, compared with $7.2 million for the six months ended June 30, 2002, an increase of 23%. The absolute dollar increases in research and development were primarily due to the increase in personnel related costs and expansion of development activities in Europe. As a percentage of total revenue, research and development expenses for the three months ended June 30, 2003 were 44%, compared with 32% for the three months ended June 30, 2002. As a percentage of total revenue, research and development expenses for the six months ended June 30, 2003 were 46%, compared with 30% for the six months ended June 30, 2002. The percentage increase was primarily the result of an increase in personnel related costs and expansion of development activities in Europe coupled with the decrease in revenue. We anticipate that we will continue to commit considerable resources to research and development in the future and that these expenses will continue to increase significantly in absolute dollars.

          Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2003 were $3.0 million, compared with $2.6 million for the three months ended June 30, 2002, an increase of 15%. The absolute dollar increase in selling, general and administrative expenses was attributable to an increase in personnel related expenses partially offset by a decrease in sales commissions. Selling, general and administrative expenses for the six months ended June 30, 2003 were $5.7 million compared with $5.2 million for the six months ended June 30, 2002, an increase of 10%. The absolute dollar increase in selling, general and administrative expenses was attributable to an increase in personnel related expenses partially offset by a decrease in sales commissions and legal fees. As a percentage of total revenue, selling, general and administrative expenses for the three months ended June 30, 2003 were 30%, compared with 21% for the three months ended June 30, 2002. As a percentage of total revenue, selling, general and administrative expenses for the six months ended June 30, 2003 were 30%, compared with 22% for the six months ended June 30, 2002. The percentage increase in both the three months and six months ended June 30, 2003 was primarily the result of increased selling, general and administrative expenses and the decrease in overall revenue. We expect that selling, general and administrative expenses will increase in absolute dollars to support increased selling and administrative efforts.

          Stock-Based Compensation Amortization. Stock-based compensation amortization for the three months ended June 30, 2003 was $329,000, compared with $770,000 for the three months ended June 30, 2002, a decrease of 57%. Stock-based compensation amortization for the six months ended June 30, 2003 was $1.0 million, compared with $1.6 million for the six months ended June 30, 2002, a decrease of 37%. The decrease was due to the effects of the graded vesting method of amortization resulting in higher amortization expense during the initial period following the respective option grants, partially offset by a stock compensation charge of $227,000 for stock options granted to non-employees in the quarter ending March 31, 2003.

          Interest and Other Income. Interest and other income for the three months ended June 30, 2003 was $345,000, compared with $338,000 for the three months ended June 30, 2002, an increase of 2%. Interest and other income for the six months ended June 30, 2003 was $720,000, compared with $697,000 for the three months ended June 30, 2002, an increase of 3%. The increases were primarily due to interest earned on higher average cash and cash equivalents balances in 2003.

          Provision (benefit) for Taxes. The tax benefit for the three months ended June 30, 2003 was $179,000 compared with a tax provision of $551,000 for the three months ended June 30, 2002, a decrease of 132%. The tax benefit for the six months ended June 30, 2003 was $531,000 compared with a tax provision of $1.4 million for the six months ended June 30, 2002, a decrease of 138%. The decreases were primarily due to the shift from income before taxes for the three and six months ended June 30, 2002 to a loss before taxes for the three and six months ended June 30, 2003.

Liquidity and Capital Resources

     Net cash used in operating activities was $1.9 million for the six months ended June 30, 2003, compared to net cash used in operating activities of $4.3 million for the six months ended June 30, 2002. Net cash used in operating activities for the six months ended June 30, 2003 resulted from decreases in deferred revenue and deferred taxes of $2.4 million, accounts receivable of $1.3 million, taxes payable of $1.2 million, billings in excess of revenue recognized of $332,000 and other accrued liabilities of $278,000, and increases in accounts payable of $871,000, prepaid expenses and other assets of $784,000, accrued compensation of $767,000, and net income of $116,000 after adjustment for depreciation and amortization of $1.1 million, and deferred stock compensation of $1.0 million. The decrease in deferred revenue was the result of amortizing revenue from four separate business arrangements plus software support and maintenance. The increase in accounts payable was primarily attributable to the expenses associated with a pending business acquisition and the purchases of capital equipment. The increase in accrued compensation was primarily the result of increases in accrued compensation and benefits.

     Net cash used in investing activities during the six months ended June 30, 2003, consisted of $2.6 million paid in connection with our acquisition of certain assets and related business operations of WaferYield, Inc. and purchases of property and equipment of $903,000. Net cash used in investing activities during the six months ended June 30, 2002 consisted of $1.7 million in purchases of property and equipment, principally computer hardware to expand our operations and growing infrastructure.

     Net cash provided by financing activities was $949,000 for the six months ended June 30, 2003, compared to net cash provided by financing activities of $1.7 million for the six months ended June 30, 2002. Net cash provided by financing activities for the six months ended June 30, 2003 were primarily the result of proceeds from the employee stock purchase plan of $543,000 and repayment of employee notes receivable of $373,000.

     As of June 30, 2003, working capital was $69.4 million, compared with $73.6 million as of December 31, 2002. Cash and cash equivalents as of June 30, 2003 were $67.0 million, compared to $71.5 million as of December 31, 2002, a decrease of $4.4 million. We expect to experience growth in our operating expenses, particularly for research and development and additions to our workforce in order to execute our business plan. As a result, we anticipate that our operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may use cash resources to fund potential investments in, or acquisitions of, complementary products, technologies or businesses. We believe that our existing cash resources, and anticipated funds from operations, will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.

Euro-Currency

     We began doing business in Europe denominated in Euros on January 1, 2002. This adoption did not have a material effect on our business.

Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. We adopted SFAS No. 146 on January 1, 2003. The adoption of this statement did not have an effect on our financial position and operating results.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to FASB Statement 123”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting of stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002. We adopted the interim disclosure requirements of SFAS No. 148 during the three months ended March 31, 2003.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process and in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We do not expect the requirements of SFAS No. 149 to have a material impact on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period after June 15, 2003. We do not expect the requirements of SFAS No. 150 to have a material impact on our financial position or results of operations.

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

      Our gain share revenue for a particular product is largely determined by the volume of that product our customer is able to sell to its customers, which is outside of our control. We have limited ability to predict the success or failure of our customers’ IC products. We may commit a significant amount of time and resources to a customer who is ultimately unable to sell as many units as we had anticipated when contracting with them. Since we currently work on a small number of large projects, any product that does not achieve commercial viability could significantly reduce our revenue and results of operations below expectations. In addition, if we work with two directly competitive products, volume in one may offset volume, and any of our related gain share, in the other product. Further, decreased demand for semiconductor products decreases the volume of products our customers are able to sell, which may adversely affect our gain share revenue.

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

      Historically, we have had a small number of large customers and we expect this to continue in the near term. In the three months ended June 30, 2003, four customers accounted for 77% of our total net revenue, with Toshiba representing 28%, Sony representing 18%, Matsushita representing 16%, and Cadence representing 15%, respectively. For the year ended December 31, 2002, Toshiba, Sony, Matsushita and Cadence represented 25%, 17%, 22%, and 5%, respectively. The loss of any of these customers or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and any offsetting gain share revenue from new customers would not begin to be recognized until much later.

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

      We have experienced losses in the three most recent quarters. We may not achieve or subsequently maintain profitability if our revenue increases more slowly than we expect or not at all. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $16.9 million as of June 30, 2003. We expect to continue to incur significant expenses in connection with:

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

The proposed acquisition of IDS Software Systems, Inc. may adversely affect our results of operations whether or not the acquisition is completed, and the acquisition may not be completed on a timely basis or at all.

      Completion of the acquisition is subject to numerous risks and uncertainties. We may be unable to obtain the regulatory approvals required to complete our acquisition of IDS Software, Inc. (“IDS Software”) in a timely manner or at all. If the acquisition is not completed, the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the acquisition will be completed. Moreover, we would not derive the strategic benefits and growth opportunities expected to result from the integration of IDS Software’s operations with our own. In addition, our business may be harmed to the extent that there is customer and employee uncertainty surrounding our future direction and strategy. We also will be required to pay significant costs incurred in connection with the acquisition, including legal and accounting fees, whether or not the acquisition is completed.

      Our success is realizing these strategic benefits and growth opportunities and the timing of this realization depend upon the successful integration of the operations of IDS Software. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	consolidating research and development operations;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	coordinating sales and marketing functions;

•	preserving ours and IDS Software's research and development, marketing, customer and other important relationships;

•	minimizing the diversion of management's attention from ongoing business concerns.

We face operational and financial risks associated with international operations.

      We derive a majority of our revenue from international sales, principally from customers based in Asia. Revenue generated from customers in Asia accounted for 75% of total revenue in the quarter ended June 30, 2003. For the year ended December 31, 2002 revenue generated from customers in Asia was 71%. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Asia. We are subject to risks inherent in doing business in international markets. These risks include:

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

     Interest Rate Risk. As of June 30, 2003, we had cash and cash equivalents of $67.1 million, consisting of cash and highly liquid money market instruments with maturities of 90 days or less. Because of the short maturities of those instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 10% from the market rates in effect at June 30, 2003 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and increased interest expense.

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

Item 4. Controls and Procedures

     We recognize that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance. Our chief executive officer and chief financial officer necessarily were required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities so that we are able to record, process, summarize and disclose such information in the reports we file with the SEC as of the end of the period covered by this report.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Not Applicable

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

     We intend to use the net proceeds of the public offering primarily for general corporate purposes, including working capital and capital expenditures. The amounts and timing of these expenditures will vary depending on a number of factors, including the amount of cash generated or used by our operations, competitive and technological developments and the rate of growth, if any, of our business. We may use some of the net proceeds to acquire up to $10.0 million of outstanding shares of our common stock in open market or negotiated transactions pursuant to the repurchase program approved by our Board of Directors in February 2003. We may also use a portion of the net proceeds to acquire businesses, services, products or technologies or invest in businesses that we believe will complement our current or future business. As a result, we will retain broad discretion in the allocation of the proceeds of the public offering. Pending the uses described above, we will invest the net proceeds of the public offering in cash, cash equivalents, money market funds or short-term interest-bearing, investment-grade securities to the extent consistent with applicable regulations. We cannot predict whether the proceeds will be invested to yield a favorable return.

Item 3. Defaults on Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     During the quarter ended June 30, 2003, we submitted the following matters to our stockholders for approval at our Annual Meeting of Stockholders held on May 16, 2003 and the following proposals were adopted by our stockholders by the margins indicated:

Proposals:

1. To elect two (2) Class I nominees to the Board of Directors.

Election of Director	Votes For	Votes Withheld

Lucio Lanza — Class II Director	17,025,837	1,669,199
Kimon Michaels — Class II Director	17,197,022	1,496,014

     As a result, Messrs. Lanza and Michaels were re-elected as Class II directors of the Registrant for a three year term expiring upon the Annual Meeting next following the fiscal year ending December 31, 2005, or until their respective successors have been duly qualified and elected. John K. Kibarian, B.J. Cassin and Donald L. Lucas continued as directors of the Registrant.

2. To amend the Company’s 2001 Stock Plan to increase the annual grant of options to non-employee directors from 7,500 shares per year to 10,000 shares per year.

Votes For	Votes Against	Votes Withheld

15,276,084	3,011,896	407,056

3. To ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 2003.

Votes for	Votes Against	Votes Abstained	Broker Non-votes

16,844,263	1,824,402	26,371	0

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Exhibit
Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.**
3.2	Amended and Restated Bylaws of PDF Solutions, Inc.**
4.1	Specimen Stock Certificate.**
4.2	Second Amended and Restated Rights Agreement dated July 6, 2001.*
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of President and Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer and Vice President of Finance and Administration
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).
**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).
***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

     (b)  Reports on Form 8-K:

1. On April 24, 2003, we filed a report on Form 8-K relating to our financial information for the quarter ended March 31, 2003 and forward-looking statements relating to our operational results.

2. On June 19, 2003, we filed a report on Form 8-K announcing that we had entered into a definitive agreement to acquire IDS Software Systems, Inc. The transactions contemplated in this definitive agreement remain subject to customary closing conditions. In addition, we announced that we had entered into a definitive agreement to acquire certain assets and related business operations of WaferYield, Inc. The WaferYield Inc. acquisition was effective as of May 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	By:	/s/ John K. Kibarian

John K. Kibarian
President and Chief Executive Officer

	By:	/s/ P. Steven Melman

P. Steven Melman
Chief Financial Officer and Vice President, Finance and Administration

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.**
3.2	Amended and Restated Bylaws of PDF Solutions, Inc.**
4.1	Specimen Stock Certificate**
4.2	Second Amended and Restated Rights Agreement dated July 6, 2001.*
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of President and Chief Executive Officer.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer and Vice President of Finance and Administration.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).
**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).
***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.