Form 10-Q
period 2003-09-30
PDF SOLUTIONS INC
filed 2003-11-14
CIK 1120914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2003
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

Yes [X]  No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes [X]  No [   ]

     The number of shares outstanding of the Registrant’s Common Stock as of November 10, 2003 was 23,301,635.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,567	$71,490
Accounts receivable, net of allowance of $504 in 2003 and 2002	9,701	7,924
Deferred tax asset	1,386	2,413
Prepaid expenses and other current assets	2,618	1,993

Total current assets	60,272	83,820
Property and equipment, net	4,024	3,533
Goodwill	40,721	662
Intangible assets, net	24,666	220
Deferred tax asset	3,875	1,053
Other assets	881	511

Total assets	$134,439	$89,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,429	$499
Accrued compensation and related benefits	2,238	1,143
Other accrued liabilities	2,433	1,669
Other acquisition obligations	7,646	—
Taxes payable	2,990	1,838
Deferred revenues	2,256	4,496
Billings in excess of recognized revenue	333	606

Total current liabilities	19,325	10,251
Long-term liabilities	296	54
Deferred tax liabilities	8,985	752

Total liabilities	28,606	11,057

Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized; no shares issued and outstanding; in 2003 and 2002	—	—
Common stock, $0.00015 par value, 75,000 shares authorized; shares issued and outstanding: 25,281 in 2003 and 23,130 in 2002	4	3
Additional paid-in-capital	128,685	99,884
Deferred stock-based compensation	(1,098)	(1,340)
Notes receivable from stockholders	(3,755)	(4,998)
Accumulated deficit	(18,086)	(14,845)
Accumulated other comprehensive income	83	38

Total stockholders’ equity	105,833	78,742

Total liabilities and stockholders’ equity	$134,439	$89,799

See notes to unaudited consolidated financial statements.

PDF SOLUTIONS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Revenue:
Design-to-silicon-yield solutions	$9,033	$8,213	$25,175	$26,098
Gain share	2,267	2,824	5,282	8,632

Total revenue	11,300	11,037	30,457	34,730

Cost and expenses:
Cost of design-to-silicon-yield solutions:
Direct cost of design-to-silicon-yield solutions	3,768	3,650	10,726	11,624
Amortization of acquired core technology	652	41	818	123
Research and development	4,421	3,989	13,123	11,143
Selling, general and administrative	3,106	2,630	8,720	7,716
Stock-based compensation amortization*	366	640	1,344	2,198
Amortization of other acquired intangible assets	137	—	137	—
Write-off of in-process research and development	800	—	800	—

Total costs and expenses	13,250	10,950	35,668	32,804

Income (loss) from operations	(1,950)	87	(5,211)	1,926
Interest and other income	278	443	998	1,140

Income (loss) before taxes	(1,672)	530	(4,213)	3,066
Tax (benefit) provision	(441)	345	(972)	1,736

Net income (loss)	$(1,231)	$185	$(3,241)	$1,330

Net income (loss) per share:
Basic	$(0.05)	$0.01	$(0.14)	$0.06

Diluted	$(0.05)	$0.01	$(0.14)	$0.06

Weighted average common shares:
Basic	23,002	22,127	22,701	21,860

Diluted	23,002	23,133	22,701	23,172

* Stock-based compensation amortization:
Cost of design-to-silicon yield solutions	$77	$186	$293	$672
Research and development	222	307	785	1,111
Selling, general and administrative	67	147	266	415

	$366	$640	$1,344	$2,198

See notes to unaudited consolidated financial statements

PDF SOLUTIONS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended

	September 30, 2003	September 30, 2002

Operating activities:
Net income (loss)	$(3,241)	$1,330
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,520	1,100
Stock-based compensation amortization	1,344	2,198
Amortization of acquired intangible assets	955	123
Write-off of in-process research and development	800	—
Changes in assets and liabilities:
Accounts receivable	(1,236)	(1,229)
Prepaid expenses and other assets	(902)	(1,522)
Accounts payable	632	(14)
Accrued compensation and related benefits	1,095	(2,202)
Other accrued liabilities	(573)	(355)
Taxes payable	447	1,611
Deferred revenues	(3,216)	1,708
Billings in excess of recognized revenue	(273)	(99)
Deferred taxes	(2,271)	(282)

Net cash (used in) provided by operating activities	(4,919)	2,367

Investing activities:
Purchases of property and equipment	(1,698)	(1,843)
Businesses acquired in purchase transactions, net of cash acquired	(20,520)	—

Net cash used in investing activities	(22,218)	(1,843)

Financing activities:
Exercise of stock options	406	179
Proceeds from employee stock purchase plan	543	889
Collection of notes receivable from stockholders	1,232	807
Principal payments on long-term debt and capital lease obligations	(12)	(20)

Net cash provided by financing activities	2,169	1,855

Effect of exchange rate changes on cash	45	36

Net decrease in cash and cash equivalents	(24,923)	2,415
Cash and cash equivalents, beginning of period	71,490	70,835

Cash and cash equivalents, end of period	$46,567	$73,250

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Taxes	$720	$560

Interest	$2	$3

See notes to unaudited consolidated financial statements.

PDF SOLUTIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The interim unaudited consolidated financial statements included herein have been prepared by PDF Solutions, Inc., (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) specifically instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments necessary, (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Stock Based Compensation

     The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”) as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosures”. Deferred compensation recognized under APB No. 25 is amortized to expense using the graded vesting method. The Company accounts for stock options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and its related interpretations under the fair value based method.

          The Company adopted the disclosure-only provisions of SFAS No. 123, and accordingly, no expense has been recognized for options granted to employees under the various stock plans. The Company amortizes deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. Had compensation expense been determined for employee awards based on the fair value at the grant date for the awards, consistent with the provisions of SFAS No. 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would be as follows (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income (loss) as reported:	$(1,231)	$185	$(3,241)	$1,330
Add: stock-based employee compensation expense included in reported net income (loss) under APB 25	366	640	1,117	2,198
Deduct: total employee stock-based compensation determined under fair value based method for all awards, net of related tax effects	(3,140)	(2,901)	(8,036)	(7,914)

Pro forma net loss	$(4,005)	$(2,076)	$(10,160)	$(4,386)

Basic and diluted net income (loss) per share:
As reported:
Basic	$(0.05)	$0.01	$(0.14)	$0.06

Diluted	$(0.05)	$0.01	$(0.14)	$0.06

Pro forma basic and diluted:
Basic	$(0.17)	$(0.09)	$(0.45)	$(0.20)

Diluted	$(0.17)	$(0.09)	$(0.45)	$(0.20)

     During the first quarter of 2003, the Company recorded $227,000 in compensation expense for the fair value of options granted to two non-employees. The 45,000 common shares under the 2001 Stock Plan were granted at an exercise price of $7.59 per share, the fair market value per share on the grant date were fully vested at the date of grant and contained restrictions on when shares could be sold.

2. ACQUISITIONS

IDS Software Systems

     On September 24, 2003, the Company completed its acquisition of IDS Software Systems, Inc (“IDS”). IDS, a privately held company, developed and licensed yield management software applications and services dedicated to the semiconductor industry to enable customers to track, and identify areas for yield improvement. The acquisition of IDS will provide the Company’s customers with greater capabilities for managing product yield improvement through the use of the acquired technology and services. The aggregate purchase price was $51.0 million which included the issuance of cash of $23.0 million, the issuance of 2.0 million shares of PDF common stock valued at $25.0 million, the assumption of stock options valued at $1.7 million and acquisition costs of $1.3 million. The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (September 3, 2003). The fair values of the options assumed were calculated as of September 24, 2003, based on the Black-Scholes options pricing model. The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No 141, Business Combinations, and accordingly the Company’s unaudited consolidated financial statements from September 24, 2003 include the impact of the acquisition.

          The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands, except amortization life):

	Amortization Life
Allocation of purchase price:	(Yrs).	Amount

Fair value of tangible assets		950
Brand name	4	2,000
Contract backlog	1	700
Backlog renewals	4	900
Customer relationships	4	800
Non-compete covenant	4	60
Core technology	4	16,800
In-process research and development	N/A	800
Goodwill	N/A	41,347

Total assets acquired		64,357

Deferred tax liability		(8,708)
Accrued liabilities		(3,032)
Deferred revenue		(976)
Accounts payable		(629)

Total liabilities assumed		(13,345)

Total consideration, net		51,012

     The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of IDS were recorded at their estimated fair values at the date of the acquisition. With the exception of the goodwill and acquired in-process research and development (“IPR&D”), the identified intangible assets will be amortized on a straight-line basis over their estimated useful lives, with a weighted average life of approximately four years. The acquired IPR&D technology was immediately expensed because technological feasibility had not been established and no future alternative use exists. In assessing IDS’s IPR&D projects, the key characteristics of the products under development were considered as well as future prospects, the rate at which technology changes, product life cycles, and the projects’ stages of development. The IPR&D technology write-off is included as a component of operating expenses in the unaudited consolidated statement of operations. The fair value of IPR&D, as well as the fair value of the identifiable intangible assets, was determined, in part, by an independent third party appraiser through established valuation techniques.

     The acquisition of IDS was structured as a tax-free acquisition. Therefore, the difference between the recognized fair values of the acquired net assets and their historical tax basis are not deductible for tax purposes. A deferred tax liability has been recognized for the difference between the assigned fair values of intangible assets for book purposes and the tax basis of such assets.

     The following unaudited pro forma consolidated financial data represents the combined results of operations as if IDS had been combined with the Company at the beginning of the respective period. This pro forma financial data includes the straight line amortization of intangibles over their respective estimated useful lives and excludes the write-off of IPR&D (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	$16,500	$15,833	$35,657	$42,481
Pro forma Net income (loss)	(2,376)	2,094	(4,540)	1,456
Pro forma Net income (loss) per share - basic	$(0.10)	$0.09	$(0.18)	$0.06
Pro forma Net income (loss) per share - diluted	$(0.10)	$0.08	$(0.18)	$0.06

     These results do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the respective periods or the result of operations which may occur in future periods.

WaferYield

     On May 31, 2003 the Company acquired certain assets and liabilities of WaferYield, Inc., (“WaferYield”) a privately held company, which primarily included WaferYield’s proprietary shot map WAMA™ technology and related business. The WAMA product offering is designed to optimize semiconductor wafer shot maps to help semiconductor companies achieve greater yield and net die per wafer, higher stepper throughput and reduced probe test cost. This acquisition adds to the Company’s product offering and its capabilities in enabling semiconductor companies to improve yield and performance of ICs. The aggregate purchase price was $4.1 million, which included cash payments of $2.6 million and the recognition of $1.5 million in other liabilities associated with future payments that are contingent upon the attainment of certain revenue performance objectives. There were no other assets or liabilities assumed in connection with the acquisition. The agreement also contains additional payments in the event the Company achieves further performance objectives as specified in the agreement, up to an additional payment of $3.5 million. Any additional payments made as a result of achieving such operating levels, which exceed amounts currently accrued, will be accounted for as goodwill in relation to the purchase. The entire purchase price has been allocated to core technology which is being amortized over an estimated useful life of 4 years. The acquisition has been accounted for using the purchase method of accounting and accordingly, the Company’s consolidated financial statements from May 31, 2003 include the impact of the acquisition. Proforma results of operations have not been presented because the effect of the acquisition was not material to the Company.

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

     The Company generally provides a warranty to its customers that its software will perform substantially in accordance with documentation typically for a period of 90 days following delivery of its products. The Company also indemnifies certain customers from third-party claims of intellectual property infringement relating to the use of its products. Historically, costs related to these guarantees have not been significant. The Company is unable to estimate the maximum potential impact of these guarantees on its future results of operations.

     In December 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have an effect on the Company’s financial position and results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to FASB Statement 123”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting of stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 amended ARB 51, Consolidated Financial Statements, and established standards for determining under what circumstances a variable interest entity (VIE) should be consolidated with its primary beneficiary. FIN 46 also requires disclosures about VIE’s that the company is not required to consolidate, but in which it has a significant variable interest. We do not expect the adoption of FIN 46 will have a material effect on the Company’s financial position and results of operations.

4. ACCOUNTS RECEIVABLE

     Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $1.3 million and $1.0 million at September 30, 2003 and December 31, 2002, respectively.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income (loss)	$(1,231)	$185	$(3,241)	$1,330

Shares:
Weighted average common shares outstanding	23,394	23,047	23,218	22,966
Weighted average common shares outstanding subject to repurchase	(392)	(920)	(517)	(1,106)

Shares used in computation - basic	23,002	22,127	22,701	21,860
Dilutive common equivalent shares:
Weighted average common shares outstanding subject to repurchase	—	920	—	1,106
Weighted average stock options outstanding	—	86	—	206

Shares used in computation – diluted	23,002	23,133	22,701	23,172

Net income (loss) per share – basic	$(0.05)	$0.01	$(0.14)	$0.06

Net income (loss) per share - diluted	$(0.05)	$0.01	$(0.14)	$0.06

     For the three month period ended September 30, 2002, the calculation of diluted net income per share does not include 250,000 outstanding common stock options as the effect would be anti-dilutive for the period presented. For the three and nine month periods ended September 30, 2003, the calculation of diluted net loss per share does not include, respectively 1.0 million and 590,000 outstanding common stock options and 392,000 and 579,000 shares of common stock subject to repurchase as the effect would be anti-dilutive for the periods presented.

6. COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income (loss)	$(1,231)	$185	$(3,241)	$1,330
Foreign currency translation adjustments	17	(1)	45	36

Comprehensive income (loss)	$(1,214)	$184	$(3,196)	$1,366

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

     The following table provides information relating to the intangible assets and goodwill contained within the Company’s consolidated balance sheets as of September 30, 2003 and December 31, 2002 (in thousands):

	September 30, 2003			December 31, 2002

			Net			Net
		Accumulated	carrying		Accumulated	carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount

Goodwill	$41,283	$(562)	$40,721	$1,224	$(562)	$662

Acquired identifiable intangibles:
Acquired technology	$21,602	$(1,259)	$20,343	$662	$(442)	$220
Brand name	2,000	(42)	1,958	—	—	—
Other acquired intangibles	2,460	(95)	2,365	—	—	—

Total	$26,062	$(1,396)	$24,666	$662	$(442)	$220

     As required by SFAS No. 142, the Company performed its transitional impairment test of goodwill as of January 1, 2002, at which time the Company determined that the carrying value of goodwill had not been impaired. SFAS No. 142 also requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. Accordingly, the Company has selected the three-month period ending December 31, to perform the annual testing requirements. During the three-month period ending December 31, 2002, the Company completed its annual testing requirements and determined that the carrying value of goodwill had not been impaired.

     The Company expects that annual amortization of acquired intangible assets to be as follows (in thousands):

December 31,:
2003 (remaining three months)	$1,760
2004	6,701
2005	6,175
2006	6,175
2007	3,855

Total amortization expense	$24,666

8. CUSTOMER AND GEOGRAPHIC INFORMATION

     The Company operates in one segment. The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

Customer	2003	2002	2003	2002

A	26%	27%	25%	24%
C	9%	21%	13%	16%
G	12%	25%	14%	23%
H	1%	4%	11%	4%
I	18%	—	13%	—

          The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	September 30, 2003	December 31, 2002

A	31%	31%
C	8%	11%
F	9%	19%
K	—	11%
M	15%	—

     Revenues from customers by geographic area are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Asia	$8,376	$8,167	$21,719	$24,352
United States	1,895	1,260	6,218	5,035
Europe	1,029	1,610	2,520	5,343

     As of September 30, 2003 and December 31, 2002, long-lived assets related to PDF Solutions GmbH (formerly AISS), located in Germany, totaled $1.0 and $1.1 million, respectively, of which $759,000 and $882,000, respectively, relates to acquired intangibles and goodwill. The majority of the Company’s remaining long-lived assets are in the United States.

9. LITIGATION

     In May 2001 the Company was named as a defendant in a lawsuit claiming, among other things, that it misappropriated trade secrets in connection with hiring an employee. This litigation was settled by all parties in the second quarter of 2002. All expenses related to the lawsuit have been reflected in the consolidated financial statements in 2002.

10. STOCK REPURCHASE PROGRAM

     In February 2003, the Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock in the open market. As of September 30, 2003, no shares have been repurchased under this program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative effect of terms like these or other comparable terminology. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially. All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Factors Which May Affect Future Results” set forth at the end of this Item 2 and the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2002. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

Critical Accounting Policies

     General

     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The most significant estimates and assumptions relate to revenue recognition, software development costs, recoverability of goodwill and acquired intangible assets, estimated useful lives of acquired intangibles and the realization of deferred tax assets. Actual amounts may differ from such estimates under different assumptions or conditions. The following summarizes our critical accounting policies and significant estimates used in preparing our consolidated financial statements:

     Revenue Recognition

     We derive revenue from two sources: Design-to-Silicon-Yield solutions and gain share. We recognize revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended, and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.

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

Software Licenses — We have entered into a few multi-year time-based licenses, generally for terms of up to three years. Revenue under arrangements which require us to provide support and maintenance over a period of time, where vendor-specific objective evidence of fair value does not exist to allocate a portion of the total fee to the undelivered elements, are recognized ratably over the term of the agreement. No revenue under arrangements with extended payment terms has been recognized in excess of amounts due.

Other license fees are recognized on the residual value method: (i) when an agreement has been signed, the software has been delivered, the license fee is fixed or determinable and collection of the fee is probable or (ii) as a component of a related solution implementation contract.

Software Support and Maintenance — Amounts allocated to undelivered support and maintenance are based on vendor specific objective evidence of fair value and generally negotiated renewal rates. Revenue from allocated support and maintenance and renewals is recognized ratably over the term of the support and maintenance contract, which is generally one year.

     Gain Share — Gain share revenue represents profit sharing and performance incentives earned based upon our customers reaching certain defined operational levels. Upon achieving such operational levels, we receive either a fixed fee and/or royalties based on the units sold by the customer. Due to the uncertainties surrounding attainment of such operational levels, we recognize gain share revenue (to the extent of completion of the related solution implementation contract) upon receipt of performance reports or other related information from our customers supporting the determination of amounts and probability of collection. Our continued receipt of gain share revenue is dependent on many factors which are outside our control, including among others, continued production of the related ICs by our customers, sustained yield improvements by our customers and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing gain share provisions.

     Software Development Costs

     Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Computer Software to be Sold, Leased or Otherwise Marketed”. Because we believe our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

     Goodwill and Acquired Intangible Assets

     As of September 30, 2003, we had $65.4 million of goodwill and intangible assets. In assessing the recoverability of our goodwill and intangible assets, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. On January 1, 2002 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, and have performed our transition impairment test of goodwill as of January 1, 2002 which did not indicate any impairment. SFAS No. 142 also requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. We have selected the three month period ending December 31 to perform the annual testing requirements. During the three month period ending December 31, 2002, we completed our annual testing requirements and determined that the carrying value of goodwill had not been impaired.

     We are currently amortizing our acquired intangible assets over estimated useful lives of periods ranging from 1 to 4 years, which is based on our estimated period of benefit for such assets. However, a decrease in the estimated useful lives of such assets will cause additional amortization expense or an impairment of such asset in future periods.

     Realization of Deferred Tax Assets

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

     In connection with our acquisition of IDS Software Systems, Inc. (“IDS”) we recorded deferred tax liabilities of $8.7 million associated with our purchase of certain identifiable intangibles for which we did not have a tax basis in.

Results of Operations

     We have historically experienced fluctuations from period to period. We expect these fluctuations to continue. Therefore, historical results are not indicative of future results.

Comparison of Three and Nine Months Ended September 30, 2003 and 2002

Revenues

     Total revenue for the three months ended September 30, 2003 was $11.3 million, compared with $11.0 million for the three months ended September 30, 2002, an increase of 2%. Total revenue for the nine months ended September 30, 2003 was $30.5 million, compared with $34.7 million for the nine months ended September 30, 2002, a decrease of 12%.

     Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue for the three months ended September 30, 2003 was $9.0 million, compared with $8.2 million for the three months ended September 30, 2002, an increase of 10%. Design-to-Silicon-Yield solutions revenue for the nine months ended September 30, 2003 was $25.2 million, compared with $26.1 million for the nine months ended September 30, 2002, a decrease of 4%. The increase in the three months ended September 30, 2003 was due to an increase in the number of solution implementations. The decrease in the nine months ended September 30, 2003 was attributable to the general weakness in the semiconductor industry, which attributed to fewer system implementations with a lower average contract value per implementation.

     Gain Share. Gain share revenue for the three months ended September 30, 2003 was $2.3 million, compared with $2.8 million for the three months ended September 30, 2002, a decrease of 20%. Gain share revenue for the nine months ended September 30, 2003 was $5.3 million, compared with $8.6 million for the nine months ended September 30, 2002, a decrease of 39%. The decreases for the three and nine months ended September 30, 2003 were attributable to lower production volumes at leading edge process nodes and fewer contracts generating gain share.

Costs and Expenses

Cost of Design-to-Silicon-Yield Solutions:

Direct Cost of Design-to-Silicon-Yield Solutions. Direct cost of Design-to-Silicon-Yield solutions for the three months ended September 30, 2003 was $3.8 million, compared with $3.6 million for the three months ended September 30, 2002, an increase of 3%. Direct cost of Design-to-Silicon-Yield solutions for the nine months ended September 30, 2002 was $10.7 million, compared with $11.6 million for the nine months ended September 30, 2002, a decrease of 8%. The absolute dollar increase in the three-month period was primarily due to an increase in the number of solution implementations. The absolute dollar decrease in the nine-month period was primarily due to a decrease in the number of solution implementations along with a decrease in the average contract value of those solution implementations. As a percentage of Design-to-Silicon-Yield solutions revenue, direct cost of Design-to-Silicon-Yield solutions for the three months ended September 30, 2003 was 42%, compared with 44% for the three months ended September 30, 2002. As a percentage of Design-to-Silicon-Yield solutions revenue, direct cost of Design-to-Silicon-Yield solutions for the nine months ended September 30, 2003 was 43%, compared with 45% for the nine months ended September 30, 2002. The percentage decreases for the three and nine month periods ending September 30, 2003 were primarily the result of better utilization of client services resources and a favorable mix of Design-to-Silicon-Yield solutions revenue elements.

Amortization of Acquired Core Technology. Amortization of acquired core technology for the three months ended September 30, 2003 was $653,000, compared with $41,000 for the three months ended September 30, 2002, an increase of 1,493%. Amortization of acquired core technology for the nine months ended September 30, 2003 was $818,000, compared with $123,000 for the nine months ended September 30, 2002, an increase of 565%. The increases in both the three and nine month periods ending September 30, 2003 were attributable to amortizing the acquired core technology from Wafer Yield, Inc. (“Wafer Yield”) and IDS.

     Research and Development. Research and development expenses for the three months ended September 30, 2003 were $4.4 million, compared with $4.0 million for the three months ended September 30, 2002, an increase of 11%. Research and development expenses for the nine months ended September 30, 2003 were $13.1 million, compared with $11.1 million for the nine months ended September 30, 2002, an increase of 18%. The absolute dollar increases in research and development expenses were primarily due to the increase in personnel related costs and expansion of development activities in Europe. As a percentage of total revenue, research and development expenses for the three months ended September 30, 2003 were 39%, compared with 36% for the three months ended September 30, 2002. As a percentage of total revenue, research and development expenses for the nine months ended September 30, 2003 were 43%, compared with 32% for the nine months ended September 30, 2002. The percentage increase for the three months ended September 30, 2003 was primarily the result of an increase in personnel related costs and expansion of development activities in Europe. The percentage increase for the nine months ended September 30, 2003 was primarily the result of an increase in personnel related costs and expansion of development activities in Europe coupled with the decrease in revenue. We anticipate that we will continue to commit considerable resources to research and development in the future and that these expenses will continue to increase significantly in absolute dollars.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2003 were $3.1 million, compared with $2.6 million for the three months ended September 30, 2002, an increase of 18%. The absolute dollar increase in selling, general and administrative expenses was attributable to an increase in personnel related expenses, particularly in sales and marketing functions, and an increase in outside commissions. Selling, general and administrative expenses for the nine months ended September 30, 2003 were $8.7 million, compared with $7.7 million for the nine months ended September 30, 2002, an increase of 13%. The absolute dollar increase in selling, general and administrative expenses was attributable to an increase in personnel related expenses partially offset by a decrease in legal fees. As a percentage of total revenue, selling, general and administrative expenses for the three months ended September 30, 2003 were 27%, compared with 24% for the three months ended September 30, 2002. As a percentage of total revenue, selling, general and administrative expenses for the nine months ended September 30, 2003 were 29%, compared with 22% for the nine months ended September 30, 2002. The percentage increase in the three months ended September 30, 2003 was attributed to the increase in personnel related expenses. The increase in the nine months ended September 30, 2003 was primarily the result of increased selling, general and administrative expenses and the decrease in overall revenue. We expect that selling, general and administrative expenses will increase in absolute dollars to support our increased selling and administrative efforts.

     Stock-Based Compensation Amortization. Stock-based compensation amortization for the three months ended September 30, 2003 was $366,000, compared with $640,000 for the three months ended September 30, 2002, a decrease of 43%. Stock-based compensation amortization for the nine months ended September 30, 2003 was $1.3 million, compared with $2.2 million for the nine months ended September 30, 2002, a decrease of 39%. The decreases in both the three and nine months ended September 30, 2003 were due to the effects of the graded vesting method of amortization resulting in higher amortization expense during the initial period following the respective option grants, partially offset by a stock compensation charge of $227,000 for stock options granted to non-employees in the quarter ending March 31, 2003.

     Amortization of Other Acquired Intangibles. Amortization of acquired other intangibles for both the three and nine months ended September 30, 2003 was $137,000. There was no amortization of acquired other intangibles for the comparable periods in fiscal 2002. The increases in both the three and nine month periods ending September 30, 2003 were attributable to amortizing the acquired other intangibles from IDS.

     Write-off of in-process research and development. Write-off of in-process research and development for the three and nine months ended September 30, 2003, was $800,000. Write-off of in-process research and development related to the acquisition of IDS in September 2003 was associated with acquired technology that had not reached technological feasibility and for which there was no alternative future use. Through the use of an independent valuation specialist, we determined the fair value of the acquired in-process technology by estimating the cash flows related to projects under development and the estimated revenues and operating profits related to these projects. The resulting estimated cash flows were discounted to their net present value. We expect the acquired in-process technology to be developed into commercially feasible products in the future. However, there are can be no assurance as to when such products will be commercially feasible in the future or if they will reach commercial feasibility at all.

     Interest and Other Income. Interest and other income for the three months ended September 30, 2003 was $278,000, compared with $442,000 for the three months ended September 30, 2002, a decrease of 37%. Interest and other income for the nine months ended September 30, 2003 was $1.0 million, compared with $1.1 million for the nine months ended September 30, 2002, a decrease of 12%. The decreases were primarily due to interest earned on lower average cash and cash equivalents balances in 2003 and lower interest rates.

     Provision (benefit) for Taxes. The tax benefit for the three months ended September 30, 2003 was $441,000, compared with a tax provision of $345,000 for the three months ended September 30, 2002, a decrease of 228%. The tax benefit for the nine months ended September 30, 2003 was $972,000, compared with a tax provision of $1.7 million for the nine months ended September 30, 2002, a decrease of 156%. The decrease from a tax provision to a tax benefit for the three months ended September 30, 2003 was primarily due to the shift from income before taxes to a loss before taxes and a change in the effective tax rate due to a change in our financial outlook as a result of the IDS acquisition. The decrease from a tax provision to a tax benefit for the nine months ended September 30, 2003 was primarily due to the shift from income before taxes for the nine months ended September 30, 2002 to a loss before taxes for the nine months ended September 30, 2003.

Liquidity and Capital Resources

     Net cash used in operating activities was $4.9 million for the nine months ended September 30, 2003, compared with net cash provided by operating activities of $2.4 million for the nine months ended September 30, 2002. Net cash used in operating activities for the nine months ended September 30, 2003 resulted from decreases in deferred revenue of $3.2 million, deferred taxes of $2.3 million, other accrued liabilities of $573,000, billings in excess of revenue recognized of $273,000 and increases in accounts receivable of $1.2 million, accrued compensation of $1.1 million, prepaid expenses and other assets of $902,000, accounts payable of $632,000, in-process research and development write-off of $800,000, taxes payable of $447,000, and net income of $578,000 after adjustment for depreciation and amortization of intangible assets of $2.5 million, and deferred stock compensation of $1.3 million. The decrease in deferred revenue was the result of amortizing revenue from four separate business arrangements plus software support and maintenance. The increase in accounts payable was primarily attributable to the expenses and other acquisition obligations associated with the IDS acquisition. The increase in accounts receivable was due to the increase in billings at the end of the accounting period. The increase in accrued compensation was attributed to increases in accrued commissions, vacation accrual and accrued employee stock purchase contributions.

     Net cash used in investing activities during the nine months ended September 30, 2003 consisted of $17.9 million paid in connection with our acquisition of IDS, $2.6 million paid in connection with our acquisition of certain assets and related business operations of WaferYield and $1.7 million in purchases of property and equipment. Net cash used in investing activities during the nine months ended September 30, 2002 consisted of $1.8 million in purchases of property and equipment, which were principally computer hardware to expand our operations and growing infrastructure.

     Net cash provided by financing activities was $2.2 million for the nine months ended September 30, 2003, compared with net cash provided by financing activities of $1.9 million for the nine months ended September 30, 2002. Net cash provided by financing activities for the nine months ended September 30, 2003 were primarily the result of repayment of employee notes receivable of $1.2 million, proceeds from purchases under the employee stock purchase plan of $543,000 and the exercise by employees of stock options under the 2001 Stock Plan of $406,000.

     As of September 30, 2003, working capital was $40.9 million, compared with $73.6 million as of December 31, 2002. Cash and cash equivalents as of September 30, 2003 were $46.6 million, compared to $71.5 million as of December 31, 2002, a decrease of $24.9 million. The decrease in working capital was mainly attributed to the acquisition of IDS and certain assets and liabilities of WaferYield. We expect to experience growth in our operating expenses, particularly for research and development and additions to our workforce in order to execute our business plan. As a result, we anticipate that our operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may use cash resources to fund potential investments in, or acquisitions of, complementary products, technologies or businesses. We believe that our existing cash resources, and anticipated funds from operations, will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.

Euro-Currency

     We began doing business in Europe denominated in Euros on January 1, 2002. This adoption did not have a material effect on our business.

Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. We adopted SFAS No. 146 on January 1, 2003. The adoption of this statement did not have an effect on our financial position and operating results.

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

     We generally provide a warranty to our customers that our software will perform substantially in accordance with documentation typically for a period of 90 days following delivery of our products. We also indemnify certain customers from third-party claims of intellectual property infringement relating to the use of our products. Historically, costs related to these guarantees have not been significant. We are unable to estimate the maximum potential impact of these guarantees on our future results of operations.

     In December 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this statement did not have an effect on our consolidated financial statements.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities”. FIN 46 amended ARB 51, Consolidated Financial Statements, and established standards for determining under what circumstances a variable interest entity (VIE) should be consolidated with its primary beneficiary. FIN 46 also requires disclosures about VIE’s that we are not required to consolidate, but in which we have a significant variable interest. We do not expect the adoption of FIN 46 will have a material effect on our financial position and results of operations.

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

Worldwide events, including the probability of prolonged involvement in Iraq, may reduce our revenues and harm our business.

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

     Historically, we have had a small number of large customers and we expect this to continue in the near term. In the three months ended September 30, 2003, four customers accounted for 65% of our total net revenue, with Toshiba representing 26%, Epson representing 18%, Matsushita representing 12% and Sony representing 9%, respectively. For the year ended December 31, 2002, Toshiba, Epson, Matsushita and Sony represented 25%, 1%, 22% and 17%, respectively. The loss of any of these customers or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and any offsetting gain share revenue from new customers would not begin to be recognized until much later.

It typically takes us a long time to sell our novel solutions to new customers, which can result in uncertainty and delays in generating additional revenue.

     Because our gain share business model is novel and our Design-to-Silicon-Yield solutions are unfamiliar, our sales cycle is lengthy and requires a significant amount of our senior management’s time and effort. Furthermore, we need to target those individuals within a customer’s organization who have overall responsibility for the profitability of an IC. These individuals tend to be senior management or executive officers. We may face difficulty identifying and establishing contact with such individuals. Even after initial acceptance, due to the complexity of structuring the gain share component, the negotiation and documentation processes can be lengthy. It can take nine months or more to reach a signed contract with a customer. Unexpected delays in our sales cycle could cause our revenue to fall short of expectations.

We have a history of losses, we expect to incur losses in the future and we may be unable to achieve or subsequently maintain profitability.

     We have experienced losses in the four most recent quarters. We may not achieve or subsequently maintain profitability if our revenue increases more slowly than we expect or not at all. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $18.1 million as of September 30, 2003. We expect to continue to incur significant expenses in connection with:

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

     We will need to continue to hire highly talented executives, engineers and research and development personnel to support our planned growth. We have experienced, and we expect to continue to experience, delays and limitations in hiring and retaining highly skilled individuals with appropriate qualifications. We intend to continue to hire foreign nationals, particularly as we expand our operations internationally. We have had, and expect to continue to have, difficulty in obtaining visas permitting entry into the United States for several of our key personnel, which disrupts our ability to strategically locate our personnel. If we lose the services of any of our key executives or a significant number of our engineers, it could disrupt our ability to implement our business strategy. Competition for executives and qualified engineers can be intense, especially in Silicon Valley where we are principally based.

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

     In order to establish strategic relationships with industry leaders at each stage of the IC design and manufacturing processes, we may need to expend significant resources and will need to commit a significant amount of management’s time and attention, with no guarantee of success. If we are unable to enter into strategic relationships with these companies, we will not be as effective at modeling existing technologies or at keeping ahead of the technology curve as new technologies are introduced. In the past, the absence of an established working relationship with key companies in the industry has meant that we have had to exclude the effect of their component parts from our modeling analysis, which reduces the overall effectiveness of our analysis and limits our ability to improve yield. We may be unable to establish key industry strategic relationships if any of the following occur:

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

Recent acquisitions may adversely affect our business by diverting management’s attention, increasing our expenses or by being more difficult to integrate than expected.

     During 2003, we completed the purchase of certain assets and liabilities of WaferYield, and the acquisition of IDS. Our success in realizing the strategic benefits and growth opportunities to be gained from incorporating the operations of WaferYield and IDS into PDF and the timing of this realization depend upon our successful integration of WaferYield and IDS. The integration of WaferYield and IDS is a complex, costly and time-consuming process. The difficulties of combining our operations associated with these acquisitions include:

•	consolidating research and development operations;

•	retaining key employees;

•	incorporating acquired products and business technology into our existing product lines;

•	consolidating corporate and administrative infrastructures;

•	coordinating sales and marketing functions;

•	preserving research and development, marketing, customer and other important relationships; and

•	minimizing the diversion of management’s attention from ongoing business concerns.

     We face operational and financial risks associated with international operations.

     We derive a majority of our revenue from international sales, principally from customers based in Asia. Revenue generated from customers in Asia accounted for 74% of total revenue in the quarter ended September 30, 2003. For the year ended December 31, 2002 revenue generated from customers in Asia was 71%. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Asia. We are subject to risks inherent in doing business in international markets. These risks include:

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

     If the software or proprietary technologies we provide to a customer contain defects that increase our customer’s cost of goods sold and time to market, these defects could significantly decrease the market acceptance of our Design-to-Silicon-Yield solutions . Any actual or perceived defects with our software or proprietary technologies may also hinder our ability to attract or retain industry partners or customers, leading to a decrease in our revenue. These defects are frequently found during the period following introduction of new software or proprietary technologies or enhancements to existing software or proprietary technologies. Our software or proprietary technologies may contain errors not discovered until after customer implementation of the silicon design and manufacturing process recommended by us. If our software or proprietary technologies contain errors or defects, it could require us to expend significant resources to alleviate these problems, which could result in the diversion of technical and other resources from our other development efforts.

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

     Volatility in the market price of our common stock could result in securities class action litigation. Any litigation would likely result in substantial costs and a diversion of management’s attention and resources. Despite the strong pattern of operating losses of technology companies, the market demand, valuation and trading prices of these companies has at times been high. At the same time, the share prices of these companies’ stocks have been highly volatile and have recorded lows well below their historical highs. As a result, investors in these companies often buy the stock at very high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the stock holdings of these investors. Our stock may be volatile and may not trade at the same levels as other technology stocks or at or near its historical highs.

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

     Interest Rate Risk. As of September 30, 2003, we had cash and cash equivalents of $46.6 million, consisting of cash and highly liquid money market instruments with maturities of 90 days or less. Because of the short maturities of those instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 10% from the market rates in effect at September 30, 2003 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and increased interest expense.

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

     Not Applicable.

Item 2. Changes in Securities and Use of Proceeds

     (c)  Recent Sales of Unregistered Securities

     During the three months ended September 30, 2003, we issued 2,000,000 shares of common stock to the holders of common stock of IDS, effective September 24, 2003, in connection with our acquisition of IDS. As a result of our acquisition of IDS, each issued and outstanding share of IDS common stock was converted into the right to receive $1.52323 in cash and 0.13267 of a share of PDF common stock. We issued such shares, without registration under the Securities Act of 1933, in reliance upon the exemption set forth in Section 3(a)(10) of the Securities Act of 1933.

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

     We intend to use the net proceeds of the public offering primarily for general corporate purposes, including working capital and capital expenditures. The amounts and timing of these expenditures will vary depending on a number of factors, including the amount of cash generated or used by our operations, competitive and technological developments and the rate of growth, if any, of our business. We may use some of the net proceeds to acquire up to $10.0 million of outstanding shares of our common stock in open market or negotiated transactions pursuant to the repurchase program approved by our Board of Directors in February 2003. We have also used a portion of the net proceeds to acquire businesses, services, products or technologies or invest in businesses that we believe will complement our current or future business. As a result, we will retain broad discretion in the allocation of the proceeds of the public offering. Pending the uses described above, we will invest the net proceeds of the public offering in cash, cash equivalents, money market funds or short-term interest-bearing, investment-grade securities to the extent consistent with applicable regulations. We cannot predict whether the proceeds will be invested to yield a favorable return.

Item 3. Defaults on Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Exhibit
Number	Description

2.1	Amended and Restated Agreement and Plan of Reorganization, dated September 2, 2003, by and among PDF Solutions, Inc., IDS Software Acquisition Corp., PDF Solutions, LLC and IDS Software Systems, Inc.****
3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.**
3.2	Amended and Restated Bylaws of PDF Solutions, Inc.**
4.1	Specimen Stock Certificate**
4.2	Second Amended and Restated Rights Agreement dated July 6, 2001.*
10.24	Andre Hawit Employment Offer letter agreement dated September 24, 2003 by and between PDF Solutions, Inc. and Andre Hawit.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of President and Chief Executive Officer.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer and Vice President of Finance and Administration.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
****	Incorporated by reference to Exhibit 2.1 to PDF Solutions, Inc.’s Current Report on Form 8-K filed on September 25, 2003.

     (b)  Reports on Form 8-K:

1.	On October 23, 2003, we filed a report on Form 8-K relating to our financial information for the quarter ended September 30, 2003 and forward-looking statements relating to our operational results.

2.	On November 12, 2003, we filed a report on Form 8-K/A, filing certain financial information in connection with our acquisition of IDS Software Systems, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003	By:	/s/ John K. Kibarian

John K. Kibarian
President and Chief Executive Officer

	By:	/s/ P. Steven Melman

P. Steven Melman
Chief Financial Officer and Vice President, Finance and Administration

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Amended and Restated Agreement and Plan of Reorganization, dated September 2, 2003, by and among PDF Solutions, Inc., IDS Software Acquisition Corp., PDF Solutions, LLC and IDS Software Systems, Inc.****
3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.**
3.2	Amended and Restated Bylaws of PDF Solutions, Inc.**
4.1	Specimen Stock Certificate**
4.2	Second Amended and Restated Rights Agreement dated July 6, 2001.*
10.24	Andre Hawit Employment Offer letter agreement dated September 24, 2003 by and between PDF Solutions, Inc. and Andre Hawit.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of President and Chief Executive Officer.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer and Vice President of Finance and Administration.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
****	Incorporated by reference to Exhibit 2.1 to PDF Solutions, Inc.’s Current Report on Form 8-K filed on September 25, 2003.

     (b)  Reports on Form 8-K: