Form 10-Q/A
period 2003-09-30
PDF SOLUTIONS INC
filed 2003-11-20
CIK 1120914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
 Amendment No. 1

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

PART I — FINANCIAL INFORMATION

     This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 is being filed solely to amend Item 1. Form 10-Q, originally filed on November 14, 2003, contained an error in footnote 2, Acquisitions, under the heading “IDS Software Systems, Inc.” in the table containing unaudited pro forma consolidated financial data of the Registrant and IDS Software Systems, Inc. for the three months ended September 30, 2003 and the nine months ended September 30, 2003. The Registrant revised the unaudited pro forma consolidated financial data and the amended Item 1. reflects such amended unaudited pro forma consolidated financial data. No other revisions have been made to the Registrant’s financial statements or any other disclosure contained in such Quarterly Report.

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

     The following unaudited pro forma consolidated financial data represents the combined results of operations as if IDS had been combined with the Company at the beginning of the respective period. This pro forma financial data includes the straight line amortization of intangibles over their respective estimated useful lives and excludes the write-off of IPR&D (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Restated)		(Restated)
Revenue	$14,158	$15,833	$35,657	$42,481
Pro forma Net income (loss)	(591)	2,094	(5,370)	1,456
Pro forma Net income (loss) per share - basic	$(0.02)	$0.09	$(0.22)	$0.06
Pro forma Net income (loss) per share - diluted	$(0.02)	$0.08	$(0.22)	$0.06

     These results do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the respective periods or the result of operations which may occur in future periods. The unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2003, have been restated to correct certain errors regarding the information used in such computations.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Exhibit
Number	Description

2.1	Amended and Restated Agreement and Plan of Reorganization, dated September 2, 2003, by and among PDF Solutions, Inc., IDS Software Acquisition Corp., PDF Solutions, LLC and IDS Software Systems, Inc.****
3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.**
3.2	Amended and Restated Bylaws of PDF Solutions, Inc.**
4.1	Specimen Stock Certificate**
4.2	Second Amended and Restated Rights Agreement dated July 6, 2001.*
10.24	Andre Hawit Employment Offer letter agreement dated September 24, 2003 by and between PDF Solutions, Inc. and Andre Hawit.+
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of President and Chief Executive Officer.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer and Vice President of Finance and Administration.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
****	Incorporated by reference to Exhibit 2.1 to PDF Solutions, Inc.’s Current Report on Form 8-K filed on September 25, 2003.

+	Incorporated by reference to PDF’s report on Form 10-Q filed November 14, 2003.

     (b)  Reports on Form 8-K:

1.	On October 23, 2003, we filed a report on Form 8-K relating to our financial information for the quarter ended September 30, 2003 and forward-looking statements relating to our operational results.

2.	On November 12, 2003, we filed a report on Form 8-K/A, filing certain financial information in connection with our acquisition of IDS Software Systems, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 20, 2003	By:	/s/ John K. Kibarian

John K. Kibarian
President and Chief Executive Officer

	By:	/s/ P. Steven Melman

P. Steven Melman
Chief Financial Officer and Vice President, Finance and Administration

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Amended and Restated Agreement and Plan of Reorganization, dated September 2, 2003, by and among PDF Solutions, Inc., IDS Software Acquisition Corp., PDF Solutions, LLC and IDS Software Systems, Inc.****
3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.**
3.2	Amended and Restated Bylaws of PDF Solutions, Inc.**
4.1	Specimen Stock Certificate**
4.2	Second Amended and Restated Rights Agreement dated July 6, 2001.*
10.24	Andre Hawit Employment Offer letter agreement dated September 24, 2003 by and between PDF Solutions, Inc. and Andre Hawit.+
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of President and Chief Executive Officer.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer and Vice President of Finance and Administration.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
****	Incorporated by reference to Exhibit 2.1 to PDF Solutions, Inc.’s Current Report on Form 8-K filed on September 25, 2003.

+	Incorporated by reference to PDF’s report on Form 10-Q filed November 14, 2003.