Form 10-K/A
period 2003-12-31
PDF SOLUTIONS INC
filed 2004-03-25
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

Common Stock, $0.00015 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

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

SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

EXPLANATORY NOTE

     PDF Solutions, Inc. (“PDF” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 15, 2004. Specifically, the purpose of this Amendment is to correct typographical errors in the certification of the principal executive officer and of the principal financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. This Amendment speaks as of the original filing date of PDF’s Annual Report on Form 10-K. Except for such exhibits, no other changes to the Annual Report on Form 10-K are being made by means of this filing.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDF SOLUTIONS, INC.
	By:	/s/ P. Steven Melman
P. Steven Melman
Date: March 25, 2004		Chief Financial Officer and Vice President, Finance and Administration

INDEX TO EXHIBITS

Exhibit
Number	Description
31.01	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.