Form 10-Q
period 2004-03-31
PDF SOLUTIONS INC
filed 2004-05-10
CIK 1120914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-31311

PDF SOLUTIONS, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	25-1701361
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

333 West San Carlos Street, Suite 700
San Jose, California	95110
(Address of Principal Executive Offices)	(Zip Code)

(408) 280-7900

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒ No ☐

The number of shares outstanding of the Registrant’s Common Stock as of May 3, 2004 was 25,557,296

PDF SOLUTIONS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$42,748	$39,110
Accounts receivable, net of allowances of $504 in 2004 and 2003	11,165	11,869
Prepaid expenses and other current assets	2,267	2,614
Deferred tax assets	1,953	1,808

Total current assets	58,133	55,401
Property and equipment, net	3,659	4,110
Goodwill	40,548	40,548
Intangible assets, net	21,146	22,906
Other assets	1,135	1,002

Total assets	$124,621	$123,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,290	$835
Accrued compensation and related benefits	2,201	1,952
Other accrued liabilities	1,601	1,485
Other acquisition obligations	1,675	1,880
Taxes payable	2,579	2,871
Deferred revenue	3,731	3,300
Billings in excess of recognized revenue	776	465

Total current liabilities	13,853	12,788
Long-term liabilities	300	287
Deferred tax liabilities	3,820	4,340

Total liabilities	17,973	17,415

Stockholders’ equity:
Preferred stock, $0.00015 par value per share, 5,000 shares authorized, no shares issued and outstanding in 2004 and 2003	—	—
Common stock, $0.00015 par value per share, 75,000 shares authorized: shares issued and outstanding 25,538 in 2004 and 25,432 in 2003	4	4
Additional paid-in-capital	130,225	129,568
Deferred stock-based compensation	(433)	(688)
Notes receivable from stockholders	(1,999)	(3,025)
Accumulated deficit	(21,203)	(19,361)
Accumulated other comprehensive income	54	54

Total stockholders’ equity	106,648	106,552

Total liabilities and stockholders’ equity	$124,621	$123,967

See notes to unaudited consolidated financial statements

PDF SOLUTIONS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Revenue:
Design-to-silicon-yield solutions	$11,695	$8,108
Gain share	981	959

Total revenue	12,676	9,067

Costs and expenses:
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	4,354	3,444
Amortization of acquired core technology	1,350	41
Research and development	5,218	4,332
Selling, general and administrative	3,797	2,662
Stock-based compensation amortization	255	649
Amortization of other acquired intangible assets	410	—

Total costs and expenses	15,384	11,128

Loss from operations	(2,708)	(2,061)
Interest and other income, net	153	375

Loss before taxes	(2,555)	(1,686)
Tax benefit	(713)	(352)

Net loss	$(1,842)	$(1,334)

Net loss per share:
Basic and diluted	$(0.07)	$(0.06)

Weighted average common shares:
Basic and diluted	25,301	22,488

* Stock-based compensation amortization:
Cost of design-to-silicon-yield solutions	$28	$130
Research and development	202	408
Selling, general and administrative	25	111

	$255	$649

See notes to unaudited consolidated financial statements

PDF SOLUTIONS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net loss	$(1,842)	$(1,334)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	654	525
Stock-based compensation	255	649
Amortization of acquired intangible assets	1,760	—
Deferred taxes	(665)	(97)
Changes in operating assets and liabilities:
Accounts receivable	704	463
Prepaid expenses and other assets	214	(202)
Accounts payable	455	(58)
Accrued compensation and related benefits	249	864
Accrued liabilities	(243)	131
Deferred revenue	431	(93)
Taxes payable	(292)	(867)
Billings in excess of recognized revenue	311	496

Net cash provided by operating activities	1,991	477

Investing activities:
Purchases of property and equipment	(203)	(272)

Net cash used in investing activities	(203)	(272)

Financing activities:
Exercise of stock options	657	—
Collection of notes receivable from stockholders	1,026	162
Principal payments on long-term obligations	167	(5)

Net cash provided by financing activities	1,850	157

Effect of exchange rate changes on cash and cash equivalents	—	14

Net increase in cash and cash equivalents	3,638	376
Cash and cash equivalents, beginning of period	39,110	71,490

Cash and cash equivalents, end of period	$42,748	$71,866

Noncash financing activity:
Repurchase of common stock through cancellation of notes receivable	$—	$6

Supplemental disclosure of cash flow information — Cash paid during the period for:
Taxes	$263	$600

Interest	$—	$1

See notes unaudited consolidated financial statements

PDF SOLUTIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The interim unaudited consolidated financial statements included herein have been prepared by PDF Solutions, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments necessary, (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

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

Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB No. 25”), and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures. Deferred compensation recognized under APB No. 25 is amortized to expense using the graded vesting method. The Company accounts for stock options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and its related interpretations under the fair value based method.

     The Company adopted the disclosure-only provisions of SFAS No. 123, and accordingly, no expense has been recognized for options granted to employees under the various stock plans. The Company amortizes deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. Had compensation expense been determined for employee awards based on the fair value at the grant date for the awards, consistent with the provisions of SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share would be as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss as reported:	$(1,842)	$(1,334)
Add: stock-based employee compensation expense included in reported net loss under APB No. 25, net of related tax effects	255	422
Deduct: total employee stock-based compensation determined under fair value based method for all awards, net of related tax effects	(1,431)	(1,928)

Pro forma net loss	$(3,018)	$(2,840)

Basic and diluted net loss per share:
As reported	$(0.07)	$(0.06)

Pro forma	$(0.12)	$(0.13)

     During the three months ended March 31, 2003, the Company recorded $227,000 in compensation expense for the fair value of options granted to two non-employees associated with 45,000 common shares granted under the 2001 Stock Plan. Such options were granted at an exercise price of $7.59 per share, the fair market value on the grant date, and were fully vested at the date of grant and contained restrictions on when such shares could be sold. Such options were valued, using the Black-Scholes option pricing model with the following weighted average assumptions: contractual life of 5 years; risk-free interest rate of 4.14%; volatility of 80%; and no dividends during the expected term.

2. ACQUISITIONS

IDS Software Systems

     On September 24, 2003, the Company completed its acquisition of IDS Software Systems, Inc (“IDS”). IDS, a privately held company, developed and licensed yield management software applications and services dedicated to the semiconductor industry to enable customers to monitor manufacturing data and identify areas for yield improvement. The acquisition of IDS will provide the Company’s customers with greater capabilities for managing product yield improvement through the use of the acquired technology and services. The aggregate purchase price was $51.0 million which included payments of cash of $23.0 million, the issuance of 2.0 million shares of PDF common stock valued at $25.0 million, the assumption of vested stock options valued at $1.7 million and acquisition costs of $1.3 million. In connection with the acquisition, $1.0 million in cash and 400,000 shares of common stock have been held in escrow as security against certain financial contingencies. Cash payments held in escrow, less any amounts deducted to satisfy contingencies, will be released no later than the 24-month anniversary following the completion of the acquisition. Fifty percent of the shares held in escrow, less any amounts deducted to satisfy contingencies, shall be released upon the 12-month anniversary of the acquisition and the remaining shares shall be released upon the 24-month anniversary of the acquisition. The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (September 3, 2003). The fair value of the options assumed were calculated as of September 24, 2003, based on the Black-Scholes options pricing model. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), and accordingly the Company’s consolidated financial statements from September 24, 2003 include the impact of the acquisition.

     The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands, except amortization period):

	Amortization Period
Allocation of Purchase Price	(Years)	Amount
Fair value of tangible assets		$950
Fair value of intangible assets:
Brand name	4	2,000
Contract backlog	1	700
Backlog renewals	4	900
Customer relationships	4	800
Non-compete covenant	4	60
Core technology	4	16,800
In-process research and development	N/A	800
Goodwill	N/A	40,059

Total assets acquired		63,069
Deferred tax liability		(8,708)
Accrued liabilities		(1,744)
Deferred revenue under maintenance obligations		(976)
Accounts payable		(629)

Total liabilities assumed		(12,057)

Total consideration, net		$51,012

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

     Subsequent to the acquisition date, the Company recorded a non-cash adjustment of $173,000, relating to the reversal of excess accruals for acquisition-related expenses. This adjustment resulted in a reduction of goodwill.

     The following unaudited pro forma consolidated financial data represents the combined results of operations as if IDS had been combined with the Company at the beginning of the respective period. This pro forma financial data includes the straight line amortization of intangibles over their respective estimated useful lives and excludes the write-off of IPR&D (in thousands):

	Three Months Ended March 31,
	2004	2003
Revenue	$12,676	$9,801
Net loss	$(1,842)	$(3,438)
Pro forma net loss per share – basic and diluted	$(0.07)	$(0.14)

     These results do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the respective periods or the results of operations which may occur in future periods.

WaferYield

     On May 31, 2003 the Company acquired certain assets and liabilities of WaferYield, Inc., (“WaferYield”) a privately held company, which primarily included WaferYield’s proprietary shot map WAMA™ technology and related business. The WAMA product offering is designed to optimize semiconductor wafer shot maps to help semiconductor companies achieve greater yield and net die per wafer, higher stepper throughput and reduced probe test costs. This acquisition adds to the Company’s product offering and its capabilities in enabling semiconductor companies to improve yield and performance of integrated circuits or ICs. The aggregate purchase price was $4.1 million, which included cash payments of $2.6 million and the recognition of $1.5 million in other liabilities associated with future payments that are contingent upon the attainment of certain revenue performance objectives. There were no other assets or liabilities assumed in connection with the acquisition. The agreement also contains additional payments in the event the Company achieves further performance objectives as specified in the agreement, up to an additional payment of $3.5 million. Any additional payments made as a result of achieving such operating levels, which exceed amounts currently accrued, will be accounted for as goodwill. The entire purchase price has been allocated to core technology which is being amortized over an estimated useful life of 4 years. The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, and accordingly, the Company’s consolidated financial statements from May 31, 2003 include the impact of the acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company. Amortization expense associated with acquired core technology recognized in connection with the acquisition is anticipated to be approximately $1.0 million annually.

3. RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”). This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. The guidance in this issue is effective for revenue arrangements entered into in periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have an effect on the Company’s financial position and results of operations.

     In October 2003, the EITF reached a consensus on its tentative conclusions for EITF Issue No. 03-05, Applicability of SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than Incidental Software (“EITF No. 03-05”). EITF No. 03-05 discusses that software deliverables are within the scope of SOP 97-2 as are non-software deliverables. The Company was required to adopt this consensus for fiscal periods beginning after August 2003. The adoption of EITF No. 03-05 did not have an effect on the Company’s financial position and results of operations.

     The Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”), in January 2003, and a revised interpretation of FIN No. 46 (“FIN No. 46-R”) in December 2003. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN No. 46-R did not have an impact on the Company’s financial position, results of operations or cash flows.

     In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104“), which supercedes SAB No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”). SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements and to rescind the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB No. 101. The adoption of SAB No. 104 did not have an effect on the Company’s financial position and results of operations.

4. ACCOUNTS RECEIVABLE

     Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $1.2 million and $2.0 million at March 31, 2004 and December 31, 2003, respectively.

5. NET LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss by the weighted-average common shares outstanding for the period (excluding outstanding stock option and shares subject to repurchase). Diluted net loss per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases where the effect would be anti-dilutive. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss:	$(1,842)	$(1,334)

Shares:
Weighted average common shares outstanding	25,461	23,129
Weighted average common shares outstanding subject to repurchase	(160)	(641)

Shares used in computation — basic and diluted	25,301	22,488

Net loss per share — basic and diluted	$(0.07)	$(0.06)

     For the three month periods ended March 31, 2004 and 2003, the calculation of diluted net loss per share does not include, respectively, 1.2 million and 198,000 outstanding common stock options and 160,000 and 641,000 shares of common stock subject to repurchase as the effect would be anti-dilutive for the periods presented.

6. COMPREHENSIVE LOSS

     The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(1,842)	$(1,334)
Foreign currency translation adjustments	—	14

Comprehensive loss	$(1,842)	$(1,320)

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

     The following table provides information relating to the intangible assets and goodwill contained within the Company’s consolidated balance sheets as of March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004			December 31, 2003
		Accumulated	Net carrying		Accumulated	Net carrying
	Cost	amortization	amount	Cost	amortization	amount
Goodwill	$41,110	$(562)	$40,548	$41,110	$(562)	$40,548

Acquired identifiable intangibles:
Acquired core technology	$21,602	$(3,959)	$17,643	$21,602	$(2,609)	$18,993
Brand name	2,000	(292)	1,708	2,000	(167)	1,833
Other acquired intangibles	2,460	(665)	1,795	2,460	(380)	2,080

Total	$26,062	$(4,916)	$21,146	$26,062	$(3,156)	$22,906

     As required by SFAS No. 142, the Company performed its transitional impairment test of goodwill as of January 1, 2002, at which time the Company determined that the carrying value of goodwill had not been impaired. SFAS No. 142 also requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. Accordingly, the Company has selected December 31, to perform the annual testing requirements. As of December 31, 2003, the Company completed its annual testing requirements and determined that the carrying value of goodwill had not been impaired.

     The Company expects that annual amortization of acquired intangible assets to be as follows (in thousands):

December 31,:
2004 (remaining nine months)	4,941
2005	6,175
2006	6,175
2007	3,855

$21,146

8. CUSTOMER AND GEOGRAPHIC INFORMATION

     The Company operates in one segment. The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended March 31,
Customer	2004	2003
A	21%	22%
C	8%	14%
G	14%	15%
H	0%	17%
I	1%	10%
J	18%	3%
L	14%	1%

     The Company had accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

Customer	March 31, 2004	December 31, 2003
A	33%	25%
C	5%	20%
J	14%	18%
L	12%	0%

     Revenues from customers by geographic area are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Asia	$6,724	$5,759
United States	4,678	1,954
Europe	1,274	1,354

Total	$12,676	$9,067

     As of March 31, 2004 and December 31, 2003, long-lived assets related to PDF Solutions GmbH (formerly AISS), located in Germany, totaled $811,000 and $863,000, respectively, of which $767,000 and $718,000, respectively, relates to acquired intangibles and goodwill. The majority of the Company’s remaining long-lived assets are in the United States.

9. STOCK REPURCHASE PROGRAM

     In February 2003, the Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock in the open market. As of March 31, 2004, no shares had been repurchased under this program. As of May 10, 2004, the Company had repurchased 100,000 shares under the program at an average price per share of $9.66.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative effect of terms like these or other comparable terminology. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially. All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Certain Risks Which May Affect Future Results” set forth at the end of this Item 2 and set forth at the end of Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

     From our incorporation in 1992 through late 1995, we were primarily focused on research and development of our proprietary manufacturing process simulation and yield and performance modeling software. From late 1995 through late 1998, we continued to refine and sell our software, while expanding our offering to include yield and performance improvement consulting services. In late 1998, we began to sell our software and consulting services, together with our newly developed proprietary technologies, as Design-to-Silicon-Yield solutions, reflecting our current business model. In April 2000, we expanded our research and development team and gained additional technology by acquiring AISS, now operating as PDF Solutions, GmbH, which continues to develop software and provide development services to the semiconductor industry. In July 2001, we completed the initial public offering of our common stock. In 2003, we further enhanced our product and service offerings through the acquisitions of IDS and through the purchase of certain assets and liabilities of WaferYield.

Industry Trend

     Demand for consumer electronics continues to drive technological innovation as the need for products which have greater performance, lower power consumption, reduced costs and smaller size continues to grow with each new product generation. To meet this demand, IC manufacturers and designers are constantly challenged to improve the overall performance of ICs by designing and manufacturing ICs with more embedded applications to create greater functionality. As a result, in 2003 and early 2004 more and more companies expanded or advanced their design and manufacturing processes to develop and produce deep submicron ICs containing component sizes measured at 130 nanometers and below. As this trend continues, companies will continually be challenged to improve process capabilities to optimally produce ICs with minimal systematic and yield loss, which is driven by the lack of compatibility between the design and its respective manufacturing process. Historically, yield loss was predominantly the result of random contamination, or defect-limited yield, within the IC manufacturing process. We believe as volume production of deep submicron ICs continues to grow, the difficulties of integrating IC designs with their respective processes will create a greater need for our products and services that address the performance yield loss issues the semiconductor industry is facing today and will face in the future.

Financial Highlights

     During the three months ended March 31, 2004, compared to the three months ended March 31, 2003, we continued to see greater adoption of our products and services through the expansion of our customer base both domestically and internationally. We achieved better penetration into U.S.-based semiconductor companies as evidenced by revenues from domestic customers accounting for 37% of total revenue in the first fiscal quarter of 2004 compared to 22% of total revenue in the comparable period in 2003. Total revenue for the first fiscal quarter ended March 31, 2004, equaled $12.7 million, up 40% compared to the first fiscal quarter ended March 31, 2003. Revenue from Design-to-Silicon-Yield solutions for the three months ended March 31, 2004, increased to $11.7 million in the three months ended March 31, 2004 compared to $8.1 million for the three months ended March 31, 2003. This increase was the result of an increase in the number of integration and yield ramp engagements as well as increased sales of our software products primarily associated with new products obtained from the acquisition of IDS. Gain share revenue for the three months ended March 31, 2004 increased to $981,000 compared to $959,000 for the three months ended March 31, 2003. Our gain share revenue may continue to fluctuate from quarter to quarter as a result of each customer’s contractual performance measures for achieving gain share as well as each customer’s production volumes in any given period. We reported a net loss of $1.8 million for the three months ended March 31, 2004, compared to a net loss of $1.3 million for the three months ended March 31, 2003. The net loss was primarily attributable to increased expenses more than offsetting the increase in revenue. Direct cost of design-to-silicon-yield solutions rose 24%, to $4.4 million in the first fiscal quarter ended March 31, 2004, versus the comparable period in 2003, primarily the result of an increase in direct costs associated with integration and yield ramp engagements. Research and development expenses grew to $5.2 million for the three months ended March 31, 2004, from $4.3 million for the three months ended March 31, 2003, a result of increased personnel-related expenses primarily driven by our two acquisitions. Selling, general and administrative expenses increased to $3.8 million from $2.7 million as a result of increased personnel costs in sales and marketing functions, primarily the result of additional headcount from the IDS acquisition and higher employee sales commissions, and higher expenses for legal and accounting services. We recorded amortization of core technology of $1.4 million and amortization of other acquired intangible assets of $410,000, during the first fiscal quarter ended March 31, 2004, as a result of the acquisitions of IDS and certain assets of WaferYield. There was only approximately $41,000 in amortization of core technology in the comparable period in 2003. We will continue to monitor and control costs, relative to our revenue growth.

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

     It is our strategic objective to provide industry standard technologies and services to integrate IC designs and manufacturing processes. With over 30 semiconductor companies as customers and an installed base of over 1000 dataPOWER users, the acquisition of IDS not only provides us with future revenue streams through the existing product offerings while strengthening the technology available to our professional services teams, but also positions us to establish a de-facto standard for yield management systems in the semiconductor industry. The acquisition broadens our reach into fabrication facilities, providing visibility, analysis capability and data collection from assembly and test equipment on a standardized platform from which we can offer additional standard PDF applications. We believe that the collective technology base will also create a substantial market opportunity to address the needs of product engineers who, in our opinion, represent a largely underserved segment, since they are not normally within the organizations served either by the equipment or electronic design automation companies. Nonetheless, the needs of the product engineer, and the financial impact of their work, are dramatically increasing with the further disaggregation of the industry combined with increasing product-specific yield and performance sensitivities at advanced technology nodes. We believe the IDS acquisition allows us, in the longer term, to provide products and services to fulfill this need.

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

     On occasion, we have licensed our software products as a component of our fixed price solutions implementations. In such instances, the software products are licensed to the customer over the specified term of the agreement with support and maintenance to be provided over the license term. Under these arrangements, where vendor-specific objective evidence of fair value (“VSOE”) does not exist to allocate a portion of the total fee to the undelivered elements, revenue is recognized ratably over the term of the agreement. Costs incurred under these arrangements are deferred and recognized in proportion to revenue recognized under these arrangements.

     Software Licenses and Support and Maintenance — We have also licensed our software products separate from our solution implementation services. In such cases revenue is recognized under the residual method when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and the arrangement does not require services that are essential to the functionality of the software. When arrangements include multiple elements such as support and maintenance, consulting (other than for our fixed price solution implementations), installation and training services, revenue is allocated to each element of a transaction based upon its fair value as determined by our VSOE. VSOE is generally established for maintenance based upon negotiated renewal rates while VSOE for consulting, installation and training services is established based upon our customary pricing for such services when sold separately. Revenue from support and maintenance services is recognized ratably over the term of the support and maintenance contract, generally one year, while revenue from consulting, installation and training services is recognized as the services are performed. When VSOE does not exist to allocate a portion of the total fee to the undelivered elements revenue is recognized ratably over the term of the underlying element for which VSOE does not exist. No revenue has been recognized under arrangements with extended payment terms in excess of amounts due.

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

Goodwill and Acquired Intangible Assets

     As of March 31, 2004, we had $61.7 million of goodwill and intangible assets. In assessing the recoverability of our goodwill and intangible assets, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We evaluate goodwill for impairment pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As of December 31, 2003, we completed our annual testing requirements and determined that the carrying value of goodwill had not been impaired.

     We are currently amortizing our acquired intangible assets over estimated useful lives of periods ranging from 1 to 4 years, which is based on the estimated period of benefit to be delivered from such assets. However, a decrease in the estimated useful lives of such assets will cause additional amortization expense or an impairment of such asset in future periods.

Realization of Deferred Tax Assets

     Realization of deferred tax assets is dependent on our ability to generate future taxable income and utilize tax planning strategies. We have recorded a deferred tax asset in the amount that is more likely than not to be realized based on current estimations and assumptions. We evaluate the need for a valuation allowance on a quarterly basis. Any resulting changes to the valuation allowance will result in an adjustment to income in the period the determination is made.

Results of Operations

     The following table sets forth, for years indicated, the percentage of total revenue represented by the line items reflected in our consolidated statements of operations:

	Three Months Ended March 31,
	2004	2003
Revenue:
Design-to-silicon-yield solutions	92%	89%
Gain share	8	11

Total revenue	100	100

Costs and expenses:
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	34	38
Amortization of acquired core technology	11	1
Research and development	41	48
Selling, general and administrative	30	29
Stock-based compensation amortization	2	7
Amortization of other acquired intangible assets	3	—

Total costs and expenses	121	123

Loss from operations	(21)	(23)
Interest and other income	1	4

Loss before taxes	(20)	(19)
Income tax benefit	(5)	(4)

Net loss	(15)%	(15)%

Three Months Ended March 31, 2004 and 2003

	Three Months ended March, 31,			Three Months ended March, 31,
					2004	2003
			$	%	% of	% of
Revenue	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Design-to-silicon-yield solutions	$11,695	$8,108	$3,587	44%	92%	89%
Gain share	981	959	22	2%	8%	11%

Total	$12,676	$9,067	$3,609	40%	100%	100%

     Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue is derived from solution implementations, software licenses and software support and maintenance. The increase in Design-to-Silicon-Yield solutions revenue of $3.6 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was attributable to a greater number of solution implementations as well as an increase in sales of our software applications primarily from new products obtained in our acquisition of IDS.

     Gain Share. Gain share revenue represents profit sharing and performance incentives earned based upon our customer reaching certain defined operational levels. Gain share revenue grew approximately $22,000 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Our gain share revenue may continue to fluctuate from period to period. Our continued receipt of gain share revenue is dependent on many factors which are outside our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing gain share provisions.

	Three Months ended March, 31,			Three Months ended March, 31,
					2004	2003
Cost of Design-to-Silicon Yield			$	%	% of	% of
Solutions	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Direct costs of design-to-silicon- yield solutions	$4,354	$3,444	$910	26%	34%	38%
Amortization of acquired core technology	1,350	41	1,309	3,193%	11%	0%

Total	$5,704	$3,485	$2,219	64%	45%	38%

     Direct Costs of Design-to-Silicon-Yield Solutions. Direct costs of Design-to-Silicon-Yield solutions consist of material, labor and overhead costs associated with solution implementations. Costs include purchased material, employee compensation and benefits, travel and facilities-related costs. The increase in the direct costs of Design-to-Silicon-Yield solutions of $910,000 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily attributable to increased personnel costs necessary to support our increased Design-to-Silicon-Yield Solutions implementations. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contract was executed. Any such reductions in contract margin could have a material negative impact on our operating results.

     Amortization of Acquired Core Technology. The increase in amortization of acquired core technology of $1.3 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily attributable to the recognition and amortization of acquired core technology associated with our acquisitions of IDS and WaferYield during 2003. We anticipate amortization of acquired core technology to be $4.0 million for the remaining nine months in 2004, $5.2 million in 2005, $5.2 million in 2006 and $3.2 million in 2007.

	Three Months ended March, 31,			Three Months ended March, 31,
					2004	2003
			$	%	% of	% of
Research and Development	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$5,218	$4,332	$886	20%	41%	48%

     Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations. The increase in research and development expenses of $886,000 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily due to increased personnel-related expenses, a result of our acquisitions of IDS and WaferYield and expansion of development activities in Europe. We anticipate that we will continue to commit considerable resources to research and development in the future and that these expenses may increase in absolute dollars.

	Three Months ended March, 31,			Three Months ended March, 31,
					2004	2003
Selling, General and			$	%	% of	% of
Administrative	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$3,797	$2,662	$1,135	43%	30%	29%

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations. The increase in selling, general and administrative expenses of $1.1 million in for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily due to an increase in personnel-related expenses, particularly in sales and marketing functions primarily as a result of the acquisitions of IDS and WaferYield. We expect that selling, general and administrative expenses will increase in absolute dollars to support increased selling and administrative efforts in the future.

	Three Months ended March, 31,			Three Months ended March, 31,
					2004	2003
Stock-Based Compensation			$	%	% of	% of
Amortization	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Stock-based compensation amortization	$255	$649	$(394)	(61)%	2%	7%

     Stock-Based Compensation Amortization. The Company amortizes deferred stock-based compensation to expense under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, using the graded vesting method which results in higher amortization expense during the initial period following the respective option grants. The decrease in stock-based compensation amortization of $394,000 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily due to the effects of the graded vesting method of amortization which results in higher amortization expense during the initial periods following the respective option grants, partially offset by stock-based compensation expense associated with unvested stock options assumed in connection with our acquisition of IDS. We anticipate amortization of stock-based compensation to continue to decrease in future periods.

	Three Months ended March, 31,			Three Months ended March, 31,
					2004	2003
Amortization of Other			$	%	% of	% of
Acquired Intangible Assets	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Amortization of Other Acquired Intangible Assets	$410	$—	$410	—	3%	—%

     Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets increased $410,000 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, as a result of the recognition and amortization of acquired other intangible assets associated with our acquisition of IDS. There was no such intangible assets recorded in the comparable period in 2003. We anticipate amortization of these other acquired intangible assets to continue to decrease in future periods.

	Three Months ended March, 31,			Three Months ended March, 31,
					2004	2003
			$	%	% of	% of
Interest and Other Income, net	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and Other Income, net	$153	$375	$(222)	(59)%	1%	4%

     Interest and Other Income, Net. The decrease in interest and other income, net of $222,000 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily due to interest earned on lower average cash and cash equivalent balances resulting from payments in connection with the acquisitions of WaferYield and IDS and lower interest rates.

	Three Months ended March, 31,			Three Months ended March, 31.
					2004	2003
			$	%	% of	% of
Benefit for Income Taxes	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Benefit for Income Taxes	$(713)	$(352)	$(361)	(103)%	(5)%	(4)%

     Benefit for Income Taxes. The increase in tax benefit of $361,000 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily due to the expected realization of certain tax credits during the three months ended March 31, 2004.

Liquidity and Capital Resources

     Net cash provided by operating activities was $2.0 million for the three months ended March 31, 2004 compared to net cash provided by operating activities of $477,000 for the three months ended March 31, 2003. After adjusting the net loss of $1.8 million by the amortization of acquired intangible assets of $1.8 million, depreciation and amortization of $654,000, stock-based compensation of $255,000, and the offset in the change in deferred taxes of $665,000, our adjusted results provided approximately $162,000 in cash. Net cash was also provided by decreases in accounts receivable of $704,000, deferred revenue of $431,000 and prepaid and other assets of $214,000 and increases in accounts payable of $455,000, billings in excess of $311,000 and accrued compensation and related benefits of $249,000, offset by decreases in taxes payable of $292,000 and accrued liabilities of $243,000. The decrease in accounts receivable was due to improved collections during the period. The decrease in prepaid expenses and other assets was primarily the result of decreases in deferred contract costs and prepaid support on internal software tools. The decrease in deferred revenue was the result of recognition of deferred revenue in the current period.

     Net cash used in investing activities was $202,000 for the three months ended March 31, 2004 compared to $272,000 for the three months ended March 31, 2003 Net cashed used in investing activities was primarily the result of purchases of property and equipment to support our growing operations.

     Net cash provided by financing activities was $1.8 million for the three months ended March 31, 2004 compared to $157,000 for the three months ended March 31, 2003. The increase was primarily the result of repayment of employee notes receivable of $1.0 million, and cash proceeds from the exercise by employees of stock options under the 2001 Stock Plan of $657,000.

     As of March 31, 2004, working capital was $44.3 million, compared with $42.6 million as of December 31, 2003. Cash and cash equivalents as of March 31, 2004 were $42.7 million compared to $39.1 million as of December 31, 2003, an increase of $3.6 million. Increases in cash were primarily attributable to the collection of accounts receivables and notes receivables from employees. We expect to experience growth in our overall expenses, in order to execute our business plan. As a result, we anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to fund potential investments in, or acquisitions of, complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.

     We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities. Additionally, we have not entered into any derivative contracts. As of March 31, 2004, we had no foreign currency contracts outstanding.

     We lease our facilities under operating lease agreements that expire at various dates through 2012. The following table represents our future minimum annual lease payments (in thousands):

Year Ending December 31,	Amount
2004 remaining nine months	$2,039
2005	2,380
2006	2,391
2007	2,423
2008	775
Thereafter	1,680

Total	$11,688

     On May 31, 2003, in conjunction with our acquisition of WaferYield, we recognized $1.5 million in other liabilities associated with future payments that are contingent upon the attainment of certain revenue performance objectives. The agreement also requires additional payments in the event we achieve further performance objectives as specified in the agreement, up to additional payments of $3.5 million.

Euro-Currency

     The Single European Currency, or Euro, was introduced on January 1, 1999, and we began doing business denominated in the Euro on January 1, 2002. This adoption did not have a material effect on our business.

Recent Accounting Pronouncements

     In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21,

Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”). This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. The guidance in this issue is effective for revenue arrangements entered into in periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have an effect on our financial position and results of operations.

     In October 2003, the EITF reached a consensus on its tentative conclusions for EITF Issue No. 03-05, Applicability of SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than Incidental Software (“EITF No. 03-05”). EITF No. 03-05 discusses that software deliverables are within the scope of SOP 97-2 as are non-software deliverables. We are required to adopt this consensus for fiscal periods beginning after August 2003. The adoption of EITF No. 03-05 did not have an effect on our financial position and results of operations.

     The Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”), in January 2003, and a revised interpretation of FIN No. 46 (“FIN No. 46-R”) in December 2003. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN No. 46-R did not have an impact on our financial position, results of operations or cash flows.

     In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”), which supercedes SAB No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”). SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements and to rescind the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB No. 101. The adoption of SAB No. 104 did not have an effect on our financial position and results of operations.

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

     Our gain share revenue for a particular product is largely determined by the volume of that product our customer is able to sell to its customers, which is outside of our control. We have limited ability to predict the success or failure of our customers’ IC products. Further, our customers may implement changes to their manufacturing processes during the gain share period, which could negatively affect yield results, which is beyond our control. We may commit a significant amount of time and resources to a customer who is ultimately unable to sell as many units as we had anticipated when contracting with them or who makes unplanned changes to their processes. Since we currently work on a small number of large projects, any product that does not achieve commercial viability or a significant increase in yield could significantly reduce our revenue and results of operations below expectations. In addition, if we work with two directly competitive products, volume in one may offset volume, and any of our related gain share, in the other product. Further, decreased demand for semiconductor products decreases the volume of products our customers are able to sell, which may adversely affect our gain share revenue.

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

     Historically, we have had a small number of large customers for our core Design-to-Silicon-Yield solutions and we expect this to continue in the near term. In the three months ended March 31, 2004, four customers accounted for 67% of our total net revenue, with Toshiba representing 21%, Texas Instruments representing 18%, Matsushita representing 14%, and Motorola representing 14%, respectively. For the year ending December 31, 2003 Toshiba, Texas Instruments, Matsushita and Motorola represented 25%, 9%, 13% and 1% respectively. The loss of any of these customers or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers.

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

     We have experienced losses in the five most recent quarters. We may not achieve or subsequently maintain profitability if our revenue increases more slowly than we expect or not at all. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $21.2 million as of March 31, 2004. We expect to continue to incur significant expenses in connection with:

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

     We derive a majority of our revenue from international sales, principally from customers based in Asia. Revenue generated from customers in Asia accounted for 53% of total revenue in the three months ended March 31,

2004. During the year ended December 31, 2003 revenue generated from customers in Asia was 70%. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Asia. We are subject to risks inherent in doing business in international markets. These risks include:

•	some of our key engineers and other personnel who are foreign nationals may have difficulty gaining access to the United States and other countries in which our customers or our offices may be located;

•	greater difficulty in collecting account receivables resulting in longer collection periods;

•	language and other cultural differences may inhibit our sales and marketing efforts and create internal communication problems among our U.S. and foreign research and development teams;

•	compliance with, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar;

•	currency risk due to the fact that expenses for our international offices are denominated in the local currency, including the Euro, while virtually all of our revenue is denominated in U.S. dollars;

•	in the event a larger portion of our revenue becomes denominated in foreign currencies, we would be subject to a potentially significant exchange rate risk; and

•	economic or political instability.

     In Japan, in particular, we face the following additional risks:

•	any recurrence of an overall downturn in Asian economies could limit our ability to retain existing customers and attract new ones in Asia;

•	if the U.S. dollar increases in value relative to the Japanese Yen, the cost of our solutions will be more expensive to existing and potential Japanese customers and therefore less competitive; and

•	if any of these risks materialize, we may be unable to continue to market our solutions successfully in international markets.

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

Legislative actions, higher insurance cost and potential new accounting pronouncements are likely to cause our general and administrative expenses to increase and impact our future financial position and results of operations.

     In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by Nasdaq, and proposed accounting changes by the Securities and Exchange Commission, we may be required to increase our internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Insurers are also likely to increase premiums as a result of the high claims rates incurred over the past year, and so our premiums for our various insurance policies, including our directors’ and officers’ insurance policies, are likely to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

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

     Interest Rate Risk. As of March 31, 2004, we had cash and cash equivalents of $42.7 million, consisting of cash and highly liquid money market instruments with maturities of 90 days or less. Because of the short maturities of those instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 10% from the market rates in effect at March 31, 2004 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and increased interest expense.

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

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by the quarterly report on Form 10-Q, have concluded that our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the timeframes specified in the SEC’s rules and forms.

     (b) Changes in Internal Controls Over Financial Reporting. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our first fiscal quarter of 2004.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Not Applicable.

Item 2. Changes in Securities and Use of Proceeds

     (d) Use of Proceeds. Our first registration statement, filed on Form S-1 (Registration No. 333-43192) related to our initial public offering was declared effective by the SEC on July 26, 2001. There has been no change to the disclosure contained in our report on Form 10-K for the year ended December 31, 2003, as amended, with respect to the use of proceeds generated by our initial public offering.

     (e) Stock Repurchases. The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended March 31, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number
(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	(a) Total Number of	(b) Average Price	of Publicly	Purchased Under the
	Shares (or Units)	Paid Per Share (or	Announced Plans or	Plans or
Period	Purchased	Unit)	Programs(1)	Programs(1)
Month #1 (January 1, 2004 through January 31, 2004)	—	—	—	$10,000,000
Month #2 (February 1, 2004 through February 29, 2004)	—	—	—	$10,000,000
Month #3 (March 1, 2004 through March 31, 2004)	—	—	—	$10,000,000

Total	—	—	—

(1)	On March 26, 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to $10 million of our outstanding common stock may be repurchased; the repurchase program has no set expiration or termination date. As of March 31,2004, no shares had been repurchased under the program. As of May 10, 2004, we had purchased 100,000 shares under the program at an average price per share of $9.66 and approximately $9 million remained available for repurchases.

Item 3. Defaults on Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit
Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.**

3.2	Amended and Restated Bylaws of PDF Solutions, Inc.**

4.1	Specimen Stock Certificate**

4.2	Second Amended and Restated Rights Agreement dated July 6, 2001*

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer and Vice President of Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.02	Certification the Chief Financial Officer and Vice President of Finance and Administration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(b)	Reports on Form 8-K:

1.	On January 27, 2004, we filed a report on Form 8-K under Items 7 and 12 relating to our financial information for the quarter and year ended December 31, 2004 and certain forward-looking statements relating to our operational results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004	By:	/s/ John K. Kibarian

John K. Kibarian
President and Chief Executive Officer

	By:	/s/ P. Steven Melman

P. Steven Melman
Chief Financial Officer and Vice President,
Finance and Administration

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.**

3.2	Amended and Restated Bylaws of PDF Solutions, Inc.**

4.1	Specimen Stock Certificate**

4.2	Second Amended and Restated Rights Agreement dated July 6, 2001*

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer and Vice President of Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.02	Certification the Chief Financial Officer and Vice President of Finance and Administration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.