Form 10-Q
period 2004-06-30
PDF SOLUTIONS INC
filed 2004-08-09
CIK 1120914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-31311

______________

PDF SOLUTIONS, INC.

(Exact name of Registrant as Specified in its Charter)

______________

Delaware (State or Other Jurisdiction of Incorporation or Organization)	25-1701361 (I.R.S. Employer Identification No.)

333 West San Carlos Street, Suite 700 San Jose, California (Address of Principal Executive Offices)	95110 (Zip Code)

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

Yes ☒   No ☐

The number of shares outstanding of the Registrant’s Common Stock as of August 4, 2004 was 25,393,983.

PDF SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amounts)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$42,472	$39,110
Accounts receivable, net of allowances of $254 in 2004 and $504 in 2003	11,736	11,869
Prepaid expenses and other current assets	2,346	2,614
Deferred tax assets	1,549	1,808

Total current assets	58,103	55,401
Property and equipment, net	3,550	4,110
Goodwill	40,590	40,548
Intangible assets, net	18,910	22,906
Other assets	1,020	1,002

Total assets	$122,173	$123,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,726	$835
Accrued compensation and related benefits	1,900	1,952
Other accrued liabilities	1,531	1,485
Other acquisition obligations	1,049	1,880
Taxes payable	3,817	2,871
Deferred revenue	3,649	3,300
Billings in excess of recognized revenue	1,320	465

Total current liabilities	14,992	12,788
Long-term liabilities	307	287
Deferred tax liabilities	2,011	4,340

Total liabilities	17,310	17,415

Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding in 2004 and 2003	—	—
Common stock, $0.00015 par value, 75,000 shares authorized: shares issued and outstanding 25,379 in 2004 and 25,432 in 2003	4	4
Additional paid-in-capital	131,185	129,568
Treasury stock at cost, 307 shares in 2004 and none in 2003	(2,942)	—
Deferred stock-based compensation	(298)	(688)
Notes receivable from stockholders	(1,469)	(3,025)
Accumulated deficit	(21,665)	(19,361)
Accumulated other comprehensive income	48	54

Total stockholders’ equity	104,863	106,552

Total liabilities and stockholders’ equity	$122,173	$123,967

See notes to consolidated financial statements

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Revenue:
Design-to-silicon-yield solutions	$13,513	$8,034	$25,208	$16,142
Gain share	1,656	2,056	2,637	3,015

Total revenue	15,169	10,090	27,845	19,157

Cost and expenses:
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	5,369	3,514	9,723	6,958
Amortization of acquired core technology	1,327	124	2,677	165
Research and development	4,822	4,370	10,040	8,702
Selling, general and administrative	3,622	2,953	7,419	5,615
Stock-based compensation amortization*	292	329	547	978
Amortization of other acquired intangible assets	410	—	820	—

Total costs and expenses	15,842	11,290	31,226	22,418

Loss from operations	(673)	(1,200)	(3,381)	(3,261)
Interest and other income, net	138	345	291	720

Loss before taxes	(535)	(855)	(3,090)	(2,541)
Tax benefit	(75)	(179)	(788)	(531)

Net loss	$(460)	$(676)	$(2,302)	$(2,010)

Net loss per share:
Basic and diluted	$(0.02)	$(0.03)	$(0.09)	$(0.09)

Weighted average common shares:
Basic and diluted	25,337	22,614	25,319	22,551

* Stock-based compensation amortization:
Cost of design-to-silicon-yield solutions	$9	$86	$37	$216
Research and development	274	155	476	563
Selling, general and administrative	9	88	34	199

	$292	$329	$547	$978

See notes to consolidated financial statements

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,	June 30,
	2004	2003
Operating activities:
Net loss	$(2,302)	$(2,010)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,281	983
Stock-based compensation	390	978
Amortization of acquired intangible assets	3,496	165
Deferred taxes	(2,070)	(66)
Changes in operating assets and liabilities:
Accounts receivable	133	1,340
Prepaid expenses, other current assets and other assets	250	(784)
Accounts payable	891	871
Accrued compensation and related benefits	(52)	767
Accrued liabilities	(283)	(278)
Deferred revenue	349	(2,333)
Taxes payable	946	(1,152)
Billings in excess of recognized revenue	855	(332)

Net cash provided by (used in) operating activities	3,884	(1,851)

Investing activities:
Purchases of property and equipment	(721)	(903)
Business acquired in purchase transaction, net of cash acquired	—	(2,640)

Net cash used in investing activities	(721)	(3,543)

Financing activities:
Exercise of stock options	928	41
Proceeds from employee stock purchase plan	689	543
Collection of notes receivable from stockholders	1,556	373
Repurchase of common stock	(2,942)	—
Principal payments on long-term obligations	(24)	(8)

Net cash provided by financing activities	207	949

Effect of exchange rate changes on cash and cash equivalents	(8)	28

Net increase (decrease) in cash and cash equivalents	3,362	(4,417)
Cash and cash equivalents, beginning of period	39,110	71,490

Cash and cash equivalents, end of period	$42,472	$67,073

Supplemental disclosure of cash flow information —
Cash paid during the period for:
Taxes	$267	$720

Interest	$—	$1

See notes to consolidated financial statements

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

Significant Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A significant portion of the Company’s revenues require estimates in regards to total costs which may be incurred and revenues earned because the Company uses the cost-to-cost percentage of completion method of contract accounting. Actual results could differ from these estimates.

Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 Accounting for Stock Issued to Employees (“APB No. 25”), and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 , Accounting for Stock-Based Compensation, (“SFAS No. 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures. Deferred compensation recognized under APB No. 25 is amortized to expense using the graded vesting method. The Company accounts for stock options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and its related interpretations under the fair value based method.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net loss as reported:	$(460)	$(676)	$(2,302)	$(2,010)
Add: stock-based employee compensation expense included in reported net loss under APB No. 25	292	329	547	751
Deduct: total employee stock-based compensation determined under fair value based method for all awards, net of related tax effects	(1,263)	(2,968)	(2,694)	(4,896)

Pro forma net loss	$(1,431)	$(3,315)	$(4,449)	$(6,155)

Basic and diluted net loss per share:
As reported:
Basic and diluted	$(0.02)	$(0.03)	$(0.09)	$(0.09)

Pro forma basic and diluted:
Basic and diluted	$(0.06)	$(0.15)	$(0.18)	$(0.27)

     During the three months ended June 30, 2004, the Company recorded $157,000 in compensation expense associated with the acceleration of vesting of certain options to a former employee of the Company. The compensation expense reflected the intrinsic value of such options at the time of acceleration. Additionally, during the six months ended June 30, 2003, the Company recorded $227,000 in compensation expense for the fair value of options granted to two non-employees associated with 45,000 common shares granted under the 2001 Stock Plan. Such options were granted at an exercise price of $7.59 per share, the fair market value on the grant date, and were fully vested at the date of grant and contained restrictions on when such shares could be sold. Such options were valued, using the Black-Scholes option pricing model with the following weighted average assumptions: contractual life of 5 years; risk-free interest rate of 4.14%; volatility of 80%; and no dividends during the expected term.

2. ACQUISITIONS

IDS Software Systems

     On September 24, 2003, the Company completed its acquisition of IDS Software Systems, Inc (“IDS”). IDS, a privately held company, that developed and licensed yield management software applications and services dedicated to the semiconductor industry to enable customers to monitor manufacturing data and identify areas for yield improvement. The acquisition of IDS provides the Company’s customers with greater capabilities for managing product yield improvement through the use of the acquired technology and services. The aggregate purchase price was $51.0 million which included payments of cash of $23.0 million, the issuance of 2.0 million shares of PDF common stock valued at $25.0 million, the assumption of vested stock options valued at $1.7 million and acquisition costs of $1.3 million. In connection with the acquisition, $1.0 million in cash and 400,000 shares of common stock have been held in escrow as security against certain financial contingencies. Cash payments held in escrow, less any amounts deducted to satisfy contingencies, will be released no later than the 24-month anniversary following the completion of the acquisition. Fifty percent of the shares held in escrow, less any amounts deducted to satisfy contingencies, shall be released upon the 12-month anniversary of the acquisition and the remaining shares shall be released upon the 24-month anniversary of the acquisition. The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (September 3, 2003). The fair value of the options assumed was calculated as of September 24, 2003, based on the Black-Scholes options pricing model. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), and accordingly the Company’s consolidated financial statements from September 24, 2003 include the impact of the acquisition.

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

     During the year ended December 31, 2003, the Company recorded a non-cash adjustment of $172,000, relating to the reversal of excess accruals for acquisition-related expenses. Such adjustment resulted in a reduction of goodwill. During the six months ended June 30, 2004, the Company recorded a non-cash adjustment of $42,000 relating to a change in estimate on abandoned leased facilities assumed during the acquisition. This adjustment resulted in an increase in goodwill.

     The following unaudited pro forma consolidated financial data represents the combined results of operations as if IDS had been combined with the Company at the beginning of the respective period. This pro forma financial data includes the straight line amortization of intangibles over their respective estimated useful lives and excludes the write-off of IPR&D (in thousands):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2003	2003
Revenue	$11,698	$21,499
Pro forma net loss	(1,341)	(4,779)
Pro forma net loss per share – basic and diluted	$(0.05)	$(0.19)

     These results do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the respective periods or the results of operations which may occur in future periods.

WaferYield

     On May 31, 2003 the Company acquired WaferYield, Inc., (“WaferYield”) a privately held company, which primarily included WaferYield’s proprietary shot map WAMA™ technology and related business. The WAMA product offering is designed to optimize semiconductor wafer shot maps to help semiconductor companies achieve greater yield and net die per wafer, higher stepper throughput and reduced probe test costs. The acquisition added to the Company’s product offering and its capabilities in enabling semiconductor companies to improve yield and performance of integrated circuits or ICs. The aggregate purchase price was $4.1 million, which included cash payments of $2.6 million and the recognition of $1.5 million in other liabilities associated with future payments that were contingent upon the attainment of certain revenue performance objectives. Such revenue performance objectives could have resulted in future payments of up to $5.0 million. There were no other assets or liabilities assumed in connection with the acquisition. During the three months ended June 30, 2004, the Company agreed to pay $1.0 million to settle the future incentive agreement. As a result of this settlement, the remaining $4.0 million under the original agreement is no longer payable. Upon final determination of this liability, the Company reduced its core technology intangible asset by $500,000 reflecting the difference between the incentive amount paid and the related liability recorded in connection with the acquisition. The entire purchase price has been allocated to core technology, which is being amortized over an estimated useful life of 4 years. The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, and accordingly, the Company’s consolidated financial statements from May 31, 2003 include the impact of the acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company. Amortization expense associated with acquired core technology recognized in connection with the acquisition is anticipated to be approximately $900,000 annually.

3. RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on its tentative conclusions for EITF Issue No. 03-05, Applicability of SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than Incidental Software (“EITF No. 03-05”). EITF No. 03-05 provides that software deliverables are within the scope of SOP 97-2 as are non-software deliverables. The Company was required to adopt this consensus for fiscal periods beginning after August 2003. The adoption of EITF No. 03-05 did not have an effect on the Company’s financial position and results of operations.

     The Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities (“FIN 46”), in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46-R did not have an impact on the Company’s financial position, results of operations or cash flows.

     In December 2003, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”), which supercedes SAB No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”). SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements and to rescind the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101. The adoption of SAB No. 104 did not have an effect on the Company’s financial position and results of operations.

4. ACCOUNTS RECEIVABLE

     Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $1.8 million and $2.0 million at June 30, 2004 and December 31, 2003, respectively.

5. NET LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss by the weighted-average common shares outstanding for the period (excluding outstanding stock options and shares subject to repurchase). Diluted net loss per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases where the effect would be anti-dilutive. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net loss	$(460)	$(676)	$(2,302)	$(2,010)

Shares:
Weighted average common shares outstanding	25,401	23,131	25,431	23,130
Weighted average common shares outstanding subject to repurchase	(64)	(517)	(112)	(579)

Weighted average shares used in computation – basic and diluted	25,337	22,614	25,319	22,551

Net loss per share – basic and diluted	$(0.02)	$(0.03)	$(0.09)	$(0.09)

     For the three month periods ended June 30, 2004 and 2003, the calculation of diluted net loss per share does not include, respectively, 735,000 and 575,000 outstanding stock options and 64,000 and 517,000 shares of common stock subject to repurchase as the effect would be anti-dilutive for the periods presented. For the six month periods ended June 30, 2004 and 2003, the calculation of diluted net loss per share does not include, respectively, 980,000 and 386,000 outstanding stock options and 112,000 and 579,000 shares of common stock subject to repurchase as the effect would be anti-dilutive for the periods presented.

6. COMPREHENSIVE LOSS

     The components of comprehensive loss are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net loss	$(460)	$(676)	$(2,302)	$(2,010)
Foreign currency translation adjustments	(8)	14	(8)	28

Comprehensive loss	$(468)	$(662)	$(2,310)	$(1,982)

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

     The following table provides information relating to the intangible assets and goodwill contained within the Company’s consolidated balance sheets as of June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004
		Purchase
		Price	Accumulated	Net Carrying
	Cost	Adjustments	Amortization	Amount
Goodwill	$41,282	$(130)	$(562)	$40,590

Acquired identifiable intangibles:
Acquired core technology	$21,602	$(500)	$(5,285)	$15,817
Brand name	2,000	—	(417)	1,583
Other acquired intangibles	2,460	—	(950)	1,510

Total	$26,062	$(500)	$(6,652)	$18,910

	December 31, 2003
		Purchase Price	Accumulated	Net Carrying
	Cost	Adjustments	Amortization	Amount
Goodwill	$41,282	$(172)	$(562)	$40,548

Acquired identifiable intangibles:
Acquired core technology	$21,602	$—	$(2,609)	$18,993
Brand name	2,000	—	(167)	1,833
Other acquired intangibles	2,460	—	(380)	2,080

Total	$26,062	$—	$(3,156)	$22,906

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

     The Company expects that annual amortization of acquired intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2004 (remaining six months)	$3,118
2005	6,004
2006	6,004
2007	3,784

Total	$18,910

8. CUSTOMER AND GEOGRAPHIC INFORMATION

     The Company operates in one segment. The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Customer	2004	2003	2004	2003
A	18%	28%	19%	25%
C	14%	18%	11%	17%
G	13%	16%	13%	15%
H	—	15%	—	16%
I	6%	9%	4%	10%
J	8%	8%	13%	6%

     The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	June 30, 2004	December 31, 2003
A	26%	25%
C	11%	20%
J	11%	18%
M	10%	—

Revenues from customers by geographic area are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Asia	$10,742	$7,583	$17,466	$13,342
United States	3,265	2,369	7,943	4,323
Europe	1,162	138	2,436	1,492

Total	$15,169	$10,090	$27,845	$19,157

As of June 30, 2004 and December 31, 2003, long-lived assets related to PDF Solutions GmbH (formerly AISS), located in Germany, totaled $847,000 and $863,000, respectively, of which $659,000 and $718,000, respectively, relates to acquired intangibles and goodwill. The majority of the Company’s remaining long-lived assets are in the United States.

9. STOCK REPURCHASE PROGRAM

In February 2003, the Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock in the open market. The Company did not repurchase any shares of its common stock under the program during the year ended December 31, 2003 or during the three months ended March 31, 2004. During the three months ended June 30, 2004, the Company repurchased 307,300 shares of its common stock at an average price of $9.58 per share for a total cost of $2.9 million. Under this authorization, the Company may continue to make additional stock repurchases from time to time, depending on market conditions, stock price and other factors. At June 30, 2004, $7.1 million remained available under the program to repurchase additional shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative effect of terms like these or other comparable terminology. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially. All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Certain Risks Which May Affect Our Future Results” set forth at the end of this Item 2 and set forth at the end of Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

     From our incorporation in 1992 through late 1995, we were primarily focused on research and development of our proprietary manufacturing process simulation and yield and performance modeling software. From late 1995 through late 1998, we continued to refine and sell our software, while expanding our offering to include yield and performance improvement consulting services. In late 1998, we began to sell our software and consulting services, together with our newly developed proprietary technologies, as Design-to-Silicon-Yield solutions, reflecting our current business model. In April 2000, we expanded our research and development team and gained additional technology by acquiring AISS, now operating as PDF Solutions, GmbH, which continues to develop software and provide development services to the semiconductor industry. In July 2001, we completed the initial public offering of our common stock. In 2003, we further enhanced our product and service offerings through the acquisitions of IDS and WaferYield.

Industry Trend

     Demand for consumer electronics continues to drive technological innovation as the need for products which have greater performance, lower power consumption, reduced costs and smaller size continues to grow with each new product generation. To meet this demand, IC manufacturers and designers are constantly challenged to improve the overall performance of ICs by designing and manufacturing ICs with more embedded applications to create greater functionality. As a result, in 2003 and the first half of 2004 more and more companies expanded or advanced their design and manufacturing processes to develop and produce deep submicron ICs containing component sizes measured at 130 nanometers and below. As this trend continues, companies will continually be challenged to improve process capabilities to optimally produce ICs with minimal systematic and yield loss, which is driven by the lack of compatibility between the design and its respective manufacturing process. Historically, yield loss was predominantly the result of random contamination, or defect-limited yield, within the IC manufacturing process. We believe as volume production of deep submicron ICs continues to grow, the difficulties of integrating IC designs with their respective processes will create a greater need for products and services that address the performance yield loss issues the semiconductor industry is facing today and will face in the future.

Financial Highlights

     We continued to see greater adoption of our products and services through the expansion of our customer base both domestically and internationally. Financial highlights for the three months ended June 30, 2004 were as follows:

•	Revenue for the three months ended June 30, 2004 totaled $15.2 million, a quarterly high, and our 6th quarter of sequential revenue increases. This represents an increase of 50% from revenue of $10.0 million reported for the three months ended June 30, 2003. For the three months ended June 30, 2004, three customers each contributed over 10% of revenue and together accounted for 45% of total revenue compared to four customers each contributing over 10% of revenue and together accounting for 77% of total revenue for the three months ended June 30, 2003. Such statistics support our broadening customer base and less reliance on a few large customers.

•	Net loss of $460,000 for the three months ended June 30, 2004, decreased from a net loss of $676,000 for the three months ended June 30, 2003. The net loss for three months ended June 30, 2004 included amortization of acquired core technology and intangible assets of $1.7 million and stock-based compensation amortization of $292,000 while the net loss for the three months ended June 30, 2003 included amortization of acquired core technology and intangible assets of $124,000 and stock based compensation amortization of $329,000. The increase in revenue and controlled expenses were the primary reasons for the improvement in profitability.

•	Net loss per share decreased to $0.02 for the three months ended June 30, 2004 from $0.03 for the three months ended June 30, 2003.

Financial highlights for the six months ended June 30, 2004 were as follows:

•	Revenue for the six months ended June 30, 2004 totaled $27.8 million, an increase of 45%, from $19.2 million reported for to the six months ended June 30, 2003. For the six months ended June 30, 2004, four customers each contributed over 10% of revenue and together accounted for 56% of total revenue compared to five customers each contributing over 10% of revenue and together accounting for 83% of total revenue for the six months ended June 30, 2003. Such statistics support our broadening customer base and less reliance on a few large customers.

•	Net loss of $2.3 million for the six months ended June 30, 2004, increased from a net loss of $2.0 million for the six months ended June 30, 2003. The net loss for three months ended June 30, 2004 included amortization of acquired core technology and intangible assets of $3.5 million and stock-based compensation amortization of $547,000 while the net loss for the three months ended June 30, 2003 included amortization of acquired core technology and intangible assets of $165,000 and stock based compensation amortization of $978,000. The increase in revenue and controlled expenses were the primary reasons for the improvement in profitability.

•	Net loss per share remained consistent at $0.09 for both the six months ended June 30, 2004 and 2003.

•	Cash increased $3.4 million, to $42.5 million, during the six months ended June 30, 2004. Net cash provided by operating activities and used in investing activities for the six months ended June 30, 2004 totaled $3.9 million and $721,000, respectively. Net cash provided by financing activities for the six months ended June 30, 2004 totaled $207,000. During the three months ended June 30, 2004, we used

$2.9 million to repurchase 307,300 shares of our own common stock at an average price of $9.58. This cash used in investing activities was more than offset by cash provided by collection of notes receivable from shareholders, the exercise of stock options and proceeds from the employee stock purchase plan.

Acquisitions

     On May 31, 2003, we completed our acquisition of WaferYield, which primarily included WaferYield’s proprietary shot map WAMA™ technology and related business. The WAMA product offering is designed to optimize semiconductor wafer shot maps to help semiconductor companies achieve greater yield and net die per wafer, higher stepper throughput and reduced probe test cost. We believe that the acquisition added to our product offering and our capabilities in enabling semiconductor companies to improve yield and performance of ICs. The aggregate purchase price was $4.1 million, which included cash payments of $2.6 million and the recognition of $1.5 million in other liabilities associated with future payments that are contingent upon the attainment of certain revenue performance objectives. Such revenue performance objectives could have resulted in future payments of up to $5.0 million. During the three months ended June 30, 2004, the Company agreed to pay $1.0 million to settle the future incentive agreement. As a result of this settlement, the remaining $4.0 million under the original agreement is no longer payable. Upon final determination of this liability, the Company reduced its core technology intangible asset by $500,000 reflecting the difference between the incentive amount paid and the related liability recorded in connection with the acquisition.

     On September 24, 2003, we completed our acquisition of IDS. IDS developed and licensed yield management software applications and provided services to enable customers to efficiently gather, retrieve and analyze manufacturing data, identifying areas for yield improvement. We believe that our acquisition of IDS provides our customers with greater capabilities for managing product yield improvement through the use of the acquired technology and services. The aggregate purchase price was $51.0 million which included the payment in cash of $23.0 million, the issuance of 2.0 million shares of our common stock valued at $25.0 million, the assumption of stock options valued at $1.7 million and acquisition costs of $1.3 million. In connection with the acquisition, $1.0 million in cash and 400,000 shares of common stock have been held in escrow as security against certain financial contingencies. Cash payments held in escrow, less any amounts deducted to satisfy contingencies, will be released no later than the 24-month anniversary following the completion of the acquisition. Fifty percent of the shares held in escrow, less any amounts deducted to satisfy contingencies, shall be released upon the 12-month anniversary of the acquisition and the remaining shares shall be released upon the 24-month anniversary of the acquisition. In connection with the acquisition, we recorded $39.9 million in goodwill, net of subsequent adjustments related to certain accruals recognized in the acquisition. Goodwill reflects the excess of the purchase paid over the identifiable assets assumed in the acquisition.

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

Critical Accounting Policies

     Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The notes to the consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 which includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods that we use.

General

     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The most significant estimates and assumptions relate to revenue recognition, software development costs, recoverability of goodwill and acquired intangible assets, estimated useful lives of acquired intangibles and the realization of deferred tax assets. Actual amounts may differ from such estimates under different assumptions or conditions.

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

     Solution Implementations — We generate a significant portion of our revenue from fixed-price contracts delivered over a specific period of time. These contracts require the accurate estimation of the cost to perform obligations and the overall scope of each engagement. Revenue under contracts for solution implementation services is recognized as the services are performed using the cost-to-cost percentage of completion method of contract accounting. Losses on solution implementation contracts are recognized when determined. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contract was executed. Any such reductions in contract margin could have a material negative impact on our operating results.

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

     Software Licenses and Support and Maintenance — We have also licensed our software products separate from our solution implementation services. In such cases revenue is recognized under the residual method when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed and determinable, (iv) collectibility is probable and the arrangement does not require services that are essential to the functionality of the software. When arrangements include multiple elements such as support and maintenance, consulting (other than for our fixed price solution implementations), installation and training services, revenue is allocated to each element of a transaction based upon its fair value as determined by our VSOE. VSOE is generally established for maintenance based upon negotiated renewal rates while VSOE for consulting, installation and training services is established based upon our customary pricing for such services when sold separately. Revenue from support and maintenance services is recognized ratably over the term of the support and maintenance contract, generally one year, while revenue from consulting, installation and training services is recognized as the services are performed.

When VSOE does not exist to allocate a portion of the total fee to the undelivered elements revenue is recognized ratably over the term of the underlying element for which VSOE does not exist. No revenue has been recognized under arrangements with extended payment terms in excess of amounts due. If the arrangement includes services that are determined to be essential to the functionality of the software, then the entire fee, less amounts allocated to support and maintenance, are recognized using the cost-to-cost percentage of completion method of contract accounting.

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

Goodwill and Acquired Intangible Assets

     As of June 30, 2004, we had $59.5 million of goodwill and intangible assets. In assessing the recoverability of our goodwill and intangible assets, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We evaluate goodwill for impairment pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As of December 31, 2003, we completed our annual testing requirements and determined that the carrying value of goodwill had not been impaired.

     We are currently amortizing our acquired intangible assets over estimated useful lives of periods ranging from 1 to 4 years, which is based on the estimated period of benefit to be delivered from such assets. However, a decrease in the estimated useful lives of such assets will cause additional amortization expense or an impairment of such asset in future periods.

Realization of Deferred Tax Assets

     Realization of deferred tax assets is dependent on our ability to generate future taxable income and utilize tax-planning strategies. We have recorded a deferred tax asset in the amount that is more likely than not to be realized based on current estimations and assumptions. We evaluate the need for a valuation allowance on an annual basis. Any resulting changes to the valuation allowance will result in an adjustment to income in the period the determination is made.

Results of Operations

The following table sets forth, for years indicated, the percentage of total revenue represented by the line items reflected in our consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue:
Design-to-silicon-yield solutions	89%	80%	91%	84%
Gain share	11	20	9	16

Total revenue	100	100	100	100

Cost and expenses:
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	35	35	35	36
Amortization of acquired core technology	9	1	9	1
Research and development	32	43	36	46
Selling, general and administrative	24	30	27	29
Stock-based compensation amortization	2	3	2	5
Amortization of other acquired intangible assets	3	—	3	—

Total costs and expenses	105	112	112	117

Loss from operations	(5)	(12)	(12)	(17)
Interest and other income, net	1	3	1	4

Loss before taxes	(4)	(9)	(11)	(13)
Tax benefit	(1)	(2)	(3)	(3)

Net loss	(3)%	(7)%	(8)%	(10)%

Comparison of the Three Months Ended June 30, 2004 and 2003

	Three Months Ended June 30,			Three Months Ended June 30,
					2004	2003
			$	%	% of	% of
Revenue	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Design-to-silicon-yield solutions	$13,513	$8,034	$5,479	68%	89%	80%
Gain share	1,656	2,056	(400)	(19)%	11%	20%

Total	$15,169	$10,090	$5,079	50%	100%	100%

     Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue is derived from solution implementations, software licenses and software support and maintenance. The increase in Design-to-Silicon-Yield solutions revenue of $5.5 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was attributable to a greater number of solution implementations as well as an increase in sales of our software applications and related implementation services primarily from new products obtained in our acquisition of IDS.

     Gain Share. Gain share revenue represents profit sharing and performance incentives earned based upon our customers reaching certain defined operational levels. Gain share revenue decreased approximately $400,000 for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The decrease in gain share revenue was primarily attributable to the continued transition of older gain share contracts whose gain share periods had expired coupled with lower initial production volumes by our customers at new technology nodes. Our gain share revenue may continue to fluctuate from period to period. Our continued receipt of gain share revenue is dependent on many factors which are outside our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing gain share provisions.

	Three Months Ended June 30,			Three Months Ended June 30,
					2004	2003
Cost of Design-to-Silicon Yield			$	%	% of	% of
Solutions	2004	2003	Change	Change	Revenue	Revenue
In thousands, except for %’s)
Direct costs of design-to-silicon- yield solutions	$5,369	$3,514	$1,855	53%	35%	35%
Amortization of acquired core technology	1,327	124	1,203	970%	9%	1%

Total	$6,696	$3,638	$3,058	84%	44%	36%

     Direct Costs of Design-to-Silicon-Yield Solutions. Direct costs of Design-to-Silicon-Yield solutions consist of material, labor and overhead costs associated with solution implementations. Costs include purchased material, employee compensation and benefits, travel, facilities-related costs and the cost of utilizing sub-contractors, when such service is required. The increase in the direct costs of Design-to-Silicon-Yield solutions of $1.9 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was primarily attributable to increased personnel costs and the use of sub-contractors necessary to support our increased Design-to-Silicon-Yield Solutions implementations including software implementation services. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contract was executed. Any such reductions in contract margin could have a material negative impact on our operating results.

     Amortization of Acquired Core Technology. The increase in amortization of acquired core technology of $1.2 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was primarily attributable to the recognition and amortization of acquired core technology associated with our acquisitions of IDS and WaferYield during 2003. We anticipate amortization of acquired core technology to be $2.5 million for the remaining six months in 2004, $5.1 million in 2005, $5.1 million in 2006 and $3.1 million in 2007.

	Three Months Ended June 30,			Three Months Ended June 30,
					2004	2003
			$	%	% of	% of
Research and Development	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$4,822	$4,370	$452	10%	32%	43%

     Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations. The increase in research and development expenses of $452,000 for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was primarily due to increased personnel-related expenses, a result of our acquisitions of IDS and WaferYield. We anticipate that we will continue to commit considerable resources to research and development in the future and that these expenses may increase in absolute dollars.

	Three Months Ended June 30,			Three Months Ended June 30,
					2004	2003
Selling, General and			$	%	% of	% of
Administrative	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$3,622	$2,953	$669	23%	24%	29%

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations. The increase in selling, general and administrative expenses of $669,000 for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was primarily due to an increase in outside sales commissions and legal fees, partially offset by a reduction in our allowance for doubtful accounts. We expect that selling, general and administrative expenses will increase in absolute dollars to support increased selling and administrative efforts in the future as we expand our operations to support our growing customer base.

	Three Months Ended June 30,			Three Months Ended June 30,
					2004	2003
Stock-Based Compensation			$	%	% of	% of
Amortization	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Stock-based compensation amortization	$292	$329	$(37)	(11)%	2%	3%

     Stock-Based Compensation Amortization. The Company amortizes deferred stock-based compensation to expense under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, using the graded vesting method which results in higher amortization expense during the initial period following the respective option grants. The decrease in stock-based compensation amortization of $37,000 for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was primarily due to the effects of the graded vesting method of amortization which results in higher amortization expense during the initial periods following the respective option grants, partially offset by stock-based compensation expense associated with unvested stock options assumed in connection with our acquisition of IDS and the recognition of compensation expense of $158,000 associated with the acceleration of vesting of certain options to a former employee. We anticipate amortization of stock-based compensation to continue to decrease in future periods.

	Three Months Ended June 30,			Three Months Ended June 30,
					2004	2003
Amortization of Other			$	%	% of	% of
Acquired Intangible Assets	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Amortization of Other Acquired Intangible Assets	$410	$—	$410	—	3%	—%

     Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets increased $410,000 for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, as a result of the recognition and amortization of acquired other intangible assets associated with our acquisition of IDS. There was no such intangible assets recorded in the comparable period in 2003. We anticipate amortization of these other acquired intangible assets to continue to decrease in future periods.

	Three Months Ended June 30,			Three Months Ended June 30,
					2004	2003
			$	%	% of	% of
Interest and Other Income, net	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and Other Income, net	$138	$345	$(207)	(60)%	1%	3%

     Interest and Other Income, Net. The decrease in interest and other income, net of $207,000 for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was primarily due to interest earned on lower average cash and cash equivalent balances resulting from payments in connection with the acquisitions of WaferYield and IDS, coupled with lower interest rates on such short-term investments.

	Three Months Ended June 30,			Three Months Ended June 30,
					2004	2003
			$	%	% of	% of
Tax Benefit	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Benefit for Income Taxes	$(75)	$(179)	$(104)	(58)%	(1)%	(2)%

     Tax Benefit. The decrease in tax benefit for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was primarily due to a reduced loss before taxes coupled with a change in the overall effective tax rate for the period, as a result of the projected improvement in income before taxes for fiscal year 2004.

Comparison of the Six Months Ended June 30, 2004 and 2003

	Six Months Ended June 30,			Six Months Ended June 30,
					2004	2003
			$	%	% of	% of
Revenue	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Design-to-silicon-yield solutions	$25,208	$16,142	$9,066	56%	91%	84%
Gain share	2,637	3,015	(378)	(13)%	9%	16%

Total	$27,845	$19,157	$8,688	45%	100%	100%

     Design-to-Silicon-Yield Solutions. The increase in Design-to-Silicon-Yield solutions revenue of $9.1 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was attributable to a greater number of solution implementations as well as an increase in sales of our software applications and related implementation services primarily from new products obtained in our acquisition of IDS.

     Gain Share. Gain share revenue decreased $378,000 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The decrease in gain share revenue was primarily attributable to the continued transition of older gain share contracts whose gain share periods had expired coupled with lower initial production volumes by our customers at new technology nodes. Our gain share revenue may continue to fluctuate from period to period. Our continued receipt of gain share revenue is dependent on many factors which are outside our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing gain share provisions.

	Six Months Ended June 30,			Six Months Ended June 30,
					2004	2003
Cost of Design-to-Silicon Yield			$	%	% of	% of
Solutions	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Direct costs of design-to-silicon-yield solutions	$9,723	$6,958	$2,765	40%	35%	36%
Amortization of acquired core technology	2,677	165	2,512	1,522%	9%	1%

Total	$12,400	$7,123	$5,277	74%	44%	37%

     Direct Costs of Design-to-Silicon-Yield Solutions. The increase in the direct costs of Design-to-Silicon-Yield solutions of $2.8 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily attributable to increased personnel costs and the use of sub-contractors necessary to support our increased Design-to-Silicon-Yield Solutions implementations.

     Amortization of Acquired Core Technology. The increase in amortization of acquired core technology of $2.5 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily attributable to the recognition and amortization of acquired core technology associated with our acquisitions of IDS and WaferYield during 2003.

	Six Months Ended June 30,			Six Months Ended June 30,
					2004	2003
			$	%	% of	% of
Research and Development	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$10,040	$8,702	$1,338	15%	36%	46%

     Research and Development. The increase in research and development expenses of $1.3 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily due to increased personnel-related expenses, primarily a result of our acquisitions of IDS and WaferYield and to further advance our technology solutions through new research and development initiatives. We anticipate that we will continue to commit considerable resources to research and development in the future and that these expenses may increase in absolute dollars.

	Six Months Ended June 30,			Six Months Ended June 30,
					2004	2003
Selling, General and			$	%	% of	% of
Administrative	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$7,419	$5,615	$1,804	32%	27%	29%

     Selling, General and Administrative. The increase in selling, general and administrative expenses of $1.8 million in for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily due to increases in employee and outside sales commissions, personnel-related expenses and legal and accounting service fees, partially offset by a reduction in our allowance for doubtful accounts.

	Six Months Ended June 30,			Six Months Ended June 30,
					2004	2003
Stock-Based Compensation			$	%	% of	% of
Amortization	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Stock-based compensation amortization	$547	$978	$(431)	(44)%	2%	5%

     Stock-Based Compensation Amortization. The decrease in stock-based compensation amortization of $431,000 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily due to the effects of the graded vesting method of amortization which results in higher amortization expense during the initial periods following the respective option grants, partially offset by stock-based compensation expense associated with unvested stock options assumed in connection with our acquisition of IDS and the recognition of compensation expense of $158,000 associated with the acceleration of vesting of certain options to a former employee.

	Six Months Ended June 30,			Six Months Ended June 30,
					2004	2003
Amortization of Other			$	%	% of	% of
Acquired Intangible Assets	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Amortization of Other Acquired Intangible Assets	$820	$—	$820	—	3%	—%

     Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets increased $820,000 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, as a result of the recognition and amortization of acquired other intangible assets associated with our acquisition of IDS. There was no such intangible assets recorded in the comparable period in 2003.

	Six Months Ended June 30,			Six Months Ended June 30,
					2004	2003
			$	%	% of	% of
Interest and Other Income, net	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and Other Income, net	$291	$720	$(429)	(60)%	1%	4%

     Interest and Other Income, Net. The decrease in interest and other income, net of $429,000 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily due to interest earned on lower average cash and cash equivalent balances, coupled with lower interest rates on such short-term investments.

	Six Months Ended June 30,			Six Months Ended June 30,
					2004	2003
			$	%	% of	% of
Tax Benefit	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Benefit for Income Taxes	$(788)	$(531)	$(257)	(48)%	(3)%	(3)%

     Tax Benefit. The increase in tax benefit of $257,000 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily due to an increase in net loss before taxes and the expected realization of certain tax credits.

Liquidity and Capital Resources

     Net cash provided by operating activities was $3.9 million for the six months ended June 30, 2004 compared to net cash used by operating activities of $1.9 for the six months ended June 30, 2003. After adjusting the net loss of $2.3 million by the amortization of acquired intangible assets of $3.5 million, depreciation and amortization of $1.3 million, stock-based compensation of $390,000, and the change in deferred taxes of $2.1 million, our adjusted results provided approximately $796,000 in cash. Net cash was also provided by decreases in accounts receivable of $133,000, prepaid expenses, other current assets and other assets of $250,000 and increases in accounts payable of $891,000, billings in excess of revenue of $855,000, taxes payable of $946,000 and deferred revenue of $349,000, offset by decreases in accrued liabilities of $283,000 and accrued compensation and related benefits of $52,000. The decrease in accounts receivable was due to improved collections. The increase in accounts payable was the result of increases in general expenditures to support the growth of the business. The increase in billings in excess of revenue was due to the timing of billing installments specified in certain customer contracts. The increase in taxes payable was primarily due to the decline in net loss before taxes and an increase in foreign withholding taxes. The decrease in prepaid expenses, other current assets and other assets was primarily the result of a decrease in prepaid insurance.

     Net cash used in investing activities was $721,000 for the six months ended June 30, 2004 compared to $3.5 million for the six months ended June 30, 2003. Net cash used in purchases of property and equipment remained relatively flat from year to year while net cash used in investing activities during the six months ended June 30, 2003 included $2.6 million paid in connection with our acquisition of WaferYield.

     Net cash provided by financing activities was $207,000 for the six months ended June 30, 2004 compared to $949,000 for the six months ended June 30, 2003. The increase was primarily the result of repayment of employee notes receivable of $1.6 million, cash proceeds from the exercise by employees of stock options under the 2001 Stock Plan of $928,000 and proceeds from the employee stock purchase plan of $689,000, partially offset by the repurchase of 307,300 shares of our common stock at a average purchase price of $9.58 per share for a total cost of $2.9 million.

     As of June 30, 2004, our working capital was $43.1 million, compared with $42.6 million as of December 31, 2003. Cash and cash equivalents as of June 30, 2004 were $42.5 million compared to $39.1 million as of December 31, 2003, an increase of $3.4 million. Increases in cash were primarily attributable to operating activities. We expect to experience growth in our overall expenses, in order to execute our business plan. As a result, we anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to fund potential investments in, or acquisitions of, complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.

     We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities. Additionally, we have not entered into any derivative contracts. As of June 30, 2004, we had no foreign currency contracts outstanding.

     We lease our facilities under operating lease agreements that expire at various dates through 2012. The following table represents our future minimum annual lease payments (in thousands):

Year Ending December 31,	Amount
2004 (remaining six months)	$1,401
2005	2,475
2006	2,423
2007	2,424
2008	776
Thereafter	1,681

Total	$11,180

Recent Accounting Pronouncements

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

     The Financial Accounting Standards Board (“FASB”) issued Financial Interpretation Number (“FIN”) 46, Consolidation of Variable Interest Entities (“FIN 46”), in January 2003, and a revised interpretation of FIN46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN46-R did not have an impact on our financial position, results of operations or cash flows.

     In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”), which supercedes SAB No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”). SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements and to rescind the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101. The adoption of SAB No. 104 did not have an effect on our financial position and results of operations.

CERTAIN RISKS WHICH MAY AFFECT OUR FUTURE RESULTS

If semiconductor designers and manufacturers do not continue to adopt our Design-to-Silicon-Yield solutions, we may be unable to increase or maintain our revenue.

     If semiconductor designers and manufacturers do not continue to adopt our Design-to-Silicon-Yield solutions, our revenue could decline. To date, we have worked with a limited number of semiconductor companies on a limited number of IC products and processes. To be successful, we will need to continue to enter into agreements covering a larger number of IC products and processes with existing customers and new customers. Our existing customers are primarily large integrated device manufacturers, or IDMs. We target as new customers additional IDMs, fabless semiconductor companies and foundries, as well as system manufacturers. Factors that may limit adoption of our Design-to-Silicon-Yield solutions by semiconductor companies include:

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

     We can only recognize gain share revenue once we have reached agreement with our customers on their level of yield performance improvements. Because measuring the amount of yield improvement is inherently complicated and dependent on our customers’ internal information systems, there may be uncertainty as to some components of measurement. This could result in our recognition of less revenue than expected. In addition, any delay in measuring gain share could cause all of the associated revenue to be delayed until the next quarter. Since we rely on gain share as a significant component of our total revenue, any delay could significantly harm our quarterly results.

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

     Historically, we have had a small number of large customers for our core Design-to-Silicon-Yield solutions and we expect this to continue in the near term. In the six months ended June 30, 2004, four customers accounted for 56% of our total net revenue, with Toshiba representing 19%, Texas Instruments representing 13%, Matsushita representing 13% and Sony representing 11%, respectively. For the year ending December 31, 2003, Toshiba, Texas Instruments, Matsushita and Sony represented 25%, 8%, 13% and 15% respectively. The loss of any of these customers or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers.

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

     We have experienced losses in the six most recent quarters. We may not achieve or subsequently maintain profitability if our revenue increases more slowly than we expect or not at all. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $21.7 million as of June 30, 2004. We expect to continue to incur significant expenses in connection with:

•	funding for research and development;

•	expansion of our solution implementation teams;

•	expansion of our sales and marketing efforts; and

•	additional non-cash charges relating to amortization of intangibles and deferred stock compensation.

     As a result, we will need to significantly increase revenue to achieve and subsequently maintain profitability on a quarterly or annual basis. Any of these factors could cause our stock price to decline.

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

     In order to establish and maintain strategic relationships with industry leaders at each stage of the IC design and manufacturing processes, we may need to expend significant resources and will need to commit a significant amount of management’s time and attention, with no guarantee of success. If we are unable to enter into strategic relationships with these companies, we will not be as effective at modeling existing technologies or at keeping ahead of the technology curve as new technologies are introduced. In the past, the absence of an established working relationship with key companies in the industry has meant that we have had to exclude the effect of their component parts from our modeling analysis, which reduces the overall effectiveness of our analysis and limits our ability to improve yield. We may be unable to establish key industry strategic relationships if any of the following occur:

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

     During 2003, we completed our acquisitions of WaferYield and IDS. Our success in realizing the strategic benefits and growth opportunities to be gained from incorporating the operations of WaferYield and IDS into PDF and the timing of this realization depend upon our successful integration of WaferYield and IDS. The integration of WaferYield and IDS is a complex, costly and time-consuming process. The difficulties of combining our operations associated with these acquisitions include:

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

Our operating results could be adversely affected as a result of purchase accounting treatment and the impact of amortization and impairment of intangible assets relating to business combinations.

     In accordance with generally accepted accounting principles, we accounted for our acquisitions of IDS and WaferYield using the purchase method of accounting. Under the purchase method of accounting, we have allocated the cost of the individual assets acquired and liabilities assumed, including various identifiable intangible assets (such as core technology) and in-process research and development, based on their respective fair values at the date of the completion of the business combinations. Intangible assets are required to be amortized prospectively over their estimated useful lives. Any excess of the purchase price over those fair market values will be accounted for as goodwill. We are not required to amortize goodwill against income but will be subject to periodic reviews for impairment. If we are required to record impairment charges, the charge will negatively impact reported earnings in the period of the charge.

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

     We derive a majority of our revenue from international sales, principally from customers based in Asia. Revenue generated from customers in Asia accounted for 63% of total revenue in the six months ended June 30, 2004. During the year ended December 31, 2003 revenue generated from customers in Asia was 70%. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Asia. We are subject to risks inherent in doing business in international markets. These risks include:

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

Change in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

     Technology companies in general and PDF in particular have a history of depending upon and using broad based employee stock option programs to hire, incentivize and retain employees in a competitive marketplace. Any changes in accounting or income tax rules which would require us to record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options would have a significant negative effect on our reported results. Several agencies and entities are considering, and the Financial Accounting Standards Board has announced, proposals to change generally accepted accounting principles in the United States that, if implemented, would require us to record charges to compensation expense for employee stock option grants. Such a change would result in lower reported earnings per share, which may negatively impact our future stock price. In addition, such a change could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

Worldwide events may reduce our revenues and harm our business.

     Future political or related events similar or comparable to the September 11, 2001 terrorist attacks, or significant military conflicts or long-term reactions of governments and society to such events, may cause significant delays or reductions in technology purchases or limit our ability to travel to certain parts of the world. In addition, such events have had and may continue to have negative effects on financial markets, including significant price and volume fluctuations in securities markets. If such events continue or escalate, our business and results of operations could be harmed and the market price of our common stock could decline.

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

Interest Rate Risk. As of June 30, 2004, we had cash and cash equivalents of $42.5 million, consisting of cash and highly liquid money market instruments with maturities of 90 days or less. Because of the short maturities of those instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 10% from the market rates in effect at June 30, 2004 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and increased interest expense.

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

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the timeframes specified in the SEC’s rules and forms.

     (b) Changes in Internal Controls Over Financial Reporting. There were no material changes in our internal controls or to our knowledge, in other factors that could materially affect our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q.

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

     (e) Stock Repurchases. The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the six months ended June 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	(a) Total Number of	(b) Average Price	of Publicly	Purchased Under the
	Shares (or Units)	Paid Per Share (or	Announced Plans or	Plans or
Period	Purchased	Unit)	Programs (1)	Programs(1)
Month #1 (April 1, 2004 through April 30, 2004)	—	—	—	$10,000,000
Month #2 (May 1, 2004 through May 31, 2004)	307,300	$9.58	307,300	$7,058,019
Month #3 (June 1, 2004 through June 30, 2004)	—	—	—	$7,058,019

Total	307,300	$9.58	307,300

(1)	On March 26, 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to $10.0 million of our outstanding common stock may be repurchased; the repurchase program has no set expiration or termination date. As of June 30, 2004, 307,300 shares had been repurchased under this program at an average per share price of $9.58 and approximately $7.1 million remained available for repurchases.

Item 3. Defaults on Senior Securities

          Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     During the quarter ended June 30, 2004, we submitted the following matters to our stockholders for approval at our Annual Meeting of Stockholders held on May 19, 2004 and the following proposals were adopted by our stockholders by the margins indicated:

Proposals:

1. To elect two (2) Class III nominees to the Board of Directors.

Election of Director	Votes For	Votes Withheld
John Kibarian — Class III Director	22,715,704	294,883
Susan Billat — Class III Director	22,569,255	441,282

     As a result, Mr. Kibarian and Ms. Billat were re-elected as Class III directors of the Registrant for a three year term expiring upon the Annual Meeting next following the fiscal year ending December 31, 2006, or until their respective successors have been duly qualified and elected. Lucio Lanza, Kimon Michaels, B.J. Cassin and Donald L. Lucas continued as directors of the Registrant.

2. To amend the Company’s 2001 Stock Plan to increase the annual grant of options to non-employee directors from 10,000 shares per year to 15,000 shares per year.

Votes For	Votes Against	Votes Withheld	Broker Non-votes
11,556,724	8,690,127	271,488	2,492,198

3. To ratify the appointment by the Audit Committee of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 2004.

Votes for	Votes Against	Votes Abstained	Broker Non-votes
22,760,156	212,532	37,849	0

Item 5. Other Information

          Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

Exhibit
Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.**

3.2	Amended and Restated Bylaws of PDF Solutions, Inc.**

4.1	Specimen Stock Certificate**

4.2	Second Amended and Restated Rights Agreement dated July 6, 2001*

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer and Vice President of Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.02	Certification the Chief Financial Officer and Vice President of Finance and Administration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

     (b) Reports on Form 8-K:

1.	On April 22, 2004, we filed a report on Form 8-K under Items 7 and 12 relating to our financial information for the quarter and year ended March 31, 2004 and certain forward-looking statements relating to our operational results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004	By:	/s/ John K. Kibarian

John K. Kibarian President and Chief Executive Officer

	By:	/s/ P. Steven Melman

P. Steven Melman Chief Financial Officer and Vice President, Finance and Administration

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.**

3.2	Amended and Restated Bylaws of PDF Solutions, Inc.**

4.1	Specimen Stock Certificate**

4.2	Second Amended and Restated Rights Agreement dated July 6, 2001*

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer and Vice President of Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.02	Certification the Chief Financial Officer and Vice President of Finance and Administration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.