Form 10-Q
period 2004-09-30
PDF SOLUTIONS INC
filed 2004-11-09
CIK 1120914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2004

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

Yes [X] No [  ]

The number of shares outstanding of the Registrant’s Common Stock as of November 1, 2004 was 25,371,815.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

PDF SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amounts)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$42,939	$39,110
Accounts receivable, net of allowances of $254 in 2004 and $504 in 2003	15,468	11,869
Prepaid expenses and other current assets	2,653	2,614
Deferred tax assets	1,433	1,808

Total current assets	62,493	55,401
Property and equipment, net	3,444	4,110
Goodwill	40,590	40,548
Intangible assets, net	17,292	22,906
Other assets	798	1,002

Total assets	$124,617	$123,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,594	$835
Accrued compensation and related benefits	2,970	1,952
Other accrued liabilities	2,310	1,485
Other acquisition obligations	552	1,880
Taxes payable	3,285	2,871
Deferred revenue	3,346	3,300
Billings in excess of recognized revenue	2,807	465

Total current liabilities	16,864	12,788
Long-term liabilities	310	287
Deferred tax liabilities	2,584	4,340

Total liabilities	19,758	17,415

Stockholders’ equity:
Preferred stock, $0.00015 par value per share, 5,000 shares authorized, no shares issued and outstanding in 2004 and 2003	—	—
Common stock, $0.00015 par value per share, 75,000 shares authorized: shares issued and outstanding 25,296 in 2004 and 25,432 in 2003	4	4
Additional paid-in-capital	131,910	129,568
Treasury stock at cost, 506 shares in 2004 and none in 2003	(4,806)	—
Deferred stock-based compensation	(209)	(688)
Notes receivable from stockholders	(550)	(3,025)
Accumulated deficit	(21,530)	(19,361)
Accumulated other comprehensive income	40	54

Total stockholders’ equity	104,859	106,552

Total liabilities and stockholders’ equity	$124,617	$123,967

See notes to unaudited consolidated financial statements

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Revenue:
Design-to-silicon-yield solutions	$14,036	$9,033	$39,244	$25,175
Gain share	2,414	2,267	5,051	5,282

Total revenue	16,450	11,300	44,295	30,457

Cost and expenses:
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	5,887	3,768	15,610	10,726
Amortization of acquired core technology	1,266	652	3,943	818
Research and development	4,940	4,421	14,980	13,123
Selling, general and administrative	3,801	3,106	11,220	8,720
Stock-based compensation amortization*	134	366	681	1,344
Amortization of other acquired intangible assets	351	137	1,171	137
Write-off of in-process research and development	—	800	—	800

Total costs and expenses	16,379	13,250	47,605	35,668

Income (loss) from operations	71	(1,950)	(3,310)	(5,211)
Interest and other income	150	278	441	998

Income (loss) before taxes	221	(1,672)	(2,869)	(4,213)
Tax provision (benefit)	86	(441)	(702)	(972)

Net income (loss)	$135	$(1,231)	$(2,167)	$(3,241)

Net income (loss) per share:
Basic	$0.01	$(0.05)	$(0.09)	$(0.14)

Diluted	$0.01	$(0.05)	$(0.09)	$(0.14)

Weighted average common shares:
Basic	25,293	23,002	25,310	22,701

Diluted	25,983	23,002	25,310	22,701

* Stock-based compensation amortization:
Cost of design-to-silicon yield solutions	$2	$77	$39	$293
Research and development	130	222	606	785
Selling, general and administrative	2	67	36	266

	$134	$366	$681	$1,344

See notes to unaudited consolidated financial statements

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
Operating activities:
Net loss	$(2,167)	$(3,241)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,905	1,520
Stock-based compensation	681	1,344
Amortization of acquired intangible assets	5,114	955
Write-off of in-process research and development	—	800
Deferred taxes	(1,381)	(2,271)
Changes in operating assets and liabilities:
Accounts receivable	(3,599)	(1,236)
Prepaid expenses, other current assets and other assets	165	(902)
Accounts payable	759	632
Accrued compensation and related benefits	1,018	1,095
Accrued liabilities	16	(573)
Deferred revenue	46	(3,216)
Taxes payable	414	447
Billings in excess of recognized revenue	2,342	(273)

Net cash provided by (used in) operating activities	5,313	(4,919)

Investing activities:
Purchases of property and equipment	(1,239)	(1,698)
Business acquired in purchase transaction, net of cash acquired	—	(20,520)

Net cash used in investing activities	(1,239)	(22,218)

Financing activities:
Exercise of stock options	1,450	406
Proceeds from employee stock purchase plan	689	543
Collection of notes receivable from stockholders	2,475	1,232
Repurchase of common stock	(4,806)	—
Principal payments on long-term obligations	(39)	(12)

Net cash provided by (used in) financing activities	(231)	2,169

Effect of exchange rate changes on cash and cash equivalents	(14)	45

Net increase (decrease) in cash and cash equivalents	3,829	(24,923)
Cash and cash equivalents, beginning of period	39,110	71,490

Cash and cash equivalents, end of period	$42,939	$46,567

Supplemental disclosure of cash flow information —
Cash paid during the period for:
Taxes	$267	$720

Interest	$1	$2

See notes to unaudited consolidated financial statements

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

Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 Accounting for Stock Issued to Employees (“APB No. 25”), and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures. Deferred compensation recognized under APB No. 25 is amortized to expense using the graded vesting method. The Company accounts for stock options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and its related interpretations under the fair value based method.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, and accordingly, no expense has been recognized for options granted to employees under the various stock plans. The Company amortizes deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. Had compensation expense been determined for employee awards based on the fair value at the grant date for the awards, consistent with the provisions of SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share would be as follows (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported:	$135	$(1,231)	$(2,167)	$(3,241)
Add: stock-based employee compensation expense included in reported net loss under APB No. 25	89	366	636	1,117
Deduct: total employee stock-based compensation determined under fair value based method for all awards, net of related tax effects	(2,264)	(3,140)	(4,959)	(8,036)

Pro forma net loss	$(2,040)	$(4,005)	$(6,490)	$(10,160)

Basic and diluted net income (loss) per share:
As reported:
Basic and diluted	$0.01	$(0.05)	$(0.09)	$(0.14)

Pro forma basic and diluted:
Basic and diluted	$(0.08)	$(0.17)	$(0.26)	$(0.45)

     During the three months ended September 30, 2004, the Company recorded $45,000 in compensation expense for the fair value of options granted to a non-employee associated with 10,000 common shares granted under the 2001 Stock Plan. Such options were granted at an exercise price of $9.04 per share, the fair market value on the grant date and were fully vested at the date of grant. Such options were valued using the Black-Scholes option pricing model with the following assumptions: contractual life of 2.5 years; risk-free interest rate of 4.14%; volatility of 80%; and no dividends during the expected term. Additionally, during the nine months ended September 30, 2004 the Company recorded $157,000 of compensation associated with the acceleration of vesting of certain options to a former employee of the Company. The compensation expense reflected the intrinsic value of such options at time of acceleration.

     During the nine months ended September 30, 2003, the Company recognized $227,000 in compensation expense for the fair value of 45,000 options granted to two non-employees. Such options were granted at an exercise price of $7.59 per share, the fair market value on the grant date, and were fully vested at the date of grant and contained restrictions on when such shares could be sold. Such options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: contractual life of 5 years; risk-free interest rate of 4.14%; volatility of 80%; and no dividends during the expected term.

2. ACQUISITIONS

IDS Software Systems

     On September 24, 2003, the Company completed its acquisition of IDS Software Systems, Inc. (“IDS”). IDS, a privately held company, that developed and licensed yield management software applications and services dedicated to the semiconductor industry to enable customers to monitor manufacturing data and identify areas for yield improvement. The acquisition of IDS provides the Company’s customers with greater capabilities for managing product yield improvement through the use of the acquired technology and services. The aggregate purchase price was $51.0 million which included payments of cash of $23.0 million, the issuance of 2.0 million shares of PDF common stock valued at $25.0 million, the assumption of vested stock options valued at $1.7 million and acquisition costs of $1.3 million. In connection with the acquisition, $1.0 million in cash and 400,000 shares of common stock were withheld from the purchase price and placed in escrow as security against certain financial contingencies. Cash held in escrow, less any amounts deducted to satisfy contingencies, will be released no later than the 24-month anniversary following the completion of the acquisition. Fifty percent of the shares held in escrow were released upon the 12-month anniversary of the acquisition and the remaining shares, less any amounts deducted to satisfy contingencies, shall be released upon the 24-month anniversary of the acquisition. The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (September 3, 2003). The fair value of the options assumed was calculated as of September 24, 2003, based on the Black-Scholes options pricing model. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), and accordingly the Company’s consolidated financial statements from September 24, 2003 include the impact of the acquisition.

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

     During the year ended December 31, 2003, the Company recorded a non-cash adjustment of $172,000, relating to the reversal of excess accruals for acquisition-related expenses. Such adjustment resulted in a reduction of goodwill. During the nine months ended September 30, 2004, the Company recorded a non-cash adjustment of $42,000 relating to a change in estimate on abandoned leased facilities assumed during the acquisition. This adjustment resulted in an increase in goodwill.

     The following unaudited pro forma consolidated financial data represents the combined results of operations as if IDS had been combined with the Company at the beginning of the respective period. This pro forma financial data includes the straight line amortization of intangibles over their respective estimated useful lives and excludes the write-off of IPR&D (in thousands):

	Three Months Ended	Nine Months
	September 30,	Ended September 30,
	2003	2003
Revenue	$14,158	$35,657
Pro forma net loss	(591)	(5,370)
Pro forma net loss per share – basic and diluted	$(0.02)	$(0.22)

     These results do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the respective periods or the results of operations which may occur in future periods.

WaferYield

     On May 31, 2003 the Company acquired WaferYield, Inc., (“WaferYield”) a privately held company, which primarily included WaferYield’s proprietary shot map WAMA™ technology and related business. The WAMA product offering is designed to optimize semiconductor wafer shot maps to help semiconductor companies achieve greater yield and net die per wafer, higher stepper throughput and reduced probe test costs. The acquisition added to the Company’s product offering and its capabilities in enabling semiconductor companies to improve yield and performance of integrated circuits or ICs. The aggregate purchase price was $4.1 million, which included cash payments of $2.6 million and the recognition of $1.5 million in other liabilities associated with future payments that were contingent upon the attainment of certain revenue performance objectives. Such revenue performance objectives could have resulted in future payments of up to $5.0 million. There were no other assets or liabilities assumed in connection with the acquisition. During 2004, the Company agreed to pay $1.0 million to settle the future incentive agreement. As a result of this settlement, the remaining $4.0 million payable under the original agreement is no longer payable. Upon final determination of this liability, the Company reduced its core technology intangible asset by $500,000 reflecting the difference between the incentive amount paid and the related liability recorded in connection with the acquisition. The entire purchase price has been allocated to core technology, which is being amortized over an estimated useful life of 4 years. The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, and accordingly, the Company’s consolidated financial statements from May 31, 2003 include the impact of the acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company. Amortization expense associated with acquired core technology recognized in connection with the acquisition is anticipated to be approximately $900,000 annually.

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

4. ACCOUNTS RECEIVABLE

     Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $3.4 million and $2.0 million at September 30, 2004 and December 31, 2003, respectively.

5. NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period (excluding outstanding stock options and shares subject to repurchase). Diluted net income per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases where the effect would be anti-dilutive. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$135	$(1,231)	$(2,167)	$(3,241)

Shares:
Weighted average common shares outstanding	25,319	23,394	25,393	23,218
Weighted average common shares outstanding subject to repurchase	(27)	(392)	(83)	(517)

Weighted average shares used in computation:
Basic	25,293	23,002	25,310	22,701

Diluted	25,983	23,002	25,310	22,701

Net income (loss) per share – basic and diluted	$0.01	$(0.05)	$(0.09)	$(0.14)

     For the three month periods ended September 30, 2004 and 2003, the calculation of diluted net loss per share does not include, respectively, 998,000 outstanding stock options and 392,000 shares of common stock subject to repurchase as the effect would be anti-dilutive for the periods presented. For the nine month periods ended September 30, 2004 and 2003, the calculation of diluted net loss per share does not include, respectively, 878,000 and 587,000 outstanding stock options and 83,000 and 517,000 shares of common stock subject to repurchase as the effect would be anti-dilutive for the periods presented.

6. COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$135	$(1,231)	$(2,167)	$(3,241)
Foreign currency translation adjustments	(8)	17	(14)	45

Comprehensive income (loss)	$127	$(1,214)	$(2,181)	$(3,196)

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

     The following table provides information relating to the intangible assets and goodwill contained within the Company’s consolidated balance sheets as of September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004
		Purchase Price	Accumulated
	Cost	Adjustments	Amortization	Net Carrying Amount
Goodwill	$41,282	$(130)	$(562)	$40,590

Acquired identifiable intangibles:
Acquired core technology	$21,602	$(500)	$(6,551)	$14,551
Brand name	2,000	—	(542)	1,458
Other acquired intangibles	2,460	—	(1,177)	1,283

Total	$26,062	$(500)	$(8,270)	$17,292

	December 31, 2003
		Purchase Price	Accumulated
	Cost	Adjustments	Amortization	Net Carrying Amount
Goodwill	$41,282	$(172)	$(562)	$40,548

Acquired identifiable intangibles:
Acquired core technology	$21,602	$—	$(2,609)	$18,993
Brand name	2,000	—	(167)	1,833
Other acquired intangibles	2,460	—	(380)	2,080

Total	$26,062	$—	$(3,156)	$22,906

     As required by SFAS No. 142, the Company performed its transitional impairment test of goodwill as of January 1, 2002, at which time the Company determined that the carrying value of goodwill had not been impaired. SFAS No. 142 also requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. Accordingly, the

Company has selected December 31, as the date to perform the annual testing requirements. As of December 31, 2003, the Company completed its annual testing requirements and determined that the carrying value of goodwill had not been impaired.

     The Company expects that annual amortization of acquired intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2004 (remaining three months)	$1,501
2005	6,004
2006	6,004
2007	3,783

Total	$17,292

8. CUSTOMER AND GEOGRAPHIC INFORMATION

     The Company operates in one segment. The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Customer	2004	2003	2004	2003
A	15%	26%	19%	25%
C	12%	9%	11%	13%
G	12%	12%	13%	14%
H	—	1%	—	11%
I	6%	18%	4%	13%
J	6%	9%	13%	7%

     The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	September 30, 2004	December 31, 2003
A	18%	25%
C	9%	20%
J	6%	18%

     Revenues from customers by geographic area are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Asia	$10,772	$8,376	$28,239	$21,719
United States	3,752	1,895	11,695	6,218
Europe	1,926	1,029	4,361	2,520

Total	$16,450	$11,300	$44,295	$30,457

     As of September 30, 2004 and December 31, 2003, long-lived assets related to PDF Solutions GmbH (formerly AISS), located in Germany, totaled $834,000 and $863,000, respectively, of which $659,000 and $718,000, respectively, relates to acquired intangibles and goodwill. The majority of the Company’s remaining long-lived assets are in the United States.

9. STOCK REPURCHASE PROGRAM

     In February 2003, the Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock in the open market. The Company did not repurchase any shares of its common stock under the program during the year ended December 31, 2003. During the three months ended September 30, 2004, the Company repurchased 198,279 shares of its common stock at an average price of $9.40 per share for a total cost of $1.9 million. For the nine months ended September 30, 2004 the Company has repurchased 505,579 shares at an average price of $9.51 per share for a total cost of $4.8 million. Under this authorization, the Company may continue to make additional stock repurchases from time to time, depending on market conditions, stock price and other factors. At September 30, 2004, $5.2 million remained available under the program to repurchase additional shares.

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

Industry Trend

     Demand for consumer electronics continues to drive technological innovation as the need for products which have greater performance, lower power consumption, reduced costs and smaller size continues to grow with each new product generation. To meet this demand, IC manufacturers and designers are constantly challenged to improve the overall performance of ICs by designing and manufacturing ICs with more embedded applications to create greater functionality. As a result, in 2003 and during the first nine months of 2004 more and more companies expanded or advanced their design and manufacturing processes to develop and produce deep submicron ICs containing component sizes measured at 130 nanometers and below. As this trend continues, companies will continually be challenged to improve process capabilities to optimally produce ICs with minimal systematic and random yield loss, which is driven by the lack of compatibility between the design and its respective manufacturing process. Historically, yield loss was predominantly the result of random contamination, or defect-limited yield, within the IC manufacturing process. We believe as volume production of deep submicron ICs continues to grow, the difficulties of integrating IC designs with their respective processes will create a greater need for products and services that address the performance yield loss issues the semiconductor industry is facing today and will face in the future.

Financial Highlights

     We continued to see greater adoption of our products and services through the expansion of our customer base both domestically and internationally. Financial highlights for the three months ended September 30, 2004 were as follows:

•	Revenue for the three months ended September 30, 2004 totaled $16.4 million, a quarterly high, and our 7th quarter of sequential revenue increases. This represents an increase of 46% from revenue of $11.3 million reported for the three months ended September 30, 2003. This increase is attributable to a greater number of solution implementations as well as an increase in sales of our software applications and related implementation services. For the three months ended September 30, 2004, three customers each contributed over 10% of revenue and together accounted for 39% of total revenue compared to three customers each contributing over 10% of revenue and together accounting for 56% of total revenue for the three months ended September 30, 2003. Such statistics support our broadening customer base and less reliance on a few large customers.

•	Net income of $135,000 for the three months ended September 30, 2004, improved from a net loss of $1.2 million for the three months ended September 30, 2003. The net income for three months ended September 30, 2004 included amortization of acquired core technology and intangible assets of $1.6 million and stock-based compensation amortization of $134,000 while the net loss for the three months ended September 30, 2003 included the write-off of in-process research and development of $800,000, amortization of acquired core technology and intangible assets of $789,000 and stock based compensation amortization of $366,000. The increase in revenue and controlled expenses were the primary reasons for the improvement in profitability.

•	Net income per share was $0.01 for the three months ended September 30, 2004 compared to a net loss per share of $0.05 for the three months ended September 30, 2003, an improvement of $0.06 per share.

Financial highlights for the nine months ended September 30, 2004 were as follows

•	Revenue for the nine months ended September 30, 2004 totaled $44.3 million, an increase of 45% from $30.5 million reported for the nine months ended September 30, 2003. This increase is attributable to a greater number of solution implementations as well as an increase in sales of our software applications and related implementation services. For the nine months ended September 30, 2004, four customers each contributed over 10% of revenue and together accounted for 56% of total revenue compared to five customers each contributing over 10% of revenue and together accounting for 76% of total revenue for the nine months ended September 30, 2003. Such statistics support our broadening customer base and less reliance on a few large customers.

•	Net loss of $2.2 million for the nine months ended September 30, 2004, decreased from a net loss of $3.2 million for the nine months ended September 30, 2003. The net loss for the nine months ended September 30, 2004 included amortization of acquired core technology and intangible assets of $5.1 million and stock-based compensation amortization of $681,000 while the net loss for the nine months ended September 30, 2003 included amortization of acquired core technology and intangible assets of $1.0 million, the write-off of in-process research and development of $800,000 and stock based compensation amortization of $1.3 million. The increase in revenue and controlled expenses were the primary reasons for the improvement in profitability.

•	Net loss per share was $0.09 for the nine months ended September 30, 2004 compared to a net loss per share of $0.14 for the nine months ended September 30, 2004, an improvement of $0.05 per share.

•	Cash increased $3.8 million, to $42.9 million, during the nine months ended September 30, 2004. Net cash provided by operating activities and used in investing activities for the nine months ended September 30, 2004 totaled $5.3 million and $1.2 million, respectively. Net cash used by financing activities for the nine months ended September 30, 2004 totaled $231,000. During the nine months ended September 30, 2004, we used $4.8 million to repurchase 505,579 shares of our own common stock at an average price of $9.51 per share. The cash used in financing activities was partially offset by cash provided by the collection of notes receivable from stockholders, the exercise of stock options and proceeds from the employee stock purchase plan.

Acquisitions

     On May 31, 2003, we completed our acquisition of WaferYield, which primarily included WaferYield’s proprietary shot map WAMA™ technology and related business. The WAMA product offering is designed to optimize semiconductor wafer shot maps to help semiconductor companies achieve greater yield and net die per wafer, higher stepper throughput and reduced probe test cost. We believe that the acquisition added to our product offering and our capabilities in enabling semiconductor companies to improve yield and performance of ICs. The aggregate purchase price was $4.1 million, which included cash payments of $2.6 million and the recognition of $1.5 million in other liabilities associated with future payments that were contingent upon the attainment of certain revenue performance objectives. Such revenue performance objectives could have resulted in future payments of up to $5.0 million. During the nine months ended September 30, 2004, the Company agreed to pay $1.0 million to settle the future incentive agreement. As a result of this settlement, the remaining $4.0 million payable under the original agreement is no longer payable. Upon final determination of this liability, the Company reduced its core technology intangible asset by $500,000 reflecting the difference between the incentive amount paid and the related liability recorded in connection with the acquisition.

     On September 24, 2003, we completed our acquisition of IDS. IDS developed and licensed yield management software applications and provided services to enable customers to efficiently gather, retrieve and analyze manufacturing data, identifying areas for yield improvement. We believe that our acquisition of IDS provides our customers with greater capabilities for managing product yield improvement through the use of the acquired technology and services. The aggregate purchase price was $51.0 million which included the payment in cash of $23.0 million, the issuance of 2.0 million shares of our common stock valued at $25.0 million, the assumption of stock options valued at $1.7 million and acquisition costs of $1.3 million. In connection with the acquisition, $1.0 million in cash and 400,000 shares of common stock were withheld from the purchase price and placed in escrow as security against certain financial contingencies. Cash held in escrow, less any amounts deducted to satisfy contingencies, will be released no later than the 24-month anniversary following the completion of the acquisition. Fifty percent of the shares held in escrow were released upon the 12-month anniversary of the acquisition and the remaining shares, less any amounts deducted to satisfy contingencies, shall be released upon the 24-month anniversary of the acquisition. In connection with the acquisition, we recorded $39.9 million in goodwill, net of subsequent adjustments related to certain accruals recognized in the acquisition. Goodwill reflects the excess of the amount paid over the identifiable assets assumed in the acquisition.

     It is our strategic objective to provide industry standard technologies and services to integrate IC designs and manufacturing processes. With over 30 semiconductor companies as customers and an installed base of over 1,000 dataPOWER users, the acquisition of IDS not only provides us with future revenue streams through the existing product offerings while strengthening the technology available to our professional services teams, but also positions us to establish a de-facto standard for yield management systems in the semiconductor industry. The acquisition broadens our reach into fabrication facilities, providing visibility, analysis capability and data collection from assembly and test equipment on a standardized platform from which we can offer additional standard PDF applications. We believe that the collective technology base will also create a substantial market opportunity to address the needs of product engineers who, in our opinion, represent a largely underserved segment, since they are not normally within the organizations served either by the equipment or electronic design automation companies. Nonetheless, the needs of the product engineer, and the financial impact of their work, are dramatically increasing with the further disaggregation of the industry combined with increasing product-specific yield and performance sensitivities at advanced technology nodes. We believe the IDS acquisition allows us, in the longer term, to provide products and services to fulfill this need.

Critical Accounting Policies

     Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The notes to the consolidated financial statements set forth in this report on Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 which includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods that we use.

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

Goodwill and Acquired Intangible Assets

     As of September 30, 2004, we had $57.9 million of goodwill and intangible assets. In assessing the recoverability of our goodwill and intangible assets, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We evaluate goodwill for impairment pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As of December 31, 2003, we completed our annual testing requirements and determined that the carrying value of goodwill had not been impaired.

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

Results of Operations

     The following table sets forth, for years indicated, the percentage of total revenue represented by the line items reflected in our consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue:
Design-to-silicon-yield solutions	85%	80%	89%	83%
Gain share	15	20	11	17

Total revenue	100	100	100	100

Cost and expenses:
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	36	33	35	35
Amortization of acquired core technology	8	6	9	3
Research and development	30	39	34	43
Selling, general and administrative	23	28	25	29
Stock-based compensation amortization	1	3	2	4
Amortization of other acquired intangible assets	2	1	3	—
In-process research and development	—	7	—	3

Total costs and expenses	100	117	108	117

Income (loss) from operations	0	(17)	(8)	(17)
Interest and other income, net	1	2	1	3

Income (loss) before taxes	1	(15)	(7)	(14)
Tax provision (benefit)	—	(4)	(2)	(3)

Net income (loss)	1%	(11)%	(5)%	(11)%

Comparison of the Three Months Ended September 30, 2004 and 2003

	Three Months Ended September 30,			Three Months Ended September 30,
					2004	2003
			$	%	% of	% of
Revenue	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %'s)
Design-to-silicon-yield solutions	$14,036	$9,033	$5,003	55%	85%	80%
Gain share	2,414	2,267	147	6%	15%	20%

Total	$16,450	$11,300	$5,150	46%	100%	100%

     Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue is derived from solution implementations, software licenses and software support and maintenance. The increase in Design-to-Silicon-Yield solutions revenue of $5.0 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was attributable to a greater number of solution implementations as well as an increase in sales of our software applications and related implementation services primarily from new products obtained in our acquisition of IDS.

     Gain Share. Gain share revenue represents profit sharing and performance incentives earned based upon our customers reaching certain defined operational levels. Gain share revenue increased approximately $147,000 for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase in gain share revenue during the quarter was primarily attributable to our customer’s increasing production volumes at new technology nodes. Our gain share revenue may continue to fluctuate from period to period. Our continued receipt of gain share revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing gain share provisions.

	Three Months Ended September 30,			Three Months Ended September 30,
					2004	2003
Cost of Design-to-Silicon Yield			$	%	% of	% of
Solutions	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Direct costs of design-to-silicon- yield solutions	$5,887	$3,768	$2,119	56%	36%	33%
Amortization of acquired core technology	1,266	652	614	94%	8%	6%

Total	$7,153	$4,420	$2,733	62%	44%	39%

     Direct Costs of Design-to-Silicon-Yield Solutions. Direct costs of Design-to-Silicon-Yield solutions consist of material, labor and overhead costs associated with solution implementations. Costs include purchased material, employee compensation and benefits, travel, facilities-related costs and the cost of utilizing sub-contractors, when such service is required. The increase in the direct costs of Design-to-Silicon-Yield solutions of $2.1 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily attributable to increased personnel-related costs, including the shift of resources from engineering to client services, and travel. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contract was executed. Any such reductions in contract margin could have a material negative impact on our operating results.

     Amortization of Acquired Core Technology. The increase in amortization of acquired core technology of $614,000 for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily attributable to the recognition and amortization of acquired core technology associated with our acquisition of IDS and WaferYield which occurred during September 2003 and May 2003. We anticipate amortization of acquired core technology to be $1.3 million for the remaining three months in 2004, $5.1 million in 2005, $5.1 million in 2006 and $3.1 million in 2007.

	Three Months Ended September 30,			Three Months Ended September 30,
					2004	2003
			$	%	% of	% of
Research and Development	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$4,940	$4,421	$519	12%	30%	39%

     Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations. The increase in research and development expenses of $519,000 for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily due to increased personnel-related expenses, a result of our acquisition of IDS and an increase in outside technical services. We anticipate that we will continue to commit considerable resources to research and development in the future and that these expenses may increase in absolute dollars.

	Three Months Ended September 30,			Three Months Ended September 30,
					2004	2003
Selling, General and			$	%	% of	% of
Administrative	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$3,801	$3,106	$695	22%	23%	28%

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations. The increase in selling, general and administrative expenses of $695,000 for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily due to increases in personnel-related costs, and accounting and legal fees associated with the increase in corporate governance activities. We expect that selling, general and administrative expenses will increase in absolute dollars to support increased selling and administrative efforts in the future as we expand our operations to support our growing customer base.

	Three Months Ended September 30,			Three Months Ended September 30,
					2004	2003
Stock-Based Compensation			$	%	% of	% of
Amortization	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Stock-based compensation amortization	$134	$366	$(232)	(63)%	1%	3%

     Stock-Based Compensation Amortization. The Company amortizes deferred stock-based compensation to expense under APB No. 25 Accounting for Stock Issued to Employees, using the graded vesting method which results in higher amortization expense during the initial period following the respective option grants. The decrease in stock-based compensation amortization of $232,000 for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily due to the effects of the graded vesting method of amortization which results in higher amortization expense during the initial periods following the respective option grants. This decrease was partially offset by the recognition of $45,000 associated with the grant of 10,000 fully-vested stock options to a non-employee. We anticipate amortization of stock-based compensation to continue to decrease in future periods.

	Three Months Ended September 30,			Three Months Ended September 30,
					2004	2003
Amortization of Other			$	%	% of	% of
Acquired Intangible Assets	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Amortization of other acquired intangible assets	$351	$137	$214	156%	2%	1%

     Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets increased $214,000 for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, as a result of the recognition and amortization of acquired other intangible assets associated with our acquisition of IDS. We anticipate amortization of these other acquired intangible assets to continue to decrease in future periods.

	Three Months Ended September 30,			Three Months Ended September 30,
					2004	2003
Write-off of In-process			$	%	% of	% of
Research and Development	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Write-off of in-process research and development	$—	$800	$(800)	(100)%	—	7%

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

	Three Months Ended September 30,			Three Months Ended September 30,
					2004	2003
			$	%	% of	% of
Interest and Other Income, Net	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and other income, net	$150	$278	$(128)	(46)%	1%	2%

     Interest and Other Income, Net. The decrease in interest and other income, of $128,000 for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily due to interest earned on lower average cash and cash equivalent balances resulting from payments in connection with the acquisition of IDS, partially offset by higher interest rates on such short-term investments.

	Three Months Ended September 30,			Three Months Ended September 30,
					2004	2003
			$	%	% of	% of
Tax Provision (Benefit)	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Tax provision (benefit) for Income Taxes	$86	$(441)	$527	(120)%	1%	(4)%

     Tax Provision (Benefit). The increase in tax provision of $527,000 for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily due to a profit before tax being generated compared to a net loss before taxes for the period ending September 30, 2003.

Comparison of the Nine Months Ended September 30, 2004 and 2003

	Nine Months Ended September 30,			Nine Months Ended September 30,
					2004	2003
			$	%	% of	% of
Revenue	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Design-to-silicon-yield solutions	$39,244	$25,175	$14,069	56%	89%	83%
Gain share	5,051	5,282	(231)	(4)%	11%	17%

Total	$44,295	$30,457	$13,838	45%	100%	100%

     Design-to-Silicon-Yield Solutions. The increase in Design-to-Silicon-Yield solutions revenue of $14.1 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was attributable to a greater number of solution implementations as well as an increase in sales of our software applications and related implementation services primarily from new products obtained in our acquisition of IDS.

     Gain Share. Gain share revenue decreased $231,000 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The decrease in gain share revenue was primarily attributable to the continued transition of older gain share contracts whose gain share periods had expired coupled with lower production volumes by our customers at new technology nodes. Our gain share revenue may continue to fluctuate from period to period. Our continued receipt of gain share revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing gain share provisions.

	Nine Months Ended September 30,			Nine Months Ended September 30,
					2004	2003
Cost of Design-to-Silicon Yield			$	%	% of	% of
Solutions	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Direct costs of design-to-silicon- yield solutions	$15,610	$10,726	$4,884	46%	35%	35%
Amortization of acquired core technology	3,943	818	3,125	382%	9%	3%

Total	$19,553	$11,544	$8,009	69%	44%	38%

     Direct Costs of Design-to-Silicon-Yield Solutions. The increase in the direct costs of Design-to-Silicon-Yield solutions of $4.9 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily attributable to increased personnel-related costs, including the shift of resources from engineering to client services, and the use of sub-contractors necessary to support our increased Design-to-Silicon-Yield solutions implementations.

     Amortization of Acquired Core Technology. The increase in amortization of acquired core technology of $3.1 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily attributable to the recognition and amortization of acquired core technology associated with our acquisitions of IDS and WaferYield which occurred during September 2003 and May 2003, respectively.

	Nine Months Ended September 30,			Nine Months Ended September 30,
					2004	2003
			$	%	% of	% of
Research and Development	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$14,980	$13,123	$1,857	14%	34%	43%

     Research and Development. The increase in research and development expenses of $1.9 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily due to increased personnel-related expenses, a result of our acquisitions of IDS and WaferYield in September 2003 and May 2003, respectively. We anticipate that we will continue to commit considerable resources to research and development in the future and that these expenses may increase in absolute dollars.

	Nine Months Ended September 30,			Nine Months Ended September 30,
					2004	2003
Selling, General and			$	%	% of	% of
Administrative	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$11,220	$8,720	$2,500	29%	25%	29%

     Selling, General and Administrative. The increase in selling, general and administrative expenses of $2.5 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily due to increases in employee and outside sales commissions as a result of increased revenue, personnel-related expenses and legal and accounting service fees associated with the increase in corporate governance activities, partially offset by a reduction in our allowance for doubtful accounts.

	Nine Months Ended September 30,			Nine Months Ended September 30,
					2004	2003
Stock-Based Compensation			$	%	% of	% of
Amortization	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Stock-based compensation amortization	$681	$1,344	$(663)	(49)%	2%	4%

     Stock-Based Compensation Amortization. The decrease in stock-based compensation amortization of $663,000 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily attributable to the effects of the graded vesting method of amortization which results in higher amortization expense during the initial periods following the respective option grants. This decrease was partially offset by the recognition of $45,000 and $227,000 associated with the grant of stock options to non-employees in 2004 and 2003, respectively. Additionally, during the nine months ended September 30, 2004 we recognized $157,000 in compensation expense associated with the acceleration of stock options to a former employee.

	Nine Months Ended September 30,			Nine Months Ended September 30,
					2004	2003
Amortization of Other			$	%	% of	% of
Acquired Intangible Assets	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Amortization of other acquired intangible assets	$1,171	$137	$1,034	755%	3%	—

     Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets increased $1.0 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, as a result of the recognition and amortization of acquired other intangible assets associated with our acquisition of IDS.

	Nine Months Ended September 30,			Nine Months Ended September 30,
					2004	2003
Write-off of In-process			$	%	% of	% of
Research and Development	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Write-off of in-process research and development	—	$800	$(800)	(100)%	—	3%

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

	Nine Months Ended September 30,			Nine Months Ended September 30,
					2004	2003
			$	%	% of	% of
Interest and Other Income, Net	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and Other Income, net	$441	$998	$(557)	(56)%	1%	3%

     Interest and Other Income, Net. The decrease in interest and other income, net of $557,000 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily due to interest earned on lower average cash and cash equivalent balances resulting from payments in connection with the acquisitions of WaferYield and IDS, partially offset by higher interest rates on such short-term investments during the nine months ended September 30, 2004.

	Nine Months Ended September 30,			Nine Months Ended September 30,
					2004	2003
			$	%	% of	% of
Tax Provision (Benefit)	2004	2003	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Tax Provision (Benefit) for Income Taxes	$(702)	$(972)	$270	(28)%	(2)%	(3)%

     Tax Provision (Benefit). The decrease in tax benefit of $270,000 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily due to a decrease in the net loss before taxes and the expected realization of certain tax credits.

Liquidity and Capital Resources

     Net cash provided by operating activities was $5.3 million for the nine months ended September 30, 2004 compared to net cash used in operating activities of $4.9 million for the nine months ended September 30, 2003. After adjusting the net loss of $2.2 million by the amortization of acquired intangible assets of $5.1 million, depreciation and amortization of $1.9 million, stock-based compensation of $681,000, and the change in deferred taxes of $1.4 million, our adjusted results provided approximately $4.2 million in cash. Net cash was also provided by increases in billings in excess of recognized revenue of $2.3 million, accrued compensation and benefits of $1.0 million, accounts payable of $759,000, taxes payable of $414,000 and decreases in prepaid expenses, other current assets and other assets of $165,000 offset by an increase in accounts receivable of $3.6 million. The increase in billings in excess of revenue was due to the timing of billing installments specified in certain customer contracts. The increase in accrued compensation and benefits was primarily the result of accruals for personnel costs and sales commissions. The increase in accounts payable was the result of increases in general expenditures to support the growth of the business. The decrease in prepaid expenses, other current assets and other assets was primarily the result of a decrease in prepaid insurance. The increase in accounts receivable is attributable to the increased billings, in accordance with contract terms at the end of the period ending September 30, 2004.

     Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2004 compared to $22.2 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, net cash used in investing activities consisted of the purchase of property and equipment to help support our growth. During the nine months ended September 30, 2003, net cash used in investing activities consisted of $1.7 million in purchases of property and equipment in addition to $17.9 million paid in connection with our acquisition of IDS and $2.6 million paid in connection with our acquisition of WaferYield.

     Net cash used in financing activities was $231,000 for the nine months ended September 30, 2004 compared to net cash provided by financing activities of $2.2 million for the nine months ended September 30, 2003. The decrease was primarily attributable to the repurchase of 505,579 shares of our common stock at a average purchase price of $9.51 per share for a total cost of $4.8 million during the nine months ended September 30, 2004, partially offset by increases in the repayment of employee notes receivable of $1.2 million and the exercise of employee stock options under the 2001 Stock Plan of $1.0 million.

     As of September 30, 2004, our working capital was $45.6 million, compared with $42.6 million as of December 31, 2003. Cash and cash equivalents as of September 30, 2004 were $42.9 million compared to $39.1 million as of December 31, 2003, an increase of $3.8 million. Increases in cash were primarily attributable to operating activities. We expect to experience growth in our overall expenses, in order to execute our business plan. As a result, we anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to repurchase common stock, fund potential investments in, or acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.

     We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities. Additionally, we have not entered into any derivative contracts. As of September 30, 2004, we had no foreign currency contracts outstanding.

     We lease our facilities under operating lease agreements that expire at various dates through 2012. The following table represents our future minimum annual lease payments (in thousands):

Year Ending December 31,	Amount
2004 (remaining three months)	$681
2005	2,475
2006	2,423
2007	2,424
2008	776
Thereafter	1,681

Total	$10,460

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

     Historically, we have had a small number of large customers for our core Design-to-Silicon-Yield solutions and we expect this to continue in the near term. In the nine months ended September 30, 2004, four customers accounted for 56% of our total net revenue, with Toshiba representing 19%, Matsushita representing 13%, Texas Instruments representing 13% and Sony representing 11%, respectively. For the year ending December 31, 2003, Toshiba, Matsushita, Texas Instruments and Sony represented 25%, 13%, 8% and 15% respectively. The loss of any of these customers or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers.

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

     While we were profitable in our most recent quarter we have experienced losses in the nine quarters prior to the most recent quarter. We may not be able to maintain profitability if our revenue increases more slowly than we expect or not at all. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $21.5 million as of September 30, 2004. We expect to continue to incur significant expenses in connection with:

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

     We derive a majority of our revenue from international sales, principally from customers based in Asia. Revenue generated from customers in Asia accounted for 64% of total revenue in the nine months ended September 30, 2004. During the year ended December 31, 2003 revenue generated from customers in Asia was 70%. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Asia. We are subject to risks inherent in doing business in international markets. These risks include:

•	some of our key engineers and other personnel who are foreign nationals may have difficulty gaining access to the United States and other countries in which our customers or our offices may be located;

•	greater difficulty in collecting account receivables resulting in longer collection periods;

•	language and other cultural differences may inhibit our sales and marketing efforts and create internal communication problems among our U.S. and foreign research and development teams;

•	compliance with, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar;

•	currency risk due to the fact that expenses for our international offices are denominated in the local currency, including the Euro, while virtually all of our revenue is denominated in U.S. dollars;

•	in the event a larger portion of our revenue becomes denominated in foreign currencies, we would be subject to a potentially significant exchange rate risk; and

•	economic or political instability.

•	In Japan, in particular, we face the following additional risks:

•	any recurrence of an overall downturn in Asian economies could limit our ability to retain existing customers and attract new ones in Asia;

•	if the U.S. dollar increases in value relative to the Japanese Yen, the cost of our solutions will be more expensive to existing and potential Japanese customers and therefore less competitive; and

•	if any of these risks materialize, we may be unable to continue to market our solutions successfully in international markets.

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

We may have difficulty implementing in a timely manner the processes necessary to allow us to assess and report on the effectiveness of our internal financial controls under the Sarbanes-Oxley Act.

     Pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to furnish a report on our management’s assessment of the design and effectiveness of our system of internal controls over financial reporting as part of our Annual Report on Form 10-K beginning with the fiscal year ending December 31, 2004. Our auditors will also be required to attest to, and report on, our management’s assessment. In order to issue their report, our management must document both the design of our system of internal controls and our testing processes that support our management’s evaluation and conclusion. Our management has started documenting the system design and implementation of the processes necessary to issue its report. During the course of testing, we may identify deficiencies, including those arising from turnover of qualified personnel, which we may not be able to remediate in time to meet the reporting deadline imposed by Section 404 of the Sarbanes-Oxley Act and the costs of which may have a material adverse impact of our results of operations. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that our management can conclude on an ongoing basis that we have effective internal controls and we may not be able to retain independent auditors with sufficient resources to attest to and report on our internal controls. Moreover, our auditors may not agree with our management’s assessment and may send us a deficiency notice that we are unable to remediate on a timely basis. If we are unable to assert as of December 31, 2004 that we have an effective internal controls, our investors could lose confidence in the accuracy and completeness in our financial reports which in turn could cause our stock price to decline.

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

     Interest Rate Risk. As of September 30, 2004, we had cash and cash equivalents of $42.9 million, consisting of cash and highly liquid money market instruments with maturities of 90 days or less. Because of the short maturities of those instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 10% from the market rates in effect at September 30, 2004 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and increased interest expense.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (b) Use of Proceeds. Our first registration statement, filed on Form S-1 (Registration No. 333-43192) related to our initial public offering was declared effective by the SEC on July 26, 2001. There has been no change to the disclosure contained in our report on Form 10-K for the year ended December 31, 2003, as amended, with respect to the use of proceeds generated by our initial public offering.

     (c) Stock Repurchases. The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the nine months ended September 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	(a) Total Number of	(b) Average Price	of Publicly	Purchased Under the
	Shares (or Units)	Paid Per Share (or	Announced Plans or	Plans or
Period	Purchased(1)	Unit)	Programs (1)(2)	Programs(1)(2)
Month #1 (July 1, 2004 through July 31, 2004)	—	—	—	$7,058,019
Month #2 (August 1, 2004 through August 31, 2004)	198,279	$9.40	198,279	$5,193,678
Month #3 (September 1, 2004 through September 30, 2004)	—	—	—	$5,193,678

	198,279	$9.40	198,279

(1)	As of the quarter ended June 30, 2004, 307,300 shares had been purchased under this program at an average per share price of $9.58 and approximately $7.0 million remained available for repurchases.

(2)	On March 26, 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to $10.0 million of our outstanding common stock may be repurchased; the repurchase program has no set expiration or termination date. As of September 30, 2004, 505,579 shares had been repurchased under this program at an average per share price of $9.51 and approximately $5.2 million remained available for repurchases.

Item 3. Defaults on Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits

     (a)Exhibits:

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

Date: November 9, 2004	By:	/s/ John K. Kibarian

John K. Kibarian
President and Chief Executive Officer

	By:	/s/ P. Steven Melman

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