Form 10-Q
period 2005-03-31
PDF SOLUTIONS INC
filed 2005-05-10
CIK 1120914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

or

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

Yes ☑    No ☐

The number of shares outstanding of the Registrant’s Common Stock as of May 6, 2005 was 25,868,410

Item 1. Financial Statements.

PDF SOLUTIONS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$48,388	$45,660
Accounts receivable, net of allowances of $254 in 2005 and 2004	18,370	15,978
Prepaid expenses and other current assets	2,867	2,685
Deferred tax assets	1,550	1,586

Total current assets	71,175	65,909
Property and equipment, net	3,236	3,321
Goodwill	39,886	39,886
Intangible assets, net	14,290	15,791
Other assets	348	500

Total assets	$128,935	$125,407

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,434	$1,023
Accrued compensation and related benefits	2,613	3,209
Other accrued liabilities	1,696	2,593
Taxes payable	3,533	3,286
Deferred revenue	3,704	2,905
Billings in excess of recognized revenue	2,211	1,581

Total current liabilities	15,191	14,597
Long-term liabilities	302	311
Deferred tax liabilities	1,583	1,701

Total liabilities	17,076	16,609

Stockholders’ equity:
Preferred stock, $0.00015 par value per share, 5,000 shares authorized:
no shares issued and outstanding in 2005 and 2004	—	—
Common stock, $0.00015 par value per share, 70,000 shares authorized:
shares issued and outstanding 25,838 in 2005 and 25,645 in 2004	4	4
Additional paid-in-capital	135,856	134,191
Treasury stock at cost, 506 shares in 2005 and 2004	(4,806)	(4,806)
Deferred stock-based compensation	(106)	(148)
Notes receivable from stockholders	(550)	(550)
Accumulated deficit	(18,581)	(19,975)
Accumulated other comprehensive income	42	82

Total stockholders’ equity	111,859	108,798

Total liabilities and stockholders’ equity	$128,935	$125,407

See notes to unaudited consolidated financial statements

PDF SOLUTIONS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenue:
Design-to-silicon-yield solutions:
Integrated solutions	$12,557	$9,506
Software licenses	3,449	2,189
Gain share	2,087	981

Total revenue	18,093	12,676

Costs and expenses:
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions:
Integrated solutions	5,750	4,352
Software license	157	2
Amortization of acquired core technology	1,266	1,350
Research and development	5,336	5,218
Selling, general and administrative	3,914	3,797
Stock-based compensation amortization	42	255
Amortization of other acquired intangible assets	235	410

Total costs and expenses	16,700	15,384

Income (loss) from operations	1,393	(2,708)
Interest and other income, net	272	153

Income (loss) before taxes	1,665	(2,555)
Tax provision (benefit)	271	(713)

Net income (loss)	$1,394	$(1,842)

Net income (loss) per share:
Basic	$0.05	$(0.07)

Diluted	$0.05	$(0.07)

Weighted average common shares:
Basic	25,696	25,301

Diluted	27,129	25,301

* Stock-based compensation amortization:
Cost of design-to-silicon-yield solutions	$—	$28
Research and development	42	202
Selling, general and administrative	—	25

	$42	$255

See notes to unaudited consolidated financial statements

PDF SOLUTIONS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net income (loss)	$1,394	$(1,842)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	577	654
Stock-based compensation	42	255
Amortization of acquired intangible assets	1,501	1,760
Deferred taxes	(82)	(665)
Changes in operating assets and liabilities:
Accounts receivable	(2,392)	704
Prepaid expenses and other assets	(30)	214
Accounts payable	411	455
Accrued compensation and related benefits	(596)	249
Accrued liabilities	(893)	(65)
Taxes payable	247	(292)
Deferred revenue	799	431
Billings in excess of recognized revenue	630	311

Net cash provided by operating activities	1,608	2,169

Investing activities:
Purchases of property and equipment	(492)	(203)

Net cash used in investing activities	(492)	(203)

Financing activities:
Proceeds from exercise of stock options	1,665	657
Collection of notes receivable from stockholders	—	1,026
Principal payments on long-term obligations	(13)	(11)

Net cash provided by financing activities	1,652	1,672

Effect of exchange rate changes on cash and cash equivalents	(40)	—

Net increase in cash and cash equivalents	2,728	3,638
Cash and cash equivalents, beginning of period	45,660	39,110

Cash and cash equivalents, end of period	$48,388	$42,748

Supplemental disclosure of cash flow information -
Cash paid during the period for:
Taxes	$55	$263

See notes to unaudited consolidated financial statements

PDF SOLUTIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The interim unaudited consolidated financial statements included herein have been prepared by PDF Solutions, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments necessary, (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A significant portion of the Company’s revenues require estimates with respect to total costs which may be incurred and revenues earned. Actual results could differ from these estimates.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all significant intercompany balances and transactions. Certain amounts from prior years have been reclassified to conform to current-year presentation.

Revenue Recognition

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

     Design-to-Silicon-Yield Solutions — Design-to-silicon-yield solutions revenue is derived from integrated solutions and software licenses. Revenue recognition for each element of Design-to-Silicon-Yield solutions is summarized as follows:

               Integrated Solutions — The Company generates a significant portion of its revenue from fixed-price contracts delivered over a specific period of time. These contracts require the accurate estimation of the cost to perform obligations and the overall scope of each engagement. Revenue under contracts for solution implementation services is recognized as the services are performed using the cost-to-cost percentage of completion method of contract accounting. Losses on solution implementation contracts are recognized when determined. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. On occasion, the Company has licensed its software products as a component of its fixed price integrated solutions implementations. In such instances, the software products are licensed to the customer over the specified term of the agreement with support and maintenance to be provided over the license term. Under these arrangements, where vendor-specific objective evidence of fair value (“VSOE”) does not exist to allocate a portion of the total fee to the undelivered elements, revenue is recognized ratably over the term of the agreement. Costs incurred under these arrangements are deferred and recognized in proportion to revenue recognized under these arrangements.

Revenue from support and maintenance services is recognized ratably over the term of the support and maintenance contract, generally one year, while revenue from consulting, installation and training services is recognized as the services are performed. When bundled with software licenses in multiple element arrangements, support and maintenance, consulting (other than for our fixed price solution implementations), installation, and training revenue is allocated to each element of a transaction based upon its fair value as determined by the Company’s VSOE. VSOE is generally established for maintenance based upon negotiated renewal rates while VSOE for consulting, installation, and training is established based upon the Company’s customary pricing for such services when sold separately. When VSOE does not exist to allocate a portion of the total fee to the undelivered elements, revenue is recognized ratably over the term of the underlying element for which VSOE does not exist.

               Software Licenses — The Company also licenses its software products separately from its integrated solution implementations. In such cases revenue is recognized under the residual method when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and the arrangement does not require services that are essential to the functionality of the software. When arrangements include multiple elements such as support and maintenance, consulting (other than for our fixed price solution implementations), installation, and training, revenue is allocated to each element of a transaction based upon its fair value as determined by the Company’s VSOE and such services are recorded as integrated solutions. VSOE is generally established for maintenance based upon negotiated renewal rates while VSOE for consulting, installation and training services is established based upon the Company’s customary pricing for such services when sold separately. No revenue has been recognized for software licenses with extended payment terms in excess of amounts due.

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

	Three Months Ended March 31,
	2005	2004
Net income (loss) as reported:	$1,394	$(1,842)
Add: stock-based employee compensation expense included in reported net loss under APB No. 25, net of related tax effects	42	255
Deduct: total employee stock-based compensation determined under fair value based method for all awards, net of related tax effects	(1,328)	(1,431)

Pro forma net income (loss)	$108	$(3,018)

Basic and diluted net income (loss) per share:
As reported	$0.05	$(0.07)

Pro forma	$0.00	$(0.12)

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), Share-Based Payment (“SFAS 123 (R)”), an amendment of SFAS No. 123 and SFAS No. 95 Statement of Cash Flows. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123 (R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing its shares, share options, or other equity instruments or by incurring liabilities based on the price of an entity’s shares or that require settlement by the issuance of equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 (“SAB 107”) which expresses views of the SEC staff regarding the application of SFAS No. 123 (R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123 (R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended the compliance dates for SFAS 123 (R) to provide that the provisions of this statement will be effective for fiscal years beginning on January 1, 2006 for calendar year companies. Although the Company is currently assessing the application of SFAS No. 123 (R), the Company believes that the adoption of this statement will have a material impact on its financial position and results of operations.

     In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004 (“FSP No. 109-2”). FSP No. 109-2 provides guidance under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment of the Jobs Act to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Jobs Act was enacted on October 22, 2004. The Company does not believe that the adoption of FSP No.109-2 will have a material effect on its financial position, results of operation or cash flows.

     Reclassifications — Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

3. ACCOUNTS RECEIVABLE

     Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $3.1 million and $2.8 million at March 31, 2005 and December 31, 2004, respectively.

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

	Three Months Ended March 31,
	2005	2004
Numerator
Net income (loss):	$1,394	$(1,842)

Denominator:
Weighted average common shares outstanding	25,705	25,461
Weighted average common shares outstanding subject to repurchase	(9)	(160)

Denominator for basic calculation	25,696	25,301

Weighted average common shares outstanding subject to repurchase	9	—
Stock options outstanding	1,424	—

Denominator for diluted computation	27,129	25,301

Net income (loss) per share — basic	$0.05	$(0.07)

Net income (loss) per share — diluted	$0.05	$(0.07)

     The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended March 31,
	2005	2004
Shares of common stock subject to repurchase	—	160
Common stock options outstanding	360	1,229

	360	1,389

5. COMPREHENSIVE INCOME (LOSS)

          The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$1,394	$(1,842)
Foreign currency translation adjustments	(40)	—

Comprehensive income (loss)	$1,354	$(1,842)

6. GOODWILL AND PURCHASED INTANGIBLE ASSETS

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

     The following table provides information relating to the intangible assets and goodwill contained within the Company’s consolidated balance sheets as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005
		Purchase Price	Accumulated	Net Carrying
	Cost	Adjustments	Amortization	Amount
Goodwill	$41,282	$(834)	$(562)	$39,886

Acquired identifiable intangible assets:
Acquired core technology	$21,602	$(500)	$(9,083)	$12,019
Brand name	2,000	—	(792)	1,208
Other acquired intangible assets	2,460	—	(1,397)	1,063

Total	$26,062	$(500)	$(11,272)	$14,290

	December 31, 2004
		Purchase Price	Accumulated	Net Carrying
	Cost	Adjustments	Amortization	Amount
Goodwill	$41,282	$(834)	$(562)	$39,886

Acquired identifiable intangible assets:
Acquired core technology	$21,602	$(500)	$(7,817)	$13,285
Brand name	2,000	—	(667)	1,333
Other acquired intangible assets	2,460	—	(1,287)	1,173

Total	$26,062	$(500)	$(9,771)	$15,791

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

     During the year ended December 31, 2003, the Company recorded a non-cash adjustment of $172,000, relating to the reversal of excess accruals for acquisition-related expenses. Such adjustment resulted in a reduction of goodwill. During the year ended December 31, 2004, the Company recorded a non-cash adjustment of $704,000 relating to the reversal of estimated tax liabilities, which were resolved. Such adjustment resulted in a reduction of goodwill. Additionally, during the twelve months ended December 31, 2004, the Company recorded a non-cash adjustment of $42,000 relating to a change in estimate on abandoned leased facilities assumed during the acquisition of IDS Software Systems, Inc. (“IDS”). This adjustment resulted in an increase in goodwill.

     During the year ended December 31, 2004, the Company recorded a non-cash adjustment of $500,000 associated with a reversal of contingent incentive performance amounts originally recorded to acquired core technology in connection with the acquisition of WaferYield, Inc. (“WaferYield”).

     The Company expects the annual amortization of acquired intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2005 (remaining nine months)	$4,503
2006	6,004
2007	3,783

Total	$14,290

7. CUSTOMER AND GEOGRAPHIC INFORMATION

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

     The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended March 31,
Customer	2005	2004
A	11%	21%
C	13%	8%
G	12%	14%
J	8%	18%
L	1%	14%
M	18%	0%

     The Company had accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

Customer	March 31, 2005	December 31, 2004
A	14%	13%
C	10%	14%
N	8%	10%
M	19%	5%
P	10%	5%

     Revenues from customers by geographic area are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Asia	$12,701	$6,724
United States	3,548	4,678
Europe	1,844	1,274

Total	$18,093	$12,676

     As of March 31, 2005 and December 31, 2004, long-lived assets related to PDF Solutions GmbH (formerly AISS), located in Germany, totaled $794,000 and $795,000, respectively, of which $659,000 and $659,000, respectively, relates to acquired intangible assets and goodwill. The majority of the Company’s remaining long-lived assets are in the United States.

8. STOCK REPURCHASE PROGRAM

     In February 2003, the Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock in the open market. As of March 31, 2005, the Company has repurchased 505,579 shares at a weighted average price of $9.51 per share for a total cost of $4.8 million. Under this authorization, the Company may continue to make additional stock repurchases from time to time, depending on market conditions, stock price and other factors. At March 31, 2005, $5.2 million remained available under the program to repurchase additional shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative effect of terms like these or other comparable terminology. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially. All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Certain Risks Which May Affect Future Results” set forth at the end of this Item 2 and set forth at the end of Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2004. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

Industry Trend

     Demand for consumer electronics continues to drive technological innovation as the need for products which have greater performance, lower power consumption, reduced costs and smaller size continues to grow with each new product generation. To meet this demand, IC manufacturers and designers are constantly challenged to improve the overall performance of ICs by designing and manufacturing ICs with more embedded applications to create greater functionality. As a result, in 2004 and early 2005 more and more companies expanded or advanced their design and manufacturing processes to develop and produce deep submicron ICs containing component sizes measured at 130 nanometers and below. As this trend continues, companies will continually be challenged to improve process capabilities to optimally produce ICs with minimal systematic and yield loss, which is driven by the lack of compatibility between the design and its respective manufacturing process. We believe as volume production of deep submicron ICs continues to grow, the difficulties of integrating IC designs with their respective processes will create a greater need for our products and services that address the performance yield loss issues the semiconductor industry is facing today and will face in the future.

Financial Highlights

     During the three months ended March 31, 2005, compared to the three months ended March 31, 2004, we continued to see greater adoption of our products and services through the expansion of our customer base both domestically and internationally. Total revenue for the first fiscal quarter ended March 31, 2005, was $18.1 million, an increase of 43% compared to the first fiscal quarter ended March 31, 2004. Revenue from Design-to-Silicon-Yield integrated solutions for the three months ended March 31, 2005, increased to $12.6 million compared to $9.5 million for the three months ended March 31, 2004. This increase was the result of an increase in the number of integrated solution implementation engagements from the prior period. Revenue from Design-to-Silicon-Yield software licenses for the three months ended March 31, 2005 increased to $3.4 million compared to $2.2 million for the first three months ended March 31, 2004. This increase was due to greater adoption of our software applications from our installed base of customers. Gain share revenue for the three months ended March 31, 2005 increased to $2.1 million compared to $981,000 for the three months ended March 31, 2004. Our gain share revenue may continue to fluctuate from quarter to quarter as a result of each customer’s contractual performance measures for achieving gain share as well as each customer’s production volumes in any given period. We reported net income of $1.4 million for the three months ended March 31, 2005, compared to a net loss of $1.8 million for the three months ended March 31, 2004. The increase in net income was primarily attributable to increased revenues more than offsetting the increase in expenses. Direct cost of Design-to-Silicon-Yield solutions increased 36% to $5.9 million in the first fiscal quarter ended March 31, 2005 from $4.4 million in the comparable period in 2004, primarily as the result of an increase in direct costs associated with the increase of integrated yield ramp engagements. Research and development expenses increased moderately to $5.3 million for the three months ended March 31, 2005, from $5.2 million for the three months ended March 31, 2004, as a result of increased personnel-related expenses. Selling, general and administrative expenses increased moderately to $3.9 million from $3.8 million as a result of increased sales personnel and higher outside sales commissions, partially offset by a decrease in external accounting fees. Amortization of core technology and other acquired intangible assets decreased to $1.5 million for the three months ended March 31, 2005, from $1.8 million for the three months ended March 31, 2004, as a result of certain intangible assets being fully amortized in prior periods. We will continue to monitor and control costs, relative to our revenue growth.

Critical Accounting Policies

     Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The notes to the unaudited consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods that we use.

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

     Design-to-Silicon-Yield Solutions — Design-to-Silicon-Yield solutions revenue is derived from integrated solutions and software licenses. Revenue recognition for each element of Design-to-Silicon-Yield solutions is as follows:

     Integrated Solutions — We generate a significant portion our revenue from fixed-price contracts delivered over a specific period of time. These contracts require the accurate estimation of the cost to perform obligations and the overall scope of each engagement. Revenue under contracts for solution implementation services is recognized as the services are performed using the cost-to-cost percentage of completion method of contract accounting. Losses on solution implementation contracts are recognized when determined. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contract was executed. Any such reductions in contract margin could have a material negative impact on our operating results.

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

Revenue from support and maintenance services is recognized ratably over the term of the support and maintenance contract, generally one year, while revenue from consulting, installation and training services is recognized as the services are performed. When bundled with software licenses in multiple element arrangements, support and maintenance, consulting (other than for our fixed price solution implementations), installation, and training revenue is allocated to each element of a transaction based upon its fair value as determined by our VSOE. VSOE is generally established for maintenance based upon negotiated renewal rates while VSOE for consulting, installation, and training is established based upon our customary pricing for such services when sold separately. When VSOE does not exist to allocate a portion of the total fee to the undelivered elements, revenue is recognized ratably over the term of the underlying element for which VSOE does not exist.

     Software Licenses — We also license our software products separate from our integrated solutions. In such cases revenue is recognized under the residual method when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and the arrangement does not require services that are essential to the functionality of the software. When arrangements include multiple elements such as support and maintenance, consulting (other than for our fixed price solution implementations), installation, and training, revenue is allocated to each element of a transaction based upon its fair value as determined by our VSOE and such services are recorded as integrated solutions. VSOE is generally established for maintenance based upon negotiated renewal rates while VSOE for consulting, installation and training services is established based upon our customary pricing for such services when sold separately. No revenue has been recognized for software licenses with extended payment terms in excess of amounts due.

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

Goodwill and Acquired Intangible Assets

     As of March 31, 2005, we had $54.2 million of goodwill and intangible assets. In assessing the recoverability of our goodwill and intangible assets, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We evaluate goodwill for impairment pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As of December 31, 2004, we completed our annual testing requirements and determined that the carrying value of goodwill had not been impaired.

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

Results of Operations

     The following table sets forth, for years indicated, the percentage of total revenue represented by the line items reflected in our consolidated statements of operations:

	Three Months Ended
	March 31,
	2005	2004
Revenue:
Design-to-silicon-yield solutions
Integrated solutions	69%	75%
Software licenses	19	17
Gain share	12	8

Total revenue	100	100

Costs and expenses:
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions
Integrated solutions	32	34
Software licenses	1	—
Amortization of acquired core technology	7	11
Research and development	29	41
Selling, general and administrative	22	30
Stock-based compensation amortization	—	2
Amortization of other acquired intangible assets	1	3

Total costs and expenses	92	121

Income (loss) from operations	8	(21)
Interest and other income	1	1

Income (loss) before taxes	9	(20)
Tax provision (benefit)	1	(5)

Net income (loss)	8%	(15)%

Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,			Three Months Ended March 31,
					2005	2004
			$	%	% of	% of
Revenue	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Design-to-silicon-yield solutions:
Integrated solutions	$12,557	$9,507	$3,050	32%	69%	75%
Software licenses	3,449	2,188	1,261	58%	19%	17%
Gain share	2,087	981	1,106	113%	12%	8%

Total	$18,093	$12,676	$5,417	43%	100%	100%

     Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue is derived from integrated solutions (including solution implementations, software support and maintenance and training) and software licenses.

     Integrated solutions. The increase in integrated solutions revenue of $3.1 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was attributable to a greater number of solution implementations. Our integrated solutions revenue may fluctuate in the future and is dependent on a number of factors including our ability to obtain new customers at emerging technology nodes and our ability to estimate costs associated with such contracts.

     Software licenses. The increase in software licenses revenue of $1.3 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was due to greater adoption of our software applications, principally from our existing customers, who continue to expand their usage of our software products. Software license revenue may fluctuate in the future and is dependent upon a number of factors including the semiconductor industry’s acceptance of our products, our ability to attract new customers and further penetration of our current customer base.

     Gain Share. Gain share revenue represents profit sharing and performance incentives earned based upon our customer reaching certain defined operational levels. Gain share revenue grew approximately $1.1 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase in gain share revenue was primarily due to a greater number of engagements contributing to gain-share at newer technology nodes. Our gain share revenue may continue to fluctuate from period to period. Our continued receipt of gain share revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing gain share provisions.

	Three Months Ended March 31,			Three Months Ended March 31,
					2005	2004
Cost of Design-to-Silicon			$	%	% of	% of
Yield Solutions	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Direct costs of design-to-silicon- yield solutions: Integrated solutions	$5,750	$4,352	$1,398	32%	32%	34%
Software licenses	157	2	155	7750%	1%	—
Amortization of acquired core technology	1,266	1,350	(84)	(6)%	7%	11%

Total	$7,173	$5,704	$1,469	26%	40%	45%

     Direct Costs of Design-to-Silicon-Yield Solutions. Direct costs of Design-to-Silicon-Yield solutions consists of costs incurred to provide and support our integrated solutions and costs recognized in connection with licensing our software.

     Integrated solutions. Integrated solutions costs consist of material, labor and overhead costs associated with solution implementations. Costs include purchased material, employee compensation and benefits, travel and facilities-related costs. The increase in direct costs of Design-to-Silicon-Yield integrated solutions of $1.4 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily attributable to increased personnel costs necessary to support our increased Design-to-Silicon-Yield solution implementations. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contract was executed. Any such reductions in contract margin could have a material negative impact on our operating results.

     Software Licenses. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products and expenses incurred to produce and distribute our product documentation. The increase in direct costs of Design-to-Silicon-Yield solutions software licenses of $155,000 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily attributable to an increase in license fees and royalties associated with third party software licenses purchased during the period. We expect the cost of software licenses to fluctuate in the future as a result of royalties and license fees paid for third party applications incorporated in our software products.

     Amortization of Acquired Core Technology. The decrease in amortization of acquired core technology of $84,000 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily attributable to certain acquired core technology being fully amortized in prior periods. We anticipate amortization of acquired core technology to be $3.8 million for the remaining nine months in 2005, $5.1 million in 2006 and $3.2 million in 2007.

	Three Months Ended March 31,			Three Months Ended March 31,
					2005	2004
			$	%	% of	% of
Research and Development	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$5,336	$5,218	$118	2%	29%	41%

     Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations. The increase in research and development expenses of $118,000 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to increased personnel-related expenses. We anticipate that we will continue to commit considerable resources to research and development in the future and that these expenses may increase in absolute dollars.

	Three Months Ended March 31,			Three Months Ended March 31,
					2005	2004
Selling, General and			$	%	% of	% of
Administrative	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$3,914	$3,797	$117	3%	22%	30%

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations. The increase in selling, general and administrative expenses of $117,000 in for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to an increase in personnel-related expenses, particularly in the sales function, and higher outside sales commissions, partially offset by a decrease in external accounting fees. We expect that selling, general and administrative expenses will increase in absolute dollars to support increased selling and administrative efforts in the future.

	Three Months Ended March 31,			Three Months Ended March 31,
					2005	2004
Stock-Based Compensation			$	%	% of	% of
Amortization	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Stock-based compensation amortization	$42	$255	$(213)	(84)%	0%	2%

     Stock-Based Compensation Amortization. The Company amortizes deferred stock-based compensation to expense under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, using the graded vesting method that results in higher amortization expense during the initial period following the respective option grants. The decrease in stock-based compensation amortization of $213,000 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to the effects of the graded vesting method of amortization that results in higher amortization expense during the initial periods following the respective option grants. We anticipate amortization of stock-based compensation to continue to decrease throughout 2005.

	Three Months Ended March 31,			Three Months Ended March 31,
					2005	2004
Amortization of Other			$	%	% of	% of
Acquired Intangible Assets	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Amortization of Other Acquired Intangible Assets	$235	$410	$(175)	(43)%	1%	3%

     Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets decreased $175,000 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, as a result of certain intangible assets being fully amortized in prior periods. We anticipate amortization of these other acquired intangible assets to continue to decrease in future periods.

	Three Months Ended March 31,			Three Months Ended March 31,
					2005	2004
			$	%	% of	% of
Interest and Other Income, net	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and Other Income, net	$272	$153	$119	78%	1%	1%

     Interest and Other Income, Net. The increase in interest and other income, net of $119,000 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to interest earned on higher average cash and cash equivalent balances and higher interest rates during the period.

	Three Months Ended March 31,			Three Months Ended March 31,
					2005	2004
Provision/(Benefit) for			$	%	% of	% of
Income Taxes	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Provision (Benefit) for Income Tax	$271	$(713)	$984	(138)%	1%	(5)%

     Provision/(Benefit) for Income Taxes. The increase in tax provision of $984,000 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to income earned during the three months ended March 31, 2005 compared a net loss recognized during the three months ended March 31, 2004.

Liquidity and Capital Resources

     Net cash provided by operating activities was $1.6 million for the three months ended March 31, 2005 compared to net cash provided by operating activities of $2.2 million for the three months ended March 31, 2004. After adjusting the net income of $1.4 million by the amortization of acquired intangible assets of $1.5 million, depreciation and amortization of $577,000, stock-based compensation of $42,000, and the offset in the change in deferred taxes of $82,000, our adjusted results provided approximately $3.4 million in cash. Net cash was also provided by increases in accounts payable of $411,000, deferred revenues of $799,000, taxes payable of $247,000, billings in excess of recognized revenues of $630,000, offset by increases in accounts receivable of $2.4 million, and decreases in accrued compensation and accrued liabilities of $1.5 million. The increase in accounts payable was due to timing of vendor payments coupled with moderate increases in our operating activities. The increase in accounts receivable and in billings in excess of recognized revenues was due to increased revenues during the period as well as the timing of billing milestones specified in contract agreements. The decrease in accrued liabilities was primarily the result of payments made associated with employee variable compensation. The increase in taxes payable is primarily attributable to an increase in taxable income. The increase in deferred revenue was primarily the result of renewals of software support and maintenance contracts in the current period.

     Net cash used in investing activities was $492,000 for the three months ended March 31, 2005 compared to $203,000 for the three months ended March 31, 2004. Net cashed used in investing activities was primarily the result of purchases of property and equipment to support our growing operations.

     Net cash provided by financing activities was $1.7 million for both the three months ended March 31, 2005 and March 31, 2004. Net cash provided by financing activities during the three months ended March 31, 2005 primarily consisted of $1.7 million in proceeds from the exercise of employee stock options. Net cash provided by financing activities during the three months ended March 31, 2004 primarily consisted of the collection of stockholder notes of $1.0 million and proceeds from the exercise of employee stock options of $657,000.

     As of March 31, 2005, working capital was $56.0 million, compared with $51.3 million as of December 31, 2004. Cash and cash equivalents as of March 31, 2005 were $48.4 million compared to $45.7 million as of December 31, 2004, an increase of $2.7 million. Increases in cash were primarily attributable to our operating activities and the exercise of employee stock options. We expect to experience growth in our overall expenses, in order to execute our business plan. As a result, we anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to fund potential investments in, or acquisitions of, complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.

     We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities. Additionally, we have not entered into any derivative contracts. As of March 31, 2005, we had no foreign currency contracts outstanding.

     We lease our facilities under operating lease agreements that expire at various dates through 2012. The following table represents our future minimum annual lease payments (in thousands):

Year Ending December 31,	Amount
2005 remaining nine months	$1,865
2006	2,380
2007	2,364
2008	716
2009	499
Thereafter	998

Total	$8,822

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (R), Share-Based Payment (“SFAS 123 (R)”), an amendment of SFAS No. 123 and SFAS No. 95 Statement of Cash Flows. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing its shares, share options, or other equity instruments or by incurring liabilities based on the price of an entity’s shares or that require settlement by the issuance of equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 (“SAB 107”) which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123 (R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended the compliance dates for SFAS 123 (R) to provide that the provisions of this statement will be effective for fiscal years beginning on January 1, 2006 for calendar year companies. Although we are currently assessing the application of SFAS No. 123 (R), we believe that the adoption of this statement will have a material impact on its financial position and results of operations.

     In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP No. 109-2”). FSP No. 109-2 provides guidance under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment of the Jobs Act to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Jobs Act was enacted on October 22, 2004. We do not believe that the adoption of FSP No.109-2 will have a material effect on our financial position, results of operation or cash flows.

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

     Historically, we have had a small number of large customers for our core Design-to-Silicon-Yield solutions and we expect this to continue in the near term. In the three months ended March 31, 2005, 4 customers accounted for 54% of our total net revenue, with Hiroshima Elpida Memory representing 18%, Sony representing 13%, Matsushita representing 12%, and Toshiba representing 11%, respectively. In the three months ended March 31, 2004, four customers accounted for 67% of our total net revenue, with Toshiba representing 21%, Texas Instruments representing 18%, Matsushita representing 14%, and Motorola representing 14% respectively. The loss of any of these customers or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers.

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

     While we were profitable in our three most recent quarters we have experienced losses in the seven prior quarters. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $18.6 million as of March 31, 2005. We expect to continue to incur significant expenses in connection with:

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

     We derive a majority of our revenue from international sales, principally from customers based in Asia. Revenue generated from customers in Asia accounted for 70% of total revenue in the three months ended March 31, 2005. During the fiscal quarter ended March 31, 2004, revenue generated from customers in Asia was 53%. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Asia. We are subject to risks inherent in doing business in international markets. These risks include:

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

If we fail to protect our intellectual property rights, customers or potential competitors may be able to use our technologies to develop their own solutions, which could weaken our competitive position, reduce our revenue or increase our costs.

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

     Technology companies in general and PDF in particular have a history of depending upon and using broad based employee stock option programs to hire, incentivize and retain employees in a competitive marketplace. In December 2004, FASB released SFAS 123(R), which will require all companies to measure compensation costs for all share-based payments, including employee stock options, at fair value. The provisions of SFAS 123(R) may be applied in one of two retroactive or prospective transition and is effective for PDF for fiscal years beginning on January 1, 2006 for calendar year companies. We are currently evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations. While we have not determined which transition method we will apply to measure such compensation costs, we believe that our adoption of SFAS 123(R) will have a material impact on our financial position and results of operations. In addition, we believe that the adoption of SFAS 123(R) may impact our ability to utilize broad based employee stock option plans to hire, incentivize and retain employees and could result in a competitive disadvantage to us in the employee marketplace.

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

     Interest Rate Risk. As of March 31, 2005, we had cash and cash equivalents of $48.4 million, consisting of cash and highly liquid money market instruments with maturities of 90 days or less. Because of the short maturities of those instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 10% from the market rates in effect at March 31, 2005 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income.

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

Item 4. Controls and Procedures.

     Responsibility for Controls. Management is responsible for establishing and maintaining an adequate system of internal controls over financial reporting. The system contains monitoring mechanisms, and actions deemed appropriate by management are taken to address deficiencies. The Audit Committee, which is composed entirely of directors who are not officers or employees of the Company, provides oversight to the financial reporting process.

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

     Changes in Internal Controls Over Financial Reporting. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our first fiscal quarter of 2005.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (b) Use of Proceeds. Our first registration statement, filed on Form S-1 (Registration No. 333-43192) related to our initial public offering was declared effective by the SEC on July 26, 2001. There has been no change to the disclosure contained in our report on Form 10-K for the year ended December 31, 2004, as amended, with respect to the use of proceeds generated by our initial public offering.

     (c) Stock Repurchases. The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended March 31, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total Number	Number (or
			of Shares (or	Approximate Dollar
	(a) Total		Units) Purchased	Value) of Shares (or
	Number of	(b) Average	as Part of	Units) that May Yet
	Shares (or	Price Paid	Publicly	Be Purchased
	Units)	Per Share	Announced Plans	Under the Plans or
Period	Purchased	(or Unit)	or Programs(1)	Programs(1)
Month #1 (January 1, 2005 through January 31, 2005)	—	—	—	$5,193,678
Month #2 (February 1, 2005 through February 28, 2005)	—	—	—	$5,193,678
Month #3 (March 1, 2005 through March 31, 2005)	—	—	—	$5,193,678

Total	—	—	—

(1)	On March 26, 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to $10.0 million of our outstanding common stock may be repurchased; the repurchase program has no set expiration or termination date. As of March 31, 2005, 505,579 shares had been purchased under this program at a weighted average per share price of $9.51 and approximately $5.2 million remained available for repurchases.

Item 3. Defaults on Senior Securities.

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable.

Item 5. Other Information.

     Not Applicable.

Item 6. Exhibits.

Exhibit
Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.**

3.2	Amended and Restated Bylaws of PDF Solutions, Inc.**

4.1	Specimen Stock Certificate**

4.2	Second Amended and Restated Rights Agreement dated July 6, 2001*

21.01	Subsidiaries of Registrant

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer and Vice President of Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.02	Certification the Chief Financial Officer and Vice President of Finance and Administration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer

By:	/s/ P. STEVEN MELMAN
P. Steven Melman
Chief Financial Officer and Vice President, Finance and Administration

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.**

3.2	Amended and Restated Bylaws of PDF Solutions, Inc.**

4.1	Specimen Stock Certificate**

4.2	Second Amended and Restated Rights Agreement dated July 6, 2001*

21.01	Subsidiaries of Registrant

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer and Vice President of Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.02	Certification the Chief Financial Officer and Vice President of Finance and Administration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.