Form 10-Q
period 2005-06-30
PDF SOLUTIONS INC
filed 2005-08-09
CIK 1120914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
The number of shares outstanding of the Registrant’s Common Stock as of August 5, 2005 was 26,124,862

Item 1. Financial Statements.
PDF SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amounts)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$51,862	$45,660
Accounts receivable, net of allowances of $254 in 2005 and 2004	18,852	15,978
Prepaid expenses and other current assets	2,436	2,685
Deferred tax assets	1,998	1,586
Total current assets	75,148	65,909
Property and equipment, net	3,614	3,321
Goodwill	39,886	39,886
Intangible assets, net	12,789	15,791
Other assets	608	500

Total assets	$132,045	$125,407

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,827	$1,023
Accrued compensation and related benefits	3,012	3,209
Other accrued liabilities	2,036	2,593
Taxes payable	4,013	3,286
Deferred revenue	2,949	2,905
Billings in excess of recognized revenue	1,921	1,581

Total current liabilities	15,758	14,597
Long-term liabilities	290	311
Deferred tax liabilities	1,469	1,701
Total liabilities	17,517	16,609

Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding in 2005 and 2004	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued and outstanding 25,973 in 2005 and 25,645 in 2004	4	4
Additional paid-in-capital	137,181	134,191
Treasury stock at cost, 506 shares in 2005 and 2004	(4,806)	(4,806)
Deferred stock-based compensation	(75)	(148)
Notes receivable from stockholders	(550)	(550)
Accumulated deficit	(17,239)	(19,975)
Accumulated other comprehensive income	13	82

Total stockholders’ equity	114,528	108,798

Total liabilities and stockholders’ equity	$132,045	$125,407

See notes to consolidated financial statements

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenue:
Design-to-silicon-yield solutions
Integrated solutions	$12,267	$13,352	$24,824	$22,858
Software licenses	3,197	161	6,646	2,350
Gain share	2,892	1,656	4,979	2,637

Total revenue	18,356	15,169	36,449	27,845

Cost and expenses:
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions
Integrated solutions	5,766	5,308	11,516	9,660
Software licenses	101	61	258	63
Amortization of acquired core technology	1,266	1,327	2,532	2,677
Research and development	5,655	4,822	10,991	10,040
Selling, general and administrative	4,289	3,622	8,203	7,419
Stock-based compensation amortization*	32	292	74	547
Amortization of other acquired intangible assets	235	410	470	820

Total costs and expenses	17,344	15,842	34,044	31,226

Income (loss) from operations	1,012	(673)	2,405	(3,381)
Interest and other income, net	350	138	622	291

Income (loss) before taxes	1,362	(535)	3,027	(3,090)
Tax provision (benefit)	20	(75)	291	(788)

Net income (loss)	$1,342	$(460)	$2,736	$(2,302)

Net income (loss) per share:
Basic	$0.05	$(0.02)	$0.11	$(0.09)

Diluted	$0.05	$(0.02)	$0.10	$(0.09)

Weighted average common shares:
Basic	25,862	25,337	25,779	25,319

Diluted	26,986	25,337	27,057	25,319

* Stock-based compensation amortization:
Cost of design-to-silicon-yield solutions	$—	$9	$—	$37
Research and development	32	274	74	476
Selling, general and administrative	—	9	—	34

	$32	$292	$74	$547

See notes to consolidated financial statements

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,	June 30,
	2005	2004
Operating activities:
Net income (loss)	$2,736	$(2,302)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,116	1,281
Stock-based compensation	74	390
Amortization of acquired intangible assets	3,002	3,496
Deferred taxes	(644)	(2,070)
Changes in operating assets and liabilities:
Accounts receivable	(2,874)	133
Prepaid expenses and other assets	141	250
Accounts payable	804	891
Accrued compensation and related benefits	(197)	(52)
Other accrued liabilities	(557)	(283)
Taxes payable	727	946
Deferred revenue	44	349
Billings in excess of recognized revenue	340	855

Net cash provided by operating activities	4,712	3,884

Investing activities:
Purchases of property and equipment	(1,409)	(721)

Net cash used in investing activities	(1,409)	(721)

Financing activities:
Proceeds from exercise of stock options	2,182	928
Proceeds from employee stock purchase plan	808	689
Collection of notes receivable from stockholders	—	1,556
Repurchase of common stock	—	(2,942)
Principal payments on long-term obligations	(22)	(24)

Net cash provided by financing activities	2,968	207

Effect of exchange rate changes on cash and cash equivalents	(69)	(8)

Net increase in cash and cash equivalents	6,202	3,362
Cash and cash equivalents, beginning of period	45,660	39,110

Cash and cash equivalents, end of period	$51,862	$42,472

Supplemental disclosure of cash flow information —
Cash paid during the period for:
Taxes	$192	$267

Interest	$—	$—

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported:	$1,342	$(460)	$2,736	$(2,302)
Add: stock-based employee compensation expense included in reported net loss under APB No. 25	32	292	74	547
Deduct: total employee stock-based compensation determined under fair value based method for all awards, net of related tax effects	(1,432)	(1,263)	(2,760)	(2,694)

Pro forma net income (loss)	$(58)	$(1,431)	$50	$(4,449)

Basic net income (loss) per share:

As reported	$0.05	$(0.02)	$0.11	$(0.09)

Pro forma	$0.00	$(0.06)	$0.00	$(0.18)

Diluted net income (loss) per share:

As reported	$0.05	$(0.02)	$0.10	$(0.09)

Pro forma	$0.00	$(0.06)	$0.00	$(0.18)

     During the three months ended June 30, 2004, the Company recorded $158,000 in compensation expense associated with the acceleration of vesting of certain options to a former employee of the Company. The compensation expense reflected the intrinsic value of such options at the time of acceleration.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (R), Share-Based Payment (“SFAS 123(R)”), which revised SFAS No. 123. Under the provision of SFAS No. 123(R), all companies will be required to expense the estimated fair value of equity instruments including stock options and similar awards. The accounting provisions of SFAS 123(R) will be effective for the Company beginning on January 1, 2006.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), Share-Based Payment (“SFAS 123 (R)”), an amendment of SFAS No. 123 and SFAS No. 95 Statement of Cash Flows. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123 (R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing its shares, share options, or other equity instruments or by incurring liabilities based on the price of an entity’s shares or that require settlement by the issuance of equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 (“SAB 107”) which expresses views of the SEC staff regarding the application of SFAS No. 123 (R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123 (R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended the compliance dates for SFAS 123 (R) to provide that the provisions of this statement will be effective for the Company beginning on January 1, 2006. Although the Company is currently assessing the application of SFAS No. 123 (R), the Company believes that the adoption of this statement will have a material impact on its financial position and results of operations.

     In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP No. 109-2”). FSP No. 109-2 provides guidance under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment of the Jobs Act to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Jobs Act was enacted on October 22, 2004. The provisions of FSP No 109-2 were effective December 21, 2004. The Company does not believe that the adoption of FSP No.109-2 will have a material effect on its financial position, results of operations or cash flows.
     On June 1, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 carries forward the guidance set forth in Opinion 20 for reporting the correction of an error included in previously issued financial statements. The provisions of SFAS 154 are effective for accounting changes and correction of errors made in fiscal periods beginning January 1, 2006. The Company does not believe that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.
     Reclassifications — Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.
3. ACCOUNTS RECEIVABLE
     Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $3.5 million and $2.8 million at June 30, 2005 and December 31, 2004, respectively.
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$1,342	$(460)	$2,736	$(2,302)

Denominator:
Weighted average common shares outstanding	25,864	25,401	25,785	25,431
Weighted average common shares outstanding subject to repurchase	(2)	(64)	(6)	(112)

Denominator for basic calculation	25,862	25,337	25,779	25,319

Weighted average shares subject to repurchase	2	—	6	—
Stock options outstanding	1,122	—	1,272	—

Denominator for diluted computation	26,986	25,337	27,057	25,319

Net income (loss) per share — basic	$0.05	$(0.02)	$0.11	$(0.09)

Net income (loss) per share — diluted.	$0.05	$(0.02)	$0.10	$(0.09)

     The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Shares of common stock subject to repurchase	—	64	—	112
Common stock options	1,121	735	741	980

	1,121	799	741	1,092

5. COMPREHENSIVE INCOME (LOSS)
     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$1,342	$(460)	$2,736	$(2,302)
Foreign currency translation adjustments	(29)	(8)	(69)	(8)

Comprehensive income (loss)	$1,313	$(468)	$2,667	$(2,310)

6. GOODWILL AND PURCHASED INTANGIBLE ASSETS
     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The following table provides information relating to the intangible assets and goodwill contained within the Company’s consolidated balance sheets as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005
		Purchase Price	Accumulated	Net Carrying
	Cost	Adjustments	Amortization	Amount
Goodwill	$41,282	$(834)	$(562)	$39,886

Acquired identifiable intangible assets:

Acquired core technology	$21,602	$(500)	$(10,349)	$10,753

Brand name	2,000	—	(917)	1,083

Other acquired intangible assets	2,460	—	(1,507)	953

Total	$26,062	$(500)	$(12,773)	$12,789

	December 31, 2004
		Purchase Price	Accumulated	Net Carrying
	Cost	Adjustments	Amortization	Amount
Goodwill	$41,282	$(834)	$(562)	$39,886

Acquired identifiable intangible assets:

Acquired core technology	$21,602	$(500)	$(7,817)	$13,285

Brand name	2,000	—	(667)	1,333

Other acquired intangible assets	2,460	—	(1,287)	1,173

Total	$26,062	$(500)	$(9,771)	$15,791

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
          The Company expects the annual amortization of acquired intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2005 (six-month period ending December 31, 2005)	$3,002
2006	6,004
2007	3,783

Total	$12,789

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
     The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Customer	2005	2004	2005	2004
A	11%	18%	11%	19%
C	7%	14%	10%	11%
G	11%	13%	12%	13%
J	22%	8%	15%	13%
M	11%	5%	15%	3%
     The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	June 30, 2005	December 31, 2004
A	10%	13%
C	7%	14%
J	21%	2%
P	14%	5%
     Revenues from customers by geographic area are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Asia	$10,178	$10,742	$22,879	$17,466
United States	6,526	3,265	10,074	7,943
Europe	1,652	1,162	3,496	2,436

Total	$18,356	$15,169	$36,449	$27,845

     As of June 30, 2005 and December 31, 2004, long-lived assets related to PDF Solutions GmbH (formerly AISS), located in Germany, totaled $801,000 and $795,000, respectively, of which $659,000 and $659,000, respectively, relates to acquired intangible assets and goodwill. The majority of the Company’s remaining long-lived assets are in the United States.
8. STOCK REPURCHASE PROGRAM
     In February 2003, the Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock in the open market. As of June 30, 2005, the Company has repurchased 505,579 shares at a weighted average price of $9.51 per share for a total cost of $4.8 million. Under this authorization, the Company may continue to make additional stock repurchases from time to time, depending on market conditions, stock price and other factors. At June 30, 2005, $5.2 million remained available under the program to repurchase additional shares.

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
Overview
     Our technologies and services enable semiconductor companies to improve the yield and performance of integrated circuits, or ICs, by integrating the design and manufacturing processes. We believe that our solutions improve a semiconductor company’s time-to-market, yield and ultimately product profitability. Our solutions combine proprietary manufacturing process simulation software, yield and performance modeling software, design-for-manufacturability software, test chips, a proprietary electrical wafer test system, yield and performance enhancement methodologies, yield management systems, and professional services. We analyze yield loss mechanisms to identify, quantify and correct the issues that cause yield loss, as an integral part of the IC design process. This drives IC design and manufacturing improvements that enable our customers to have higher initial yields and achieve and exceed targeted IC yield and performance throughout product life cycles. Our solution is designed to increase the initial yield when a design first enters a manufacturing line, to increase the rate at which that yield improves, and to allow subsequent product designs to be added to manufacturing lines more quickly and easily.
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
Industry Trend
     Demand for consumer electronics continues to drive technological innovation as the need for products which have greater performance, lower power consumption, reduced costs and smaller size continues to grow with each new product generation. To meet this demand, IC manufacturers and designers are constantly challenged to improve the overall performance of ICs by designing and manufacturing ICs with more embedded applications to create greater functionality. As a result, in 2004 and through the first half of 2005 more and more companies have expanded or advanced their design and manufacturing processes to develop and produce deep submicron ICs containing component sizes measured at 130 nanometers and below. As this trend continues, companies will continually be challenged to improve process capabilities to optimally produce ICs with minimal systematic and yield loss, which is driven by the lack of compatibility between the design and its respective manufacturing process. We believe as volume production of deep submicron ICs continues to grow, the difficulties of integrating IC designs with their respective processes will create a greater need for products and services that address the performance yield loss issues the semiconductor industry is facing today and will face in the future.
Financial Highlights
     We continued to see greater adoption of our products and services through the expansion of our customer base both domestically and internationally. Financial highlights for the three months ended June 30, 2005 were as follows:
•	Revenue for the three months ended June 30, 2005 totaled $18.4 million, a quarterly high, and our 10th quarter of sequential revenue increases. This represents an increase of 21% from revenue of $15.2 million reported for the three months ended June 30, 2004. For the three months ended June 30, 2005, four customers each contributed over 10% of revenue and together accounted for 55% of total revenue compared to three customers each contributing over 10% of revenue and together accounting for 45% of total revenue for the three months ended June 30, 2004.

•	Net income for the three months ended June 30, 2005 of $1.3 million, increased by $1.8 million from a net loss of $460,000 for the three months ended June 30, 2004. The net income during the three months ended June 30, 2005 included amortization of acquired core technology and intangible assets of $1.5 million and stock-based compensation amortization of $32,000 while the net loss during the three months ended June 30, 2004 included amortization of acquired core technology and intangible assets of $1.7 million and stock based compensation amortization of $292,000. The increase in revenue and controlled expenses were the primary reasons for the improvement in profitability.

•	Net income per share increased to $0.05 during the three months ended June 30, 2005 from a net loss per share of $0.02 for the three months ended June 30, 2004.
     Financial highlights for the six months ended June 30, 2005 were as follows:
•	Revenue for the six months ended June 30, 2005 totaled $36.4 million, an increase of 31%, from $27.8 million reported during the six months ended June 30, 2004. For the six months ended June 30, 2005, five customers each contributed over 10% of revenue and together accounted for 63% of total revenue compared to four customers each contributing over 10% of revenue and together accounting for 56% of total revenue during the six months ended June 30, 2004.

•	Net income for the six months ended June 30, 2005, of $2.7 million, increased from a net loss of $2.3 million for the six months ended June 30, 2004. The net income for the six months ended June 30, 2005 included amortization of acquired core technology and intangible assets of $3.0 million and stock-based compensation amortization of $74,000 while the net loss for the three months ended June 30, 2004 included amortization of acquired core technology and intangible assets of $3.5 million and stock based compensation amortization of $547,000. The increase in revenue and controlled expenses were the primary reasons for the improvement in profitability.

•	Net income per share increased to $0.10 for the six months ended June 30, 2005 from a loss per share of $0.09 for the six months ended June 30, 2004.

•	Cash increased $6.2 million, to $51.9 million, during the six months ended June 30, 2005. Net cash provided by operating activities during the six months ended June 30, 2005 totaled $4.7 million. Net cash used in investing activities during the six months ended June 30, 2005 totaled $1.4 million. Net cash provided by financing activities during the six months ended June 30, 2005 totaled $3.0 million.

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
Goodwill and Acquired Intangible Assets
     As of June 30, 2005, we had $52.7 million of goodwill and intangible assets. In assessing the recoverability of our goodwill and intangible assets, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We evaluate goodwill for impairment pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As of December 31, 2004, we completed our annual testing requirements and determined that the carrying value of goodwill had not been impaired.
     We are currently amortizing our acquired intangible assets over estimated useful lives of 4 years, which is based on the estimated period of benefit to be delivered from such assets. However, a decrease in the estimated useful lives of such assets would cause additional amortization expense or an impairment of such asset in future periods.
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

Results of Operations
     The following table sets forth, for years indicated, the percentage of total revenue represented by the line items reflected in our consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
Design-to-silicon-yield solutions
Integrated solutions	67%	88%	68%	82%
Software licenses	17	1	18	9
Gain share	16	11	14	9

Total revenue	100	100	100	100

Cost and expenses:
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions
Integrated solutions	31	35	32	35
Software licenses	1	—	1	—
Amortization of acquired core technology	7	9	7	9
Research and development	31	32	30	36
Selling, general and administrative	23	24	23	27
Stock-based compensation amortization	—	2	—	2
Amortization of other acquired intangible assets.	1	3	1	3

Total costs and expenses	94	105	94	112

Income (loss) from operations	6	(5)	6	(12)
Interest and other income, net	2	1	2	1

Income (loss) before taxes	8	(4)	8	(11)
Tax provision (benefit)	—	(1)	1	(3)

Net income (loss)	8%	(3)%	7%	(8)%

Comparison of the Three Months Ended June 30, 2005 and 2004

	Three Months Ended June 30,			Three Months Ended June 30,
					2005	2004
			$	%	% of	% of
Revenue	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Design-to-silicon-yield solutions
Integrated solutions	$12,267	$13,352	$(1,085)	(8)%	67%	88%
Software licenses	3,197	161	3,036	1,886%	17%	1%
Gain share	2,892	1,656	1,236	75%	16%	11%

Total	$18,356	$15,169	$3,187	21%	100%	100%

     Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue is derived from integrated solutions (including solution implementations, software support and maintenance and training) and software licenses, provided during our customer yield improvement engagements and solution product sales.
     Integrated solutions. The decrease in integrated solutions revenue of $1.1 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was primarily attributable to a lower number of solution implementations. Our integrated solutions revenue may fluctuate in the future and is dependent on a number of factors including our ability to obtain new customers at emerging technology nodes and our ability to estimate costs associated with such contracts.

     Software licenses. The increase in software licenses revenue of $3.0 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was due to greater adoption of our software applications, principally from our existing customers, who continue to expand their usage of our software products. Software license revenue may fluctuate in the future and is dependent upon a number of factors including the semiconductor industry’s acceptance of our products, our ability to attract new customers and further penetration of our current customer base.
     Gain Share. Gain share revenue represents profit sharing and performance incentives earned based upon our customer reaching certain defined operational levels. Gain share revenue grew approximately $1.2 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase in gain share revenue was primarily due to a greater number of engagements contributing to gain share at newer technology nodes, as well as a greater number of wafer starts at our customers’ sites. Our gain share revenue may continue to fluctuate from period to period. Our continued receipt of gain share revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing gain share provisions.

	Three Months Ended June 30,			Three Months Ended June 30,
					2005	2004
Cost of Design-to-Silicon Yield			$	%	% of	% of
Solutions	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Direct costs of design-to-silicon- yield solutions s
Integrated solutions	$5,766	$5,308	$458	9%	31%	35%
Software licenses	101	61	40	66%	1%	—
Amortization of acquired core technology	1,266	1,327	(61)	(5)%	7%	9%

Total	$7,133	$6,696	$437	7%	39%	44%

     Direct Costs of Design-to-Silicon-Yield Solutions. Direct costs of Design-to-Silicon-Yield solutions consists of costs incurred to provide and support our integrated solutions and costs recognized in connection with licensing our software.
     Integrated solutions. Integrated solutions costs consist of material, labor and overhead costs associated with solution implementations. Costs include purchased material, employee compensation and benefits, travel and facilities-related costs. The increase in direct costs of Design-to-Silicon-Yield integrated solutions of $458,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was primarily attributable to increased personnel-related costs and higher travel expenses. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contract was executed. Any such reductions in contract margin could have a material negative impact on our operating results.
     Software Licenses. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products and expenses incurred to produce and distribute our product documentation. The increase in direct costs of Design-to-Silicon-Yield solutions software licenses of $40,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was primarily attributable to an increase in license fees and royalties associated with third party software licenses and third party equipment sold in conjunction with our software. We expect the cost of software licenses to fluctuate in the future as a result of royalties and license fees paid for third party applications incorporated in our software products.
     Amortization of Acquired Core Technology. The decrease in amortization of acquired core technology of $61,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was primarily attributable to certain acquired core technology being fully amortized in prior periods. We anticipate amortization of acquired core technology to be $2.5 million for the remaining six months in 2005, $5.1 million in 2006 and $3.2 million in 2007.

	Three Months Ended June 30,			Three Months Ended June 30,
					2005	2004
			$	%	% of	% of
Research and Development	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$5,655	$4,822	$833	17%	31%	32%

     Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations. The increase in research and development expenses of $833,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was primarily due to increased personnel-related expenses. We anticipate that we will continue to commit considerable resources to research and development in the future and that these expenses may increase in absolute dollars.

	Three Months Ended June 30,			Three Months Ended June 30,
					2005	2004
Selling, General and			$	%	% of	% of
Administrative	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$4,289	$3,622	$667	18%	23%	24%

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations. The increase in selling, general and administrative expenses of $667,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was primarily due to an increase in personnel expenses, external accounting fees, a reduction in our allowance for doubtful accounts recorded during the three months ended June 30, 2004, partially offset by a decrease in outside sales commissions and legal fees. We expect that selling, general and administrative expenses will increase in absolute dollars to support increased selling and administrative efforts in the future.

	Three Months Ended June 30,			Three Months Ended June 30,
					2005	2004
Stock-Based Compensation			$	%	% of	% of
Amortization	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Stock-based compensation amortization	$32	$292	$(260)	(89)%	—	2%

     Stock-Based Compensation Amortization. The Company amortizes deferred stock-based compensation to expense under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, using the graded vesting method. The decrease in stock-based compensation amortization of $260,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was primarily due to the effects of the graded vesting method of amortization which results in higher amortization expense during the initial periods following the respective option grants and due to the recognition of compensation expense of $158,000 associated with the acceleration of vesting of certain options to a former employee during the three months ended June 30, 2004. We anticipate amortization of stock-based compensation to continue to decrease throughout 2005.

	Three Months Ended June 30,			Three Months Ended June 30,
					2005	2004
Amortization of Other			$	%	% of	% of
Acquired Intangible Assets	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Amortization of Other Acquired Intangible Assets	$235	$410	$(175)	(43)%	1%	3%

     Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets decreased $175,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, as a result of certain intangible assets being fully amortized in prior periods. We anticipate amortization of these other acquired intangible assets to continue to decrease in future periods.

	Three Months Ended June 30,			Three Months Ended June 30,
					2005	2004
Interest and Other			$	%	% of	% of
Income, net	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and Other Income, net	$350	$138	$212	154%	2%	1%

     Interest and Other Income, Net. The increase in interest and other income, net of $212,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was primarily due to increased interest earned on higher average cash and cash equivalent balances during the period coupled with higher interest rates.

	Three Months Ended June 30,			Three Months Ended June 30,
					2005	2004
			$	%	% of	% of
Tax provision (Benefit)	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Tax provision (Benefit)	$20	$(75)	$95	(127)%	—	(1)%

     Tax provision (Benefit). The increase in the tax provision of $95,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was primarily due to taxes on operating income earned during the three months ended June 30, 2005, partially offset by certain tax credits recognized during the period. This compares to an operating loss recognized during the three months ended June 30, 2004.
Comparison of the Six Months Ended June 30, 2005 and 2004

	Six Months Ended June 30,			Six Months Ended June 30,
					2005	2004
			$	%	% of	% of
Revenue	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for
%’s)
Design-to-silicon-yield solutions
Integrated solutions	$24,824	$22,858	$1,966	9%	68%	82%
Software licenses	6,646	2,350	4,296	183%	18%	9%
Gain share	4,979	2,637	2,342	89%	14%	9%

Total	$36,449	$27,845	$8,604	31%	100%	100%

     Design-to-Silicon-Yield Solutions.
     Integrated solutions. The increase in integrated solutions revenue of $2.0 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was attributable to an overall increase in the total value of solution implementations and an increase in available capacity to deliver upon such solution implementations.
     Software licenses. The increase in software licenses revenue of $4.3 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was due to greater adoption of our software applications, principally from our existing customers, who continue to expand their usage of our software products.
     Gain Share. Gain share revenue increased $2.3 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase in gain share revenue was primarily due to a greater number of engagements contributing to gain share at newer technology nodes, as well as a greater number of wafer starts at our customers’ sites.

	Six Months Ended June 30,			Six Months Ended June 30,
					2005	2004
Cost of Design-to-Silicon			$	%	% of	% of
Yield Solutions	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Direct costs of design-to-silicon- yield solutions
Integrated solutions	$11,516	$9,660	$1,856	19%	32%	35%
Software licenses	258	63	195	310%	1%	—
Amortization of acquired core technology	2,532	2,677	(145)	(5)%	7%	9%

Total	$14,306	$12,400	$1,906	15%	40%	44%

     Direct Costs of Design-to-Silicon-Yield Solutions.
     Integrated solutions. Costs include purchased material, employee compensation and benefits, travel and facilities-related costs. The increase in direct costs of Design-to-Silicon-Yield integrated solutions of $1.9 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily attributable to increased personnel-related costs and higher travel expenses.
     Software Licenses. The increase in direct costs of Design-to-Silicon-Yield solutions software licenses of $195,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily attributable to an increase in license fees and royalties associated with third party software licenses and third party equipment sold in conjunction with our software during the period.
     Amortization of Acquired Core Technology. The decrease in amortization of acquired core technology of $145,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily attributable to certain acquired core technology being fully amortized in prior periods.

	Six Months Ended June 30,			Six Months Ended June 30,
					2005	2004
			$	%	% of	% of
Research and Development	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$10,991	$10,040	$951	9%	30%	36%

     Research and Development. The increase in research and development expenses of $951,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily due to increased personnel-related expenses.

	Six Months Ended June 30,			Six Months Ended June 30,
					2005	2004
Selling, General and			$	%	% of	% of
Administrative	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$8,203	$7,419	$784	11%	23%	27%

     Selling, General and Administrative. The increase in selling, general and administrative expenses of $784,000 in for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily due to increases in employee and outside sales commissions, personnel-related expenses and a reduction in our allowance for doubtful accounts recorded during the six months ended June 30, 2004, partially offset by a decrease in legal fees.

	Six Months Ended June 30,			Six Months Ended June 30,
					2005	2004
Stock-Based Compensation			$	%	% of	% of
Amortization	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Stock-based compensation amortization	$74	$547	$(473)	(86)%	0%	2%

     Stock-Based Compensation Amortization. The decrease in stock-based compensation amortization of $473,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily due to the effects of the graded vesting method of amortization which results in higher amortization expense during the initial periods following the respective option grants and due to the recognition of compensation expense of $158,000 associated with the acceleration of vesting of certain options to a former employee during the six months ended June 30, 2004.

	Six Months Ended June 30,			Six Months Ended June 30,
					2005	2004
Amortization of Other			$	%	% of	% of
Acquired Intangible Assets	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Amortization of Other Acquired Intangible Assets	$470	$820	$(350)	(43)%	1%	3%

     Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets decreased $350,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 as a result of certain intangible assets being fully amortized in prior periods.

	Six Months Ended June 30,			Six Months Ended June 30,
					2005	2004
Interest and Other			$	%	% of	% of
Income, net	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and Other Income, net	$622	$291	$331	114%	2%	1%

     Interest and Other Income, Net. The increase in interest and other income, net of $331,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily due to increased interest earned on higher average cash and cash equivalent balances during the period coupled with higher interest rates.

	Six Months Ended June 30,			Six Months Ended June 30,
					2005	2004
			$	%	% of	% of
Tax provision (Benefit)	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Tax provision (Benefit)	$291	$(788)	$1,079	(137)%	1%	(3)%

     Tax provision (Benefit). The increase in the tax provision of $1.1 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily due to taxes on operating income earned during the six months ended June 30, 2005, partially offset by certain tax credit recognized during the period. This compares to an operating loss recognized during the six months ended June 30, 2004.
Liquidity and Capital Resources
     Net cash provided by operating activities was $4.7 million for the six months ended June 30, 2005 compared to net cash provided by operating activities of $3.9 million for the six months ended June 30, 2004. After adjusting the net income of $2.7 million by the amortization of acquired intangible assets of $3.0 million, depreciation and amortization of $1.1 million, stock-based compensation of $74,000, and the offset in the change in deferred taxes of $644,000, our adjusted results provided approximately $6.3 million in cash. Net cash was also provided by decreases in prepaid expenses and other assets of $141,000 and increases in accounts payable of $804,000, billings in excess of revenue recognized of $340,000, taxes payable of $727,000 and deferred revenue of $44,000, offset by an increase in accounts receivable of $2.9 million and decreases in accrued liabilities of $557,000 and accrued compensation and related benefits of $197,000. The increase in accounts receivable and in billings in excess of revenue recognized was due to increased revenues during the period as well as the timing of billing milestones specified in the contract agreements. The decrease in prepaid expenses and other assets was primarily the result of the recognition of certain capitalized costs associated with our yield ramp engagements. The increase in accounts payable was due to the timing of vendor payments coupled with moderate increases in our operating activities. The decrease in accrued liabilities was primarily the result of payments made associated with employee variable compensation. The increase in taxes payable was primarily due to the increase in taxable income. The increase in deferred revenue was primarily the result of renewals of software support and maintenance contracts.
     Net cash used in investing activities was $1.4 million for the six months ended June 30, 2005 compared to $721,000 for the six months ended June 30, 2004. Net cash used in investing activities was the result of purchases of property and equipment to support our growing operations.
     Net cash provided by financing activities was $3.0 million for the six months ended June 30, 2005 compared to $207,000 for the six months ended June 30, 2004. Net cash provided by financing activities during the six months ended June 30, 2005 primarily consisted of $2.2 million in proceeds from the exercise of employee stock options and $808,000 in proceeds from the issuance of shares under the Employee Stock Purchase Plan. Net cash provided by financing activities during the six months ended June 30, 2004 primarily consisted of the repayment of employee notes receivable of $1.6 million, proceeds from the exercise of employee stock options of $928,000 and proceeds from the issuance of shares under the Employee Stock Purchase Plan of $689,000, partially offset by the repurchase of 307,300 shares of our common stock for $2.9 million.
     As of June 30, 2005, our working capital was $59.4 million, compared with $51.3 million as of December 31, 2004. Cash and cash equivalents as of June 30, 2005 were $51.9 million compared to $45.7 million as of December 31, 2004, an increase of $6.2 million. Increases in cash were primarily attributable to operating activities. We expect to experience growth in our overall expenses, in order to execute our business plan. As a result, we anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to fund potential investments in, or acquisitions of, complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.

     We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities. Additionally, we have not entered into any derivative contracts. As of June 30, 2005, we had no foreign currency contracts outstanding.
     We lease our facilities under operating lease agreements that expire at various dates through 2012. The following table represents our future minimum annual lease payments (in thousands):

Year Ending December 31,	Amount
2005 (remaining six months)	$1,244
2006	2,417
2007	2,407
2008	706
2009	466
Thereafter	931

Total	$8,171

Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (R), Share-Based Payment (“SFAS 123 (R)”), an amendment of SFAS No. 123 and SFAS No. 95 Statement of Cash Flows. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing its shares, share options, or other equity instruments or by incurring liabilities based on the price of an entity’s shares or that require settlement by the issuance of equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 (“SAB 107”) which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123 (R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended the compliance dates for SFAS 123 (R) to provide that the provisions of this statement will be effective for fiscal years beginning on January 1, 2006 for calendar year companies. Although we are currently assessing the application of SFAS No. 123 (R), we believe that the adoption of this statement will have a material impact on its financial position and results of operations
     In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP No. 109-2”). FSP No. 109-2 provides guidance under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment of the Jobs Act to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Jobs Act was enacted on October 22, 2004. The provisions of FSP No. 109-2 were effective December 21, 2004. We do not believe that the adoption of FSP No.109-2 will have a material effect on our financial position, results of operation or cash flows.
     On June 1, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 carries forward the guidance set forth in Opinion 20 for reporting the correction of an error included in previously issued financial statements. The provisions of SFAS 154 are effective for accounting changes and correction of errors made in fiscal periods beginning January 1, 2006. We do not believe that the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

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
     Historically, we have had a small number of large customers for our core Design-to-Silicon-Yield solutions and we expect this to continue in the near term. In the six months ended June 30, 2005, five customers accounted for 63% of our total net revenue, with Texas Instruments representing 15%, Hiroshima Elpida representing 15%, Matsushita representing 12%, Toshiba representing 11% and Sony representing 10%, respectively. In the six months ended June 30, 2004, four customers accounted for 56% of our total net revenue, with Toshiba representing 19%, Texas Instruments representing 13%, Matsushita representing 13% and Sony representing 11%, respectively. The loss of any of these customers or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers.
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
We have a history of losses, we may incur losses in the future and we may be unable to maintain profitability.
     While we were profitable in our four most recent quarters, we have experienced losses in the seven prior quarters. We may not maintain profitability if our revenue increases more slowly than we expect or not at all. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $17.2 million as of June 30, 2005. We expect to continue to incur significant expenses in connection with:
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
     We derive a majority of our revenue from international sales, principally from customers based in Asia. Revenue generated from customers in Asia accounted for 63% of total revenue in the six months ended June 30, 2005. During the six months ended June 30, 2004 revenue generated from customers in Asia was 63%. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Asia. We are subject to risks inherent in doing business in international markets. These risks include:
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
     Technology companies in general and PDF in particular have a history of depending upon and using broad based employee stock option programs to hire, incentivize and retain employees in a competitive marketplace. In December 2004, FASB released SFAS 123(R), which will require all companies to measure compensation costs for all share-based payments, including employee stock options, at fair value. The provisions of SFAS 123(R) may be applied in one of two retroactive or prospective transition and is effective for PDF beginning January 1, 2006. We are currently evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations. While we have not determined which transition method we will apply to measure such compensation costs, we believe that our adoption of SFAS 123(R) will have a material impact on our financial position and results of operations. In addition, we believe that the adoption of SFAS 123(R) may impact our ability to utilize broad based employee stock option plans to hire, incentivize and retain employees and could result in a competitive disadvantage to us in the employee marketplace.
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
     Interest Rate Risk. As of June 30, 2005, we had cash and cash equivalents of $51.9 million, consisting of cash and highly liquid money market instruments with maturities of 90 days or less. Because of the short maturities of those instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 10% from the market rates in effect at June 30, 2005 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and increased interest expense.
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
     (c) Stock Repurchases. The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the six months ended June 30, 2005:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares (or	(or Approximate
	(a) Total		Units) Purchased	Dollar Value) of Shares
	Number of	(b) Average	as Part of	(or Units) that May Yet
	Shares (or	Price Paid	Publicly	Be Purchased Under
	Units)	Per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs (1)	Programs(1)
Month #1 (April 1, 2005 through April 30, 2005)	—	—	—	$5,193,678
Month #2 (May 1, 2005 through May 31, 2005)	—	—	—	$5,193,678
Month #3 (June 1, 2005 through June 30, 2005)	—	—	—	$5,193,678

Total	—	—	—

(1)	On March 26, 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to $10.0 million of our outstanding common stock may be repurchased; the repurchase program has no set expiration or termination date. As of June 30, 2005, 505,579 shares had been repurchased under this program at a weighted average per share price of $9.51 and approximately $5.2 million remained available for repurchases.
Item 3. Defaults Upon Senior Securities.
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     During the quarter ended June 30, 2005, we submitted the following matters to our stockholders for approval at our Annual Meeting of Stockholders held on May 27, 2005 and the following proposals were adopted by our stockholders by the margins indicated:

Proposals:
1. To elect two (2) Class I nominees to the Board of Directors.

Election of Director	Votes For	Votes Withheld
Donald L. Lucas — Class I Director	21,714,377	487,786
B. J. Cassin — Class I Director	21,745,877	456,286
     As a result, Mr. Lucas and Mr. Cassin were re-elected as Class I directors of the Registrant for a three year term expiring upon the Annual Meeting next following the fiscal year ending December 31, 2007, or until their respective successors have been duly qualified and elected. Lucio Lanza, Kimon Michaels, Susan Billat and John Kibarian continued as directors of the Registrant.
     2. To ratify the appointment by the Audit Committee of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 2005.

Votes for	Votes Against	Votes Abstained	Broker Non-votes
22,142,483	59,680	0	0
Item 5. Other Information.
     Not Applicable.

Item 6. Exhibits.

Exhibit
Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc. *

3.2	Amended and Restated Bylaws of PDF Solutions, Inc.

4.1	Specimen Stock Certificate**

4.2	Second Amended and Restated Rights Agreement dated July 6, 2001*

10.01	Indemnity Agreement with Kevin MacLean, incorporated by reference to the Registrant’s standard form of Indemnification Agreement filed herewith as exhibit 10.01 †

10.02	Indemnity Agreement with Albert Y. C. Yu, incorporated by reference to the Registrant’s standard form of Indemnification Agreement filed herewith as exhibit 10.01 †

10.03	Indemnity Agreement with R. Stephen Heinrichs, incorporated by reference to the Registrant’s standard form of Indemnification Agreement filed herewith as exhibit 10.01 †

21.01	Subsidiaries of Registrant

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer and Vice President of Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.02	Certification the Chief Financial Officer and Vice President of Finance and Administration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

†	Indicates a management contract.

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2005	By:	/s/ John K. Kibarian

John K. Kibarian
President and Chief Executive Officer

	By:	/s/ P. Steven Melman

P. Steven Melman
Chief Financial Officer and Vice President,
Finance and Administration

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.*

3.2	Amended and Restated Bylaws of PDF Solutions, Inc.

4.1	Specimen Stock Certificate**

4.2	Second Amended and Restated Rights Agreement dated July 6, 2001*

10.01	Indemnity Agreement with Kevin MacLean, incorporated by reference to the Registrant’s standard form of Indemnification Agreement filed herewith as exhibit 10.01 †

10.02	Indemnity Agreement with Albert Y. C. Yu, incorporated by reference to the Registrant’s standard form of Indemnification Agreement filed herewith as exhibit 10.01 †

10.03	Indemnity Agreement with R. Stephen Heinrichs, incorporated by reference to the Registrant’s standard form of Indemnification Agreement filed herewith as exhibit 10.01 †

21.01	Subsidiaries of Registrant

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer and Vice President of Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.02	Certification the Chief Financial Officer and Vice President of Finance and Administration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

†	Indicates a management contract.

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.