Form 10-Q
period 2005-09-30
PDF SOLUTIONS INC
filed 2005-11-09
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2005
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock as of November 4, 2005 was 26,264,741.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
PDF SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except par value amounts)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$59,341	$45,660
Accounts receivable, net of allowances of $254 in 2005 and 2004	17,627	15,978
Prepaid expenses and other current assets	2,399	2,685
Deferred tax assets	2,265	1,586

Total current assets	81,632	65,909
Property and equipment, net	3,525	3,321
Goodwill	39,886	39,886
Intangible assets, net	11,288	15,791
Other assets	448	500

Total assets	$136,779	$125,407

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,443	$1,023
Accrued compensation and related benefits	4,296	3,209
Other accrued liabilities	1,767	2,593
Taxes payable	4,961	3,286
Deferred revenue	2,378	2,905
Billings in excess of recognized revenue	2,425	1,581

Total current liabilities	17,270	14,597
Long-term liabilities	272	311
Deferred tax liabilities	847	1,701

Total liabilities	18,389	16,609

Stockholders’ equity:
Preferred stock, $0.00015 par value per share, 5,000 shares authorized, no shares issued and outstanding in 2005 and 2004	—	—
Common stock, $0.00015 par value per share, 70,000 shares authorized, shares issued and outstanding: 26,193 in 2005 and 25,645 in 2004	4	4
Additional paid-in-capital	139,676	134,191
Treasury stock, at cost, 551 shares in 2005 and 506 in 2004	(5,549)	(4,806)
Deferred stock-based compensation	(45)	(148)
Notes receivable from stockholders	—	(550)
Accumulated deficit	(15,703)	(19,975)
Accumulated other comprehensive income	7	82

Total stockholders’ equity	118,390	108,798

Total liabilities and stockholders’ equity	$136,779	$125,407

See notes to unaudited consolidated financial statements

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Revenue:
Design-to-silicon-yield solutions:
Integrated solutions	$13,834	$13,224	$38,658	$36,082
Software licenses	1,533	812	8,179	3,162
Gain share	3,090	2,414	8,069	5,051

Total revenue	18,457	16,450	54,906	44,295

Costs and expenses:
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions:
Integrated solutions	6,382	5,881	17,898	15,541
Software licenses	15	6	273	69
Amortization of acquired core technology	1,266	1,266	3,798	3,943
Research and development	5,474	4,940	16,465	14,980
Selling, general and administrative	3,971	3,801	12,174	11,220
Stock-based compensation amortization*	19	134	93	681
Amortization of other acquired intangible assets	235	351	705	1,171

Total costs and expenses	17,362	16,379	51,406	47,605

Income (loss) from operations	1,095	71	3,500	(3,310)
Interest and other income	463	150	1,085	441

Income (loss) before taxes	1,558	221	4,585	(2,869)
Tax provision (benefit)	22	86	313	(702)

Net income (loss)	$1,536	$135	$4,272	$(2,167)

Net income (loss) per share:
Basic	$0.06	$0.01	$0.17	$(0.09)

Diluted	$0.06	$0.01	$0.16	$(0.09)

Weighted average common shares:
Basic	26,101	25,293	25,887	25,310

Diluted	27,779	25,983	27,298	25,310

* Stock-based compensation amortization:
Cost of design-to-silicon-yield solutions	$—	$2	$—	$39
Research and development	11	130	85	606
Selling, general and administrative	8	2	8	36

	$19	$134	$93	$681

See notes to unaudited consolidated financial statements

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Operating activities:
Net income (loss)	$4,272	$(2,167)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,690	1,905
Stock-based compensation expense	93	681
Amortization of acquired intangible assets	4,503	5,114
Deferred taxes	(1,533)	(1,381)
Changes in operating assets and liabilities:
Accounts receivable	(1,649)	(3,599)
Prepaid expenses and other assets	146	165
Accounts payable	310	748
Accrued compensation and related benefits	1,087	1,018
Other accrued liabilities	(826)	16
Taxes payable	1,675	414
Deferred revenue	(527)	46
Billings in excess of recognized revenue	844	2,342

Net cash provided by operating activities	10,085	5,302

Investing activities:
Purchases of property and equipment	(1,784)	(1,228)

Net cash used in investing activities	(1,784)	(1,228)

Financing activities:
Proceeds from exercise of stock options	4,687	1,450
Proceeds from employee stock purchase plan	808	689
Collection of notes receivable from stockholders	—	2,475
Repurchase of common stock	—	(4,806)
Principal payments on long-term obligations	(40)	(39)

Net cash provided by (used in) financing activities	5,455	(231)

Effect of exchange rate changes on cash and cash equivalents	(75)	(14)

Net increase in cash and cash equivalents	13,681	3,829
Cash and cash equivalents, beginning of period	45,660	39,110

Cash and cash equivalents, end of period	$59,341	$42,939

Supplemental disclosure of cash flow information —
Cash paid during the period for:
Taxes	$153	$267

Interest	—	$1

Supplemental disclosure of non-cash activity:
Deferred stock compensation	$10	—

Repurchase of common stock in exchange for shareholder note receivable	$742	—

Purchase of property and equipment on account	$210	$68

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported:	$1,536	$135	$4,272	$(2,167)
Add: stock-based employee compensation expense included in reported net income (loss) under APB No. 25	19	89	93	636
Deduct: total employee stock-based compensation determined under fair value based method for all awards, net of related tax effects	(1,636)	(2,264)	(4,396)	(4,959)

Pro forma net loss	$(81)	$(2,040)	$(31)	$(6,490)

Basic net income (loss) per share:

As reported	$0.06	$0.01	$0.17	$(0.09)

Proforma	$(0.00)	$(0.08)	$(0.00)	$(0.26)

Diluted net income (loss) per share:

As reported	$0.06	$0.01	$0.16	$(0.09)

Proforma	$(0.00)	$(0.08)	$(0.00)	$(0.26)

          During the nine months ended September 30, 2004, the Company recorded $45,000 in compensation expense for the fair value of options granted to a non-employee associated with the grant of 10,000 options to purchase common shares. Such options were granted at an exercise price of $9.04 per share, the fair market value on the grant date and were fully vested at the date of grant. Such options were valued using the Black-Scholes option pricing model with the following assumptions: contractual life of 2.5 years; risk-free interest rate of 4.14%; volatility of 80%; and no dividends during the expected term. Additionally, during the nine months ended September 30, 2004 the Company recorded $158,000 of compensation associated with the acceleration of vesting of certain options to a former employee of the Company. The compensation expense reflected the intrinsic value of such options at time of acceleration.
          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123(R)”), which revised SFAS No. 123. Under the provision of SFAS No. 123(R), all companies will be required to expense the estimated fair value of equity instruments including stock options and similar awards. The accounting provisions of SFAS No. 123(R) will be effective for the Company beginning on January 1, 2006.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”), an amendment of SFAS No. 123 and SFAS No. 95, Statement of Cash Flows. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123 (R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing its shares, share options, or other equity instruments or by incurring liabilities based on the price of an entity’s shares or that require settlement by the issuance of equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 (“SAB No. 107”) which expresses views of the SEC staff regarding the application of SFAS No. 123 (R). Among other things, SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123 (R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies.

In April 2005, the SEC amended the compliance dates for SFAS No. 123 (R) to provide that the provisions of this statement will be effective for the Company beginning on January 1, 2006. Although the Company is currently assessing the application of SFAS No. 123 (R), the Company believes that the adoption of this statement will have a material impact on its financial position, results of operations and cash flows.
     On June 1, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 carries forward the guidance set forth in Opinion 20 for reporting the correction of an error included in previously issued financial statements. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal periods beginning January 1, 2006. The Company does not believe that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.
     Reclassifications — Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.
3. ACCOUNTS RECEIVABLE
          Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $3.5 million and $2.8 million at September 30, 2005 and December 31, 2004, respectively.
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$1,536	$135	$4,272	$(2,167)

Denominator:
Weighted average common shares outstanding	26,101	25,320	25,891	25,393
Weighted average common shares outstanding subject to repurchase	—	(27)	(4)	(83)

Denominator for basic calculation, weighted average shares	26,101	25,293	25,887	25,310

Weighted average shares subject to repurchase	—	27	4	—
Stock options outstanding	1,678	663	1,407	—

Denominator for diluted calculation, weighted average shares	27,779	25,983	27,298	25,310

Net income (loss) per share — basic	$0.06	$0.01	$0.17	$(0.09)

Net income (loss) per share — diluted	$0.06	$0.01	$0.16	$(0.09)

     The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Shares of common stock subject to repurchase	—	—	—	83
Common stock options	157	998	546	878

	157	998	546	961

5. COMPREHENSIVE INCOME (LOSS)
          The components of comprehensive income (loss) are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$1,536	$135	$4,272	$(2,167)
Foreign currency translation adjustments	(6)	(8)	(75)	(14)

Comprehensive income (loss)	$1,530	$127	$4,197	$(2,181)

6. GOODWILL AND PURCHASED INTANGIBLE ASSETS
          The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) in accounting for goodwill and other intangible assets acquired in business combinations. SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The following table provides information relating to the intangible assets and goodwill contained within the Company’s consolidated balance sheets as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005
		Purchase Price	Accumulated	Net Carrying
	Cost	Adjustments	Amortization	Amount
Goodwill	$41,282	$(834)	$(562)	$39,886

Acquired identifiable intangibles:
Acquired core technology	$21,602	$(500)	$(11,615)	$9,487
Brand name	2,000	—	(1,042)	958
Other acquired intangibles	2,460	—	(1,617)	843

Total	$26,062	$(500)	$(14,274)	$11,288

	December 31, 2004
		Purchase Price	Accumulated	Net Carrying
	Cost	Adjustments	Amortization	Amount
Goodwill	$41,282	$(834)	$(562)	$39,886

Acquired identifiable intangibles:
Acquired core technology	$21,602	$(500)	$(7,817)	$13,285
Brand name	2,000	—	(667)	1,333
Other acquired intangibles	2,460	—	(1,287)	1,173

Total	$26,062	$(500)	$(9,771)	$15,791

          SFAS No. 142 requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. Accordingly, the Company has selected December 31, to perform the annual testing requirements. As of December 31, 2004, the Company completed its annual testing requirements and determined that the carrying value of goodwill had not been impaired.
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
          The Company expects the annual amortization of acquired intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2005 (remaining three months)	$1,501
2006	6,004
2007	3,783

Total	$11,288

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
     The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Customer	2005	2004	2005	2004
A	11%	15%	11%	18%
C	8%	12%	9%	12%
G	1%	12%	1%	13%
J	9%	6%	13%	10%
M	4%	6%	11%	4%
P	20%	7%	11%	4%
          The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	September 30, 2005	December 31, 2004
A	14%	13%
C	6%	14%
P	20%	5%

          Revenues from customers by geographic area are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Asia	$9,522	$10,772	$32,400	$28,239
United States	6,729	3,752	16,804	11,695
Europe	2,206	1,926	5,702	4,361

Total	$18,457	$16,450	$54,906	$44,295

          As of September 30, 2005 and December 31, 2004, long-lived assets related to PDF Solutions GmbH (formerly AISS), located in Germany, totaled $908,000 and $795,000, respectively, of which $659,000 and $659,000, respectively, relates to acquired intangibles and goodwill. The majority of the Company’s remaining long-lived assets are in the United States.
8. STOCK REPURCHASE PROGRAM
          In February 2003, the Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock in the open market. During the three months ended September 30, 2005, the Company repurchased 44,942 shares of common stock from a Director of the Company at the closing price on the date of repurchase, which was $16.52 per share, in exchange for the repayment of a stockholder note receivable in the amount of approximately $742,000 consisting of the principal amount of the note and accrued interest. As of September 30, 2005, the Company has repurchased an aggregate of 550,521 shares at a weighted average price of $10.08 per share for a total cost of $5.5 million since the inception of the program. Under this authorization, the Company may continue to make additional stock repurchases from time to time, depending on market conditions, stock price and other factors. At September 30, 2005, $4.5 million remained available under the program to repurchase additional shares.
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
Industry Trend
          Demand for consumer electronics continues to drive technological innovation as the need for products which have greater performance, lower power consumption, reduced costs and smaller size continues to grow with each new product generation. To meet this demand, IC manufacturers and designers are constantly challenged to improve the overall performance of ICs by designing and manufacturing ICs with more embedded applications to create greater functionality. As a result, in 2004 and through 2005 more and more companies have expanded or advanced their design and manufacturing processes to develop and produce deep submicron ICs containing component sizes measured at 130 nanometers and below. As this trend continues, companies will continually be challenged to improve process capabilities to optimally produce ICs with minimal systematic and yield loss, which is driven by the lack of compatibility between the design and its respective manufacturing process. We believe as volume production of deep submicron ICs continues to grow, the difficulties of integrating IC designs with their respective processes will create a greater need for products and services that address the performance yield loss issues the semiconductor industry is facing today and will face in the future.
Financial Highlights
          Financial highlights for the three months ended September 30, 2005 were as follows:
•	Total revenue for the three months ended September 30, 2005, was $18.5 million, an increase of 12% compared to the three months ended September 30, 2004. Revenue from Design-to-Silicon-Yield integrated solutions for the three months ended September, 2005, increased to $13.8 million compared to $13.2 million for the three months ended September 30, 2004. This increase was the result of an overall increase in the total contract value of our solution implementation and of an increase in software maintenance revenues. Revenue from Design-to-Silicon-Yield software licenses for the three months ended September 30, 2005 increased to $1.5 million compared to $812,000 for the three months ended September 30, 2004. This increase was due to greater adoption of our software applications from our installed base of customers. Gain share revenue for the three months ended September 30, 2005 increased to $3.1 million compared to $2.4 million for the three months ended September 30, 2004. Our gain share revenue may continue to fluctuate from quarter to quarter as a result of each customer’s contractual performance measures for achieving gain share as well as each customer’s production volumes in any given period.

•	We reported net income of $1.5 million for the three months ended September 30, 2005, compared to net income of $135,000 for the three months ended September 30, 2004. The increase in net income was primarily attributable to increased revenues more than offsetting the increase in expenses. The increase in expenses was mainly due to a growth in headcount and was partially offset by the slight decrease in stock-based compensation amortization and in the amortization of other acquired intangible assets. We will continue to monitor and control costs, relative to our revenue growth.

•	Net income per share was $0.06 for the three months ended September 30, 2005 compared to net income per share of $0.01 for the three months ended September 30, 2004, an improvement of $0.05 per share.
          Financial highlights for the nine months ended September 30, 2005 were as follows:
•	Total revenue for the nine months ended September 30, 2005, was $54.9 million, an increase of 24% compared to the nine months ended September 30, 2004. Revenue from Design-to-Silicon-Yield integrated solutions for the nine months ended September 30, 2005, increased to $38.7 million compared to $36.1 million for the nine months ended September 30, 2004. This increase was the result of increases in the total contract value of our solution implementations and in software maintenance revenues from the prior period. Revenue from Design-to-Silicon-Yield software licenses for the nine months ended September 30, 2005 increased to $8.2 million compared to $3.2 million for the nine months ended September 30, 2004. This increase was due to greater adoption of our software applications from our installed base of customers. Gain share revenue for the nine months ended September 30, 2005 increased to $8.1 million compared to $5.1 million for the nine months ended September 30, 2004.

•	We reported net income of $4.3 million for the nine months ended September 30, 2005, compared to a net loss of $2.2 million for the nine months ended September 30, 2004. The increase in net income was primarily attributable to increased revenues more than offsetting the increase in expenses. The increase in expenses was mainly due to a growth in headcount and was partially offset by the decrease in stock-based compensation amortization and in the amortization of other acquired intangible assets. We will continue to monitor and control costs, relative to our revenue growth.

•	Net income per share was $0.16 for the nine months ended September 30, 2005 compared to a net loss per share of $0.09 for the nine months ended September 30, 2004, an improvement of $0.25 per share.

•	Cash increased $13.7 million, to $59.3 million, during the nine months ended September 30, 2005. Net cash provided by operating activities and used in investing activities for the nine months ended September 30, 2005 totaled $10.1 million and $1.8 million, respectively. Net cash provided by financing activities for the nine months ended September 30, 2005 totaled $5.5 million.

•	During the nine months ended September 30, 2005, we released shares for distribution which had remained held in escrow in connection with the IDS acquisition.
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
Goodwill and Acquired Intangible Assets
          As of September 30, 2005, we had $51.2 million of goodwill and intangible assets. In assessing the recoverability of our goodwill and intangible assets, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets, which would have a material adverse effect on our operating results. We evaluate goodwill for impairment pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. We have selected December 31 as the date upon which to perform our annual testing for impairment. As of December 31, 2004, we completed our annual testing requirements and determined that the carrying value of goodwill had not been impaired.
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

Results of Operations
          The following table sets forth, for years indicated, the percentage of total revenue represented by the line items reflected in our consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Design-to-silicon-yield solutions:
Integrated solutions	75%	80%	70%	82%
Software licenses	8	5	15	7
Gain share	17	15	15	11

Total revenue	100	100	100	100

Costs and expenses:
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions
Integrated solutions	35	36	33	35
Software licenses	—	—	—	—
Amortization of acquired core technology	7	8	7	9
Research and development	30	30	30	34
Selling, general and administrative	22	23	22	25
Stock-based compensation amortization	—	1	—	2
Amortization of other acquired intangible assets	1	2	1	3
Total costs and expenses	95	100	93	108

Income (loss) from operations	5	—	7	(8)
Interest and other income, net	3	1	2	1

Income (loss) before taxes	8	1	9	(7)
Tax provision (benefit)	—	—	1	(2)
Net income (loss)	8%	1%	8%	(5)%

Comparison of the Three Months Ended September 30, 2005 and 2004

	Three Months Ended September 30,			Three Months Ended September 30,
					2005	2004
			$	%	% of	% of
Revenue	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Design-to-silicon-yield solutions
Integrated solutions	$13,834	$13,224	$610	5%	75%	80%
Software licenses	1,533	812	721	89%	8%	5%
Gain share	3,090	2,414	676	28%	17%	15%

Total	$18,457	$16,450	$2,007	12%	100%	100%

          Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue is derived from integrated solutions (including solution implementations, software support and maintenance and training) and software licenses, provided during our customer yield improvement engagements and solution product sales.
      Integrated solutions. The increase in integrated solutions revenue of $610,000 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily attributable to an overall increase in the total contract value of our solution implementations and to an increase in software maintenance revenues as a result of our increased application customer base. Our integrated solutions revenue may fluctuate in the future and is dependent on a number of factors including our ability to obtain new customers at emerging technology nodes.
     Software licenses. The increase in software licenses revenue of $721,000 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was due to greater adoption of our software applications, principally from our existing customers, who continue to expand their usage of our software products. Software license revenue may fluctuate in the future and is dependent upon a number of factors including the semiconductor industry’s acceptance of our products, our ability to attract new customers and further penetration of our current customer base.

          Gain Share. Gain share revenue represents profit sharing and performance incentives earned based upon our customer reaching certain defined operational levels. Gain share revenue grew approximately $676,000 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase in gain share revenue was primarily due to a greater number of engagements contributing to gain share at newer technology nodes, as well as a greater number of wafer starts at our customers’ sites. Our gain share revenue may continue to fluctuate from period to period. Gain share revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing gain share provisions.

	Three Months Ended September 30,			Three Months Ended September 30,
					2005	2004
Cost of Design-to-Silicon			$	%	% of	% of
Yield Solutions	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Direct costs of design-to-silicon- yield solutions
Integrated solutions	$6,382	$5,881	$501	9%	35%	36%
Software licenses	15	6	9	150%	—	—
Amortization of acquired core technology	1,266	1,266	—	—	7%	8%

Total	$7,663	$7,153	$510	7%	42%	44%

     Direct Costs of Design-to-Silicon-Yield Solutions. Direct costs of Design-to-Silicon-Yield solutions consists of costs incurred to provide and support our integrated solutions and costs recognized in connection with licensing our software.
     Integrated solutions. Integrated solutions costs consist of material, labor and overhead costs associated with solution implementations. Costs include purchased material, employee compensation and benefits, travel and facilities-related costs. The increase in direct costs of Design-to-Silicon-Yield integrated solutions of $501,000 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily attributable to increased personnel-related costs and increased purchases of materials used in customer engagements. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contract was executed. Any such reductions in contract margin could have a material negative impact on our operating results.
     Software Licenses. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products and expenses incurred to produce and distribute our product documentation. The increase in direct costs of Design-to-Silicon-Yield solutions software licenses of $9,000 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily attributable to an increase in license fees and royalties incurred associated with third party software licenses sold in conjunction with our software. We expect the cost of software licenses to fluctuate in the future as a result of royalties and license fees paid for third party applications incorporated in our software products.
     Amortization of Acquired Core Technology. Amortization of acquired core technology consists of the amortization of intangibles acquired as a result of certain business combinations. The amortization of acquired core technology expense remained unchanged at $1.3 million for both the three months ended September 30, 2005 and the three months ended September 30, 2004. We anticipate amortization of acquired core technology to be $1.3 million for the remaining three months in 2005, $5.1 million in 2006 and $3.2 million in 2007.

	Three Months Ended September 30,			Three Months Ended September 30,
					2005	2004
			$	%	% of	% of
Research and Development	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$5,474	$4,940	$534	11%	30%	30%

          Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations. The increase in research and development expenses of $534,000 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily due to increased personnel-related expenses, a result of our growth in headcount. We anticipate that we will continue to commit considerable resources to research and development in the future and that these expenses may increase in absolute dollars.

	Three Months Ended September 30,			Three Months Ended September 30,
					2005	2004
Selling, General and			$	%	% of	% of
Administrative	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$3,971	$3,801	$170	4%	22%	23%

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations. The increase in selling, general and administrative expenses of $170,000 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily due to increases in personnel-related costs, as a result of our growth in headcount, and professional fees, partially offset by a decrease in outside sales commissions. We expect that selling, general and administrative expenses will increase in absolute dollars to support increased selling and administrative efforts in the future as we expand our operations to support our growing customer base.

	Three Months Ended September 30,			Three Months Ended September 30,
					2005	2004
Stock-Based Compensation			$	%	% of	% of
Amortization	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Stock-based compensation amortization	$19	$134	$(115)	(86)%	—	1%

          Stock-Based Compensation Amortization. The Company recognizes deferred stock-based compensation expense under the provisions of APB No. 25 Accounting for Stock Issued to Employees, using the graded vesting method for amortization purposes. The decrease in stock-based compensation amortization of $115,000 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily due to the effects of the graded vesting method of amortization which results in higher amortization expense during the initial periods following the respective option grants and due to the recognition of $45,000 associated with the grant of 10,000 fully-vested stock options to a non-employee during the three months ended September 30, 2004. We anticipate amortization of stock-based compensation to continue to decrease throughout 2005.

	Three Months Ended September 30,			Three Months Ended September 30,
					2005	2004
Amortization of Other			$	%	% of	% of
Acquired Intangible Assets	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Amortization of other acquired intangible assets	$235	$351	$(116)	(33)%	1%	2%

          Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of the amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets decreased $116,000 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, as a result of certain intangible assets being fully amortized in prior periods. We anticipate amortization of these other acquired intangible assets to continue to decrease in future periods.

	Three Months Ended September 30,			Three Months Ended September 30,
					2005	2004
Interest and Other			$	%	% of	% of
Income, Net	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and other income, net	$463	$150	$313	209%	3%	1%

          Interest and Other Income, Net. The increase in interest and other income, net of $313,000 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily due to increased interest earned on higher average cash and cash equivalent balances during the period coupled with higher interest rates earned during the period.

	Three Months Ended September 30,			Three Months Ended September 30,
					2005	2004%
			$	%	% of	of
Tax Provision	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Tax provision for income taxes	$22	$86	$(64)	(74)%	—	—

          Tax Provision. The decrease in the tax provision of $64,000 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily due to a an decrease in the expected tax rate as a result of increased credits and other tax benefits earned.
Comparison of the Nine Months Ended September 30, 2005 and 2004

	Nine Months Ended September 30,			Nine Months Ended September 30,
					2005	2004
			$	%	% of	% of
Revenue	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Design-to-silicon-yield solutions
Integrated solutions	$38,658	$36,082	$2,576	7%	70%	82%
Software licenses	8,179	3,162	5,017	159%	15%	7%
Gain share	8,069	5,051	3,018	60%	15%	11%

Total	$54,906	$44,295	$10,611	24%	100%	100%

          Design-to-Silicon-Yield Solutions:
     Integrated solutions. The increase in integrated solutions revenue of $2.6 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was attributable to an overall increase in the total contract value of solution implementations and an increase in available capacity to deliver upon such solution implementations, as well as an increase in software maintenance revenue, as a result of our growing application customer base.
     Software licenses. The increase in software licenses revenue of $5.0 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was due to greater adoption of our software applications, principally from our existing customers, who continue to expand their usage of our software products.

          Gain Share. Gain share revenue increased $3.0 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in gain share revenue was primarily due to a greater number of engagements contributing to gain share at newer technology nodes, as well as a greater number of wafer starts at our customers’ sites.

	Nine Months Ended September 30,			Nine Months Ended September 30,
					2005	2004
Cost of Design-to-Silicon			$	%	% of	% of
Yield Solutions	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Direct costs of design-to-silicon- yield solutions
Integrated solutions	$17,898	$15,541	$2,357	15%	33%	35%
Software licenses	273	69	204	296%	—	—
Amortization of acquired core technology	3,798	3,943	(145)	(4)%	7%	9%

Total	$21,969	$19,553	$2,416	12%	40%	44%

          Direct Costs of Design-to-Silicon-Yield Solutions:
     Integrated solutions. Costs include purchased material, employee compensation and benefits, travel and facilities-related costs. The increase in direct costs of Design-to-Silicon-Yield integrated solutions of $2.4 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily attributable to increased personnel-related costs and higher travel expenses needed to support our increased integrated solutions revenues.
     Software Licenses. The increase in direct costs of Design-to-Silicon-Yield solutions software licenses of $204,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily attributable to an increase in license fees and royalties incurred associated with third party software licenses sold in conjunction with our software during the period.
          Amortization of Acquired Core Technology. The decrease in amortization of acquired core technology of $145,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily attributable to certain acquired core technology being fully amortized in prior periods.

	Nine Months Ended September 30,			Nine Months Ended September 30,
					2005	2004
			$	%	% of	% of
Research and Development	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$16,465	$14,980	$1,485	10%	30%	34%

          Research and Development. The increase in research and development expenses of $1.5 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily due to increased personnel-related expenses, primarily as a result of the growth in headcount.

	Nine Months Ended September 30,			Nine Months Ended September 30,
					2005	2004
Selling, General and			$	%	% of	% of
Administrative	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$12,174	$11,220	$954	9%	22%	25%

          Selling, General and Administrative. The increase in selling, general and administrative expenses of $954,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily due to an increase in personnel related expenses, as a result of growth in our headcount, and to a reduction in our allowance for doubtful accounts recorded in the prior year, partially offset by a decrease in outside sales commissions and travel expenses.

	Nine Months Ended September 30,			Nine Months Ended September 30,
					2005	2004
Stock-Based Compensation			$	%	% of	% of
Amortization	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Stock-based compensation amortization	$93	$681	$(588)	(86)%	—	2%

          Stock-Based Compensation Amortization. The decrease in stock-based compensation amortization of $588,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily attributable to the effects of the graded vesting method of amortization which results in higher amortization expense during the initial periods following the respective option grants. Additionally, during the nine months ended September 2004, we recognized $45,000 in compensation expense associated with the grant of stock options to non-employees and $158,000 in compensation expense associated with the acceleration of stock options granted to a former employee.

	Nine Months Ended September 30,			Nine Months Ended September 30,
					2005	2004
Amortization of Other			$	%	% of	% of
Acquired Intangible Assets	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Amortization of other acquired intangible assets	$705	$1,171	$(466)	(40)%	1%	3%

          Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets decreased $466,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, as a result of certain intangible assets being fully amortized in prior periods.

	Nine Months Ended September 30,			Nine Months Ended September 30,
					2005	2004%
Interest and Other			$	%	% of	of
Income, net	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and other income, net	$1,085	$441	$644	146%	2%	1%

          Interest and Other Income, Net. The increase in interest and other income, net of $644,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily due to increased interest earned on higher average cash and cash equivalent balances during the period coupled with higher interest rates earned during the period.

	Nine Months Ended September 30,			Nine Months Ended September 30,
					2005	2004
			$	%	% of	% of
Tax Provision (Benefit)	2005	2004	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Tax provision (benefit) for income taxes	$313	$(702)	$1,015	(145)%	1%	(2)%

          Tax Provision (Benefit). The increase in the tax provision of $1.0 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily due to taxes on operating income earned during the nine months ended September 30, 2005, partially offset by certain tax credits and other tax benefits realized during the period. During the nine month ended September 30, 2004, we recognized a tax benefit based on the realization of certain tax credits and the recognition of an operating loss during the period.

Liquidity and Capital Resources
     Net cash provided by operating activities was $10.1 million for the nine months ended September 30, 2005 compared to net cash provided by operating activities of $5.3 million for the nine months ended September 30, 2004. After adjusting the net income of $4.3 million by the amortization of acquired intangible assets of $4.5 million, depreciation and amortization of $1.7 million, stock-based compensation of $93,000, and the change in deferred taxes of $1.5 million, our adjusted results provided approximately $9.0 million in cash. Net cash was also provided by increases in billings in excess of recognized revenue of $844,000, accrued compensation and benefits of $1.1 million, accounts payable of $310,000, taxes payable of $1.7 million and decreases in prepaid expenses and other assets of $146,000 offset by an increase in accounts receivable of $1.6 million and decreases in accrued liabilities of $826,000 and deferred revenues of $527,000. The increase in accounts receivable and in billings in excess of revenue recognized was due to increased revenues during the period as well as the timing of billing milestones specified in the contract agreements. The net increase in accrued liabilities was primarily the result of accruals for personnel costs and variable compensation. The increase in accounts payable was due to the timing of vendor payments coupled with moderate increases in our operating activities. The decrease in prepaid expenses and other assets was primarily the result of the recognition of certain capitalized costs associated with our yield ramp engagements which was partially offset by an increase in prepaid insurance. The decrease in deferred revenue was primarily the result of timing of software support and maintenance contracts renewal billings. The increase in taxes payable was primarily due to the increase in taxable income.
     Net cash used in investing activities was $1.8 million for the nine months ended September 30, 2005 compared to $1.2 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, net cash used in investing activities consisted of the purchase of property and equipment to help support our growing operations.
     Net cash provided by financing activities was $5.5 million for the nine months ended September 30, 2005 compared to net cash used in financing activities of $231,000 for the nine months ended September 30, 2004. Net cash provided by financing activities during the nine months ended September 30, 2005 primarily consisted of $4.7 million in proceeds from the exercise of employee stock options and $808,000 in proceeds from the issuance of shares under the Employee Stock Purchase Plan. Net cash used in financing activities during the nine months ended September 30, 2004 primarily consisted of the repurchase of 505,579 shares of our common stock at a weighted average purchase price of $9.51 per share for a total cost of $4.8 million, partially offset by the collection of employee notes receivable of $2.5 million, proceeds from the exercise of employee stock options of $1.5 million and proceeds from the issuance of shares under the Employee Stock Purchase Plan of $689,000.
     As of September 30, 2005, our working capital was $64.4 million, compared with $51.3 million as of December 31, 2004. Cash and cash equivalents as of September 30, 2005 were $59.3 million compared to $45.7 million as of December 31, 2004, an increase of $13.6 million. Increases in cash were primarily attributable to operating activities and to a lesser extent to proceeds from the exercise of stock options and issuance of common stock under our equity plan. We expect to experience growth in our overall expenses, in order to execute our business plan. As a result, we anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to fund potential investments in, or acquisitions of, complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.
     We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities. Additionally, we have not entered into any derivative contracts. As of September 30, 2005, we had no foreign currency contracts outstanding.

     We lease our facilities under operating lease agreements that expire at various dates through 2012. The following table represents our future minimum annual lease payments (in thousands):

Year Ending December 31,	Amount
2005 (remaining three months)	$619
2006	2,423
2007	2,407
2008	707
2009	466
Thereafter	928

Total	$7,550

Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”), an amendment of SFAS No. 123 and SFAS No. 95, Statement of Cash Flows. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing its shares, share options, or other equity instruments or by incurring liabilities based on the price of an entity’s shares or that require settlement by the issuance of equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 (“SAB No. 107”) which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123 (R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended the compliance dates for SFAS No. 123 (R) to provide that the provisions of this statement will be effective for fiscal years beginning on January 1, 2006 for calendar year companies. Although we are currently assessing the application of SFAS No. 123 (R), we believe that the adoption of this statement will have a material impact on our financial position, results of operations and cash flows.
     On June 1, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 carries forward the guidance set forth in Opinion 20 for reporting the correction of an error included in previously issued financial statements. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal periods beginning January 1, 2006. We do not believe that the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.
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
     Historically, we have had a small number of large customers for our core Design-to-Silicon-Yield solutions and we expect this to continue in the near term. In the nine months ended September 30, 2005, four customers accounted for 46% of our total net revenue, with Texas Instruments representing 13%, Hiroshima Elpida representing 11%, IBM representing 11% and Toshiba representing 11%, respectively. In the nine months ended September 30, 2004, four customers accounted for 53% of our total net revenue, with Toshiba representing 18%, Matsushita representing 13%, Sony representing 12% and Texas Instruments representing 10%, respectively. The loss of any of these customers or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers.
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
     While we were profitable in our five most recent quarters, we have experienced losses in the past. We may not maintain profitability if our revenue increases more slowly than we expect or not at all. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $15.7 million as of September 30, 2005. We expect to continue to incur significant expenses in connection with:
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
     Competition in our market may intensify in the future, which could slow our ability to grow or execute our strategy. Our current and potential customers may choose to develop their own solutions internally, particularly if we are slow in deploying our solutions. Many of these companies have the financial and technical capability to develop their own solutions. Also, competitors could establish non-domestic operations with a lower cost structure than our engineering organization, which would give any such competitor’s products a competitive advantage over our solutions. There may be other providers of commercial solutions for systematic IC yield and performance enhancement of which we are not aware. We currently face indirect competition from the internal groups at IC companies and some direct competition from providers of yield management software such as Spotfire or Synopsys through their acquisition of HPL Technologies. Some providers of yield management software or inspection equipment may seek to broaden their product offerings and compete with us. For example, KLA-Tencor has announced adding the use of test structures to one of their inspection product lines. In addition, we believe that the demand for solutions that address the need for better integration between the silicon design and manufacturing processes may encourage direct competitors to enter into our market. For example, large integrated organizations, such as IDMs, electronic design automation software providers, IC design service companies or semiconductor equipment vendors, may decide to spin-off a business unit that competes with us. Other potential competitors include fabrication facilities that may decide to offer solutions competitive with ours as part of their value proposition to their customers. If these potential competitors are able to attract industry partners or customers faster than we can, we may not be able to grow and execute our strategy as quickly or at all. In addition, customer preferences may shift away from our solutions as a result of the increase in competition.
We face operational and financial risks associated with international operations.
     We derive a majority of our revenue from international sales, principally from customers based in Asia. Revenue generated from customers in Asia accounted for 59% of total revenue in the nine months ended September 30, 2005. During the nine months ended September 30, 2004 revenue generated from customers in Asia was 64% of total revenue. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Asia. We are subject to risks inherent in doing business in international markets. These risks include:
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
     Technology companies in general and PDF in particular have a history of depending upon and using broad based employee stock option programs to hire, incentivize and retain employees in a competitive marketplace. In December 2004, FASB released SFAS No. 123(R), which will require all companies to measure compensation costs for all share-based payments, including employee stock options, at fair value. The provisions of SFAS No. 123(R) may be applied in one of two retroactive or prospective transition and is effective for PDF beginning January 1, 2006. We are currently evaluating the effect that the adoption of SFAS No. 123(R) will have on our financial position and results of operations. While we have not determined which transition method we will apply to measure such compensation costs, we believe that our adoption of SFAS No. 123(R) will have a material impact on our financial position and results of operations. In addition, we believe that the adoption of SFAS No. 123(R) may impact our ability to utilize broad based employee stock option plans to hire, incentivize and retain employees and could result in a competitive disadvantage to us in the employee marketplace.
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
     Interest Rate Risk. As of September 30, 2005, we had cash and cash equivalents of $59.3 million, consisting of cash and highly liquid money market instruments with maturities of 90 days or less. Because of the short maturities of those instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 10% from the market rates in effect at September 30, 2005 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and increased interest expense.

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
     (c) Stock Repurchases. The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended September 30, 2005:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	(a) Total Number of	(b) Average Price	of Publicly	Purchased Under the
	Shares (or Units)	Paid Per Share (or	Announced Plans or	Plans or
Period	Purchased(1)	Unit)	Programs (1)	Programs(1)
Month #1 (July 1, 2005 through July 31, 2005)	—	—	505,579	$5,193,678
Month #2 (August 1, 2005 through August 31, 2005)	—	—	505,579	$5,193,678
Month #3 (September 1, 2005 through September 30, 2005)	44,942	$16.52	550,521	$4,451,236

Total	44,942	$16.52	550,521

(1)	On March 26, 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to $10.0 million of our outstanding common stock may be repurchased; the repurchase program has no set expiration or termination date. As of September 30, 2005, 550,521 shares had been repurchased under this program at a weighted average per share price of $10.08 and approximately $4.5 million remained available for repurchases.
Item 3. Defaults on Senior Securities.
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable.
Item 5. Other Information.
Not Applicable.

Item 6. Exhibits
(a)	Exhibits:

Exhibit
Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc. *

3.2	Amended and Restated Bylaws of PDF Solutions, Inc. †

4.1	Specimen Stock Certificate**

4.2	Second Amended and Restated Rights Agreement dated July 6, 2001*

21.01	Subsidiaries of Registrant

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer and Vice President of Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.02	Certification the Chief Financial Officer and Vice President of Finance and Administration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

†	Incorporated by reference to PDF’s Report on Form 10-Q filed August 9, 2005 (File No. 000-31311).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2005	By:	/s/ John K. Kibarian
John K. Kibarian
President and Chief Executive Officer

	By:	/s/ P. Steven Melman
P. Steven Melman
Chief Financial Officer and Vice President, Finance and Administration

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.*

3.2	Amended and Restated Bylaws of PDF Solutions, Inc. †

4.1	Specimen Stock Certificate**

4.2	Second Amended and Restated Rights Agreement dated July 6, 2001*

21.01	Subsidiaries of Registrant

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer and Vice President of Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.02	Certification the Chief Financial Officer and Vice President of Finance and Administration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

†	Incorporated by reference to PDF’s Report on Form 10-Q filed August 9, 2005 (File No. 000-31311).