Form 10-K
period 2005-12-31
PDF SOLUTIONS INC
filed 2006-03-16
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock, $0.00015 par value
     Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $172,265,642 as of the last business day of the Registrant’s most recently completed second quarter, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     There were 26,652,844 shares of the Registrant’s Common Stock issued and outstanding as of March 10, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     Part III incorporates information by reference from the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 24, 2006.

PART I

Item 1.	Business.
      Some of the statements contained or incorporated by reference in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “will,” “anticipate,” “continue,” “could,” “projected,” “expects,” “believes,” “intends”, and “assumes”, the negative of these terms and similar expressions are used to identify forward-looking statements. These statements are made based upon current expectations and projections about our business and the semiconductor industry and assumptions made by our management are not guarantees of future performance, nor do we assume any obligation to update such forward-looking statements after the date this report is filed. Our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in, Item 1A, Risk Factors. All forward-looking statements in this report are based on information available to us at the date of this report and we assume no obligation to update any such statements.
      The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report. All references to fiscal year apply to our fiscal year which ends on December 31.
Business Overview
      Our technologies and services enable semiconductor companies to improve the yield and performance of integrated circuits, or ICs, by integrating the design and manufacturing processes. By providing our customers the ability to quickly characterize and model their manufacturing processes, our customers can improve the capabilities of their manufacturing processes faster and design products that are more manufacturable. We believe our solutions improve a semiconductor company’s time-to-market, yield, and ultimately product profitability. Our solutions combine test chips to characterize a manufacturing process, a proprietary electrical wafer test system, proprietary yield modeling and simulation software and methodologies, design-for-manufacturability (DFM) software, yield management system (YMS) software, and professional services. As an integral part of IC design process development, and fabrication, our solutions enable our customers to analyze yield loss mechanisms to identify, quantify, and correct the issues that cause yield loss. This drives IC design and manufacturing improvements that result in an optimized yield ramp to achieve and exceed targeted IC yield throughout process life cycles. Our solution is designed to increase the initial yield when a design first enters mass production, increase the rate at which that yield improves, or ramps, and achieve higher final yield during volume production. In addition, a yield ramp completed with our technologies allows subsequent product designs to be added to the manufacturing line more quickly and easily.
      The result of implementing our solutions is the creation of value that can be measured based on improvements to our customers’ actual yield. We align our financial interests with the yield and performance improvements realized by our customers, and receive revenue based on this value. To date, we have sold our technologies and services to semiconductor companies including leading integrated device manufacturers, fabless semiconductor companies, and foundries. The key benefits of our solutions to our customers are:

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

Increased Manufacturing Efficiencies. Our solutions for product design, product introduction, and yield ramp are designed to allow our customers to achieve a higher final yield and therefore a lower cost of goods sold. In addition, our solutions are designed to provide our customers with the ability to proactively monitor process health to avoid potential yield problems.

      Our objective is to provide the industry standard in technologies and services for integrating IC designs and manufacturing processes. To achieve this objective, we intend to:

Extend Our Technology Leadership Position. We intend to extend our technology leadership position by leveraging our experienced engineering staff and codifying the knowledge that we acquire in our solution implementations. For example, we continue to expand and develop new technology that leverages our CV methodology onto product wafers, providing valuable insight regarding product yield loss during mass production with minimal or no increase in test time. In addition, we intend to selectively acquire complementary businesses and technologies to increase the scope of our solutions. We will continue to make investments in the development of proprietary methodologies and technologies, including manufacturing process simulation software, yield and performance modeling software, and YMS software, to accommodate our customers’ increasingly complex semiconductor needs.

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

Focus on Key IC Product Segments. We intend to focus our solution on high-volume, high-growth IC product segments such as system-on-a-chip, consumer, flash memory, CMOS image sensor, and high-performance central processing units. As a result, we will continue to expand our solution for technology drivers such as low-k dielectrics, copper, embedded DRAM, and 300mm wafer fabs, which are all somewhat new and relatively complex manufacturing technologies. We believe that these product segments are particularly attractive because they include complex IC design and manufacturing processes where processed silicon is costly and yield is critical.

Expand Strategic Relationships. We intend to continue to extend and enhance our relationships with companies at various stages of the design-to-silicon process, such as manufacturing and test equipment vendors, electronic design automation vendors, silicon intellectual property providers, semiconductor foundries, and contract test and assembly houses. We believe that our integrated solution provides significant value because it is a comprehensive solution and, thus, we will continue to pursue strategic relationships that expand the benefits of our CV infrastructure (CVi), Integrated Yield Ramp (IYR), and DFM solutions. We expect these relationships to also serve as sales channels and to increase industry awareness of our solutions.
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
      Increased IC complexity and compressed product lifecycles create significant challenges to achieving competitive initial yields and optimized performance. For example, it is not uncommon for an initial manufacturing run to yield only 20%, meaning 80% of the ICs produced are wasted. Yield improvement and performance optimization are critical drivers of IC companies’ financial results because they typically lead to cost reduction and revenue generation concurrently, causing a leveraged effect on profitability. Historically, yield loss resulted primarily from random contamination in the IC manufacturing process, for example from particles falling on the wafer during the manufacturing process. As the semiconductor industry moved to 130-nanometer process technology and beyond, the dominant factor of yield loss with nanometer-era ICs has shifted from contamination to:

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
      Disaggregation of the semiconductor industry has further complicated IC companies’ ability to minimize systematic and performance yield losses. Historically, leading semiconductor companies designed, manufactured, and tested their ICs internally, thus retaining process-design integration know-how. Today, the industry is comprised of separate organizations, as well as separate companies, that specialize in a particular phase of designing and manufacturing ICs. This has fragmented the knowledge related to the integration of IC design and manufacturing and resulted in great difficulty in making designs compatible with a manufacturing process prior to volume production.
Technology and Intellectual Property Protection
      We have developed proprietary technologies for yield simulation, analysis, and improvement. We continually enhance our core technologies through the codification of knowledge that we gain in our solution implementations. Our technology includes:

•	Algorithms and software, such as:

•	modeling algorithms of the interaction between design layout and manufacturing processes, which creates layout pattern-dependent systematic yield models that encompass process technologies such as lithography, etch, interlayer dielectric chemical mechanical polishing (CMP), copper CMP, and shallow trench isolation CMP;

•	pattern recognition algorithms, which allow us to categorize the yield-relevant elements of a design as a function of their layout, including the effects of their proximity to other elements;

•	algorithms that compute an overall yield impact matrix for design as a function of layout elements and manufacturing yield models;

•	hierarchical representation of the layout, which encompasses layout manufacturing process proximity effects and minimizes the time necessary for computation of systematic yield prediction;

•	statistical process and device simulation, including simulation of circuit performance as a function of manufacturing process variations;

•	algorithms for efficient storage, rapid retrieval, merging, and statistical analysis of very large and disparate manufacturing data sets;

•	algorithms for the visualization of spatial manufacturing data, including wafer map and defect data;

•	algorithms for web-based reporting of manufacturing data analysis;

•	algorithms for the optimization of reticle shot maps to improve the number of good die per wafer and or the throughput of the lithography cell;

•	algorithms for the optimization of die placement on the wafer to improve the throughput of the test cell; and

•	algorithms for the optimization of probe head stepping pattern on the wafer to improve the throughput of the test cell.

•	Characterization Vehicle® test chip designs of experiments, layout designs, and layouts, all of which are used to characterize the manufacturing process, and establish fail-rate information needed to calibrate manufacturing yield models and build yield impact matrices;

•	A highly parallel electrical functional-test system, comprised of hardware and software designed to provide an order-of-magnitude reduction in the time required to test our Characterization Vehicle test chips; and

•	Methodologies that our implementation teams use as guidelines to drive our customers’ adoption of our CV® test chips and technologies, quantify the yield impact of each module of the process and design block, simulate the impact of changes to the design and manufacturing process, and analyze the outcome of executing such changes.
      Our future success and competitive position rely to some extent upon our ability to protect these proprietary technologies and to prevent competitors from using our systems, methods, and technologies in their products. To accomplish this, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright, and trademark laws. We license our products and technologies pursuant to non-exclusive license agreements which impose restrictions on customer use. In addition, we seek to avoid disclosure of our trade secrets, including requiring employees, customers, and others with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We also seek to protect our software, documentation, and other written materials under trade secret and copyright laws. As of December 31, 2005 we have been issued 22 patents worldwide, which includes 11 U.S. patents, and we have 55 patent applications currently pending worldwide, which includes 21 pending in the United States. We intend to prepare additional patent applications for submission to the United States Patent and Trademark Office and various foreign patent offices. In the future, we may seek additional patent protection when we feel it is necessary. Characterization Vehicle®, Circuit Surfer®, CV®, Optissimo®, pdFasTest®, pdFabtm, PDF Solutions®, Proxecco®, the PDF Solutions logo, WAMA®, Yield Ramp Simulator®, and YRS® are our registered trademarks, and dataPOWERtm, Design-to-Silicon-Yieldtm, pdCVtm, and pDfxtm are our trademarks.
Products And Services
      Our solutions consist of integration engineering services, proprietary software, and other technologies designed to address our customers’ specific manufacturing or design issues. These solutions can be grouped as follows:
      Manufacturing Process Solutions. IC manufacturing process development typically involves four sequential phases: research and development to establish unit manufacturing processes, such as units for the metal CMP or lithography processes; integration of these unit processes into functional modules, such as metal or contact modules; a yield ramp of lead products through the entire manufacturing line; and volume manufacturing of all products through the life of the process. We offer solutions targeted to each of these phases that are designed to accelerate the efficiency of yield learning, by shortening the learning cycle, learning more per cycle, and reducing the number of silicon wafers required. Our targeted offerings include:

•	Process R&D: Our process R&D solutions are designed to help customers increase the robustness of their manufacturing processes by characterizing and reducing the variability of unit processes and device performance with respect to layout characteristics within anticipated process design rules.

•	Process Integration and Yield Ramp: Our process integration and yield ramp solutions are designed to enable our customers to more quickly ramp the yield of new products early in the manufacturing process by characterizing the process-design interactions within each key process module, simulating product yield loss by process module, and prioritizing quantitative yield improvement by design blocks in real products.

•	Volume Manufacturing: Our volume manufacturing solutions are designed to enable our customers to extend our yield ramp services through the life of the process by continuing to collect test data during production and improving yield while reducing the overhead of manufacturing separate test wafers. Optional software modules allow customers to perform rapid yield signature detection, characterization, and diagnosis at all levels of map analysis from memory bits to wafers to final packaged parts with die ID traceability.
      Design-for-Manufacturability (DFM) Solutions. Our DFM solutions are designed to enable our customers to optimize yields within the design cycle before a design is sent to the mask shop to more quickly and cost-effectively manufacture IC products. We target these solutions to customers’ requirements by providing the following:

•	Logic DFM Solutions: These solutions include software, intellectual property, and services designed to make yield improvements by trading off density or performance, for example, in the logic portions of an IC design. Our software helps designers optimize the yield of the logic portion by using process specific yield models, and technology files that include yield enhanced extensions to intellectual property design building block elements.

•	Circuit Level DFM Solutions: These solutions include software and services designed to anticipate the effects of process variability during analog/mixed signal/ RF circuit design to optimize the manufacturability of each block given a pre-characterized manufacturing process.

•	Memory DFM Solutions: These solutions include software and services designed to optimize the memory redundancy and bit cell usage given a pre-characterized manufacturing process.
      Our solutions incorporate the use of various elements of our software and other technologies depending on the customers’ needs. Our software and other technologies include the following:
      Characterization Vehicle (CV) infrastructure. Our test chip design engineers develop a design of experiments (DOE) to determine how IC design building blocks interact with the manufacturing process. Our CV software utilizes the DOE, as well as a library of building blocks that we know has potential yield and performance impact, to generate CV test chip layouts. Our CVi includes:

•	CV Test Chips. Our family of proprietary test chip products are run through the manufacturing process with intentional process modifications to explore the effects of potential process improvements given natural manufacturing variations. Our custom-designed CV test chips are optimized for our test hardware and analysis software and include DOEs tuned to each customer’s process. Our full-reticle short-flow CV test chips provide a fast learning cycle for specific process modules and are fully integrated with third-party failure analysis and inspection tools for complete diagnosis to root cause. Our Scribe CV® products are inserted directly on customers’ product wafers and collect data from product wafers about critical layers.

•	pdCVtm Analysis Software. Our proprietary software is then used to accumulate data from our CV test chips, enabling models of the performance effects of process variations on these design building blocks to be generated for use with our Yield Ramp Simulator software.

•	pdFasTest® Electrical Wafer Test System. Our proprietary system enables fast defect characterization of manufacturing processes. This automated system provides parallel functional testing, thus minimizing the time required to perform millions of electrical measurements to test our CV test chips.
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
      pDfx® Environment. Our pDfx environment improves the manufacturability of ICs by providing process-aware DFM. The environment incorporates our pDfx yield models and software into commercial Electronic Design Automation (EDA) tools available to the IC Design community. These tools are either developed by PDF or frequently in partnership with commercial EDA vendors. Incorporating our pDfx modeling capability into the design flow allows designers to optimize yield, performance, power, and area trade-offs within the design flow before the IC is released to manufacturing. In this manner, customers can further optimize designs for yield within their specific guidelines.
      dataPOWERtm YMS Platform. Our dataPOWER YMS platform collects yield data, stores it in databases, and allows product engineers to identify and analyze production yield issues using proprietary yield analysis software tools. dataPOWER software contains powerful visualization and reporting tools that are flexible to address customers’ requirements. Our YMS platform is designed to handle very large data sets, to efficiently improve productivity, yield and time-to-market at our customers’ sites. Optional modules extend the base platform to enable defect analysis (dP-Defect), memory analysis (dP-bitMAP) , spatial signature analysis (dP-SSA), and optimization of die on the wafer (dP-shotMAP).
      With the exception of dataPOWER and pDfx, the primary distribution method for our software and technologies is through our manufacturing process solutions although, we have in the past and may in the future separately license these and other technologies. Though dataPOWER and pDfx are primarily licensed separately, they are also distributed within our Design-to-Silicon-Yield solutions.
Customers
      Our current customers are primarily integrated device manufacturers (IDMs), but also include fabless semiconductor design companies and foundries. Our customers’ targeted product segments vary significantly, including microprocessors, graphics, memory and communications. We believe that the adoption of our solutions by such companies validates the application of our Design-to-Silicon-Yield solutions to the broader semiconductor market.
      Texas Instruments, International Business Machines Corporation, Matsushita Electric Industrial Co., and Toshiba Corporation represented 15%, 13%, 11%, and 10%, respectively, of our total revenue for the year ended December 31, 2005. Toshiba, Sony Corporation, Matsushita, and Texas Instruments represented 17%, 13%, 12%, and 10% respectively, of our total revenue for the year ended December 31, 2004. Toshiba, Sony, Matsushita and Epson Corporation represented 25%, 15%, 13% and 11%, respectively, of our total revenue for the year ended December 31, 2003. No other customer accounted for 10% or more of our revenue in years 2005, 2004 and 2003.
Sales and Marketing
      Our sales strategy is to pursue targeted accounts through a combination of our direct sales force and strategic alliances. For sales in the United States, we rely on our direct sales team, which primarily operates out of our San Jose, California headquarters. In Japan, we use our direct sales team. In Taiwan and China we use J.I.T. International Co., Ltd. as a sales representative and in Korea we use Acetronix Co., Ltd. as a sales representative. We expect to continue to establish strategic alliances with vendors in the electronic design automation software, capital equipment for IC production, silicon intellectual property and mask-making software segments to create and take advantage of co-marketing opportunities. We believe that these relationships will also serve as sales channels for our Design-to-Silicon-Yield solutions and to increase industry awareness of our solutions.
      During 2005 we derived 55% of our total revenue from customers based in Asia compared to 64% in the year ended December 31, 2004 and 70% in the year ended December 31, 2003. Approximately 35% of our total revenue was derived from customers located in the United States in the year ended December 31, 2005 as compared to 25% and 22%, respectively, in the years ended December 31, 2004 and December 31, 2003. Additional discussion regarding the risks associated with international operation can be found under Item 1A, “Risk Factors”, on page 10.
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
      See Note 9 of our “Notes to Consolidated Financial Statements”, included under Part II, Item 8. “Financial Statements and Supplementary Data” for additional geographic information.
Research and Development
      Our research and development focuses on developing and introducing new proprietary technologies, software products and enhancements to our existing solutions. We use a rapid-prototyping paradigm in the context of the customer engagement to achieve these goals.
      We have made and expect to continue to make substantial investments in research and development. The complexity of our Design-to-Silicon-Yield technologies requires expertise in physical IC design and layout, transistor design and semiconductor physics, semiconductor process integration, numerical algorithms, statistics and software development. We believe that our team of engineers will continue to advance our market and technological leadership. We conduct in-house training for our engineers in the technical areas, as well as focusing on ways to enhance client service skills. At any given time, about one quarter of our research and development engineers are operating in the field, partnered with solution implementation engineers in a deliberate strategy to provide direct feedback between technology development and customer needs. Our research and development expenses excluding stock based compensation were approximately $22.1 million, $20.3 million and $18.4 million in 2005, 2004 and 2003, respectively.
Competition
      The semiconductor industry is highly competitive and characterized by rapidly changing design and process technologies, evolving standards, short product life cycles, and decreasing prices. While the market for process-design integration technologies and services is in its early stages, it is rapidly evolving and we expect competition to develop and continue to increase. We believe the solution to address IC companies needs requires a unified system of yield models, design analysis software, CV test chips, and yield management software. Currently, we are the only provider of comprehensive commercial solutions for integrating design and manufacturing processes. We face indirect competition from internal groups at IC companies that use an incomplete set of components that are not optimized to accelerate process-design integration. Some providers of yield management software, inspection equipment, or electronic design automation may seek to broaden their product offerings and compete with us.
      We face competition for some of the point applications of our solutions including some of those used by the internal groups at IC companies. Specifically there are several suppliers of yield management and/or prediction systems, such as KLA-Tencor, Knights Technology (a part of FEI Company), Ponte Solutions, Predictions Software, Syntricity, Spotfire, and Synopsys, Inc. In addition, Synopsys, Inc. now appears to offer directly competing DFM capability, while other EDA suppliers provide alternative DFM solutions that may compete for the same budgetary funds.
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
Employees
      As of December 31, 2005, we had 283 employees, including 110 on client service teams, 110 in research and development, 29 in sales and marketing and 34 in general and administrative functions. 199 of these employees are located in San Jose/ San Diego, California, 23 are located in Texas and other parts of the United States, 19 are located in Germany, 25 are located in Japan, 15 are located in Italy, and 2 employees are located in the Netherlands.
      None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe our relationship with our employees is good.
Executive Officers
           The following table and notes set forth information about our current executive officers.

Name	Age	Position

John K. Kibarian, Ph.D	41	Chief Executive Officer, President and Director
Keith A. Jones	35	Chief Financial Officer and Vice President, Finance
David A. Joseph	52	Chief Strategy Officer
Rebecca Baybrook, Ph.D	54	Vice President, Human Resources
Cees Hartgring, Ph.D.	52	Vice President and General Manager, Manufacturing Process Solutions
Andre Hawit	44	Vice President and General Manager, Yield Manufacturing Solutions
James Jensen	53	Vice President, Engineering Services for Manufacturing Process Solutions
Kevin MacLean	44	Vice President, Marketing and Development for Manufacturing Process Solutions
Zia Malik	54	Vice President, Sales
P. Steven Melman	51	Vice President, Investor Relations and Strategic Initiatives
Kimon Michaels, Ph.D.	39	Vice President, Field Operations for Manufacturing Process Solutions

      John K. Kibarian, Ph.D., one of our founders, has served as President since November 1991 and has served as our Chief Executive Officer since July 2000. Mr. Kibarian has served as a director since December 1992. Mr. Kibarian received a B.S. in Electrical Engineering, a M.S. E.C.E. and a Ph.D. E.C.E. from Carnegie Mellon University.
      Keith A. Jones, has served as Chief Financial Officer and Vice President, Finance since January 2006. Mr. Jones served as Director of Finance and SEC Compliance from July 2003 to December 2005. Prior to joining PDF, from September 2001 to July 2003, he served as Assistant Controller for Interwoven, Inc., a provider of enterprise content management solutions. From May 2000 to July 2001, he served as Controller for eTime Capital, Inc., a financial software applications company. From July 1994 to April 2000, he served Deloitte & Touche LLP, a public accounting firm, in various positions and most recently as an Audit Manager. Mr. Jones received a B.S. in Business Administration from California State University, Fresno and is a Certified Public Accountant.
      David A. Joseph has served as Chief Strategy Officer since April 2003. Mr. Joseph served as Executive Vice President Sales, Marketing, and Business Development from August 2001 through March 2003. He served as Vice President, Products and Methods from July 1999 through August 2001 and as Vice President, Business Development from November 1998 through June 1999. Prior to joining PDF, from February 1978 to October 1998, Mr. Joseph served KLA-Tencor, a semiconductor manufacturing company, in various positions, including as Japan Business Manager, Vice President Customer Satisfaction and General Manager of Yield Analysis Software. Mr. Joseph received a B.S. in Mathematical Science from Stanford University.
      Rebecca Baybrook has served as Vice President, Human Resources since May 2002. Prior to joining PDF, from September 2001 to April 2002, Ms. Baybrook served as Sr. Director, Human Resources for Vitria Technologies, an integrated software company. From October 1999 to July 2001 she served as Director, Human Resources for 3Com, a telecommunications company. From January 1986 to September 1999, Ms. Baybrook served as Assistant Vice President of Human Resources for Knight Ridder, Inc., a publishing company. Ms. Baybrook received B.A. degree from Westmont College and a Ph.D. in Organizational Psychology from University of South Florida.
      Cees Hartgring Ph.D., has served as Vice President and General Manager, Manufacturing Process Solutions since January 2004. Mr. Hartgring served as Vice President, Worldwide Sales and Strategic Business Development from April 2003 through December 2003. He served as Vice President of Sales from September 2002 through March 2003. Prior to joining PDF, from May 2000 to August 2001, Mr. Hartgring served as President and Chief Executive Officer of Trimedia Technologies, a Philips Semiconductor spinout. From August 1990 to April 2000, he held various executive positions at Philips Semiconductor, most recently as Vice President and General Manager of the Trimedia business unit. Mr. Hartgring has an undergraduate degree from the Technical University Delft and a M.S.E.E. and a Ph.D. in Electrical Engineering and Computer Science from the University of California at Berkeley.
      Andre Hawit has served as Vice President and General Manager, Yield Manufacturing Solutions since January 2006. Mr. Hawit served as Vice President, Software Development from September 2003 through December 2005. Prior to joining PDF, Mr. Hawit was the founder of IDS Software Systems Inc., a yield management systems software and solutions company. From October 1991 through August 2003, he held various positions within IDS including President and Chief Executive Officer, and most recently Chief Technology Officer. Mr. Hawit received a B.S. in Electronics and Computer Engineering from San Francisco State University and an M.B.A. from National University School of Business.
      James Jensen has served as Vice President, Engineering Services for Manufacturing Process Solutions since January 2006. Mr. Jensen served as Co-Vice President, Client Services from November 2003 through December 2005 and as Director of Business Development, Integrated Yield Ramp Solutions, from March 2002 through October 2003. Prior to joining PDF, from July 1996 through February 2002, he served as General Manager of a semiconductor fabrication facility of Texas Instruments, a semiconductor products company. From November 1989 through June 1996, Mr. Jensen served as Fabrication Operations Director for Silicon Systems Inc., a semiconductor products company. Mr. Jensen received a B.S. in Physics from the University of Utah and a M.S. in Management from Purdue University.

      Kevin MacLean, has served as Vice President, Marketing and Development for Manufacturing Process Solutions since January 2006. Mr. MacLean served as Vice President and General Manager of Design For Manufacturability (DFM) Solutions from June 2004 through December 2005. Prior to joining PDF, from June 2003 to October 2003, Mr. MacLean served as Senior Vice President and General Manager of DFM Solutions at Cadence Design Systems, Inc., an electronic design automation software company. From January 2000 to January 2002, he served as Sr. Vice President and Chair of the Technology Council for Numerical Technologies, a provider of subwavelength lithography-enabling technology. Mr. MacLean was a cofounder of Transcriptions Enterprises. From June 1986 to January 2002, he held various positions at Transcription Enterprises most recently as General Manager, after the merger with Numerical Technologies in January 2000. Mr. MacLean received a B.S. in Engineering from Cornell University.
      Zia Malik has served as Vice President, Sales since December 2003. Prior to joining PDF, from September 2000 through November 2003, Mr. Malik served as Vice President of Operations and Customer Marketing of Ishoni Networks, a maker of broadband networking processors. From February 1997 through September 2000, he served as a Senior Director for the Foundry and Contracts Manufacturing Group of National Semiconductor Corporation, an integrated circuit manufacturer. From June 1987 through February 1997, he held various executive positions at California Micro Devices Corporation, a maker of semiconductors, most recently as Vice President of Business Development. Mr. Malik received a B.S. and M.S. in Chemistry from the University of Karachi in Pakistan and an MBA from the University of Phoenix.
      P. Steven Melman has served as Vice President, Investor Relations and Strategic Initiatives since January 1, 2006. Mr. Melman served as Chief Financial Officer and Vice President, Finance and Administration from July 1998 to December 2005. Prior to joining PDF, from April 1997 to June 1998, he served as Vice President Finance and Administration with Animation Science Corporation, an animation company. From April 1995 to April 1997, he served as Vice President, Finance and Chief Financial Officer with Business Resource Group, a facilities management and commercial furnishings company. Mr. Melman received a B.S. in Business Administration from Boston University. Mr. Melman is a Certified Public Accountant.
      Kimon Michaels, Ph.D., one of our founders, has served as Vice President, Field Operations for Manufacturing Process Solutions since January 2006, and has been a Director since November 1995. From March 1993 through December 2005, he served in various vice presidential capacities. He also served as Chief Financial Officer from November 1995 to July 1998. Mr. Michaels received a B.S. in Electrical Engineering, a M.S. E.C.E. and a Ph.D. E.C.E. from Carnegie Mellon University.
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

Item 1A.	Risk Factors.

If semiconductor designers and manufacturers do not continue to adopt our Design-to-Silicon-Yield solutions, we may be unable to increase or maintain our revenue.
      If semiconductor designers and manufacturers do not continue to adopt our Design-to-Silicon-Yield solutions, our revenue could decline. To date, we have worked with a limited number of semiconductor companies on a limited number of IC products and processes. To be successful, we will need to continue to enter into agreements covering a larger number of IC products and processes with existing customers and new customers. Our existing customers are primarily large integrated device manufacturers, or IDMs. We target as new customers additional IDMs, fabless semiconductor companies, and foundries, as well as system manufacturers. Factors that may limit adoption of our Design-to-Silicon-Yield solutions by semiconductor companies include:

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
      Historically, we have had a small number of large customers for our core Design-to-Silicon-Yield solutions and we expect this to continue in the near term. In the year ended December 31, 2005, four customers accounted for 49% of our total net revenue, with Texas Instruments representing 15%, IBM representing 13%, Matsushita representing 11% and Toshiba representing 10%, respectively. In the year ended December 31, 2004, four customers accounted for 52% of our total net revenue, with Toshiba representing 17%, Sony representing 13%, Matsushita representing 12% and Texas Instruments representing 10%, respectively. The loss of any of these customers or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers.

We must effectively manage and support our operations and recent and planned growth in order for our business strategy to succeed.
      We will need to continue to grow in all areas of operation and successfully integrate and support our existing and new employees into our operations, or we may be unable to implement our business strategy in the time frame we anticipate, if at all. We have in the past, and may in the future, experience interruptions in our information systems on which our global operations depend. Further, physical damage to, failure of, or digital damage (such as significant viruses or worms) to, our information systems could disrupt and delay time-sensitive services or computing operations that we perform for our customers, which could negatively impact our business results and reputation. We may need to switch to a new accounting system in the near future, which could disrupt our business operations and distract management. In addition, we will need to expand our intranet to support new data centers to enhance our research and development efforts. Our intranet is expensive to expand and must be highly secure due to the sensitive nature of our customers’ information that we transmit. Building and managing the support necessary for our growth places significant demands on our management and resources. These demands may divert these resources from the continued growth of our business and implementation of our business strategy. Further, we must adequately train our new personnel, especially our client service and technical support personnel, to effectively and accurately, respond to and support our customers. If we fail to do this, it could lead to dissatisfaction among our customers, which could slow our growth.

If we fail to protect our intellectual property rights, customers or potential competitors may be able to use our technologies to develop their own solutions which could weaken our competitive position, reduce our revenue, or increase our costs.
      Our success depends largely on the proprietary nature of our technologies. We currently rely primarily on copyright, trademark, and trade secret protection. Whether or not patents are granted to us, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. As a result of any such litigation, we could lose our proprietary rights and incur substantial unexpected operating costs. Litigation could also divert our resources, including our managerial and engineering resources. In the future, we intend to rely primarily on a combination of patents, copyrights, trademarks, and trade secrets to protect our proprietary rights and prevent competitors from using our proprietary technologies in their products. These laws and procedures provide only limited protection. Our pending patent applications may not result in issued patents, and even if issued, they may not be sufficiently broad to protect our proprietary technologies. Also, patent protection in foreign countries may be limited or unavailable where we need such protection.

Competition in the market for solutions that address yield improvement and integration between IC design and manufacturing may intensify in the future, which could slow our ability to grow or execute our strategy.
      Competition in our market may intensify in the future, which could slow our ability to grow or execute our strategy. Our current and potential customers may choose to develop their own solutions internally, particularly if we are slow in deploying our solutions. Many of these companies have the financial and technical capability to develop their own solutions. Also, competitors could establish non-domestic operations with a lower cost structure than our engineering organization, which, unless we also establish lower cost non-domestic operations, would give any such competitor’s products a competitive advantage over our solutions. There may be other providers of commercial solutions for systematic IC yield and performance enhancement of which we are not aware. We currently face indirect competition from the internal groups at IC companies and some direct competition from providers of yield management or prediction software such as Knights Technology (a part of FEI Company), Ponte Solutions, Predictions Software, Syntricity, Spotfire and Synopsys (through their acquisition of HPL Technologies). Some providers of yield management software or inspection equipment may seek to broaden their product offerings and compete with us. For example, KLA-Tencor has announced adding the use of test structures to one of their inspection product lines. In addition, we believe that the demand for solutions that address the need for better integration between the silicon design and manufacturing processes may encourage direct competitors to enter into our market. For example, large integrated organizations, such as IDMs, electronic design automation software providers, IC design service companies or semiconductor equipment vendors, may decide to spin-off a business unit that competes with us. Other potential competitors include fabrication facilities that may decide to offer solutions competitive with ours as part of their value proposition to their customers. In addition, Synopsys, Inc. now appears to offer directly competing DFM capability, while other EDA suppliers provide alternative DFM solutions that may compete for the same budgetary funds. If these potential competitors are able to attract industry partners or customers faster than we can or change the pricing environment, we may not be able to grow and execute our strategy as quickly or at all. In addition, customer preferences may shift away from our solutions as a result of the increase in competition.

We face operational and financial risks associated with international operations.
      We derive a majority of our revenue from international sales, principally from customers based in Asia. Revenue generated from customers in Asia accounted for 55% of total revenue in the year ended December 31, 2005. During the year ended December 31, 2004 revenue generated from customers in Asia was 64% of total revenue. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Asia. In addition, we have expanded our non-U.S. operations recently and plan to continue such expansion by establishing overseas subsidiaries, offices, or contractor relationships in locations, and when, deemed appropriate by our management. The success of our business is subject to risks inherent in doing business internationally. These risks include:

•	some of our key engineers and other personnel who are foreign nationals may have difficulty gaining access to the United States and other countries in which our customers or our offices may be located and it may be difficult for us to recruit and retain qualified technical and managerial employees in foreign offices;

•	greater difficulty in collecting account receivables resulting in longer collection periods;

•	language and other cultural differences may inhibit our sales and marketing efforts and create internal communication problems among our U.S. and foreign research and development teams, increasing the difficulty of managing multiple, remote locations performing various development, quality assurance, and yield ramp analysis projects;

•	compliance with, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar, including, among other issues, with respect to protection of our intellectual property, and a wide variety of trade and export controls under domestic, foreign, and international law;

•	currency risk due to the fact that expenses for our international offices are denominated in the local currency, including the Euro, while virtually all of our revenue is denominated in U.S. dollars;

•	quarantine, private travel limitation, or business disruption in regions affecting our operations, stemming from actual, imminent or perceived outbreak of human pandemic or contagious disease;

•	in the event a larger portion of our revenue becomes denominated in foreign currencies, we would be subject to a potentially significant exchange rate risk; and

•	economic or political instability, including but not limited to armed conflict, terrorism, and the resulting disruption to economic activity and business operations.
      In Japan, in particular, we face the following additional risks:

•	any recurrence of an overall downturn in Asian economies could limit our ability to retain existing customers and attract new ones in Asia; and

•	if the U.S. dollar increases in value relative to the Japanese Yen, the cost of our solutions will be more expensive to existing and potential Japanese customers and therefore less competitive.

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
      Our gain share revenue for a particular product is largely determined by the volume of that product that our customer is able to sell to its customers, which is outside of our control. We have limited ability to predict the success or failure of our customers’ IC products. Further, our customers may implement changes to their manufacturing processes during the gain share period, which could negatively affect yield results, which is beyond our control. We may commit a significant amount of time and resources to a customer who is ultimately unable to sell as many units as we had anticipated when contracting with them or who makes unplanned changes to their processes. Since we currently work on a small number of large projects, any product that does not achieve commercial viability or a significant increase in yield could significantly reduce our revenue and results of operations below expectations. In addition, if we work with two directly competitive products, volume in one may offset volume, and any of our related gain share, in the other product. Further, decreased demand for semiconductor products decreases the volume of products our customers are able to sell, which may adversely affect our gain share revenue.

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
      While we were profitable on a GAAP basis in our six most recent quarters, we have experienced losses in the past. We may not maintain profitability if our revenue increases more slowly than we expect or not at all. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $13.5 million as of December 31, 2005. We expect to continue to incur significant expenses in connection with:

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
      Our revenue is highly dependent upon the overall condition of the semiconductor industry, especially in light of our gain share revenue component. The semiconductor industry is highly cyclical and subject to rapid technological change and has been subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices, and production overcapacity. The semiconductor industry also periodically experiences increased demand and production capacity constraints. As a result, we may experience significant fluctuations in operating results due to general semiconductor industry conditions and overall economic conditions.

We must continually attract and retain highly talented executives, engineers, and research and development personnel or we will be unable to expand our business as planned.
      We will need to continue to hire highly talented executives, engineers, and research and development personnel to support our planned growth. We have experienced, and we expect to continue to experience, delays and limitations in hiring and retaining highly skilled individuals with appropriate qualifications. We intend to continue to hire foreign nationals, particularly as we expand our operations internationally. We have had, and expect to continue to have, difficulty in obtaining visas permitting entry into the United States for several of our key personnel, which disrupts our ability to strategically locate our personnel. If we lose the services of any of our key executives or a significant number of our engineers, it could disrupt our ability to implement our business strategy. Competition for executives and qualified engineers can be intense, especially in Silicon Valley where we are principally based.

If our products, technologies, services, and integrated solutions fail to keep pace with the rapid technological changes in the semiconductor industry, we could lose customers and revenue.
      We must continually devote significant engineering resources to enable us to keep up with the rapidly evolving technologies and equipment used in the semiconductor design and manufacturing processes. These innovations are inherently complex and require long development cycles. Not only do we need the technical expertise to implement the changes necessary to keep our technologies current, we also rely heavily on the judgment of our advisors and management to anticipate future market trends. Our customers expect us to stay ahead of the technology curve and expect that our products, technologies, services, and integrated solutions will support any new design or manufacturing processes or materials as soon as they are deployed. If we are not able to timely predict industry changes, or if we are unable to modify our products, technologies, services, and integrated solutions on a timely basis, our existing solutions will be rendered obsolete and we may lose customers. If we do not keep pace with technology, our existing and potential customers may choose to develop their own solutions internally as an alternative to ours and we could lose market share, which could adversely affect our operating results.

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
      Our customers consider their product yield information and other confidential information, which we must gather in the course of our engagement with the customer, to be extremely competitively sensitive. If we inadvertently disclosed or were required to disclose this information, we would likely lose existing and potential customers and could be subject to costly litigation. In addition, to avoid potential disclosure of confidential information to competitors, some of our customers may, in the future, ask us not to work with key competitive products.

Our technologies could infringe the intellectual property rights of others causing costly litigation and the loss of significant rights.
      Significant litigation regarding intellectual property rights exists in the semiconductor industry. It is possible that a third party may claim that our technologies infringe their intellectual property rights or misappropriate their trade secrets. Any claim, even if without merit, could be time consuming to defend, result in costly litigation, or require us to enter into royalty or licensing agreements, which may not be available to us on acceptable terms, or at all. A successful claim of infringement against us in connection with the use of our technologies could adversely affect our business.

Defects in our proprietary technologies, hardware and software tools, and the cost of support to remedy any such defects could decrease our revenue and our competitive market share.
      If the software, hardware, or proprietary technologies we provide to a customer contain defects that increase our customer’s cost of goods sold and time to market, these defects could significantly decrease the market acceptance of our solutions. Further, the cost of support resources required to remedy any defects in our technologies, hardware, or software tools could exceed our expectations. Any actual or perceived defects with our software, hardware, or proprietary technologies may also hinder our ability to attract or retain industry partners or customers, leading to a decrease in our revenue. These defects are frequently found during the period following introduction of new software, hardware, or proprietary technologies or enhancements to existing software, hardware, or proprietary technologies. Our software, hardware, and proprietary technologies may contain errors not discovered until after customer implementation of the silicon design and manufacturing process recommended by us. If our software, hardware, or proprietary technologies contain errors or defects, it could require us to expend significant resources to alleviate these problems, which could reduce margins and result in the diversion of technical and other resources from our other development efforts.

We may have difficulty maintaining the effectiveness of our internal control over financial reporting.
      Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report on our management’s assessment of the design and effectiveness of our system of internal control over financial reporting as part of our Annual Report on Form 10-K. Our auditors are also required to attest to, and report on, our management’s assessment. In order to issue their report, our management is required to document both the design of our system of internal controls and our testing processes that support our management’s evaluation and conclusion. While our management and independent auditors have been able to conclude that our internal control over financial reporting has been effective in each of the last two years, during the course of future testing, we may identify deficiencies, including those arising from turnover of qualified personnel or arising as a result of acquisitions, which we may not be able to remediate in time to meet the continuing reporting deadlines imposed by Section 404 and the costs of which may harm our results of operations. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that our management can conclude on an ongoing basis that we have effective internal controls. We also may not be able to retain independent auditors with sufficient resources to attest to and report on our internal controls in a timely manner. Moreover, our auditors may not agree with our management’s future assessments and may send us a deficiency notice that we are unable to remediate on a timely basis. If we are unable to assert as of December 31, 2006 and beyond, that we maintain effective internal controls, our investors could lose confidence in the accuracy and completeness of our financial reports that in turn could cause our stock price to decline.

Change in stock option accounting rules may harm our reported operating results prepared in accordance with generally accepted accounting principles, our stock price, and our competitiveness in the employee marketplace.
      Technology companies have, in general, and our company has, in particular, a history of depending upon and using broad based employee stock option programs to hire, incentivize and retain employees in a competitive marketplace. In December 2004, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standard No. 123(R), Share-Based Payments (“SFAS No. 123(R)”), which will require all companies to measure compensation costs for all share-based payments, including employee stock options, at fair value. The provisions of SFAS No. 123(R) are effective for us beginning January 1, 2006. While we are currently still evaluating the actual effect that the adoption of SFAS No. 123(R) will have on our financial position and results of operations, we believe that our adoption of SFAS No. 123(R) will have a significant negative impact on our financial position and results of operations. In addition, we believe that the adoption of SFAS No. 123(R) may impact our ability to utilize broad based employee stock option plans to hire, incentivize and retain employees and could result in a competitive disadvantage to us in the employee marketplace.

Worldwide events may reduce our revenues and harm our business.
      Future political or related events similar or comparable to the September 11, 2001 terrorist attacks, or significant military conflicts, or long-term reactions of governments and society to such events, may cause significant delays or reductions in technology purchases or limit our ability to travel to certain parts of the world. In addition, such events have had and may continue to have negative effects on financial markets, including significant price and volume fluctuations in securities markets. If such events continue or escalate, our business and results of operations could be harmed and the market price of our common stock could decline.

We may not be able to expand our proprietary technologies if we do not consummate potential acquisitions or investments or successfully integrate them with our business.
      To expand our proprietary technologies, we may acquire or make investments in complementary businesses, technologies, or products if appropriate opportunities arise. We may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms, or consummate future acquisitions or investments, each of which could slow our growth strategy. We may have difficulty integrating the acquired products, personnel or technologies of any acquisitions we might make. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.

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

Item 1B.	Unresolved Staff Comments.
      None.

Item 2.	Properties.
      Our principal executive offices are located in San Jose, California where we lease approximately 40,600 square feet under two leases, one for 39,100 square feet that expires in January 2008 and the other for 1,500 square feet on a month to month basis. We lease 11,200 square feet of office and laboratory space in San Diego, California under a lease that expires in March 2008. We lease 5,100 square feet in Dallas, Texas under a lease that expires in May 2008. We lease and sublease 3,000 square feet in Foster City, California under a lease that expires in September 2007. We lease 275 square feet in Amherst, New Hampshire under a lease that expires in August 2006. In addition, we lease 11,000 square feet in Munich, Germany, 2,600 square feet in Tokyo, Japan and 3,500 square feet in Desenzano, Italy under leases that expire in January 2012, April 2006, and December 2008, respectively. We believe our existing facilities and those in negotiation are adequate to meet our current needs and are being utilized in line with our past experience.

Item 3.	Legal Proceedings.
      We are not currently party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our common stock has traded on the Nasdaq National Market under the symbol “PDFS” since our initial public offering on July 26, 2001. As of February 28, 2006 we had approximately 225 stockholders of record and the closing price of our common stock was $16.89 per share as reported by the Nasdaq National Market. The number of stockholders of record does not include individuals whose stock is in nominee or “street name” accounts through brokers.
      The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported by the Nasdaq National Market:

2005	High	Low

First Quarter	$16.15	$13.25
Second Quarter	$13.90	$11.41
Third Quarter	$17.76	$13.15
Fourth Quarter	$17.33	$14.48

2004	High	Low

First Quarter	$15.55	$10.25
Second Quarter	$12.49	$8.38
Third Quarter	$12.52	$7.42
Fourth Quarter	$16.75	$12.12
      The information under the heading “Equity Compensation Plan Information” in our definitive Proxy Statement (our “Proxy Statement”) to be filed with the Security and Exchange Commission (SEC) in connection with our 2006 Annual Meeting of Stockholders is incorporated into Item 5 of this report by reference.

      The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the fourth quarter of the year ended December 31, 2005:
ISSUER PURCHASES OF EQUITY SECURITIES

Maximum
Dollar
			Total Number of	Value of Shares
			Shares	that
	Total		Purchased as Part	May Yet
	Number of	Average	of Publicly	Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased(1)	per Share	Programs(1)	Programs(1)

Month #1 (October 1, 2005 through October 31, 2005)	—	—	—	$4,451,236
Month #2 (November 1, 2005 through November 30, 2005)	—	—	—	$4,451,236
Month #3 (December 1, 2005 through December 31, 2005)	—	—	—	$4,451,236

Total	—	—	—

(1)	On March 26, 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to $10.0 million of our outstanding common stock may be repurchased; the repurchase program has no set expiration or termination date. As of December 31, 2005, 550,521 shares had been repurchased under this program at a weighted average per share price of $10.08 and approximately $4.5 million remained available for repurchases.
Dividend Policy
      No cash dividends were declared or paid in 2005 or 2004. We currently intend to retain all available funds to finance future internal growth and product development and do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Item 6.	Selected Financial Data.
      The following selected financial information has been derived from the audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes to those statements included therein and in Part II of this Form 10-K.

	Year Ended December 31,

	2005	2004	2003(1)	2002	2001

	(In thousands, except per share data)
Consolidated Statements Of Operations Data:
Revenue:
Design-to-silicon-yield solutions:
Integrated solutions	$52,719	$49,573	$28,060	$30,104	$24,474
Software licenses	9,319	4,971	7,569	3,581	3,641
Gain share	11,890	7,802	6,897	10,039	8,733

Total revenue	73,928	62,346	42,526	43,724	36,848

Costs and expenses:
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions:
Integrated solutions	24,319	21,772	14,389	14,986	13,219
Software licenses	293	83	23	—	—
Amortization of acquired core technology	5,064	5,209	2,168	164	164
Research and development	22,106	20,332	18,441	15,247	12,196
Selling, general and administrative	16,138	15,207	12,459	10,188	10,505
Stock-based compensation amortization*	106	742	1,755	2,711	7,371
Amortization of other acquired intangible assets	940	1,406	547	—	337
Write-off of in-process research and development	—	—	800	—	—

Total costs and expenses	68,966	64,751	50,582	43,296	43,792

Income (loss) from operations	4,962	(2,405)	(8,056)	428	(6,944)
Interest and other income, net	1,658	675	1,195	1,549	1,232

Income (loss) before taxes	6,620	(1,730)	(6,861)	1,977	(5,712)
Income tax provision (benefit)	96	(1,116)	(2,345)	1,453	(1,840)

Net income (loss)	6,524	(614)	(4,516)	524	(3,872)
Preferred dividend	—	—	—	—	(1,619)

Net income (loss) attributable to common stockholders	$6,524	$(614)	$(4,516)	$524	$(5,491)

Net income (loss) per share:
Basic	$0.25	$(0.02)	$(0.19)	$0.02	$(0.38)

Diluted	$0.24	$(0.02)	$(0.19)	$0.02	$(0.38)

Weighted average common shares:
Basic	25,983	25,330	23,278	21,962	14,425

Diluted	27,473	25,330	23,278	23,199	14,425

*Stock-based compensation amortization:
Direct costs of design-to-silicon-yield solutions	$—	$39	$345	$826	$1,996
Research and development	98	667	1,099	1,341	3,227
Selling, general and administrative	8	36	311	544	2,148

	$106	$742	$1,755	$2,711	$7,371

	December 31,

	2005	2004	2003(1)	2002	2001

	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$60,506	$45,660	$39,110	$71,490	$70,835
Working capital	68,534	51,312	42,613	73,569	69,994
Total assets	139,892	125,407	123,967	89,047	83,316
Total stockholders’ equity	122,681	108,798	106,552	78,742	72,884

(1)	In May 2003, we completed our acquisition of certain assets and liabilities of WaferYield, Inc., which related to wafer shot map optimization technology. The aggregate purchase price was $4.1 million, which included cash payments of $2.6 million and the recognition of $1.5 million in other liabilities associated with future payments that were contingent upon the attainment of certain revenue performance objectives.

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
Forward-Looking Statements
      You should read the following discussion in conjunction with our consolidated financial statements and notes set forth under Item 8. “Financial Statements and Supplementary Data” and “Risk Factors” included in Item 1A. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, including those described in Item 1A.“Risk Factors” and elsewhere in this Form 10-K.
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

Financial Highlights
      During 2005 we continued to see greater adoption of our products and services through the expansion of our customer base both domestically and internationally. Financial highlights for the year ended December 31, 2005 were as follows:

•	Revenue from Design-to-Silicon-Yield integrated solutions for the year ended December 31, 2005 increased to $52.7 million compared to $49.6 million for the year ended December 31, 2004. This increase was the result of an overall increase in the total contract value of our solution implementation and of an increase in software maintenance revenues. Revenue from Design-to-Silicon-Yield software licenses for the year ended December 31, 2005 increased to $9.3 million compared to $5.0 million for the year ended December 31, 2004. This increase was due to greater adoption of our software applications from our installed base of customers. Gain share revenue for the year ended December 31, 2005 increased to $11.9 million compared to $7.8 million for the year ended December 31, 2004. Our gain share revenue may continue to fluctuate from quarter to quarter as a result of each customer’s contractual performance measures for achieving gain share as well as each customer’s production volumes in any given period.

•	We reported net income of $6.5 million for the year ended December 31, 2005, compared to net loss of $614,000 for the year ended December 31, 2004. The increase in net income was primarily attributable to increased revenues more than offsetting the increase in expenses. The increase in expenses was mainly due to a growth in headcount and was partially offset by the slight decrease in stock-based compensation amortization and in the amortization of other acquired intangible assets. We believe we will be able to continue to monitor and control costs, excluding stock compensation expense, relative to our revenue growth, however, we expect that the SFAS No. 123(R) requirements to expense share based award transactions, effective for us in our fiscal year beginning January 1, 2006, will materially increase our overall costs.

•	Net income per diluted share was $0.24 for the year ended December 31, 2005 compared to a net loss per basic share of $0.02 for the year ended December 31, 2004, an improvement of $0.26 per share.

•	Cash and equivalents increased $14.8 million to $60.5 million during the year ended December 31, 2005. Net cash provided by operating activities and used in investing activities for the year ended December 31, 2005 totaled $9.8 million and $2.3 million, respectively. Net cash provided by financing activities for the year ended December 31, 2005 totaled $7.5 million.

Acquisitions
      On May 31, 2003, we completed our acquisition of WaferYield, which primarily included WaferYield’s proprietary shot map WAMA® technology and related business. The WAMA® product offering was designed to optimize semiconductor wafer shot maps to help semiconductor companies achieve greater yield and net die per wafer, higher stepper throughput and reduced probe test cost. The Company has fully integrated the WAMA® technology into optional modules for its dataPOWER software product, which modules it licenses under the names dp-shotMAP and dp-probeMAP. We believe that the acquisition added to our product offering and our capabilities in enabling semiconductor companies to improve yield and performance of ICs. The aggregate purchase price was $4.1 million, which included cash payments of $2.6 million and the recognition of $1.5 million in other liabilities associated with future payments that were contingent upon the attainment of certain revenue performance objectives. Such revenue performance objectives could have resulted in future payments of up to $5.0 million. During the year ended December 31, 2004, we agreed to pay $1.0 million to settle such future contingent payments. As a result of this payment, the remaining $4.0 million payable under the original agreement is no longer payable. Upon final settlement of this liability, we reduced the purchase price by $500,000 reflecting the difference between the incentive amount paid and the related liability recorded in connection with the acquisition.
      On September 24, 2003, we completed our acquisition of all the outstanding stock of IDS. IDS developed and licensed yield management software applications and provided services to enable customers to efficiently gather, retrieve and analyze manufacturing data, identifying areas for yield improvement. We believe that our acquisition of IDS provides our customers with greater capabilities for managing product yield improvement through the use of the acquired technology and services. The aggregate purchase price was $51.0 million which included the payment in cash of $23.0 million, the issuance of 2.0 million shares of our common stock valued at $25.0 million, the assumption of stock options valued at $1.7 million and acquisition costs of $1.3 million. In connection with the acquisition, $1.0 million in cash and 400,000 shares of common stock were held in escrow as security against certain financial contingencies. In October 2004, we released all cash held in escrow to the shareholders of IDS. Fifty percent of the shares held in escrow, less amounts deducted to satisfy contingencies, were released upon the 12-month anniversary of the acquisition. The remaining shares held in escrow were released upon the 24-month anniversary of the acquisition. In connection with the acquisition, we recorded $39.2 million in goodwill, net of subsequent adjustments related to certain accruals and tax liabilities recognized in the acquisition. Goodwill reflects the excess of the purchase price paid over the identifiable assets assumed in the acquisition.
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

Revenue Recognition
      We derive revenue from two sources: Design-to-Silicon-Yield solutions and gain share. We recognize revenue in accordance with the provisions of American Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and SOP No. 97-2, Software Revenue Recognition, as amended.
      Design-to-Silicon-Yield Solutions — Design-to-Silicon-Yield solutions revenue is derived from integrated solutions and software licenses. Revenue recognition for each element of Design-to-Silicon-Yield solutions is as follows:

Integrated Solutions — We generate a significant portion of our revenue from fixed-price contracts delivered over a specific period of time. These contracts require the accurate estimation of the cost to perform obligations and the overall scope of each engagement. Revenue under contracts for solution implementation services is recognized as the services are performed using the cost-to-cost percentage of completion method of contract accounting. Losses on solution implementation contracts are recognized when determined. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contract was executed. Any such reductions in contract margin could have a material negative impact on our operating results.

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

Goodwill and Acquired Intangible Assets
      As of December 31, 2005, we had $49.7 million of goodwill and intangible assets. In assessing the recoverability of our goodwill and intangible assets, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets, which would have a material adverse effect on our operating results. We evaluate goodwill for impairment pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. We have selected December 31 as the date upon which to perform our annual testing for impairment. As of December 31, 2005, we completed our annual testing requirements and determined that the carrying value of goodwill had not been impaired.
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

Results of Operations
      The following table sets forth, for the years indicated, the percentage of total revenue represented by the line items reflected in our consolidated statements of operations:

	Years Ended
	December 31,

	2005	2004	2003

Revenue:
Design-to-silicon-yield solutions:
Integrated solutions	71%	79%	66%
Software licenses	13	8	18
Gain share	16	13	16

Total revenue	100%	100%	100%

Costs and expenses:
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions:
Integrated solutions	33	35	34
Software licenses	—	—	—
Amortization of acquired core technology	7	8	5
Research and development	30	33	44
Selling, general and administrative	22	25	29
Stock-based compensation amortization	—	1	4
Amortization of other acquired intangible assets	1	2	1
Write-off of in-process research and development	—	—	2

Total costs and expenses	93	104	119

Income (loss) from operations	7	(4)	(19)
Interest and other income	2	1	3

Income (loss) before taxes	9	(3)	(16)
Income tax benefit	—	(2)	(6)

Net income (loss)	9%	(1)%	(10)%

Years Ended December 31, 2005 and 2004

					2005	2004
			$	%	% of	% of
Revenue	2005	2004	Change	Change	Revenue	Revenue

	(In thousands, except for %’s)
Design-to-silicon-yield solutions:
Integrated solutions	$52,719	$49,573	$3,146	6%	71%	79%
Software licenses	9,319	4,971	4,348	87	13	8
Gain share	11,890	7,802	4,088	52	16	13

Total	$73,928	$62,346	$11,582	19%	100%	100%

      Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue is derived from integrated solutions (including solution implementations, software support and maintenance and training) and software licenses, provided during our customer yield improvement engagements and solution product sales.

Integrated solutions. The increase in integrated solutions revenue of $3.1 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily attributable to an overall increase in the total contract value of our solution implementations and to an increase in software maintenance revenues as a result of our increased customer base for our applications. Our integrated solutions revenue may fluctuate in the future and is dependent on a number of factors including our ability to obtain new customers at emerging technology nodes.

Software licenses. The increase in software licenses revenue of $4.3 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 was due to greater adoption of our software applications, principally from our existing customers, who continue to expand their usage of our software products. Software license revenue may fluctuate in the future and is dependent upon a number of factors including the semiconductor industry’s acceptance of our products, our ability to attract new customers and further penetration of our current customer base.
      Gain Share. Gain share revenue represents profit sharing and performance incentives earned based upon our customer reaching certain defined operational levels. Gain share revenue increased approximately $4.1 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase in gain share revenue was primarily due to a greater number of engagements contributing to gain share at newer technology nodes, as well as a greater number of wafer starts at our customers’ sites. Our gain share revenue may continue to fluctuate from period to period. Gain share revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing gain share provisions.

					2005	2004
			$	%	% of	% of
Cost of Design-to-Silicon-Yield Solutions	2005	2004	Change	Change	Revenue	Revenue

	(In thousands, except for %’s)
Direct costs of design-to-silicon-yield solutions:
Integrated solutions	$24,319	$21,772	$2,547	12%	33%	35%
Software licenses	293	83	210	253	—	—
Amortization of acquired core technology	5,064	5,209	(145)	(3)	7	8

Total	$29,676	$27,064	$2,612	10%	40%	43%

      Direct Costs of Design-to-Silicon-Yield Solutions. Direct costs of Design-to-Silicon-Yield solutions consists of costs incurred to provide and support our integrated solutions and costs recognized in connection with licensing our software.

Integrated solutions. Integrated solutions costs consist of material, labor and overhead costs associated with our solution implementations. Costs include purchased materials, employee compensation and benefits, travel and facilities-related costs. The increase in direct costs of Design-to-Silicon-Yield integrated solutions of $2.5 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily attributable to increased personnel-related costs needed to support our increased integrated solutions revenues, partially offset by a decrease in sub-contractor costs. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contract was executed. Any such reductions in contract margin could have a material negative impact on our operating results.

Software Licenses. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products and expenses incurred to produce and distribute our product documentation. The increase in direct costs of Design-to-Silicon-Yield solutions software licenses of $210,000 for the year ended December 31, 2005 compared to the year ended December 31,

2004 was primarily attributable to an increase in license fees and royalties incurred associated with third party software licenses sold in conjunction with our software. We expect the cost of software licenses to fluctuate in the future as a result of royalties and license fees paid for third party applications incorporated in our software products.

      Amortization of Acquired Core Technology. Amortization of acquired core technology consists of the amortization of intangibles acquired as a result of certain business combinations. The decrease in the amortization of acquired core technology expense of $145,000 for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily attributable to certain acquired core technology being fully amortized in prior periods. We anticipate amortization of acquired core technology to be $5.1 million in 2006 and $3.2 million in 2007.

					2005	2004
			$	%	% of	% of
Research and Development	2005	2004	Change	Change	Revenue	Revenue

	(In thousands, except for %’s)
Research and development	$22,106	$20,332	$1,774	9%	30%	33%

      Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations. The increase in research and development expenses of $1.8 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily due to increased personnel-related expenses, a result of our growth in headcount, and to increased outside development expenses, a result of engaging additional consultants. We anticipate that we will continue to commit considerable resources to research and development in the future and that these expenses may increase in absolute dollars.

					2005	2004
			$	%	% of	% of
Selling, General and Administrative	2005	2004	Change	Change	Revenue	Revenue

	(In thousands, except for %’s)
Selling, general and administrative	$16,138	$15,207	$931	6%	22%	25%

      Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations. The increase in selling, general and administrative expenses of $931,000 for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily due to increases in personnel-related expenses, legal and accounting services, a reduction in our allowance for doubtful accounts in the prior year, partially offset by a reduction in outside sales commissions.

					2005	2004
			$	%	% of	% of
Stock-Based Compensation Amortization	2005	2004	Change	Change	Revenue	Revenue

	(In thousands, except for %’s)
Stock-based compensation amortization	$106	$742	$(636)	(86)%	—	1%

      Stock-Based Compensation Amortization. The Company recognizes deferred stock-based compensation expense under the provisions of APB No. 25 Accounting for Stock Issued to Employees, using the graded vesting method for amortization purposes. The decrease in stock-based compensation amortization of $636,000 for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily due to the effects of the graded vesting method of amortization which results in higher amortization expense during the initial periods following the respective option grants and due to the recognition of $45,000 associated with the grant of 10,000 fully-vested stock options to a non-employee during the year ended December 31, 2004. Additionally, during 2004 we recognized $157,000 in compensation expense associated with the acceleration of stock options to a former employee. We anticipate amortization of stock-based compensation to increase in future years due to the application of SFAS No. 123(R). We are currently evaluating the impact of SFAS No. 123(R), however we anticipate that the adoption of SFAS No. 123(R) will have a materially adverse impact on our operational results.

					2005	2004
			$	%	% of	% of
Amortization of Other Acquired Intangible Assets	2005	2004	Change	Change	Revenue	Revenue

	(In thousands, except for %’s)
Amortization of other acquired intangible assets	$940	$1,406	$(466)	(33)%	1%	2%

      Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of the amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets decreased $466,000 for the year ended December 31, 2005 compared to the year ended December 31, 2004, as a result of certain intangible assets being fully amortized in prior periods. We anticipate amortization of these other acquired intangible assets to continue to decrease in future periods.

					2005	2004
			$	%	% of	% of
Interest and Other Income, Net	2005	2004	Change	Change	Revenue	Revenue

	(In thousands, except for %’s)
Interest and other income, net	$1,658	$675	$983	146%	2%	1%

      Interest and Other Income, Net. The increase in interest and other income, net of $983,000 for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily due to increased interest earned on higher average cash and cash equivalent balances during the period coupled with higher interest rates earned during the period. We anticipate interest and other income will fluctuate in future periods as a result of our projected use of cash.

					2005	2004
			$	%	% of	% of
Provision (Benefit) for Income Taxes	2005	2004	Change	Change	Revenue	Revenue

	(In thousands, except for %’s)
Provision (benefit) for income taxes	$96	$(1,116)	$1,212	(109)%	—	(2)%

      Provision (Benefit) for Income Taxes. The increase in the tax provision of $1.2 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily due to taxes on operating income earned during the year ended December 31, 2005, partially offset by certain tax credits recognized during the period. This compares to an operating loss recognized during the year ended December 31, 2004.

Years Ended December 31, 2004 and 2003

					2004	2003
			$	%	% of	% of
Revenue	2004	2003	Change	Change	Revenue	Revenue

	(In thousands, except for %’s)
Design-to-silicon-yield solutions:
Integrated solutions	$49,573	$28,060	$21,513	77%	79%	66%
Software licenses	4,971	7,569	(2,598)	(34)	8	18
Gain share	7,802	6,897	905	13	13	16

Total	$62,346	$42,526	$19,820	47%	100%	100%

Design-to-Silicon-Yield Solutions:

Integrated solutions. The increase in Design-to-Silicon-Yield solutions revenue of $21.5 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 was attributable to a greater number of solution implementations, as well as an increase in software maintenance revenue, as a result of our growing application customer base.

Software licenses. The decrease in software licenses revenue of $2.6 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 was primarily the result of certain multiple year term based license agreements expiring in 2003, which were not subsequently renewed.
      Gain Share. Gain share revenue increased approximately $905,000 in 2004 compared to 2003. The increase in gain share revenue was primarily attributable to increased production volumes by our customers at new technology nodes.

					2004	2003
			$	%	% of	% of
Cost of Design-to-Silicon Yield Solutions	2004	2003	Change	Change	Revenue	Revenue

	(In thousands, except for %’s)
Direct costs of design-to-silicon-yield solutions:
Integrated solutions	$21,772	$14,389	$7,383	51%	35%	34%
Software licenses	83	23	60	261	—	—
Amortization of acquired core technology	5,209	2,168	3,041	140	8	5

Total	$27,064	$16,580	$10,484	63%	43%	39%

Direct Costs of Design-to-Silicon-Yield Solutions:

Integrated solutions. The increase in the direct costs of Design-to-Silicon-Yield solutions of $7.4 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 was primarily attributable to increased personnel-related costs, travel and the use of sub-contractors necessary to support our increased Design-to-Silicon-Yield Solutions implementations.

Software Licenses. The increase in direct costs of Design-to-Silicon-Yield solutions software licenses of $60,000 for the year ended December 31, 2004 compared to the year ended December 31, 2003 was primarily attributable to an increase in license fees and royalties incurred associated with third party software licenses sold in conjunction with our software.
      Amortization of Acquired Core Technology. The increase in amortization of acquired core technology of $3.0 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 was primarily attributable to a full year of recognition and amortization of acquired core technology associated with our acquisition of IDS on September 24, 2003.

					2004	2003
			$	%	% of	% of
Research and Development	2004	2003	Change	Change	Revenue	Revenue

	(In thousands, except for %’s)
Research and development	$20,332	$18,441	$1,891	10%	33%	44%

      Research and Development. The increase in research and development expenses of $1.9 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 was primarily due to increased personnel-related expenses, a result of our acquisitions of IDS and WaferYield and our efforts to further advance our technology solutions through new research and development initiatives.

					2004	2003
			$	%	% of	% of
Selling, General and Administrative	2004	2003	Change	Change	Revenue	Revenue

	(In thousands, except for %’s)
Selling, general and administrative	$15,207	$12,459	$2,748	22%	25%	29%

      Selling, General and Administrative. The increase in selling, general and administrative expenses of $2.7 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 was primarily due to increases in personnel-related expenses, outside sales commissions, and legal and accounting services related to Sarbanes-Oxley compliance activities, partially offset by a reduction in our allowance for doubtful accounts.

					2004	2003
			$	%	% of	% of
Stock-Based Compensation Amortization	2004	2003	Change	Change	Revenue	Revenue

	(In thousands, except for %’s)
Stock-based compensation amortization	$742	$1,755	$(1,013)	(58)%	1%	4%

      Stock-Based Compensation Amortization. The decrease in stock-based compensation amortization of $1.0 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 was primarily attributable to the effects of the graded vesting method of amortization that results in higher amortization expense during the initial periods following the respective option grants, partially offset by the recognition of $45,000 associated with a grant of 10,000 fully-vested stock options to a non-employee. Additionally, during 2004 we recognized $157,000 in compensation expense associated with the acceleration of stock options to a former employee.

					2004	2003
			$	%	% of	% of
Amortization of Other Acquired Intangible Assets	2004	2003	Change	Change	Revenue	Revenue

	(In thousands, except for %’s)
Amortization of other acquired intangible assets	$1,406	$547	$859	157%	2%	1%

      Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets increased $859,000 for the year ended December 31, 2004 compared to the year ended December 31, 2003 as a result of the recognition and amortization of acquired other intangible assets associated with our acquisition of IDS in September 2003.

					2004	2003
			$	%	% of	% of
Write-off of In-Process Research and Development	2004	2003	Change	Change	Revenue	Revenue

	(In thousands, except for %’s)
Write-off of in-process research and development	$—	$800	$(800)	(100)%	—	2%

      Write-off of In-process Research and Development. Write-off of in-process research and development of $800,000 in the year ended December 31, 2003 was related to the acquisition of IDS and was associated with acquired technology that had not reached technological feasibility and for which there was no alternative future use. At December 31, 2003, the acquired technology was not being developed and did not have alternative future use. Through the use of an independent valuation specialist, we determined the fair value of the acquired in-process technology by estimating the cash flows related to projects under development and the estimated revenues and operating profits related to those projects. The resulting estimated cash flows were discounted to their net present value. There was no such expense in 2004.

					2004	2003
			$	%	% of	% of
Interest and Other Income, Net	2004	2003	Change	Change	Revenue	Revenue

	(In thousands, except for %’s)
Interest and other income, net	$675	$1,195	$(520)	(44)%	1%	3%

      Interest and Other Income, Net. The decrease in interest and other income, net of $520,000 for the year ended December 31, 2004 compared to the year ended December 31, 2003 was primarily due to interest earned on lower average cash and cash equivalent balances resulting from payments in connection with the acquisitions of WaferYield and IDS, partially offset by higher interest rates earned on cash and cash equivalents during 2004.

					2004	2003
			$	%	% of	% of
Benefit for Income Taxes	2004	2003	Change	Change	Revenue	Revenue

	(In thousands, except for %’s)
Benefit for income taxes	$(1,116)	$(2,345)	$1,229	(52)%	(2)%	(6)%

      Benefit for Income Taxes. The decrease of $1.2 million in the benefit for income taxes for the year ended December 31, 2004 compared to the year ended December 31, 2003 was due to a decrease in loss before income taxes as a result of increased revenues and improved expense management during the period. We also benefited from the favorable impact of tax deductions associated with disqualifying dispositions from stock activity during the period.
Liquidity and Capital Resources
      Net cash provided by operating activities was $9.8 million for the year ended December 31, 2005 compared to $6.2 million for the year ended December 31, 2004. After adjusting net income of $6.5 million by the amortization of acquired intangible assets of $6.0 million, depreciation and amortization of $2.2 million, stock-based compensation of $106,000 and the change in deferred taxes of $1.9 million, our adjusted results provided approximately $13.0 million in cash. Net cash was also provided by increases in accrued compensation and benefits of $1.7 million, taxes payable of $1.7 million, accounts payable of $783,000, billings in excess of recognized revenue of $23,000 and a decrease in prepaid expenses and other assets of $475,000, partially offset by an increase in accounts receivable of $6.1 million and decreases in deferred revenues of $624,000 and other accrued liabilities of $1.1 million. The net increase in accrued liabilities was primarily the result of accruals for personnel costs and variable compensation. The increase in accounts receivable and in billings in excess of revenue recognized was due to increased revenues during the period as well as the timing of billing milestones specified in the contract agreements. The increase in income taxes payable was primarily the result of an increase in taxable income. The increase in accounts payable was due to the timing of vendor payments coupled with moderate increases in our operating activities. The decrease in prepaid expenses and other assets was primarily the result of the recognition of certain capitalized costs associated with our yield ramp engagements which was partially offset by an increase in short term deposits. The decrease in deferred revenue was primarily due to the recognition of deferred revenues associated with certain yield ramp engagements.
      Net cash used in investing activities was $2.3 million for the year ended December 31, 2005 compared to $1.7 million for the year ended December 31, 2004. During the year ended December 31, 2005, net cash used in investing activities consisted of the purchases of property and equipment.
      Net cash provided by financing activities was $7.5 million for the year ended December 31, 2005 compared to $2.0 million for the year ended December 31, 2004. Net cash provided by financing activities for the year ended December 31, 2005 was primarily the result of cash proceeds from the exercise of stock options of $6.0 million and proceeds from purchases under the employee stock purchase plan of $1.6 million. Net cash provided by financing activities for the year ended December 31, 2004 was primarily the result of cash proceeds from the exercise of stock options of $3.1 million, the collection of notes receivable from shareholders of $2.5 million and proceeds from purchases under the employee stock purchase plan of $1.4 million, partially offset by the repurchase of 505,579 shares of our common stock at a average purchase price of $9.51 per share for a total cost of $4.8 million.
      As of December 31, 2005, our working capital was $68.5 million, compared with $51.3 million as of December 31, 2004. Cash and cash equivalents as of December 31, 2005 were $60.5 million compared to $45.7 million as of December 31, 2004, an increase of $14.8 million. Increases in cash were primarily attributable to operating activities and to a lesser extent, to proceeds from the exercise of stock options and issuance of common stock under our equity plan. We expect to experience growth in our overall expenses, in order to execute our business plan. As a result, we anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to repurchase common stock, fund potential investments in, or acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.
Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities. Additionally, we have not entered into any derivative contracts. As of December 31, 2005, we had no foreign currency contracts outstanding.
Contractual Obligations
      The following table summarizes our known contractual obligations (in thousands):

	Payments due by period

Contractual obligations	2006	2007-2008	2009-2010	Thereafter	Total

Operating Lease Obligations	$2,431	$3,131	$920	$456	$6,938

      Operating lease amounts include minimum rental payments under our operating leases for our office facilities, as well as limited computer and office equipment that we utilize under lease agreements. These agreements expire at various dates through 2012.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), an amendment of SFAS No. 123 and SFAS No. 95, Statement of Cash Flows. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing its shares, share options, or other equity instruments or by incurring liabilities based on the price of an entity’s shares or that require settlement by the issuance of equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 (“SAB No. 107”) which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended the compliance dates for SFAS No. 123(R) to provide that the provisions of this statement will be effective for fiscal years beginning on January 1, 2006 for calendar year companies. We will adopt SFAS No. 123(R) in the first quarter of 2006 using the modified prospective method. Our assessment of the estimated compensation charge is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behavior. We have not completed our evaluation of the impact of the adoption of SFAS No. 123(R) and SAB No 107 but expect that the adoption of SFAS No. 123(R) will have a material impact on our financial position, results of operations and cash flows.
      In November, 2005, FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP No. 123(R)-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). We have elected not to adopt the alternative transition method provided in FSP No. 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R).
      On June 1, 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3(“SFAS No. 154”). This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 carries forward the guidance set forth in Opinion 20 for reporting the correction of an error included in previously issued financial statements. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal periods beginning January 1, 2006. We do not believe that the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

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
      Interest Rate Risk. As of December 31, 2005, we had cash and cash equivalents of $60.5 million, consisting of cash and highly liquid money market instruments with original maturities of 90 days or less. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 10% from the market rates in effect at December 31, 2005 would cause the fair value of these investments to decrease by an immaterial amount and would not have significantly impacted our financial position or results of operations. Potential declines in interest rates over time will result in lower interest income.
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
      The consolidated financial statements and supplementary data required by this Item 8 are listed in Item 15(a)(1) and begin at page 43 of this Annual Report on Form 10-K.

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
Changes in Internal Control
      There were no significant changes in our internal control over financial reporting or to our knowledge, in other factors that could significantly affect our internal controls over financial reporting during our most recent fiscal quarter.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PDF Solutions, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that PDF Solutions, Inc. and subsidiaries (collectively, the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our reports dated March 16, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 16, 2006

Item 9B.     Other Information.
      None.
PART III
      Pursuant to Paragraph (3) of the General Instructions to Form 10-K, the information required by Part III of this Form 10-K is incorporated by reference from our Proxy Statement. The Proxy Statement is expected to be filed within 120 days of December 31, 2005.

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
      Our Board of Directors has adopted a Code of Ethics ( “Code of Ethics”) which is applicable to our Chief Executive Officer, our Chief Financial Officer and employees of the Company. Our Code of Ethics is available on our website at www.pdf.com, on the investor relations page. You may also request a copy of our Code of Ethics in writing by sending your request to PDF Solutions, Inc., Attention: Investor Relations, 333 W. San Carlos Street, San Jose, California 95110. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

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
      Information with respect to Principal Accountant Fees and Services is incorporated by reference from our Proxy Statement.
Non-Audit Services Provided by Independent Registered Public Accounting Firm
      During 2005, our independent registered public accounting firm, Deloitte & Touche LLP, performed certain services that were approved by the Audit Committee of our Board of Directors as follows:

1. International tax planning and tax compliance services

2. Consulting and other advisory services associated with prospective acquisitions

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

See Index to Consolidated Financial Statements on page 41 hereof.

(2) Schedule II Valuation and Qualifying Account

See the Report of Independent Registered Public Accounting Firm and Schedule II on page 67 hereof.

(3) Exhibits
      The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

PDF SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of PDF Solutions, Inc.
      We have audited the accompanying consolidated balance sheets of PDF Solutions, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control and unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 16, 2006

PDF SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except par
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$60,506	$45,660
Accounts receivable, net of allowances of $254 in 2005 and 2004	22,082	15,978
Prepaid expenses and other current assets	1,992	2,685
Deferred tax assets	908	1,586

Total current assets	85,488	65,909
Property and equipment, net	3,328	3,321
Goodwill	39,886	39,886
Intangible assets, net	9,787	15,791
Deferred tax assets	877	—
Other assets	526	500

Total assets	$139,892	$125,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,728	$1,023
Accrued compensation and related benefits	4,922	3,209
Other accrued liabilities	1,469	2,593
Taxes payable	4,950	3,286
Deferred revenues	2,281	2,905
Billings in excess of recognized revenue	1,604	1,581

Total current liabilities	16,954	14,597
Long-term liabilities	257	311
Deferred tax liabilities	—	1,701

Total liabilities	17,211	16,609

Commitments and contingencies (Notes 5 and 10)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding in 2005 and 2004	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued and outstanding 26,433 in 2005 and 25,645 in 2004	4	4
Additional paid-in capital	141,720	134,191
Treasury stock at cost, shares repurchased 551 in 2005 and 506 in 2004	(5,549)	(4,806)
Deferred stock-based compensation	(27)	(148)
Notes receivable from stockholders	—	(550)
Accumulated deficit	(13,451)	(19,975)
Accumulated other comprehensive income (loss)	(16)	82

Total stockholders’ equity	122,681	108,798

Total liabilities and stockholders’ equity	$139,892	$125,407

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share
	amounts)
Revenue:
Design-to-silicon-yield solutions:
Integrated solutions	$52,719	$49,573	$28,060
Software licenses	9,319	4,971	7,569
Gain share	11,890	7,802	6,897

Total revenue	73,928	62,346	42,526

Costs and expenses:
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions:
Integrated solutions	24,319	21,772	14,389
Software licenses	293	83	23
Amortization of acquired core technology	5,064	5,209	2,168
Research and development	22,106	20,332	18,441
Selling, general and administrative	16,138	15,207	12,459
Stock-based compensation amortization*	106	742	1,755
Amortization of other acquired intangible assets	940	1,406	547
Write-off of in-process research and development	—	—	800

Total costs and expenses	68,966	64,751	50,582

Income (loss) from operations	4,962	(2,405)	(8,056)
Interest and other income, net	1,658	675	1,195

Income (loss) before taxes	6,620	(1,730)	(6,861)
Income tax provision (benefit)	96	(1,116)	(2,345)

Net income (loss)	$6,524	$(614)	$(4,516)

Net income (loss) per share:
Basic	$0.25	$(0.02)	$(0.19)

Diluted	$0.24	$(0.02)	$(0.19)

Weighted average common shares:
Basic	25,983	25,330	23,278

Diluted	27,473	25,330	23,278

*Stock-based compensation amortization:
Direct cost of design-to-silicon-yield solutions	$—	$39	$345
Research and development	98	667	1,099
Selling, general and administrative	8	36	311

	$106	$742	$1,755

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

							Notes		Accumulated
	Common Stock		Additional	Deferred	Treasury Stock		Receivable		Other
			Paid-In	Stock-Based			from	Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Shares	Amount	Stockholders	Deficit	Income (Loss)	Total

	(In thousands)
Balances, January 1, 2003	23,130	$3	$99,884	$(1,340)	—	$—	$(4,998)	$(14,845)	$38	$78,742
Collection and repurchase of common stock in connection with notes receivable from stockholders	(8)		(10)				1,973			1,963
Exercise of options	117		681							681
Issuance of common stock in connection with employee stock purchase plan	193		1,150							1,150
Amortization of employee stock-based compensation				1,528						1,528
Amortization of non-employee stock-based compensation			227							227
Reversal of employee stock-based compensation for terminated employees			(43)	43						—
Issuance of common stock in connection with acquisition	2,000	1	24,999							25,000
Assumption of stock options in connection with acquisition			2,680	(919)						1,761
Net loss								(4,516)
Cumulative translation adjustment									16
Comprehensive loss										(4,500)

Balances, December 31, 2003	25,432	4	129,568	(688)	—	—	(3,025)	(19,361)	54	106,552
Collection and repurchase of common stock in connection with notes receivable from stockholders	(4)		(25)				2,475			2,450
Exercise of options	504		3,091							3,091
Issuance of common stock in connection with employee stock purchase plan	219		1,354							1,354
Amortization of employee stock-based compensation			158	540						698
Non-employee stock-based compensation			45							45
Acquisition of treasury stock	(506)				506	(4,806)				(4,806)
Net loss								(614)
Cumulative translation adjustment									28
Comprehensive loss										(586)

Balances, December 31, 2004	25,645	4	134,191	(148)	506	(4,806)	(550)	(19,975)	82	108,798
Exercise of options	669		5,952							5,952
Issuance of common stock in connection with employee stock purchase plan	164		1,592							1,592
Amortization of employee stock-based compensation				114						114
Reversal of employee stock-based compensation for terminated employees			(23)	7						(16)
Acceleration of employee stock options			8							8
Acquisition of treasury stock in exchange for stockholder note receivable	(45)				45	(743)	550			(193)
Net income								6,524
Cumulative translation adjustment									(98)
Comprehensive loss										6,426

Balances, December 31, 2005	26,433	$4	$141,720	$(27)	551	$(5,549)	$—	$(13,451)	$(16)	$122,681

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Operating activities:
Net income (loss)	$6,524	$(614)	$(4,516)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,235	2,503	2,138
Stock-based compensation expense	106	742	1,755
Amortization of acquired intangible assets	6,004	6,615	2,715
Write-off of in-process research and development	—	—	800
Deferred taxes	(1,900)	(2,417)	(3,461)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(6,104)	(4,109)	(3,405)
Prepaid expenses and other assets	475	431	(1,019)
Accounts payable	783	145	(18)
Accrued compensation and related benefits	1,713	1,257	809
Other accrued liabilities	(1,124)	(235)	(701)
Taxes payable	1,664	1,119	328
Deferred revenues	(624)	(395)	(2,172)
Billings in excess of recognized revenue	23	1,116	(141)

Net cash provided by (used in) operating activities	9,775	6,158	(6,888)

Investing activities:
Purchases of property and equipment	(2,320)	(1,670)	(2,347)
Businesses acquired in purchase transactions, net of cash acquired	—	—	(26,938)

Net cash used in investing activities	(2,320)	(1,670)	(29,285)

Financing activities:
Exercise of stock options	5,952	3,091	681
Proceeds from employee stock purchase plan	1,592	1,354	1,150
Collection of notes receivable from stockholders	—	2,450	1,963
Purchases of treasury stock	—	(4,806)	—
Repayments of long-term liabilities	(55)	(55)	(17)

Net cash provided by financing activities	7,489	2,034	3,777

Effect of exchange rate changes on cash	(98)	28	16

Net increase (decrease) in cash and cash equivalents	14,846	6,550	(32,380)
Cash and cash equivalents, beginning of period	45,660	39,110	71,490

Cash and cash equivalents, end of period	$60,506	$45,660	$39,110

Non-cash investing and financing activities:
Repurchase of common stock through cancellation of notes receivable	$743	$25	$11

Purchase price adjustments	—	$662	$172

Purchase of property and equipment on account	$22	$100	$57

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Taxes	$241	$488	$720

Interest	$4	$4	$4

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003

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
      The Company primarily sells its technologies and services to companies in Japan, Europe and North America. If the financial condition or operations of the Company’s customers deteriorate the risks of collection could increase substantially. As of December 31, 2005, two customers accounted for 43% of the Company’s gross accounts receivable and four customers accounted for 49% of the Company’s total revenue. As of December 31, 2004, three customers accounted for 37% of the Company’s gross accounts receivable and four customers accounted for 52% of the Company’s total revenue. For year ended December 31, 2003, three customers accounted for 62% of the Company’s gross accounts receivable and four customers accounted for 64% of the Company’s total revenue. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses.
      Cash Equivalents — The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.
      Accounts Receivable — Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $1.8 million and $2.8 million at December 31, 2005 and 2004, respectively.

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
      The following table provides information relating to the intangible assets and goodwill contained within the Company’s consolidated balance sheets as of December 31, 2005 and December 31, 2004 (in thousands):

	December 31, 2004	Purchase Price		December 31, 2005
	Net Carrying Amount	Adjustments	Amortization	Net Carrying Amount

Goodwill	$39,886	$—	$—	$39,886

Acquired identifiable intangibles:
Acquired core technology	$13,285	$—	$(5,064)	$8,221
Brand name	1,333	—	(500)	833
Other acquired intangibles	1,173	—	(440)	733

Total	$15,791	$—	$(6,004)	$9,787

	December 31, 2003	Purchase Price		December 31, 2004
	Net Carrying Amount	Adjustments	Amortization	Net Carrying Amount

Goodwill	$40,548	$(662)	$—	$39,886

Acquired identifiable intangibles:
Acquired core technology	$18,993	$(500)	$(5,208)	$13,285
Brand name	1,833	—	(500)	1,333
Other acquired intangibles	2,080	—	(907)	1,173

Total	$22,906	$(500)	$(6,615)	$15,791

      SFAS No. 142 requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. Accordingly, the Company has selected December 31, as the date to perform the annual testing requirements. On December 31, 2005, the Company completed its annual testing requirements and determined that the carrying value of goodwill had not been impaired.
      During the year ended December 31, 2004 the Company recorded a non-cash adjustment of $704,000 relating to the reversal of estimated tax liabilities recorded by IDS prior to the acquisition, which were resolved in 2004. Such adjustment resulted in a reduction of goodwill. Additionally, during the twelve months ended December 31, 2004, the Company recorded a non-cash adjustment of $42,000 relating to a change in estimate on abandoned leased facilities assumed during the acquisition. This adjustment resulted in an increase in goodwill.

PDF SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the year ended December 31, 2004, the Company recorded a non-cash adjustment of $500,000 associated with a reversal of contingent incentive performance amounts originally recorded to acquired core technology in connection with the acquisition of Wafer Yield.
      The Company expects that annual amortization of acquired identifiable intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount

2006	6,004
2007	3,783

Total	$9,787

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
      The Company concluded in 2005 that there were no events or changes in circumstances that would indicate that the carrying amounts of long-lived assets were impaired.
      Notes Receivable from Stockholders — The notes receivable from stockholders are full recourse notes issued in exchange for common stock. The note outstanding at December 31, 2004 bears interest at a rate of 7.75% per annum. The notes are generally payable over periods of two to four years. The outstanding balance at December 31, 2004 of $550,000 matured and was extinguished when the Company repurchased 44,942 shares of common stock from the note holder at the closing price on the date of repurchase, which was $16.52 per share, in exchange for the repayment of the note receivable and accrued interest in 2005.
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

PDF SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The Company adopted the disclosure-only provisions of SFAS No. 123, and accordingly, no expense has been recognized for options granted to employees under the various Stock Plans (“Plans”). The Company amortizes deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company’s pro forma net loss and proforma net loss per share would be as follows (in thousands, except per share data):

	Years Ended December 31,

	2005	2004	2003

Net income (loss) as reported:	$6,524	$(614)	$(4,516)
Add: stock-based employee compensation expense included in reported net income (loss) under APB No. 25	106	540	1,528
Deduct: total stock based employee compensation determined under fair value based method for all awards, net of related tax effects	(7,153)	(7,755)	(12,694)

Pro forma net loss	$(523)	$(7,829)	$(15,682)

Basic net income (loss) per share:
As reported	$0.25	$(0.02)	$(0.19)

Pro forma	$(0.02)	$(0.31)	$(0.67)

Diluted net income (loss) per share:
As reported	$0.24	$(0.02)	$(0.19)

Pro forma	$(0.02)	$(0.31)	$(0.67)

      The weighted average fair value of the Company’s stock-based awards to employees under the above plans was estimated using the minimum value method through July 26, 2001 and from then forward using the Black-Scholes option pricing model with the following weighted average assumptions as of December 31:

				Employee Stock
	Stock Plans			Purchase Plan

	2005	2004	2003	2005	2004	2003

Estimated life (in years)	5.5	5.5	5.5	0.79	1.5	0.75
Volatility	55.3%	66.2%	73.0%	39%	51.2%	73.0%
Risk-free interest rate	4.15%	3.71%	3.01%	2.66%	1.64%	1.32%
Expected dividend	—	—	—	—	—	—
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which revised SFAS No. 123. Under the provision of SFAS No. 123(R), all companies will be required to expense the estimated fair value of equity instruments including stock options and similar awards. The accounting provisions of SFAS No. 123(R) will be effective for the Company beginning on January 1, 2006.
      Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. In determining taxable income for financial statement reporting purposes,

PDF SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain estimates and judgments must be made. These estimates and judgments are applied in the calculation of certain tax liabilities and in the determination of the recoverability of deferred tax assets, which arise from temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes. The realization of deferred tax assets is dependent on the Company’s ability to generate future taxable income and utilize tax planning strategies. The deferred tax asset amount recorded is more likely than not to be realized based on current estimations and assumptions. The valuation allowance is evaluated on a quarterly basis. Any resulting changes to the valuation allowance will result in an adjustment to income in the period the determination is made.
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
      Comprehensive Income (Loss) — SFAS No. 130, Reporting Comprehensive Income, requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. Comprehensive income (loss) is presented within the statement of stockholders’ equity. Accumulated other comprehensive income (loss) at December 31, 2005 and 2004 is comprised entirely of cumulative translation adjustments.
      Fair Value of Financial Instruments — The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.
      Recently Issued Accounting Standards — In December 2004, FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), an amendment of SFAS No. 123 and SFAS No. 95, Statement of Cash Flows. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing its shares, share options, or other equity instruments or by incurring liabilities based on the price of an entity’s shares or that require settlement by the issuance of equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 (“SAB No. 107”) which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended the compliance dates for SFAS No. 123(R) to provide that the provisions of this statement will be effective for fiscal years beginning on January 1, 2006 for calendar year companies. The Company will adopt SFAS No. 123(R) in the first quarter of 2006 using the modified prospective method. The assessment of the estimated compensation charge is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behavior. The Company has not completed its evaluation of the impact of the adoption of SFAS No. 123(R) and SAB No 107 but expects that the adoption of SFAS No. 123(R) will have a material impact on its financial position, results of operations and cash flows.
      In November, 2005, FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP No. 123(R)-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax

PDF SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). The Company has elected not to adopt the alternative transition method provided in FSP No. 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R).
      On June 1, 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 carries forward the guidance set forth in Opinion 20 for reporting the correction of an error included in previously issued financial statements. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal periods beginning January 1, 2006. The Company does not believe that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

2.	Acquisitions
     IDS Software Systems
      On September 24, 2003, the Company completed its acquisition of IDS Software Systems, Inc. (“IDS”). IDS, a privately held company, developed and licensed yield management software applications and services dedicated to the semiconductor industry to enable customers to monitor manufacturing data and identify areas for yield improvement. The acquisition of IDS provides the Company’s customers with greater capabilities for managing product yield improvement through the use of the acquired technology and services. The aggregate purchase price was $51.0 million which included payments of cash of $23.0 million, the issuance of 2.0 million shares of PDF common stock valued at $25.0 million, the assumption of vested stock options valued at $1.7 million and acquisition costs of $1.3 million. In connection with the acquisition, $1.0 million in cash and 400,000 shares of common stock were held in escrow as security against certain financial contingencies. All cash held in escrow was released in October 2004. Fifty percent of the shares held in escrow, less amounts deducted to satisfy contingencies, were released upon the 12-month anniversary of the acquisition and the remaining shares were released upon the 24-month anniversary of the acquisition. The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (September 3, 2003). The fair value of the options assumed was calculated as of September 24, 2003, based on the Black-Scholes options pricing model. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), and accordingly the Company’s consolidated financial statements from September 24, 2003 include the impact of the acquisition.

PDF SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

      The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of IDS were recorded at their estimated fair values at the date of the acquisition. With the exception of the goodwill and acquired in-process research and development (“IPR&D”), the identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives, with a weighted average life of approximately four years. The acquired IPR&D technology was immediately expensed because technological feasibility had not been established and no future alternative use exists. In assessing IDS’s IPR&D projects, the key characteristics of the products under development were considered as well as future prospects, the rate at which technology changes, product life cycles, and the projects’ stages of development. The IPR&D technology write-off is included as a component of operating expenses in the consolidated statement of operations. The fair value of IPR&D, as well as the fair value of the identifiable intangible assets, was determined, in part, with the assistance of an independent third party appraiser through established valuation techniques. At December 31, 2005 the acquired technology was not being developed and does not have alternative future use.
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

PDF SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

WaferYield
      On May 31, 2003 the Company acquired WaferYield, Inc., (“WaferYield”) a privately held company, which primarily included WaferYield’s proprietary shot map WAMA® technology and related business. The WAMA product offering was designed to optimize semiconductor wafer shot maps to help semiconductor companies achieve greater yield and net die per wafer, higher stepper throughput and reduced probe test costs. The Company has fully integrated the WAMA® technology into optional modules for its dataPOWER software product, which modules it licenses under the names dp-shotMAP and dp-probeMAP. The acquisition added to the Company’s product offering and its capabilities in enabling semiconductor companies to improve yield and performance of integrated circuits or ICs. The aggregate purchase price was $4.1 million, which included cash payments of $2.6 million and the recognition of $1.5 million in other liabilities associated with future payments that were contingent upon the attainment of certain revenue performance objectives. Such revenue performance objectives could have resulted in future payments of up to $5.0 million. There were no other assets or liabilities assumed in connection with the acquisition. During 2004, the Company agreed to pay $1.0 million to settle the future incentive agreement. As a result of this settlement, the remaining $4.0 million payable under the original agreement is no longer payable. Upon final determination of this liability, the Company reduced its core technology intangible asset by $500,000 reflecting the difference between the incentive amount paid and the related liability recorded in connection with the acquisition. The entire purchase price has been allocated to core technology, which is being amortized over an estimated useful life of 4 years. The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, and accordingly, the Company’s consolidated financial statements from May 31, 2003 include the impact of the acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company. Amortization expense associated with acquired core technology recognized in connection with the acquisition is anticipated to be approximately $860,000 in year 2006 and approximately $360,000 in year 2007.

PDF SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Property and Equipment
      Property and equipment consist of (in thousands):

	December 31,

	2005	2004

Computer equipment	9,197	$7,562
Software	2,800	2,667
Furniture, fixtures, and equipment	999	914
Leasehold improvements	337	212

	13,333	11,355
Accumulated depreciation	(10,005)	(8,034)

	$3,328	$3,321

4.	Other Accrued Liabilities
      Other accrued liabilities consist of (in thousands):

	2005	2004

Third party accrued commissions	$—	$615
Other accrued expenses	1,469	1,978

Total other accrued expenses	$1,469	$2,593

5.	Commitments and Contingencies
      Leases — The Company leases administrative and sales offices and other equipment under noncancelable operating leases which contain various renewal options and require payment of common area costs, taxes and utilities, when applicable. These operating leases expire at various times through 2012. Rent expense was $2.6 million, $2.5 million and $2.2 million in 2005, 2004 and 2003, respectively.
      Future minimum lease payments under noncancelable operating leases at December 31, 2005 are as follows (in thousands):

Year Ended December 31,

2006	$2,431
2007	2,416
2008	715
2009	464
2010	456
Thereafter	456

Total future minimum lease payments	$6,938

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
      In addition, the Bylaws of the Company provide that the Company is required to indemnify its officers and directors even when indemnification would otherwise be discretionary, and the Company is required to advance expenses to its officers and directors as incurred in connection with proceedings against them for which they may be indemnified. The Company has entered into indemnification agreements with its officers and directors containing provisions that are in some respects broader than the specific indemnification provisions contained in the Delaware general corporation law. The indemnification agreements require the Company to indemnify its officers and directors against liabilities that may arise by reason of their status or service as officers and directors other than for liabilities arising from willful misconduct of a culpable nature, to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors’ and officers’ insurance if available on reasonable terms. The Company has obtained directors’ and officers’ liability insurance in amounts comparable to other companies of the Company’s size and in the Company’s industry. Since a maximum obligation of the Company is not explicitly stated in the Company’s Bylaws or in its indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not made payments related to these obligations, and the estimated fair value for these obligations is zero on the consolidated balance sheet as of December 31, 2005.

6.	Stockholders’ Equity
      Common Stock — Common stock issued to the founders and certain other employees are subject to repurchase agreements whereby the Company has the option to repurchase the unvested shares upon termination of employment at the original issue price. The Company’s repurchase right generally lapses over four years. At December 31, 2005, no shares of common stock were subject to repurchase by the Company.
      As of December 31, 2005 the Company has reserved 7,499,461 shares of common stock for issuance and exercise of options, of which 1,264,351 shares are available for grant.
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
      At December 31, 2005 there were no outstanding options that had been granted outside of the Plans.

PDF SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Additional information with respect to options under the Plans, including options granted outside the Plans, is as follows:

	Outstanding Options

		Weighted
		Average
	Number of	Exercise Price
	Options	per Share

Outstanding, January 1, 2003 (598,394 shares vested and exercisable at a weighted average exercise price of $9.97 per share)	3,468,735	$10.21
Granted (weighted average fair value of $6.15 per share)	2,361,176	8.56
Exercised	(117,546)	5.80
Canceled	(86,011)	11.81
Expired	(22,463)	13.20

Outstanding, December 31, 2003 (1,771,296 shares vested and exercisable at a weighted average exercise price of $9.79 per share)	5,603,891	$9.57
Granted (weighted average fair value of $5.82 per share)	1,047,400	9.63
Exercised	(503,814)	6.14
Canceled	(841,008)	10.98
Expired	(354,187)	12.00

Outstanding, December 31, 2004 (2,368,598 shares vested and exercisable at a weighted average exercise price of $10.00 per share)	4,952,282	$9.72
Granted (weighted average fair value of $7.75 per share)	1,625,205	14.39
Exercised	(669,175)	8.89
Canceled	(215,888)	9.83
Expired	(18,379)	14.33

Outstanding, December 31, 2005 (2,877,674 shares vested and exercisable at a weighted average exercise price of $10.15 per share)	5,674,045	$11.13

      Additional information regarding options outstanding as of December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
	Number	Contractual	Price per	Vested and	Price per
Range of Exercise Prices	Outstanding	Life (Years)	Share	Exercisable	Share

$0.15 — $0.15	3,332	2.5	$0.15	3,332	$0.15
$0.53 — $0.53	333	4.0	$0.53	333	$0.53
$1.13 — $1.50	40,307	6.0	$1.17	38,788	$1.17
$1.88 — $1.88	16,666	4.4	$1.88	16,666	$1.88
$3.00 — $3.78	59,286	6.5	$3.59	39,820	$3.49
$4.95 — $7.00	911,752	7.0	$6.16	626,306	$6.12
$7.50 — $11.20	1,861,981	7.2	$9.84	1,198,560	$10.07
$11.41 — $16.62	2,760,388	8.4	$13.97	933,869	$13.62
$19.00 — $19.00	20,000	6.0	$19.00	20,000	$19.00

$0.15 — $19.00	5,674,045	7.7	$11.13	2,877,674	$10.15

PDF SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Employee Stock Purchase Plan — In July 2001, the Company adopted an Employee Stock Purchase Plan, (“Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month offering period. Under the Purchase Plan, on January 1 of each year, starting with 2002, the number of shares reserved for issuance will automatically increase by the lesser of (i) 675,000 shares, (ii) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (iii) the number of shares determined by the board of directors. As of January 1, 2005, 1,729,103 shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. During years 2005, 2004 and 2003, 163,823, 219,087 and 192,894 were issued at a weighted average price of $9.72, $6.18 and $5.89 per share, respectively and at December 31, 2005, 866,913 shares were available for future issuance under the Purchase Plan. The weighted average estimated fair value of shares granted under the Purchase Plan during 2005, 2004 and 2003 was $3.15, $2.78 and $2.62, respectively.
      Common Stock Options — During the year ended December 31, 2000, the Company issued 2,605,486 common stock options to employees at a weighted average exercise price of $2.73 per share. The weighted average exercise price was below the weighted average deemed fair value of $9.89 per share. The cumulative deferred stock-based compensation with respect to these grants totaled $18.7 million was amortized to expense on a graded vesting method over the four-year vesting period of the options through September 2004. During the year ended December 31, 2003, the cancellation of 7,223 of these common stock options resulted in the reversal of $43,000 of employee stock-based compensation expense. In 2005 and 2004, there were no cancellations of stock options granted pursuant to the Purchase Plan.
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
      During 2003, in connection with stock options granted and assumed through the Company’s acquisition of IDS, it recorded deferred stock-based compensation of $920,000, which reflects the intrinsic value of the unvested stock options assumed as of the acquisition date. Deferred compensation associated with such options is being amortized over the remaining vesting periods of the applicable options. During the year ended December 31, 2005, the cancellation of 4,321 stock options granted in connection with the acquisition resulted in the reversal of $16,000 of employee stock-based compensation expense.
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
      Amortization of employee and non-employee stock-based compensation totaled $106,000, $742,000 and $1.8 million in 2005, 2004 and 2003, respectively. Amortization of stock-based compensation is expected to be approximately $26,000 in 2006 and $1,000 in 2007 excluding the impact of SFAS No. 123(R).
      Stock Repurchase Program — In February 2003, the Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock in the open market. During the year ended December 31, 2004, the Company has repurchased 505,579 shares at an average price of $9.51 per share for a

PDF SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
total cost of $4.8 million. During the year ended December 31, 2005, the Company repurchased 44,942 shares of common stock from a Director of the Company at the closing price on the date of repurchase, which was $16.52 per share, in exchange for the repayment of a stockholder note receivable in the amount of approximately $743,000 consisting of the principal amount of the note and accrued interest. As of December 31, 2005, the Company has repurchased an aggregate of 550,521 shares at a weighted average price of $10.08 per share for a total cost of $5.5 million since the inception of the program. Under this authorization, the Company may continue to make additional stock repurchases from time to time, depending on market conditions, stock price and other factors. At December 31, 2005, $4.5 million remained available under the program to repurchase additional shares.

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

	Years Ended December 31,

	2005	2004	2003

Net income (loss)	$6,524	$(614)	$(4,516)

Denominator:
Weighted average common shares outstanding	25,986	25,397	23,734
Weighted average common shares outstanding subject to repurchase	(3)	(67)	(456)

Denominator for basic calculation, weighted average shares	25,983	25,330	23,278

Dilutive common equivalent shares:
Weighted average common shares outstanding subject to repurchase	3	—	—
Stock options outstanding	1,487	—	—

Denominator for diluted calculation, weighted average shares	27,473	25,330	23,278

Net income (loss) per share — basic	$0.25	$(0.02)	$(0.19)

Net income (loss) per share — diluted	$0.24	$(0.02)	$(0.19)

      The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Years Ended
	December 31,

	2005	2004	2003

Shares of common stock subject to repurchase	—	67	456
Outstanding options	451	1,052	772

PDF SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Tax Provision

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
U.S
Current	$1,678	$835	$341
Deferred	(1,882)	(2,412)	(2,969)
Foreign
Current	168	155	34
Withholding	150	311	313
Deferred	(18)	(5)	(64)

Total provision (benefit)	$96	$(1,116)	$(2,345)

      During 2005, 2004 and 2003, respectively, income (loss) before taxes was $6.2 million, $(2.0) million and $(6.9) million from U.S. operations and income from foreign operations was $405,000, $241,000 and $106,000, respectively.
      Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards.
      The components of the net deferred tax assets (liability) is comprised of (in thousands):

	December 31,

	2005	2004

Net operating loss carryforward	$—	$348
Research and development and other credit carryforward	3,372	2,392
Foreign tax credit carryforward	—	656
Accruals deductible in different periods	856	1,293
Stock-based compensation	328	328

Deferred tax assets	4,556	5,017
Deferred tax liabilities — intangible assets	(2,771)	(5,132)

	$1,785	$(115)

PDF SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amount of income tax recorded differs from the amount using the statutory federal income tax rate (35%) for the following reasons (in thousands):

	December 31,

	2005	2004	2003

Federal statutory tax provision (benefit)	$2,317	$(606)	$(2,401)
State tax expense	(151)	(1)	(460)
Stock compensation expense	(1,322)	(591)	346
Write-off of in-process research and development	—	—	280
Meals and entertainment	22	6	4
Tax credits	(701)	(152)	(207)
Foreign tax, net	101	226	91
Other	(170)	2	2

Total	$96	$(1,116)	$(2,345)

      As of December 31, 2005, the Company had no federal net operating loss carryforwards for income tax purposes. In addition, as of December 31, 2005, the Company had federal and state research and experimental and other tax credit carryforwards of $1,462,000 and $1,910,000, respectively. The federal credits begin to expire in 2022, while the state credits have no expiration. The extent to which the federal and state credit carryforwards can be used to offset future tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987.
      Undistributed earnings of the Company’s foreign subsidiaries of $1,391,000 are considered to be indefinitely reinvested and accordingly, no provision for federal and state income taxes has been provided thereon.

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
      The Company had revenues from individual customers in excess of 10% of total revenue as follows:

	Years Ended December 31,

Customer	2005	2004	2003

A	10%	17%	25%
C	9%	13%	15%
G	11%	12%	13%
I	1%	5%	11%
J	15%	10%	9%
P	13%	4%	—

PDF SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company had accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	December 31,

Customer	2005	2004

A	5%	13%
C	5%	14%
J	18%	2%
N	7%	10%
P	25%	5%
      Revenue from customers by geographic area is as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Asia	$40,982	$39,969	$29,872
United States	25,610	15,751	9,203
Europe	7,336	6,626	3,451

Total	$73,928	$62,346	$42,526

      As of December 31, 2005 and 2004 long-lived assets related to AISS, located in Germany, totaled $880,000 and $795,000, respectively, of which $659,000 and $659,000, respectively, relates to acquired intangibles and goodwill. The majority of the Company’s remaining long-lived assets are in the United States.

10.	Litigation
      The Company is not currently party to any material legal proceedings.

11.	Employee Benefit Plan
      During 1999, the Company established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute up to 15% of their eligible compensation with a maximum amount subject to IRS guidelines in any calendar year. Company contributions to this plan are discretionary; no such Company contributions have been made since the inception of this plan.

12.	Selected Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2005

	Q1	Q2	Q3	Q4

	(In thousands, except for per share amounts)
Total revenue	$18,093	$18,356	$18,457	$19,022
Total costs and expenses	$16,700	$17,344	$17,362	$17,560
Net income	$1,394	$1,342	$1,536	$2,252
Net income per share:
Basic	$0.05	$0.05	$0.06	$0.09
Diluted	$0.05	$0.05	$0.06	$0.08

PDF SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004

	Q1	Q2	Q3	Q4

	(In thousands, except for per share amounts)
Total revenue	$12,676	$15,169	$16,450	$18,051
Total costs and expenses	$15,384	$15,842	$16,379	$17,146
Net income (loss)	$(1,842)	$(460)	$135	$1,553
Net income (loss) per share:
Basic	$(0.07)	$(0.02)	$0.01	$0.06
Diluted	$(0.07)	$(0.02)	$0.01	$0.06

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDF Solutions, Inc.

By:	/s/ John K. Kibarian

John K. Kibarian
President and Chief Executive Officer

By:	/s/ Keith A. Jones

Keith A. Jones
Chief Financial Officer and Vice President,
Finance
Date: March 16, 2006
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John K. Kibarian and Keith A. Jones, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ John K. Kibarian John K. Kibarian	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Keith A. Jones Keith A. Jones	Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)

/s/ Susan Billat Susan Billat	Director

/s/ B.J. Cassin B.J. Cassin	Director

/s/ Lucio L. Lanza Lucio L. Lanza	Chairman of the Board of Directors

/s/ Albert Y. C. Yu Albert Y. C. Yu	Director

Signature	Title

/s/ R. Stephen Heinrichs R. Stephen Heinrichs	Director

/s/ Kimon Michaels Kimon Michaels	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of PDF Solutions, Inc.
      We have audited the consolidated financial statements of PDF Solutions, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and have issued our reports thereon dated March 16, 2006 included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a)(2) of this Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 16, 2006

SCHEDULE II
PDF SOLUTIONS, INC.
VALUATION AND QUALIFYING ACCOUNT
Years ended December 31, 2005, 2004 and 2003

	Balance at	Charged to	Deductions/	Balance at
	Beginning of	Costs and	Write-offs	End of
	Period	Expenses	of Accounts	Period

	(In thousands)
Allowance for doubtful accounts
December 31, 2005	$254	$—	$—	$254
December 31, 2004	$504	$—	$250	$254
December 31, 2003	$504	$—	$—	$504

INDEX TO EXHIBITS

Exhibit
Number	Description

2.01	Amended and Restated Agreement and Plan of Reorganization, dated September 2, 2003, by and among PDF Solutions, Inc., IDS Software Acquisition Corp., PDF Solutions, LLC and IDS Software Systems Inc.(5)
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.(1)
3.02	Amended and Restated Bylaws of PDF Solutions, Inc.(9)
4.01	Specimen Stock Certificate.(2)
4.02	Second Amended and Restated Rights Agreement dated July 6, 2001.(1)
10.01	Form of Indemnification Agreement between PDF Solutions, Inc. and each of its Officers and Directors.(1)(H)
10.02	1996 Stock Option Plan and related agreements.(1)*
10.03	1997 Stock Plan and related agreements.(1)*
10.04	2001 Stock Plan and related agreements.(8)*
10.05	2001 Employee Stock Purchase Plan.(1)*
10.06	2001 Stock Option/ Stock Issuance Plan.(7)*
10.07	Lease Agreement between PDF Solutions, Inc. and Metropolitan Life Insurance Company dated April 1, 1996.(1)
10.08	Offer letter to P. Steven Melman dated July 9, 1998.(1)*
10.09	Offer letter to Cornelius D. Hartgring dated August 29, 2002.(3)*
10.10	Amendment to Lease Agreement between PDF Solutions, Inc. and Metropolitan Life Insurance Company dated as of March 19, 2003.(4)
10.11	Office Lease between PDF Solutions, Inc. and 15015 Avenue of Science Associates LLC dated as of April 1, 2003.(4)
10.12	Andre Hawit Employment Offer letter agreement dated September 24, 2003 by and between PDF Solutions Inc. and Andre Hawit.(6)*
10.13	Indemnity Agreement with Kevin MacLean, incorporated by reference to the Registrant’s standard form of Indemnification Agreement.(9)
10.14	Indemnity Agreement with Albert Y. C. Yu, incorporated by reference to the Registrant’s standard form of Indemnification Agreement.(9)
10.15	Indemnity Agreement with R. Stephen Heinrichs, incorporated by reference to the Registrant’s standard form of Indemnification Agreement.(9)
10.16	Offer letter to Keith A. Jones dated October 10, 2005.(10)*
21.01	Subsidiaries of Registrant.
23.01	Consent of Independent Registered Public Accounting Firm.
24.01	Power of Attorney (see Signature Page)
31.01	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to PDF’s Registration Statement on Form S-1, as amended (File No. 333-43192).

(2)	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

(3)	Incorporated by reference to PDF’s Report on Form 10-K filed March 26, 2003 (File No. 000-31311).

(4)	Incorporated by reference to PDF’s Report Form 10-Q filed May 14, 2003 (File No. 000-31311).

(5)	Incorporated by reference to Exhibit 2.1 to PDF’s Current Report on Form 8-K filed on September 25, 2003.

(6)	Incorporated by reference to PDF’s report on Form 10-Q filed November 14, 2003 (File No. 000-31311).

(7)	Incorporated by reference to PDF’s Registration Statement on Form S-8 (File No. 333-109809).

(8)	Incorporated by reference to PDF’s Definitive Proxy Statement filed April 15, 2004 (File No. 000-31311).

(9)	Incorporated by reference to PDF’s Report on Form 10-Q filed August 9, 2005 (File No. 000-31311).

(10)	Incorporated by reference to Exhibit 10.1 to PDF’s Current Report on Form 8-K filed on December 19, 2005.

(H)	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

*	Indicates management contract or compensatory plan or arrangement.