Form 10-Q
period 2006-03-31
PDF SOLUTIONS INC
filed 2006-05-10
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2006
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares outstanding of the Registrant’s Common Stock as of May 5, 2006 was 26,684,687.

Item 1. Financial Statements.
PDF SOLUTIONS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$40,135	$60,506
Short-term investments	24,923	—
Accounts receivable, net of allowances of $254 in 2006 and 2005	21,579	22,082
Prepaid expenses and other current assets	1,762	1,992
Deferred tax assets	730	908

Total current assets	89,129	85,488
Property and equipment, net	3,635	3,328
Goodwill	39,886	39,886
Intangible assets, net	8,286	9,787
Deferred tax assets	824	877
Other assets	487	526

Total assets	$142,247	$139,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$986	$1,728
Accrued compensation and related benefits	2,937	4,922
Other accrued liabilities	1,240	1,469
Taxes payable	5,037	4,950
Deferred revenue	3,259	2,281
Billings in excess of recognized revenue	590	1,604

Total current liabilities	14,049	16,954
Long-term liabilities	230	257

Total liabilities	14,279	17,211

Stockholders’ equity:
Preferred stock, $0.00015 par value per share, 5,000 shares authorized:
no shares issued and outstanding in 2006 and 2005	—	—
Common stock, $0.00015 par value per share, 70,000 shares authorized:
shares issued and outstanding 26,660 in 2006 and 26,433 in 2005	4	4
Additional paid-in-capital	146,728	141,720
Treasury stock at cost, 551 shares in 2006 and 2005	(5,549)	(5,549)
Deferred stock-based compensation	—	(27)
Accumulated deficit	(13,183)	(13,451)
Accumulated other comprehensive income	(32)	(16)

Total stockholders’ equity	127,968	122,681

Total liabilities and stockholders’ equity	$142,247	$139,892

See notes to unaudited consolidated financial statements

PDF SOLUTIONS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006		2005
Revenue:
Design-to-silicon-yield solutions:
Integrated solutions	$12,229		$12,557
Software licenses	2,612		3,449

Gain share	5,016		2,087

Total revenue	19,857		18,093

Costs and expenses:
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions:
Integrated solutions	6,429	(1)	5,750
Software license	11		157
Amortization of acquired core technology	1,266		1,266
Research and development	6,256	(1)	5,378
Selling, general and administrative	4,956	(1)	3,914
Amortization of other acquired intangible assets	235		235

Total costs and expenses	19,153		16,700

Income from operations	704		1,393
Interest and other income, net	635		272

Income before taxes	1,339		1,665
Tax provision	1,071	(2)	271

Net income	$268		$1,394

Net income per share:
Basic	$0.01		$0.05

Diluted	$0.01		$0.05

Weighted average common shares:
Basic	26,542		25,696

Diluted	28,223		27,129

(1) Costs and expenses for the three months ended March 31, 2006, include SFAS No. 123(R) stock-based compensation expense. See Note 1 and Note 9 to the consolidated financial statements for additional information.

(2)	The tax provision includes income tax benefit from stock-based compensation.
See notes to unaudited consolidated financial statements

PDF SOLUTIONS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income	$268	$1,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	570	577
Stock-based compensation	2,168	42
Amortization of acquired intangible assets	1,501	1,501
Deferred taxes	231	(82)
Excess tax benefit from stock-based compensation	(305)	—
Changes in operating assets and liabilities:
Accounts receivable	503	(2,392)
Prepaid expenses and other assets	269	(30)
Accounts payable	(751)	184
Accrued compensation and related benefits	(1,985)	(596)
Accrued liabilities	(229)	(893)
Taxes payable	87	247
Deferred revenue	978	799
Billings in excess of recognized revenue	(1,014)	630

Net cash provided by operating activities	2,291	1,381

Investing activities:
Purchases of available-for-sale securities and other investments	(27,746)	—
Maturities and sales of available-for-sale securities and other investments	2,800	—
Purchases of property and equipment	(868)	(265)

Net cash used in investing activities	(25,814)	(265)

Financing activities:
Proceeds from exercise of stock options	2,867	1,665
Principal payments on long-term obligations	(27)	(13)
Excess tax benefit from stock-based compensation	305	—

Net cash provided by financing activities	3,145	1,652

Effect of exchange rate changes on cash and cash equivalents	7	(40)

Net increase (decrease) in cash and cash equivalents	(20,371)	2,728
Cash and cash equivalents, beginning of period	60,506	45,660

Cash and cash equivalents, end of period	$40,135	$48,388

Non-cash investing and financing activities:
Reversal of deferred stock compensation	$27	$—

Purchase of property and equipment on account	$31	$327

Supplemental disclosure of cash flow information —
Cash paid during the period for:
Taxes	$302	$55

Interest	$2	$—

See notes to unaudited consolidated financial statements

PDF SOLUTIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The interim unaudited consolidated financial statements included herein have been prepared by PDF Solutions, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments necessary, (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A significant portion of the Company’s revenues require estimates with respect to total costs which may be incurred and revenues earned. Actual results could differ from these estimates.
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all significant intercompany balances and transactions. The stock-based compensation expense from the prior year has been reclassified to research and development expenses to conform to current-year presentation.
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
Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No.123(R)”). The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements based on estimated fair values. SFAS No. 123(R) applies to all share-based payment transactions in which the Company acquires goods or services by issuing its shares, share options, or other equity instruments or by incurring liabilities based on the price of the Company’s shares or that require settlement by the issuance of equity instruments. The Company elected to use the modified prospective transition method upon adopting this statement and accordingly prior periods have not been restated to reflect the impact of SFAS No.123(R). Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes the compensation costs of options granted after January 1, 2006 on a straight-line basis over the vesting periods of the applicable stock purchase rights and stock options, generally four years. Prior to adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from stock options as operating cash flow in its statement of cash flows. In accordance with SFAS No. l23(R), the cash flows resulting from excess tax benefits are classified as financing cash flows.
     Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation in accordance with APB No. 25, and complied with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures”. Deferred compensation recognized under APB No. 25 was amortized to expense using the graded vesting method. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R). See Note 9 to the Unaudited Consolidated Financial Statements for a further discussion on stock-based compensation.

2. RECENT ACCOUNTING PRONOUNCEMENTS
     In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and Accounting Principle Boards (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 and FSP FAS 124-1 provide guidance for determining whether impairments of certain debt and equity investments are deemed other-than-temporary. The provisions of FSP FAS 115-1 and FSP FAS 124-1 are effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 and FAS 124-1 did not have a material effect on the Company’s financial position, results of operation or cash flows.
     On June 1, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 carries forward the guidance set forth in Opinion 20 for reporting the correction of an error included in previously issued financial statements. The provisions of SFAS 154 are effective for accounting changes and correction of errors made in fiscal periods beginning January 1, 2006. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.
3. INVESTMENTS
     The following tables summarize the Company’s investments (in thousands):

	March 31, 2006
		Unrealized	Unrealized
		Holding	Holding
	Amortized Cost	Gains	Losses	Market Value
Commercial paper	$38,637	$—	$(26)	$38,611
Auction rate securities	7,200	—	—	7,200
Corporate bonds and notes	2,294	—	(4)	2,290
Money market funds	12,896	—	—	12,896

	$61,027	$—	$(30)	$60,997

Included in cash and cash equivalents				$36,074
Included in short-term investments				24,923

Total available-for-sale securities				$60,997

     As of March 31, 2006 all securities held by the Company had a maturity of one year or less.

	March 31, 2005
		Unrealized	Unrealized
		Holding	Holding
	Amortized Cost	Gains	Losses	Market Value
Money market funds	$47,733	$—	$—	$47,733

Included in cash and cash equivalents				$47,733
Included in short-term investments				—

Total available-for-sale securities				$47,733

4. ACCOUNTS RECEIVABLE
     Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $3.7 million and $1.8 million at March 31, 2006 and December 31, 2005, respectively.
5. NET INCOME PER SHARE
     Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding for the period (excluding outstanding stock options and shares subject to repurchase). Diluted net income per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases where the effect would be anti-dilutive. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Numerator
Net income:	$268	$1,394

Denominator:
Weighted average common shares outstanding	26,542	25,705
Weighted average common shares outstanding subject to repurchase	—	(9)

Denominator for basic calculation	26,542	25,696

Weighted average common shares outstanding subject to repurchase	—	9
Stock options outstanding	1,681	1,424

Denominator for diluted computation	28,223	27,129

Net income per share — basic	$0.01	$0.05

Net income per share — diluted	$0.01	$0.05

     The following table sets forth potential shares of common stock that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended March 31,
	2006	2005
Common stock options outstanding	1,402	360

6. COMPREHENSIVE INCOME
     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$268	$1,394
Unrealized loss on short term investments	(30)	—
Foreign currency translation adjustments	14	(40)

Comprehensive income	$252	$1,354

7. GOODWILL AND PURCHASED INTANGIBLE ASSETS
     SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

     The following table provides information relating to the intangible assets and goodwill contained within the Company’s unaudited consolidated balance sheets as of March 31, 2006 and December 31, 2005 (in thousands):

	December 31, 2005	Purchase Price		March 31, 2006
	Net Carrying Amount	Adjustments	Amortization	Net Carrying Amount
Goodwill	$39,886	$—	$—	$39,886

Acquired identifiable intangibles:
Acquired core technology	$8,221	$—	$(1,266)	$6,955
Brand name	833	—	(125)	708
Other acquired intangibles	733	—	(110)	623

Total	$9,787	$—	$(1,501)	$8,286

	December 31, 2004	Purchase Price		December 31, 2005
	Net Carrying Amount	Adjustments	Amortization	Net Carrying Amount
Goodwill	$39,886	$—	$—	$39,886

Acquired identifiable intangibles:
Acquired core technology	$13,285	$—	$(5,064)	$8,221
Brand name	1,333	—	(500)	833
Other acquired intangibles	1,173	—	(440)	733

Total	$15,791	$—	$(6,004)	$9,787

     SFAS No. 142 requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. Accordingly, the Company has selected December 31, to perform the annual testing requirements. As of December 31, 2005, the Company completed its annual testing requirements and determined that the carrying value of goodwill had not been impaired.
     The Company expects the annual amortization of acquired intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2006 (remaining nine months)	$4,503
2007	3,783

Total	$8,286

8. CUSTOMER AND GEOGRAPHIC INFORMATION
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
     The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended March 31,
Customer	2006	2005
A	11%	11%
C	6%	13%
G	10%	12%
M	2%	18%
P	30%	5%
Q	10%	1%

     The Company had accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

Customer	March 31, 2006	December 31, 2005
J	2%	18%
P	31%	25%
O	16%	8%
     Revenues from customers by geographic area are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Asia	$9,829	$12,701
United States	8,868	3,548
Europe	1,160	1,844

Total	$19,857	$18,093

     As of March 31, 2006 and December 31, 2005, long-lived assets related to PDF Solutions GmbH (formerly AISS), located in Germany, totaled $853,000 and $880,000, respectively, of which $659,000 and $659,000, respectively, relates to acquired intangibles and goodwill. The majority of the Company’s remaining long-lived assets are in the United States.
9. STOCKHOLDERS’ EQUITY
     Effective January 1, 2006 the Company adopted SFAS No. 123(R). As a result, the total compensation cost and related income tax benefit recognized in the Company’s consolidated statement of income was $2.2 million and $150,000 respectively, for the three months ended March 31, 2006. The deferred compensation expense computed under APB No. 25 and unamortized as of January 1, 2006 was reversed to equity upon adopting SFAS No. 123(R). As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net income for the three months ended March 31, 2006 was $2.0 million lower than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted net income per share for the three months ended March 31, 2006 would have been $0.09 and $0.08 respectively had the Company not adopted SFAS No. 123(R).
     Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with the provisions of APB No. 25 and complied with the disclosure only provisions of SFAS No. 123 as amended by SFAS No. 148, and accordingly, no expense computed under SFAS No. 123 had been recognized for options granted to employees under the various stock plans. Deferred compensation recognized under APB No. 25 was amortized to expense over the vesting period, usually four years, using the graded vesting method. For SFAS No. 123 as amended by SFAS No. 148 disclosure purposes, the Company amortized deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provided for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. Had compensation expense been determined for employee awards based on the fair value at the grant date for the awards, consistent with the provisions of SFAS No. 123, the Company’s pro forma net income and pro forma net income per share for the three months ended March 31, 2005 would have been as follows (in thousands, except per share data):

Three Months
Ended March 31,
2005
Net income as reported:	$1,394
Add: stock-based employee compensation expense included in reported net loss under APB No. 25, net of related tax effects	42
Deduct: total employee stock-based compensation determined under fair value based method for all awards, net of related tax effects	(1,328)

Pro forma net income	$108

Basic and diluted net income per share:
As reported	$0.05

Pro forma	$0.00

     Upon its adoption of the fair value recognition provisions of SFAS No.123(R), the Company elected to use the modified prospective transition method, and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123(R). Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Under the modified prospective transition method, stock-based compensation expense recognized in the Company’s unaudited consolidated statement of income for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In conjunction with the adoption of SFAS No. 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the graded vesting method to the straight-line method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the graded vesting method while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight-line method. As stock-based compensation expense recognized in the unaudited consolidated statement of income for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The Company estimated the forfeiture rate based on its employee turnover history over the last two fiscal years.
     The Company has elected to use the Black-Scholes-Merton (BSM) option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. The interest rate assumption is based upon observed Treasury yield curve rates appropriate for the expected life of the Company’s stock options.
     The assumptions used for the three months ended March 31, 2006 and the resulting estimates of weighted average fair value of options granted and for stock purchases during the period are as follows:

	Stock Plans	Employee Stock Purchase Plan
	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2006
Expected life (in years)	3.82	1.01
Volatility	56.1%	39.3%
Risk-free interest rate	4.69%	3.1%
Expected dividend	—	—

Weighted average fair value of options granted during the period	$8.01	n/a
Weighted average fair value of employee stock	n/a	$3.54

     Stock option activity under the Company plans as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
	Options	per Share	Term (years)	(in 000’s)
Outstanding, January 1, 2006	5,674,045	$11.13
Granted	178,000	17.24
Exercised	(226,006)	10.52
Forfeited or expired	(27,003)	12.20

Outstanding at March 31, 2006	5,599,036	11.35	7.60	$42,393

Exercisable at March 31, 2006	2,938,098	$10.14	6.52	$25,799

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value based on the Company’s closing stock price of $18.92 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.
     The total intrinsic value of options exercised during the three months ended March 31, 2006 was $1.5 million.
     Nonvested shares as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

		Weighted
	Number of	Average
	Options	Grant Date Fair Value
Nonvested, January 1, 2006	2,796,371	$6.94
Granted	178,000	8.01
Vested	(286,430)	6.53
Forfeited	(27,003)	6.72

Nonvested at March 31, 2006	2,660,938	$7.06

     As of March 31, 2006, there was $8.7 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.77 years. The total fair value of shares vested during the three months ended March 31, 2006 was $1.9 million.
     On March 31, 2006, the Company has in effect the following stock-based compensation plans:
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
     Employee Stock Purchase Plan — In July 2001, the Company adopted an Employee Stock Purchase Plan, (“Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the

Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month offering period. For the three months ended March 31, 2006, the purchase plan compensation expense was $209,000, net of tax.
     For the three months ended March 31, 2005, the Company recorded $42,000 of stock-based compensation expense, net of tax, relating to options assumed through acquisitions. For the three months ended March 31, 2006, stock-based compensation expense related to the ESPP and the stock option plans under SFAS No. 123(R) was allocated as follows:

Three Months Ended
March 31, 2006
(in thousands)
Cost of sales	$621
Research and development	618
Selling, general and administrative	929

Stock based compensation before income taxes	2,168

Income tax benefit associated with stock options	(150)

Stock based compensation net of taxes	$2,018

     Stock repurchase program — In February 2003, the Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock in the open market. As of March 31, 2006, the Company has repurchased 550,521 shares at a weighted average price of $10.08 per share for a total cost of $5.5 million. Under this authorization, the Company may continue to make additional stock repurchases from time to time, depending on market conditions, stock price and other factors. At March 31, 2006, $4.5 million remained available under the program to repurchase additional shares.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative effect of terms like these or other comparable terminology. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially. All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1A and set forth at the end of Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.
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
Financial Highlights
     Total revenue for the first fiscal quarter ended March 31, 2006, was $19.9 million, an increase of 10% compared to the first fiscal quarter ended March 31, 2005. Revenue from Design-to-Silicon-Yield integrated solutions for the three months ended March 31, 2006 decreased slightly to $12.2 million compared to $12.6 million for the three months ended March 31, 2005. This decrease was the result of delays in signing new integrated solution implementation engagements in the current period, and was partially offset by an increase in software maintenance revenue. Revenue from Design-to-Silicon-Yield software licenses for the three months ended March 31, 2006 decreased to $2.6 million compared to $3.4 million for the first three months ended March 31, 2005. Gain share revenue for the three months ended March 31, 2006 increased to $5.0 million compared to $2.1 million for the three months ended March 31, 2005. Our gain share revenue may continue to fluctuate from quarter to quarter as a result of each customer’s contractual performance measures for achieving gain share as well as each customer’s production volumes in any given period. We reported net income of $268,000 for the three months ended March 31, 2006, compared to a net income of $1.4 million for the three months ended March 31, 2005. The decrease in net income was primarily attributable to the $2.1 million increase in stock-based compensation expense recognized as a result of our adoption of SFAS No. 123(R) and a higher tax rate. Direct cost of Design-to-Silicon-Yield solutions increased 9% to $6.4 million in the three months ended March 31, 2006 from $5.9 million in the comparable period in 2005, primarily as the result of an increase of $621,000 in stock-based compensation expense under SFAS No. 123(R). Research and development expenses increased 16% to $6.3 million for the three months ended March 31, 2006, from $5.4 million for the three months ended March 31, 2005, as a result of increased personnel-related expenses and of an increase of $618,000 in stock-based compensation expense under SFAS No. 123(R). Selling, general and administrative expenses increased to $5.0 million from $3.9 million as a result of an increase of $929,000 in stock-based compensation expense under SFAS No. 123(R) and increased sales personnel, partially offset by lower outside sales commissions. Amortization of core technology and other acquired intangible assets remained unchanged at $1.5 million for both the three months ended March 31,

2006 and the three months ended March 31, 2005. We will continue to monitor and control costs, relative to our revenue growth.
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
Goodwill and Acquired Intangible Assets
     As of March 31, 2006, we had $48.2 million of goodwill and intangible assets. In assessing the recoverability of our goodwill and intangible assets, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We evaluate goodwill for impairment pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As of December 31, 2005, we completed our annual testing requirements and determined that the carrying value of goodwill had not been impaired.
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

Stock-Based Compensation
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No.123(R)”). The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements based on estimated fair values. SFAS No. 123(R) applies to all share-based payment transactions in which we acquire goods or services by issuing our shares, share options, or other equity instruments or by incurring liabilities based on the price of our shares or that require settlement by the issuance of equity instruments. We elected to use the modified prospective transition method upon adopting this statement and accordingly prior periods have not been restated to reflect the impact of SFAS No.123(R). Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognize the compensation costs of options granted after January 1, 2006 on a straight-line basis over the vesting periods of the applicable stock purchase rights and stock options, generally four years. Prior to adoption of SFAS No. 123(R), we presented all tax benefits resulting from stock options as operating cash flow in our statement of cash flows. In accordance with SFAS No. l23(R), the cash flows resulting from excess tax benefits are classified as financing cash flows.
     Prior to the adoption of SFAS No. 123(R), we accounted for stock-based compensation in accordance with APB No. 25, and complied with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures”. Deferred compensation recognized under APB No. 25 was amortized to expense using the graded vesting method. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in its adoption of SFAS No. 123(R). See Note 9 to the Unaudited Consolidated Financial Statements for a further discussion on stock-based compensation.
Results of Operations
     The following table sets forth, for years indicated, the percentage of total revenue represented by the line items reflected in our consolidated statements of operations:

	Three Months Ended
	March 31,
	2006	2005
Revenue:
Design-to-silicon-yield solutions
Integrated solutions	62%	69%
Software licenses	13	19
Gain share	25	12

Total revenue	100	100

Costs and expenses:
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions
Integrated solutions	32	32
Software licenses	—	1
Amortization of acquired core technology	6	7
Research and development	32	30
Selling, general and administrative	25	21
Amortization of other acquired intangible assets	1	1
Total costs and expenses	96	92

Income from operations	4	8
Interest and other income	3	1

Income before taxes	7	9
Tax provision	6	1

Net income	1%	8%

Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31,			Three Months Ended March 31,
					2006	2005
			$	%	% of	% of
Revenue	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Design-to-silicon-yield solutions Integrated solutions	$12,229	$12,557	$(328)	(3)%	62%	69%
Software licenses	2,612	3,449	(837)	(24)%	13%	19%
Gain share	5,016	2,087	2,929	140%	25%	12%

Total	$19,857	$18,093	$1,764	10%	100%	100%

     Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue is derived from integrated solutions (including solution implementations, software support and maintenance and training) and software licenses.
     Integrated solutions. The decrease in integrated solutions revenue of $328,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was attributable to delays in signing new integrated solution implementation engagements in the current period, and was partially offset by an increase in software maintenance revenue. Our integrated solutions revenue may fluctuate in the future and is dependent on a number of factors including our ability to obtain new customers at emerging technology nodes and our ability to estimate costs associated with such contracts.
     Software licenses. The decrease in software license revenue of $837,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was a decrease in the number of license seats sold during the period primarily as a result of a significant license agreement recognized in 2005. Software license revenue may fluctuate in the future and is dependent upon a number of factors including the semiconductor industry’s acceptance of our products, our ability to attract new customers and further penetration of our current customer base.
     Gain Share. Gain share revenue represents profit sharing and performance incentives earned based upon our customer reaching certain defined operational levels. Gain share revenue grew approximately $2.9 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in gain share revenue was primarily due to a greater number of engagements contributing to gain share at newer technology nodes. Our gain share revenue may continue to fluctuate from period to period. Our continued receipt of gain share revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing gain share provisions.

	Three Months Ended March 31,			Three Months Ended March 31,
					2006	2005
			$	%	% of	% of
Cost of Design-to-Silicon Yield Solutions	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Direct costs of design-to-silicon yield solutions
Integrated solutions	$6,429	$5,750	$679	12%	32%	32%
Software licenses	11	157	(146)	(93)%	—	1%
Amortization of acquired core technology	1,266	1,266	—	—	6%	7%

Total	$7,706	$7,173	$533	7%	38%	40%

     Direct Costs of Design-to-Silicon-Yield Solutions. Direct costs of Design-to-Silicon-Yield solutions consists of costs incurred to provide and support our integrated solutions and costs recognized in connection with licensing our software.
     Integrated solutions. Integrated solutions costs consist of material, labor and overhead costs associated with solution implementations. Costs include purchased material, employee compensation and benefits, travel and facilities-related costs. The increase in direct costs of Design-to-Silicon-Yield integrated solutions of $679,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily attributable to increased stock-based compensation expense under SFAS No. 123(R). If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contract was executed. Any such reductions in contract margin could have a material negative impact on our operating results.
     Software licenses. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products and expenses incurred to produce and distribute our product documentation. The decrease in direct costs of Design-to-Silicon-Yield solutions software licenses of $146,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily attributable to a decrease in license fees and royalties associated with third party software licenses purchased during the period as a result of reduced license revenue. We expect the cost of software licenses to fluctuate in the future as a result of royalties and license fees paid for third party applications incorporated in our software products.
     Amortization of Acquired Core Technology. Amortization of acquired core technology consists of the amortization of intangibles acquired as a result of certain business combinations. The amortization of acquired core technology expense remained unchanged at $1.3 million for both the three months ended March 31, 2006 and the three months ended March 31, 2005. We anticipate amortization of acquired core technology to be $3.8 million for the remaining nine months in 2006 and $3.2 million in 2007.

	Three Months Ended March 31,			Three Months Ended March 31,
					2006	2005
			$	%	% of	% of
Research and Development	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$6,256	$5,378	$878	16%	32%	30%

     Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations. The increase in research and development expenses of $878,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to the increase in stock-based compensation expense under SFAS No. 123(R), and increased personnel-related expenses. We anticipate that we will continue to commit considerable resources to research and development in the future and that these expenses may increase in absolute dollars.

	Three Months Ended March 31,			Three Months Ended March 31,
					2006	2005
			$	%	% of	% of
Selling, General and Administrative	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$4,956	$3,914	$1,042	27%	25%	22%

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations. The increase in selling, general and administrative expenses of $1.0 million in for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to an increase in stock-based compensation expense under SFAS No. 123(R), an increase in personnel-related expenses, particularly in the sales function, and an increase in external accounting fees, partially offset by lower outside sales commissions. We expect that selling, general and administrative expenses will increase in absolute dollars to support increased selling and administrative efforts in the future.

	Three Months Ended March 31,			Three Months Ended March 31,
					2006	2005
			$	%	% of	% of
Amortization of Other Acquired Intangible Assets	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Amortization of Other Acquired Intangible Assets	$235	$235	—	—	1%	1%

     Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of the amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets remained unchanged at $235,000 for the three months ended March 31, 2006 and the three months ended March 31, 2005. We anticipate amortization of these other acquired intangible assets to continue to decrease in future periods.

	Three Months Ended March 31,			Three Months Ended March 31,
					2006	2005
			$	%	% of	% of
Interest and Other Income, net	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and Other Income, net	$635	$272	$363	133%	3%	1%

     Interest and Other Income, Net. The increase in interest and other income, net of $363,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to increased interest earned on higher average cash and cash equivalent balances and short term investments during the period coupled with higher interest rates earned during the period.

	Three Months Ended March 31,			Three Months Ended March 31,
					2006	2005
			$	%	% of	% of
Provision/(Benefit) for Income Taxes	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Provision (Benefit) for Income Tax	$1,071	$271	$800	295%	5%	1%

     Provision/(Benefit) for Income Taxes. The increase in tax provision of $800,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to the increase in taxable operating income and coupled with a higher effective tax rate as a result of the Federal government’s delay in passing certain tax credits applicable for 2006, partially offset by the tax benefit from stock-based compensation expense under SFAS No. 123(R).
Liquidity and Capital Resources
     Net cash provided by operating activities was $2.3 million for the three months ended March 31, 2006 compared to net cash provided by operating activities of $1.4 million for the three months ended March 31, 2005. After adjusting the net income of $268,000 by the amortization of acquired intangible assets of $1.5 million, depreciation and amortization of $570,000, stock-based compensation of $2.2 million, the change in deferred taxes of $231,000, and the offset in the excess tax benefit from stock-based compensation of $305,000, our adjusted results provided approximately $4.4 million in cash. Net cash was also provided by decreases in accounts receivables of $503,000 and prepaid expenses and other assets of $269,000, and increases in taxes payable of $87,000, and deferred revenues of $978,000, offset by decreases in accounts payable of $751,000, accrued compensation and accrued liabilities of $2.2 million, and billings in excess of recognized revenues of $1.0 million. The decrease in accounts payable was due to timing of vendor payments. The decrease in accounts receivable and in billings in excess of recognized revenues was due to decreased Design-to-Silicon-Yield integrated solutions revenues during the period as well as the timing of billing milestones specified in contract agreements. The decrease in accrued liabilities was primarily the result of payments made associated with employee variable compensation. The increase in taxes payable is primarily attributable to an increase in taxable income. The increase in deferred revenue was primarily the result of renewals of software term-based licenses and customer support and maintenance contracts during the period.
     Net cash used in investing activities was $25.8 million for the three months ended March 31, 2006 compared to $265,000 for the three months ended March 31, 2005. The increase in net cash used in investing activities was primarily due to purchases of short-term investments and property and equipment to support our growing operations. Short-term investments totaled $24.9 million at March 31, 2006.
     Net cash provided by financing activities was $3.1 million for the three months ended March 31, 2006 compared to $1.7 million for the three months ended March 31, 2005. Net cash provided by financing activities during the three months ended March 31, 2006 primarily consisted of $2.9 million in proceeds from the exercise of employee stock options and of $305,000 in excess tax benefit derived from stock-based compensation. Net cash provided by financing activities during the three months ended March 31, 2005 primarily consisted of proceeds from the exercise of employee stock options of $1.7 million.
     As of March 31, 2006, working capital was $75.1 million, compared with $68.5 million as of December 31, 2005. Cash and cash equivalents, and short term investments as of March 31, 2006 were $65.1 million compared to $60.5 million as of December 31, 2005, an increase of $4.6 million. The increase in cash and short term investments was primarily attributable to operating activities and the exercise of employee stock options, partially offset by purchases of property and equipment. We expect to experience growth in our overall expenses, in order to execute our business plan. As a result, we anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to fund potential investments in, or acquisitions of, complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.
     We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities. Additionally, we have not entered into any derivative contracts. As of March 31, 2006, we had no foreign currency contracts outstanding.
     We lease our facilities under operating lease agreements that expire at various dates through 2010. The following table represents our future minimum annual lease payments (in thousands):

Year Ending December 31,	Amount
2006 remaining nine months	$1,898
2007	2,086
2008	302
2009	9
2010	8

Total	$4,303

Recent Accounting Pronouncements
     In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and Accounting Principle Boards (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 and FSP FAS 124-1 provide guidance for determining whether impairments of certain debt and equity investments are deemed other-than-temporary. The provisions of FSP FAS 115-1 and FSP FAS 124-1 are effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 and FAS 124-1 did not have a material effect on our financial position, results of operation or cash flows.
     On June 1, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 carries forward the guidance set forth in Opinion 20 for reporting the correction of an error included in previously issued financial statements. The provisions of SFAS 154 are effective for accounting changes and correction of errors made in fiscal periods beginning January 1, 2006. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.
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
     Interest Rate Risk. As of March 31, 2006, we had cash and cash equivalents and short-term investments of $65.1 million. Cash and cash equivalents consisted of cash, highly liquid money market instruments and commercial paper with maturities of 90 days or less. Short-term investments consisted of debt securities with maturities of more than three months but less than twelve months. Because of the short maturities of those instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at March 31, 2006 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income.

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
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by the quarterly report on Form 10-Q, have concluded that our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the timeframes specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
     None.
Item 1A. Risk Factors
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
     Historically, we have had a small number of large customers for our core Design-to-Silicon-Yield solutions and we expect this to continue in the near term. In the three months ended March 31, 2006, four customers accounted for 61% of our total net revenue, with IBM representing 30%, Toshiba representing 11%, Matsushita representing 10% and Freescale representing 10%, respectively. In the three months ended March 31, 2005, four customers accounted for 54% of our total net revenue, with Hiroshima Elpida Memory representing 18%, Sony representing 13%, Matsushita representing 12% and Toshiba representing 11%, respectively. The loss of any of these customers or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers.
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
     Competition in our market may intensify in the future, which could slow our ability to grow or execute our strategy. Our current and potential customers may choose to develop their own solutions internally, particularly if we are slow in deploying our solutions. Many of these companies have the financial and technical capability to develop their own solutions. Also, competitors could establish non-domestic operations with a lower cost structure than our engineering organization, which, unless we also establish lower cost non- domestic operations, would give any such competitor’s products a competitive advantage over our solutions. There may be other providers of commercial solutions for systematic IC yield and performance enhancement of which we are not aware. We currently face indirect competition from the internal groups at IC companies and some direct competition from providers of yield management or prediction software such as Knights Technology (a part of FEI Company), Ponte Solutions, Predictions Software, Syntricity, Spotfire and Synopsys (through their acquisition of HPL Technologies). Some providers of yield management software or inspection equipment may seek to broaden their product offerings and compete with us. For example, KLA-Tencor has announced adding the use of test structures to one of their inspection product lines. In addition, we believe that the demand for solutions that address the need for better integration between the silicon design and manufacturing processes may encourage direct competitors to enter into our market. For example, large integrated organizations, such as IDMs, electronic design automation software providers, IC design service companies or semiconductor equipment vendors, may decide to spin-off a business unit that competes with us. Other potential competitors include fabrication facilities that may decide to offer solutions competitive with ours as part of their value proposition to their customers. In addition, Synopsys, Inc. now appears to offer directly competing DFM capability, while other EDA suppliers provide alternative DFM solutions that may compete for the same budgetary funds. If these potential competitors are able to attract industry partners or customers faster than we can or change the pricing environment, we may not be able to grow and execute our strategy as quickly or at all. In addition, customer preferences may shift away from our solutions as a result of the increase in competition.
We face operational and financial risks associated with international operations.
     We derive a majority of our revenue from international sales, principally from customers based in Asia. Revenue generated from customers in Asia accounted for 49% of total revenue in the three months ended March 31, 2006. During the three months ended March 31, 2005 revenue generated from customers in Asia was 70% of total revenue. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Asia. In addition, we have expanded our non-U.S. operations recently and plan to continue such expansion by establishing overseas subsidiaries, offices, or contractor relationships in locations, and when, deemed appropriate by our management. The success of our business is subject to risks inherent in doing business internationally. These risks include:

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
     While we were profitable on a GAAP basis in our seven most recent quarters, we have experienced losses in the past. We may not maintain profitability if our revenue increases more slowly than we expect or not at all. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $13.2 million as of March 31, 2006. We expect to continue to incur significant expenses in connection with:

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
     Technology companies have, in general, and our company has, in particular, a history of depending upon and using broad based employee stock option programs to hire, incentivize and retain employees in a competitive marketplace. In December 2004, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standard No. 123(R), Share-Based Payments (“SFAS No. 123(R)”), which will require all companies to measure compensation costs for all share-based payments, including employee stock options, at fair value. The provisions of SFAS No. 123(R) are effective for us beginning January 1, 2006. Upon adopting SFAS No. 123(R), we recorded a stock-based compensation expense net of associated tax benefits of $2.0 million in the three months ended March 31, 2006, and we believe that our adoption of SFAS No. 123(R) will continue to have a significant negative impact on our financial position and results of operations. In addition, we believe that the adoption of SFAS No. 123(R) may impact our ability to utilize broad based employee stock option plans to hire, incentivize and retain employees and could result in a competitive disadvantage to us in the employee marketplace.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (b) Use of Proceeds. Our first registration statement, filed on Form S-1 (Registration No. 333-43192) related to our initial public offering was declared effective by the SEC on July 26, 2001. There has been no change to the disclosure contained in our report on Form 10-K for the year ended December 31, 2005, as amended, with respect to the use of proceeds generated by our initial public offering.
     (c) Stock Repurchases. The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended March 31, 2006:
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
				Dollar
				Value of Shares
			Total Number of	that
	Total		Shares Purchased as	May Yet
	Number of	Average	Part of Publicly	Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased(1)	per Share	Programs(1)	Programs(1)
Month #1 (January 1, 2006 through January 31, 2006)	—	—	—	$4,451,236
Month #2 (February 1, 2006 through February 28, 2006)	—	—	—	$4,451,236
Month #3 (March 1, 2006 through March 31, 2006)	—	—	—	$4,451,236

Total	—	—	—

(1)	On March 26, 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to $10.0 million of our outstanding common stock may be repurchased; the repurchase program has no set expiration or termination date. As of March 31, 2006, 550,521 shares had been purchased under this program at a weighted average per share price of $10.08 and approximately $4.5 million remained available for repurchases.
Item 3. Defaults on Senior Securities.
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not Applicable.
Item 5. Other Information.
     On January 25, 2006, the Compensation Committee (the “Compensation Committee”) of the Board of the Company awarded discretionary bonuses for the year ended December 31, 2005 to certain employees of the Company, including three of the four most highly compensated officers of the Company other than the Chief Executive Officer as follows: David Joseph, Chief Strategy Officer, $90,000; P. Steven Melman, Vice President, Investor Relations and Strategic Initiatives, $60,000; and Cornelius Hartgring, Vice President and General Manager, Manufacturing Process Solutions, $90,000.
The Compensation Committee also approved increases to the annual base salaries of certain employees of the Company effective January 1, 2006, including the four most highly compensated officers of the Company other than the Chief Executive Officer. Their new annual salaries are as follows: David Joseph, Chief Strategy Officer, $246,000; Zia Malik, Vice President, Worldwide Sales, $190,000; P. Steven Melman, Vice President, Investor Relations and Strategic Initiatives, $205,000; and Cornelius Hartgring, Vice President and General Manager, Manufacturing Process Solutions, $210,000.

Item 6. Exhibits.

Exhibit
Number	Description
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.*

3.02	Amended and Restated Bylaws of PDF Solutions, Inc. †

4.01	Specimen Stock Certificate**

4.02	Second Amended and Restated Rights Agreement dated July 6, 2001*

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer and Vice President of Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.02	Certification the Chief Financial Officer and Vice President of Finance and Administration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

†	Incorporated by reference to PDF’s Report on Form 10-Q filed August 9, 2005 (File No. 000-31311).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006	By:	/s/ JOHN K. KIBARIAN

John K. Kibarian
President and Chief Executive Officer

	By:	/s/ KEITH A. JONES

Keith A. Jones
Chief Financial Officer and Vice President,
Finance

EXHIBIT INDEX

Exhibit
Number	Description
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.*

3.02	Amended and Restated Bylaws of PDF Solutions, Inc. †

4.01	Specimen Stock Certificate**

4.02	Second Amended and Restated Rights Agreement dated July 6, 2001*

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer and Vice President of Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.02	Certification the Chief Financial Officer and Vice President of Finance and Administration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

†	Incorporated by reference to PDF’s Report on Form 10-Q filed August 9, 2005 (File No. 000-31311).