Form 10-Q
period 2006-06-30
PDF SOLUTIONS INC
filed 2006-08-09
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock as of August 4, 2006 was 27,392,127

Item 1. Financial Statements.
PDF SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$39,986	$60,506
Short-term investments	29,118	—
Accounts receivable, net of allowances of $254 in 2006 and 2005	20,583	22,082
Prepaid expenses and other current assets	1,864	1,992
Deferred tax assets	726	908

Total current assets	92,277	85,488
Property and equipment, net	3,595	3,328
Goodwill	39,886	39,886
Intangible assets, net	6,785	9,787
Deferred tax assets	1,139	877
Other assets	644	526

Total assets	$144,326	$139,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,443	$1,728
Accrued compensation and related benefits	2,091	4,922
Other accrued liabilities	1,399	1,469
Taxes payable	4,744	4,950
Deferred revenue	2,989	2,281
Billings in excess of recognized revenue	80	1,604

Total current liabilities	13,746	16,954
Long-term liabilities	231	257

Total liabilities	13,977	17,211

Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized: no shares issued and outstanding in 2006 and 2005	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued and outstanding 26,811 in 2006 and 26,433 in 2005	4	4
Additional paid-in-capital	149,932	141,720
Treasury stock at cost, 551 shares in 2006 and 2005	(5,549)	(5,549)
Deferred stock-based compensation	—	(27)
Accumulated deficit	(14,030)	(13,451)
Accumulated other comprehensive income	(8)	(16)

Total stockholders’ equity	130,349	122,681

Total liabilities and stockholders’ equity	$144,326	$139,892

See notes to unaudited consolidated financial statements

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,		June 30,
	2006		2005	2006		2005
Revenue:
Design-to-silicon-yield solutions
Integrated solutions	$10,477		$12,267	$22,706		$24,824
Software licenses	1,794		3,197	4,406		6,646
Gain share	5,739		2,892	10,755		4,979

Total revenue	18,010		18,356	37,867		36,449

Cost and expenses:
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions
Integrated solutions	6,645	(1)	5,766	13,074	(1)	11,516
Software licenses	29		101	40		258
Amortization of acquired core technology	1,266		1,266	2,532		2,532
Research and development	6,871	(1)	5,687	13,127	(1)	11,065
Selling, general and administrative	4,866	(1)	4,289	9,822	(1)	8,203
Amortization of other acquired intangible assets	235		235	470		470

Total costs and expenses	19,912		17,344	39,065		34,044

Income (loss) from operations	(1,902)		1,012	(1,198)		2,405
Interest and other income, net	811		350	1,446		622

Income (loss) before taxes	(1,091)		1,362	248		3,027
Tax provision (benefit)	(244	) (2)	20	827	(2)	291

Net income (loss)	$(847)		$1,342	$(579)		$2,736

Net income (loss) per share:
Basic	$(0.03)		$0.05	$(0.02)		$0.11

Diluted	$(0.03)		$0.05	$(0.02)		$0.10

Weighted average common shares:
Basic	26,680		25,862	26,611		25,779

Diluted	26,680		26,986	26,611		27,057

(1)	Costs and expenses for the three months and for the six months ended June 30, 2006, include SFAS No. 123(R) stock-based compensation expense. See Note 1 and Note 9 to the consolidated financial statements for additional information.

(2)	The tax provision (benefit) includes income tax expense from stock-based compensation.
See notes to unaudited consolidated financial statements

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,	June 30,
	2006	2005
Operating activities:
Net income (loss)	$(579)	$2,736
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,160	1,116
Stock-based compensation	3,954	74
Amortization of acquired intangible assets	3,002	3,002
Tax benefit related to stock-based compensation plans	513	—
Excess tax benefit from stock-based compensation	(265)	—
Deferred taxes	(80)	(644)
Changes in operating assets and liabilities:
Accounts receivable	1,499	(2,874)
Prepaid expenses and other assets	10	141
Accounts payable	551	728
Accrued compensation and related benefits	(2,831)	(197)
Other accrued liabilities	(70)	(557)
Taxes payable	(206)	727
Deferred revenue	708	44
Billings in excess of recognized revenue	(1,524)	340

Net cash provided by operating activities	5,842	4,636

Investing activities:
Purchases of available-for-sale securities and other investments	(40,654)	—
Maturities and sales of available-for-sale securities and other investments	11,500	—
Purchases of property and equipment	(1,263)	(1,333)

Net cash used in investing activities	(30,417)	(1,333)

Financing activities:
Proceeds from exercise of stock options	2,794	2,182
Proceeds from employee stock purchase plan	978	808
Principal payments on long-term obligations	(26)	(22)
Excess tax benefit from stock-based compensation	265	—

Net cash provided by financing activities	4,011	2,968

Effect of exchange rate changes on cash and cash equivalents	44	(69)

Net increase (decrease) in cash and cash equivalents	(20,520)	6,202
Cash and cash equivalents, beginning of period	60,506	45,660

Cash and cash equivalents, end of period	$39,986	$51,862

Non-cash investing activities:
Purchase of property and equipment on account	$186	$176

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Taxes	$659	$192

Interest	$1	$—

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
     In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a more-likely-than not recognition threshold that a tax position will be sustained upon examination and a measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this Interpretation shall be reported as an adjustment to the opening balance of retained earnings in 2007. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.
3. INVESTMENTS
     The following tables summarize the Company’s investments (in thousands):

		June 30, 2006
		Unrealized	Unrealized
	Amortized	Holding	Holding	Market
	Cost	Gains	Losses	Value
Commercial paper	$32,306	$—	$(9)	$32,297
Auction rate securities	5,900	—	—	5,900
Corporate bonds and notes	13,389	—	(32)	13,357
Money market funds	13,293	—	—	13,293

	$64,888	—	$(41)	$64,847

Included in cash and cash equivalents				$35,729
Included in short-term investments				29,118

Total available-for-sale securities				$64,847

     As of June 30, 2006 all securities held by the Company had a maturity of one year or less.

		June 30, 2005
		Unrealized	Unrealized
	Amortized	Holding	Holding	Market
	Cost	Gains	Losses	Value
Money market funds	$49,269	$—	$—	$49,269

Included in cash and cash equivalents				$49,269
Included in short-term investments				—

Total available-for-sale securities				$49,269

4. ACCOUNTS RECEIVABLE
     Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $5.3 million and $1.8 million at June 30, 2006 and December 31, 2005, respectively.
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(847)	$1,342	$(579)	$2,736

Denominator:
Weighted average common shares outstanding	26,680	25,864	26,611	25,785
Weighted average common shares outstanding subject to repurchase	—	(2)	—	(6)

Denominator for basic calculation	26,680	25,862	26,611	25,779

Weighted average shares subject to repurchase	—	2	—	6
Stock options outstanding	—	1,122	—	1,272

Denominator for diluted computation	26,680	26,986	26,611	27,057

Net income (loss) per share — basic	$(0.03)	$0.05	$(0.02)	$0.11

Net income (loss) per share — diluted	$(0.03)	$0.05	$(0.02)	$0.10

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Common stock options	5,609	1,121	5,604	741

6. COMPREHENSIVE INCOME (LOSS)
     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(847)	$1,342	$(579)	$2,736
Unrealized loss on short term investments	(11)	—	(41)	—
Foreign currency translation adjustments	35	(29)	49	(69)

Comprehensive income (loss)	$(823)	$1,313	$(571)	$2,667

7. GOODWILL AND PURCHASED INTANGIBLE ASSETS
     SFAS No. 142, Goodwill and other Intangible Assets, requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.
     The following table provides information relating to the intangible assets and goodwill contained within the Company’s consolidated balance sheets as of June 30, 2006 and December 31, 2005 (in thousands):

	December 31, 2005	Purchase Price		June 30, 2006
	Net Carrying Amount	Adjustments	Amortization	Net Carrying Amount
Goodwill	$39,886	$—	$—	$39,886

Acquired identifiable intangibles:
Acquired core technology	$8,221	$—	$(2,532)	$5,689
Brand name	833	—	(250)	583
Other acquired intangibles	733	—	(220)	513

Total	$9,787	$—	$(3,002)	$6,785

	December 31, 2004	Purchase Price		December 31, 2005
	Net Carrying Amount	Adjustments	Amortization	Net Carrying Amount
Goodwill	$39,886	$—	$—	$39,886

Acquired identifiable intangibles:
Acquired core technology	$13,285	$—	$(5,064)	$8,221
Brand name	1,333	—	(500)	833
Other acquired intangibles	1,173	—	(440)	733

Total	$15,791	$—	$(6,004)	$9,787

     SFAS No. 142 requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. Accordingly, the Company has selected December 31, to perform the annual testing requirements. As of December 31, 2005, the Company completed its annual testing requirements and determined that the carrying value of goodwill had not been impaired.
          The Company expects the annual amortization of acquired intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2006 (six-month period ending December 31, 2006)	$3,002
2007	3,783

Total	$6,785

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
     The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Customer	2006	2005	2006	2005
A	15%	11%	13%	11%
C	3%	7%	5%	10%
G	2%	11%	7%	12%
J	1%	22%	1%	15%
M	4%	11%	3%	15%
O	13%	3%	11%	3%
P	32%	8%	31%	7%
     The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	June 30, 2006	December 31, 2005
A	14%	5%
J	1%	18%
O	15%	8%
P	33%	25%
Revenues from customers by geographic area are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Asia	$8,401	$10,178	$18,230	$22,879
United States	7,621	6,526	16,489	10,074
Europe	1,988	1,652	3,148	3,496

Total	$18,010	$18,356	$37,867	$36,449

     As of June 30, 2006 and December 31, 2005, long-lived assets related to PDF Solutions GmbH (formerly AISS), located in Germany, totaled $842,000 and $880,000, respectively, of which $659,000 and $659,000, respectively, relates to acquired intangible assets and goodwill. The majority of the Company’s remaining long-lived assets are in the United States.
9. STOCKHOLDERS’ EQUITY
     Effective January 1, 2006 the Company adopted SFAS No. 123(R). As a result, the Company recorded total stock-based compensation and related income tax expense of $1.8 million and $214,000 respectively, for the three months ended June 30, 2006, and $4.0 million and $64,000 respectively, for the six months ended June 30, 2006. The deferred compensation expense computed under APB No. 25 and unamortized as of January 1, 2006 was reversed to equity upon adopting SFAS No. 123(R). For the three and six months ended June 30, 2006, the Company incurred additional stock-based compensation expense of $ 2.0 million and $ 4.0 million respectively, compared to the expense the Company would have incurred under APB No. 25.

      For the three and six months ended June 30, 2006 and June 30, 2005, stock-based compensation expense related to the Company’s ESPP and stock-option plans was allocated as follows (in thousands):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006 (1)	2006 (1)	2005 (2)	2005 (2)
Cost of design-to-silicon yield solutions	$455	$1,076	$—	$—

Research and development	568	1,186	32	74
Selling, general and administrative	764	1,692	—	—

Stock based compensation before income taxes	1,787	3,954	32	74
Income tax expense associated with stock options	214	64	—	—

Stock-based compensation, net of taxes	$2,001	$4,018	$32	$74

Effect on net income (loss) per share:

Basic	$0.08	$0.15	$0.00	$0.00

Diluted	$0.07	$0.14	$0.00	$0.00

(1)	Stock-based compensation expense computed under SFAS No. 123(R)

(2)	Stock-based compensation expense computed under APB No.25
     Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with the provisions of APB No. 25 and complied with the disclosure only provisions of SFAS No. 123 as amended by SFAS No. 148, and accordingly, no expense computed under SFAS No. 123 had been recognized for options granted to employees under the various stock plans. Deferred compensation recognized under APB No. 25 was amortized to expense over the vesting period, usually four years, using the graded vesting method. For SFAS No. 123 as amended by SFAS No. 148 disclosure purposes, the Company amortized deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provided for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. Had compensation expense been determined for employee awards based on the fair value at the grant date for the awards, consistent with the provisions of SFAS No. 123, the Company’s pro forma net income and pro forma net income per share for the three months and six months ended June 30, 2005 would have been as follows (in thousands, except per share data):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net income as reported:	$1,342	$2,736
Add: stock-based employee compensation expense included in reported net loss under APB No. 25, net of related tax effects	32	74
Deduct: total employee stock-based compensation determined under fair value based method for all awards, net of related tax effects	(1,432)	(2,760)

Pro forma net income (loss)	$(58)	$50

Basic net income (loss) per share:
As reported	$0.05	$0.11

Pro forma	$(0.00)	$0.00

Diluted net income per share:
As reported	$0.05	$0.10

Pro forma	$(0.00)	$0.00

     Upon its adoption of the fair value recognition provisions of SFAS No.123(R), the Company elected to use the modified prospective transition method, and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123(R). Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Under the modified prospective transition method, stock-based compensation expense recognized in the Company’s unaudited consolidated statement of income for the three months and the six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In conjunction with the adoption of SFAS No. 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the graded vesting method to the straight-line method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the graded vesting method while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight-line method. As stock-based compensation expense recognized in the unaudited consolidated statement of income for the three months and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The Company estimated the forfeiture rate based on its employee turnover history over the last two fiscal years.
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
     The assumptions used for the three months and six months ended June 30, 2006 and the resulting estimates of weighted average fair value of options granted and for stock purchases during the period are as follows:

		Employee		Employee
		Stock Purchase		Stock Purchase
	Stock Plans	Plan	Stock Plans	Plan
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2006	June 30, 2006	June 30, 2006
Expected life (in years)	4.26	1.21	4.26	1.21
Volatility	58.1%	49.5%	58.3%	49.5%
Risk-free interest rate	4.94%	3.35%	4.78%	3.35%
Expected dividend	—	—	—	—
Weighted average fair value of options granted during the period	$6.93	n/a	$7.93	n/a
Weighted average fair value of employee stock	n/a	$4.32	n/a	$4.32
     Stock option activity under the Company plans as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic Value
	Options	per Share	Term (years)	(in 000’s)
Outstanding, January 1, 2006	5,674,045	$11.13
Granted	310,000	15.75
Exercised	(274,930)	10.16
Forfeited or expired	(100,382)	13.90

Outstanding at June 30, 2006	5,608,733	11.39	7.42	$10,949

Exercisable at June 30, 2006	3,134,526	$10.14	6.38	$8,473

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value based on the Company’s closing stock price of $12.41 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.
     The total intrinsic value of options exercised during the six months ended June 30, 2006 was $1.9 million.
     Nonvested options as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

		Weighted
	Number of	Average
	Options	Grant Date Fair Value
Nonvested, January 1, 2006	2,796,371	$6.94
Granted	310,000	7.93
Vested	(532,096)	6.35
Forfeited	(100,068)	7.51

Nonvested at June 30, 2006	2,474,207	7.17

     As of June 30, 2006, there was $8.0 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 3.13 years. The total fair value of shares vested during the six months ended June 30, 2006 was $3.4 million.
     On June 30, 2006, the Company has in effect the following stock-based compensation plans:

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
     Employee Stock Purchase Plan — In July 2001, the Company adopted an Employee Stock Purchase Plan, (“Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month offering period. For the three months ended June 30, 2006, the purchase plan compensation expense was $226,000.
     Stock repurchase program — In February 2003, the Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock in the open market. As of June 30, 2006, the Company has repurchased 550,521 shares at a weighted average price of $10.08 per share for a total cost of $5.5 million. Under this authorization, the Company may continue to make additional stock repurchases from time to time, depending on market conditions, stock price and other factors. At June 30, 2006, $4.5 million remained available under the program to repurchase additional shares.

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
   Industry Trend
     Demand for consumer electronics continues to drive technological innovation as the need for products which have greater performance, lower power consumption, reduced costs and smaller size continues to grow with each new product generation. To meet this demand, IC manufacturers and designers are constantly challenged to improve the overall performance of ICs by designing and manufacturing ICs with more embedded applications to create greater functionality. As a result, throughout 2004, 2005, and into the first half of 2006 more and more companies have expanded or advanced their design and manufacturing processes to develop and produce deep submicron ICs containing component sizes measured at 130 nanometers and below. As this trend continues, companies will continually be challenged to improve process capabilities to optimally produce ICs with minimal systematic and yield loss, which is driven by the lack of compatibility between the design and its respective manufacturing process. We believe as volume production of deep submicron ICs continues to grow, the difficulties of integrating IC designs with their respective processes will create a greater need for products and services that address the performance yield loss issues the semiconductor industry is facing today and will face in the future.
Financial Highlights
     Financial highlights for the three months ended June 30, 2006 were as follows:
     Total revenue for the three months ended June 30, 2006, was $18.0 million, a decrease of 2% compared to the three months ended June 30, 2005. Revenue from Design-to-Silicon-Yield integrated solutions for the three months ended June 30, 2006 decreased 15% to $10.5 million compared to $12.3 million for the three months ended June 30, 2005. This decrease was the result of a slower booking rate for new integrated solution engagements in late 2005 which would have contributed to revenue in 2006 and delays in signing certain new engagements until the second half of the current year, partially offset by an increase in software maintenance revenue. Revenue from Design-to-Silicon-Yield software licenses for the three months ended June 30, 2006 decreased to $1.8 million compared to $3.2 million for the three months ended June 30, 2005. Gain share revenue for the three months ended June 30, 2006 increased to $5.7 million compared to $2.9 million for the three months ended June 30, 2005. Our gain share revenue may continue to fluctuate from quarter to quarter as a result of each customer’s contractual performance measures for achieving gain share as well as each customer’s production volumes in any given period. We reported a net loss of $847,000 for the three months ended June 30, 2006, compared to a net income of $1.3 million for the three months ended June 30, 2005. The decrease in net income was primarily attributable to an overall $1.8 million increase in stock-based compensation expense recognized and allocated to all functional expense categories as a result of our adoption of SFAS No. 123(R), higher direct cost of integrated solutions, and increased research and development expenses partially offset by a greater tax benefit. Direct cost of Design-to-Silicon-Yield solutions increased 14% to $6.7 million in the three months ended June 30, 2006 from $5.9 million in the comparable period in 2005, primarily as the result of the increase in stock-based compensation expense under SFAS No. 123(R), greater expenses for work performed on expected engagements that were delayed to a subsequent quarter, and the distribution of expanded pdFasTest products. Research and development expenses increased 21% to $6.9 million for the three months ended June 30, 2006, from $5.7 million for the three months ended June 30, 2005, as a result of the increase in stock-based compensation expense under SFAS No. 123(R) and increased use of outside resources on strategic product initiatives. Selling, general and administrative expenses increased to $4.9 million from $4.3 million as a result of the increase in stock-based compensation expense under SFAS No. 123(R) and legal fees, partially offset by lower outside sales commissions and accounting fees. We will continue to monitor and control costs, relative to our revenue growth.
     Financial highlights for the six months ended June 30, 2006 were as follows:
     Total revenue for the six months ended June 30, 2006, was $37.9 million, an increase of 4% compared to the six months ended June 30, 2005. Revenue from Design-to-Silicon-Yield integrated solutions for the six months ended June 30, 2006 decreased 9% to $22.7 million compared to $24.8 million for the six months ended June 30, 2005. This decrease was the result of a slower booking rate for new integrated solution engagements in late 2005 which would have contributed to revenue in 2006 and delays in signing certain new engagements until the second half of in the current year, and was partially offset by an increase in software maintenance revenue. Revenue from Design-to-Silicon-Yield software licenses for the six months ended June 30, 2006 decreased to $4.4 million compared to $6.6 million for the six months ended June 30, 2005. Gain share revenue for the six months ended June 30, 2006 increased to $10.8 million compared to $5.0 million for the six months ended June 30, 2005. Our gain share revenue may continue to fluctuate from quarter to quarter as a result of each customer’s contractual performance measures for achieving gain share as well as each customer’s production volumes in any given period. We reported net loss of $579,000 for the six months ended June 30, 2006, compared to a net income of $2.7 million for the six months ended June 30, 2005. The decrease in net income was primarily attributable to an overall $4.0 million increase in stock-based compensation expense recognized and allocated to all functional expense categories as a result of our adoption of SFAS No. 123(R), an increase in research and development expenses, and a higher effective tax rate. Direct cost of Design-to-Silicon-Yield solutions increased 11% to $13.1 million in the six months ended June 30, 2006 from $11.8 million in the comparable period in 2005, primarily as the result of the increase in stock-based compensation expense under SFAS No. 123(R), and the distribution of expanded pdFasTest products. Research and development expenses increased 19% to $13.1 million for the six months ended June 30, 2006, from $11.1 million for the six months ended June 30, 2005, as a result of the increase in stock-based compensation expense under SFAS No. 123(R) and increased personnel-related and third party developer expenses. Selling, general and administrative expenses increased to $9.8 million from $8.2 million as a result of the increase in stock-based compensation expense under SFAS No. 123(R), increased personnel-related expenses, and increased legal expenses, partially offset by lower outside sales commissions. We will continue to monitor and control costs, relative to our revenue growth.
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
Goodwill and Acquired Intangible Assets
     As of June 30, 2006, we had $46.7 million of goodwill and intangible assets. In assessing the recoverability of our goodwill and intangible assets, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We evaluate goodwill for impairment pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As of December 31, 2005, we completed our annual testing requirements and determined that the carrying value of goodwill had not been impaired.
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

Results of Operations
     The following table sets forth, for years indicated, the percentage of total revenue represented by the line items reflected in our consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Design-to-silicon-yield solutions
Integrated solutions	58%	67%	60%	68%
Software licenses	10	17	12	18
Gain share	32	16	28	14

Total revenue	100	100	100	100

Cost and expenses:
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions
Integrated solutions	37	31	35	32
Software licenses	—	1	—	1
Amortization of acquired core technology	7	7	7	7
Research and development	39	31	35	30
Selling, general and administrative	27	23	26	23
Amortization of other acquired intangible assets	1	1	1	1

Total costs and expenses	111	94	104	94

Income (loss) from operations	(11)	6	(4)	6
Interest and other income, net	5	2	4	2

Income (loss) before taxes	(6)	8	—	8
Tax provision (benefit)	(1)	—	2	1

Net income (loss)	(5)%	8%	(2)%	7%

Comparison of the Three Months Ended June 30, 2006 and 2005

	Three Months Ended June 30,				Three Months Ended June 30,
					2006	2005
			$	%	% of	% of
Revenue	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Design-to-silicon-yield solutions
Integrated solutions	$10,477	$12,267	$(1,790)	(15)%	58%	67%
Software licenses	1,794	3,197	(1,403)	(44)%	10%	17%
Gain share	5,739	2,892	2,847	98%	32%	16%

Total	$18,010	$18,356	$(346)	(2)%	100%	100%

     Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue is derived from integrated solutions (including solution implementations, software support and maintenance and training) and software licenses provided during our customer yield improvement engagements and solution product sales.
     Integrated solutions. The decrease in integrated solutions revenue of $1.8 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was primarily attributable to a slower booking rate for new integrated solution engagements in late 2005 which would have contributed to revenue in 2006 and delays in signing certain new engagements until the second half of the current year, and was partially offset by an increase in software maintenance revenue. Our integrated solutions revenue may fluctuate in the future and is dependent on a number of factors including our ability to obtain new customers at emerging technology nodes and our ability to estimate costs associated with such contracts.

     Software licenses. The decrease in software licenses revenue of $1.4 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was due to a decrease in the number of license seats sold versus the comparable period in 2005 that included one very significant license agreement. Software license revenue may fluctuate in the future and is dependent upon a number of factors including the semiconductor industry’s acceptance of our products, our ability to attract new customers and further penetration of our current customer base.
     Gain Share. Gain share revenue represents profit sharing and performance incentives earned based upon our customer reaching certain defined operational levels. Gain share revenue grew approximately $2.8 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, a representation of the value our technology continues to deliver to our customers, for the most part, after our solution implementations are complete. The increase in gain share revenue was primarily due to a greater number of engagements contributing to gain share at newer technology nodes, as well as a greater number of wafer starts at our customers’ sites. Our gain share revenue may continue to fluctuate from period to period. Our continued receipt of gain share revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing gain share provisions.

	Three Months Ended June 30,				Three Months Ended June 30,
					2006	2005
Cost of Design-to-Silicon Yield			$	%	% of	% of
Solutions	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Direct costs of design-to-silicon- yield solutions Integrated solutions	$6,645	$5,766	$879	15%	37%	31%
Software licenses	29	101	(72)	(71)%	—	1%
Amortization of acquired core technology	1,266	1,266	—	—	7%	7%

Total	$7,940	$7,133	$807	11%	44%	39%

     Direct Costs of Design-to-Silicon-Yield Solutions. Direct costs of Design-to-Silicon-Yield solutions consists of costs incurred to provide and support our integrated solutions and costs recognized in connection with licensing our software.
     Integrated solutions. Integrated solutions costs consist of material, labor and overhead costs associated with solution implementations. Costs include purchased material, employee compensation and benefits, travel and facilities-related costs. The increase in direct costs of Design-to-Silicon-Yield integrated solutions of $879,000 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was primarily attributable to the increase of $455,000 in stock-based compensation expense under SFAS No. 123(R), greater expenses for work performed on expected engagements that were delayed to a subsequent quarter, and the distribution of expanded pdFasTest products. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contract was executed. Any such reductions in contract margin could have a material negative impact on our operating results.
     Software Licenses. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products and expenses incurred to produce and distribute our product documentation. The decrease in direct costs of Design-to-Silicon-Yield solutions software licenses of $72,000 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was attributable to a decrease in third party software license fees and royalties resulting from decreased license seat sales. We expect the cost of software licenses to fluctuate in the future as a result of royalties and license fees paid for third party applications incorporated in our software products.
     Amortization of Acquired Core Technology. Amortization of acquired core technology consists of the amortization of intangibles acquired as a result of certain business combinations. The amortization of acquired core technology expense remained unchanged at $1.3 million for both the three months ended June 30, 2006 and the three months ended June 30, 2005. We anticipate amortization of acquired core technology to be $2.5 million for the remaining six months in 2006 and $3.2 million in 2007.

	Three Months Ended June 30,				Three Months Ended June 30,
					2006	2005
			$	%	% of	% of
Research and Development	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$6,871	$5,687	$1,184	21%	39%	31%

     Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations. The increase in research and development expenses of $1.2 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was primarily due to the increase of $536,000 in stock-based compensation expense under SFAS No. 123(R) and increased use of outside resources on strategic product initiatives. We anticipate that we will continue to commit considerable resources to research and development in the future and that these expenses may increase in absolute dollars.

	Three Months Ended June 30,				Three Months Ended June 30,
					2006	2005
Selling, General and			$	%	% of	% of
Administrative	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$4,866	$4,289	$577	13%	27%	23%

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations. The increase in selling, general and administrative expenses of $577,000 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was primarily due to the increase of $764,000 in stock-based compensation expense under SFAS No. 123(R) and higher legal fees, partially offset by a decrease in outside sales commissions and accounting fees. We expect that selling, general and administrative expenses will increase in absolute dollars to support increased selling and administrative efforts in the future.

	Three Months Ended June 30,				Three Months Ended June 30,
					2006	2005
Amortization of Other			$	%	% of	% of
Acquired Intangible Assets	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Amortization of Other Acquired Intangible Assets	$235	$235	—	—	1%	1%

     Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of the amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets remained unchanged at $235,000 for the three months ended June 30, 2006 and the three months ended June 30, 2005. We anticipate amortization of these other acquired intangible assets to continue to decrease in future periods.

	Three Months Ended June 30,				Three Months Ended June 30,
					2006	2005
Interest and Other			$	%	% of	% of
Income, net	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and Other Income, net	$811	$350	$461	132%	5%	2%

     Interest and Other Income, Net. The increase in interest and other income, net of $461,000 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was primarily due to increased interest earned on higher average cash and cash equivalent balances and short term investments during the period coupled with higher interest rates earned during the period.

	Three Months Ended June 30,				Three Months Ended June 30,
					2006	2005
Provision/(Benefit)it) for Income			$	%	% of	% of
Taxes	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Provision (Benefit) for Income Tax	$(244)	$20	$(264)	(1,320)%	(1)%	—

     Provision/(Benefit) for Income Taxes. The decrease in the tax provision of $264,000 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was primarily due to the decrease in taxable operating income and the higher effective tax rate resulting from the Federal government’s delay in passing certain tax credits applicable for 2006.
Comparison of the Six Months Ended June 30, 2006 and 2005

	Six Months Ended June 30,				Six Months Ended June 30,
					2006	2005
			$	%	% of	% of
Revenue	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Design-to-silicon-yield solutions
Integrated solutions	$22,706	$24,824	$(2,118)	(9)%	60%	68%
Software licenses	4,406	6,646	(2,240)	(34)%	12%	18%
Gain share	10,755	4,979	5,776	116%	28%	14%

Total	$37,867	$36,449	$1,418	4%	100%	100%

     Design-to-Silicon-Yield Solutions.
     Integrated solutions. The decrease in integrated solutions revenue of $2.1 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was attributable to a slower booking rate for new integrated solution engagements in late 2005 which would have contributed to revenue in 2005 and delays in signing certain new engagements until the second half of the current year, and was partially offset by an increase in software maintenance revenue.
     Software licenses. The decrease in software licenses revenue of $2.2 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was due to a decrease in the number of license seats sold versus the comparable period in 2005 that included one very significant license agreement.
     Gain Share. Gain share revenue increased $5.8 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase in gain share revenue was primarily due to a greater number of engagements contributing to gain share at newer technology nodes, as well as a greater number of wafer starts at our customers’ sites.

	Six Months Ended June 30,				Six Months Ended June 30,
					2006	2005
Cost of Design-to-Silicon			$	%	% of	% of
Yield Solutions	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Direct costs of design-to-silicon- yield solutions
Integrated solutions	$13,074	$11,516	$1,558	14%	35%	32%
Software licenses	40	258	(218)	(84)%	—	1%
Amortization of acquired core technology	2,532	2,532	—	—	7%	7%

Total	$15,646	$14,306	$1,340	9%	42%	40%

     Direct Costs of Design-to-Silicon-Yield Solutions.
     Integrated solutions. The increase in direct costs of Design-to-Silicon-Yield integrated solutions of $1.6 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily attributable to the increase of $1.1 million in stock-based compensation expense under SFAS No. 123(R), greater expenses for work performed on expected engagements that were delayed to a subsequent quarter, and the distribution of expanded pdFasTest products.
     Software Licenses. The decrease in direct costs of Design-to-Silicon-Yield solutions software licenses of $218,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily attributable to a decrease in third party software license fees and royalties resulting from decreased license seat sales..
     Amortization of Acquired Core Technology. The amortization of acquired core technology expense remained unchanged at $2.5 million for both the six months ended June 30, 2006 and the six months ended June 30, 2005.

	Six Months Ended June 30,				Six Months Ended June 30,
					2006	2005
			$	%	% of	% of
Research and Development	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$13,127	$11,065	$2,062	19%	35%	30%

     Research and Development. The increase in research and development expenses of $2.1 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily due to the increase of $1.1 million in stock-based compensation expense under SFAS No. 123(R), and increased personnel-related and third party developer expenses.

	Six Months Ended June 30,				Six Months Ended June 30,
					2006	2005
Selling, General and			$	%	% of	% of
Administrative	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$9,822	$8,203	$1,619	20%	26%	23%

     Selling, General and Administrative. The increase in selling, general and administrative expenses of $1.6 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily due to the increase of $1.7 million in stock-based compensation expense under SFAS No. 123(R), increased personnel-related expenses, and higher legal and accounting fees, partially offset by a decrease in outside sales commissions.

	Six Months Ended June 30,				Six Months Ended June 30,
					2006	2005
Amortization of Other			$	%	% of	% of
Acquired Intangible Assets	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Amortization of Other Acquired Intangible Assets	$470	$470	—	—	1%	1%

     Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets remained unchanged at $470,000 for the six months ended June 30, 2006 and the six months ended June 30, 2005

	Six Months Ended June 30,				Six Months Ended June 30,
					2006	2005
			$	%	% of	% of
Interest and Other Income, net	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and Other Income, net	$1,446	$622	$824	132%	4%	2%

     Interest and Other Income, Net. The increase in interest and other income, net of $824,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily attributable to increased interest earned on higher average cash and cash equivalent balances and short term investments during the period coupled with higher interest rates earned during the period.

	Six Months Ended June 30,				Six Months Ended June 30,
					2006	2005
			$	%	% of	% of
Provision for Income Taxes	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Provision for Income Tax	$827	$291	$536	184%	2%	1%

     Provision for Income Taxes. The increase in the tax provision of $536,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily due to a higher tax rate as a result of an increase in non tax deductible stock-based compensation expense and the Federal government’s delay in passing certain tax credits for 2006.
Liquidity and Capital Resources
     Net cash provided by operating activities was $5.8 million for the six months ended June 30, 2006 compared to net cash provided by operating activities of $4.6 million for the six months ended June 30, 2005. After adjusting the net loss of $579,000 by the amortization of acquired intangible assets of $3.0 million, depreciation and amortization of $1.2 million, stock-based compensation of $4.0 million, the increase in deferred taxes of $80,000, the tax benefit related to stock-based compensation plans of $513,000, and the excess tax benefit from stock-based compensation of $265,000, our adjusted results provided approximately $7.7 million in cash. Net cash was also provided by decreases in account receivables of $1.5 million, prepaid expenses and other assets of $10,000 and increases in accounts payable of $551,000, and deferred revenue of $708,000, offset by a decrease in accrued compensation and related benefits of $2.8 million, accrued liabilities of $70,000, billings in excess of revenue recognized of $1.5 million, and taxes payable of $206,000. The decrease in accounts receivable and in billings in excess of revenue recognized was due to decreased revenues during the period as well as the timing of billing milestones specified in the contract agreements. The increase in accounts payable was due to the timing of vendor payments coupled with moderate increases in our operating activities. The increase in deferred revenue was primarily the result of renewals of software support and maintenance contracts. The decrease in accrued compensation and related benefits was primarily the result of payments made associated with employee variable compensation. The decrease in taxes payable was primarily due to the decrease in taxable income and tax payments made during the period.
     Net cash used in investing activities was $30.4 million for the six months ended June 30, 2006 compared to $1.3 million for the six months ended June 30, 2005. The increase in net cash used in investing activities was primarily due to purchases of short-term investments and property and equipment to support our growing operations. Short-term investments totaled $29.1 million at June 30, 2006.

     Net cash provided by financing activities was $4.0 million for the six months ended June 30, 2006 compared to $3.0 million for the six months ended June 30, 2005. Net cash provided by financing activities during the six months ended June 30, 2006 primarily consisted of $2.8 million in proceeds from the exercise of employee stock options, $978,000 in proceeds from the issuance of shares under the Employee Stock Purchase Plan and $265,000 in excess tax benefit derived from stock-based compensation. Net cash provided by financing activities during the six months ended June 30, 2005 primarily consisted of proceeds from the exercise of employee stock options of $2.2 million and proceeds from the issuance of shares under the Employee Stock Purchase Plan of $808,000.
     As of June 30, 2006, our working capital was $78.5 million, compared with $68.5 million as of December 31, 2005. Cash and cash equivalents, and short term investments as of June 30, 2006 were $69.1 million compared to $60.5 million as of December 31, 2005, an increase of $8.6 million. Increases in cash and short term investments were primarily attributable to operating activities and proceeds from the exercise of stock options. We expect to experience growth in our overall expenses, in order to execute our business plan. As a result, we anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to fund potential investments in, or acquisitions of, complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.
     We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities. Additionally, we have not entered into any derivative contracts. As of June 30, 2006, we had no foreign currency contracts outstanding.
     We lease our facilities under operating lease agreements that expire at various dates through 2011. The following table represents our future minimum annual lease payments (in thousands):

Year Ending December 31,	Amount
2006 (remaining six months)	$1,339
2007	2,481
2008	466
2009	150
2010	148
Thereafter	141

Total	$4,725

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
     In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a more-likely-than not recognition threshold that a tax position will be sustained upon examination and a measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this Interpretation shall be reported as an adjustment to the opening balance of retained earnings in 2007. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact on the consolidated financial statements.
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
     Interest Rate Risk. As of June 30, 2006, we had cash and cash equivalents and short term investments of $69.1 million. Cash and cash equivalents consisted of cash, highly liquid money market instruments and commercial paper with maturities of 90 days or less. Short-term investments consisted of debt securities with maturities of more than three months but less than twelve months. Because of the short maturities of those instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at June 30, 2006 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and increased interest expense.
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
     Historically, we have had a small number of large customers for our core Design-to-Silicon-Yield solutions and we expect this to continue in the near term. In the six months ended June 30, 2006, three customers accounted for 55% of our total net revenue, with IBM representing 31%, Toshiba representing 13%, and Chartered Semiconductor representing 11%, respectively. In the six months ended June 30, 2005, five customers accounted for 63% of our total net revenue, with Texas Instruments representing 15%, Hiroshima Elpida Memory representing 15%, Matsushita representing 12%, Toshiba representing 11%, and Sony representing 10%, respectively. The loss of any of these customers or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers.
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
     We derive a majority of our revenue from international sales, principally from customers based in Asia. Revenue generated from customers in Asia accounted for 48% of total revenue in the six months ended June 30, 2006. During the six months ended June 30, 2005 revenue generated from customers in Asia was 63% of total revenue. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Asia. In addition, we have expanded our non-U.S. operations recently and plan to continue such expansion by establishing overseas subsidiaries, offices, or contractor relationships in locations, and when, deemed appropriate by our management. The success of our business is subject to risks inherent in doing business internationally, including third-party vendors that provide certain software quality assurance and other services that have operations in the Middle East. These risks include:

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
     While we were profitable on a GAAP basis in prior quarters, we have experienced losses in the past and in the current quarter. We may not achieve and thereafter maintain profitability if our revenue increases more slowly than we expect or not at all. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $14.0 million as of June 30, 2006. We expect to continue to incur significant expenses in connection with:
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
     Technology companies have, in general, and our company has, in particular, a history of depending upon and using broad based employee stock option programs to hire, incentivize and retain employees in a competitive marketplace. In December 2004, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standard No. 123(R), Share-Based Payments (“SFAS No. 123(R)”), which requires all companies to measure compensation costs for all share-based payments, including employee stock options, at fair value. The provisions of SFAS No. 123(R) are effective for us beginning January 1, 2006. Upon adopting SFAS No. 123(R), we recorded a stock-based compensation expense of $4.0 million in the six months ended June 30, 2006, and we believe that our adoption of SFAS No. 123(R) will continue to have a significant negative impact on our financial position and results of operations. In addition, we believe that the adoption of SFAS No. 123(R) may impact our ability to utilize broad based employee stock option plans to hire, incentivize and retain employees and could result in a competitive disadvantage to us in the employee marketplace.
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
     (c) Stock Repurchases. The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the six months ended June 30, 2006:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
	Total		Shares (or Units)	Approximate Dollar
	Number of	Average	Purchased as	Value) of Shares (or
	Shares (or	Price Paid	Part of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs (1)	Plans or Programs(1)
Month #1 (April 1, 2006 through April 30, 2006)	—	—	—	$4,451,236
Month #2 (May 1, 2006 through May 31, 2006)	—	—	—	$4,451,236
Month #3 (June 1, 2006 through June 30, 2006)	—	—	—	$4,451,236

Total	—	—	—

(1)	On March 26, 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to $10.0 million of our outstanding common stock may be repurchased; the repurchase program has no set expiration or termination date. As of June 30, 2006, 550,521 shares had been repurchased under this program at a weighted average per share price of $10.08 and approximately $4.5 million remained available for repurchases.
Item 3. Defaults Upon Senior Securities.
     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
     During the quarter ended June 30, 2006, we submitted the following matters to our stockholders for approval at our Annual Meeting of Stockholders held on May 24, 2006 and the following proposals were adopted by our stockholders by the margins indicated:
Proposals:
1. To elect two (2) Class II nominees to the Board of Directors.

Election of Director	Votes For	Votes Withheld
Lucio L. Lanza — Class II Director	23,847,540	573,641
Kimon Michaels, Ph. D. — Class II Director	15,130,099	9,291,082
     As a result, Mr. Lanza and Mr. Michaels were re-elected as Class II directors of the Company for a three year term expiring upon the Annual Meeting next following the fiscal year ending December 31, 2008, or until their respective successors have been duly qualified and elected. B.J. Cassin, Albert Y. C. Yu, R. Stephen Heinrichs, Susan Billat and John K. Kibarian continued as directors of the Company.
2. To ratify the appointment by the Audit Committee of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 2006.

			Broker
Votes for	Votes Against	Votes Abstained	Non-votes
24,226,412	194,586	183	0
Item 5. Other Information.
     Not Applicable.

Item 6. Exhibits.

Exhibit
Number	Description
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc. *

3.02	Amended and Restated Bylaws of PDF Solutions, Inc. †

4.01	Specimen Stock Certificate**

4.02	Second Amended and Restated Rights Agreement dated July 6, 2001*

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer and Vice President of Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.02	Certification the Chief Financial Officer and Vice President of Finance and Administration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

†	Incorporated by reference to PDF’s Report on Form 10-Q filed August 9, 2005 (File No. 000-31311).

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006	By:	/s/ JOHN K. KIBARIAN John K. Kibarian
President and Chief Executive Officer

	By:	/s/ KEITH A. JONES Keith A. Jones
Chief Financial Officer and Vice President of Finance

EXHIBIT INDEX

Exhibit
Number	Description
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.*

3.02	Amended and Restated Bylaws of PDF Solutions, Inc. †

4.01	Specimen Stock Certificate**

4.02	Second Amended and Restated Rights Agreement dated July 6, 2001*

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer and Vice President of Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.02	Certification the Chief Financial Officer and Vice President of Finance and Administration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

†	Incorporated by reference to PDF’s Report on Form 10-Q filed August 9, 2005 (File No. 000-31311).

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.