Form 10-Q
period 2006-09-30
PDF SOLUTIONS INC
filed 2006-11-09
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock as of November 3, 2006 was 27,482,620

Item 1. Financial Statements.
PDF SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$52,781	$60,506
Short-term investments	17,137	—
Accounts receivable, net of allowance of $254 in 2006 and 2005	23,420	22,082
Prepaid expenses and other current assets	2,378	1,992
Deferred tax assets	768	908

Total current assets	96,484	85,488
Property and equipment, net	3,533	3,328
Goodwill	38,963	39,886
Intangible assets, net	5,284	9,787
Deferred tax assets	2,361	877
Other assets	1,126	526

Total assets	$147,751	$139,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,779	$1,728
Accrued compensation and related benefits	2,743	4,922
Other accrued liabilities	1,729	1,469
Taxes payable	4,262	4,950
Deferred revenue	2,702	2,281
Billings in excess of recognized revenue	139	1,604

Total current liabilities	14,354	16,954
Long-term liabilities	252	257

Total liabilities	14,606	17,211

Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued and outstanding 26,890 in 2006 and 26,433 in 2005	4	4
Additional paid-in-capital	152,136	141,720
Treasury stock at cost, 551 shares	(5,549)	(5,549)
Deferred stock-based compensation	—	(27)
Accumulated deficit	(13,460)	(13,451)
Accumulated other comprehensive income (loss)	14	(16)

Total stockholders’ equity	133,145	122,681

Total liabilities and stockholders’ equity	$147,751	$139,892

See notes to unaudited consolidated financial statements

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended			Nine Months Ended
	September 30,		September 30,	September 30,		September 30,
	2006		2005	2006		2005
Revenue:
Design-to-silicon-yield solutions
Integrated solutions	$11,153		$13,834	$33,859		$38,658
Software licenses	3,811		1,533	8,217		8,179
Gain share	4,400		3,090	15,155		8,069

Total revenue	19,364		18,457	57,231		54,906

Cost and expenses:
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions
Integrated solutions	6,734	(1)	6,382	19,808	(1)	17,898
Software licenses	58		15	98		273
Amortization of acquired core technology	1,266		1,266	3,798		3,798
Research and development	6,416	(1)	5,485	19,543	(1)	16,550
Selling, general and administrative	5,028	(1)	3,979	14,850	(1)	12,182
Amortization of other acquired intangible assets	235		235	705		705

Total costs and expenses	19,737		17,362	58,802		51,406

Income (loss) from operations	(373)		1,095	(1,571)		3,500
Interest and other income, net	892		463	2,338		1,085

Income before taxes	519		1,558	767		4,585
Tax provision (benefit)	(51	)(2)	22	776	(2)	313

Net income (loss)	$570		$1,536	$(9)		$4,272

Net income (loss) per share:
Basic	$0.02		$0.06	$(0.00)		$0.17

Diluted	$0.02		$0.06	$(0.00)		$0.16

Weighted average common shares:
Basic	26,860		26,101	26,694		25,887

Diluted	27,621		27,779	26,694		27,298

(1)	Costs and expenses for the three months and for the nine months ended September 30, 2006, include SFAS No. 123(R) stock-based compensation expense. See Note 1 and Note 9 to the consolidated financial statements for additional information.

(2)	Tax provision (benefit) includes income tax expense from stock-based compensation.
See notes to unaudited consolidated financial statements

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2006	2005
Operating activities:
Net income (loss)	$(9)	$4,272
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,532	1,690
Stock-based compensation	5,462	93
Amortization of acquired intangible assets	4,503	4,503
Tax benefit related to stock-based compensation plans	579	—
Excess tax benefit from stock-based compensation	(286)	—
Deferred taxes	(1,020)	(1,533)
Changes in operating assets and liabilities:
Accounts receivable	(1,338)	(1,649)
Prepaid expenses and other assets	(986)	146
Accounts payable	1,045	310
Accrued compensation and related benefits	(2,179)	1,087
Other accrued liabilities	290	(826)
Taxes payable	(89)	1,675
Deferred revenue	421	(527)
Billings in excess of recognized revenue	(1,465)	844

Net cash provided by operating activities	6,460	10,085

Investing activities:
Purchases of available-for-sale securities and other investments	(42,198)	—
Maturities and sales of available-for-sale securities and other investments	25,242	—
Purchases of property and equipment	(1,915)	(1,784)

Net cash used in investing activities	(18,871)	(1,784)

Financing activities:
Proceeds from exercise of stock options	3,425	4,687
Proceeds from employee stock purchase plan	978	808
Principal payments on long-term obligations	(36)	(40)
Excess tax benefit from stock-based compensation	286	—

Net cash provided by financing activities	4,653	5,455

Effect of exchange rate changes on cash and cash equivalents	33	(75)

Net increase (decrease) in cash and cash equivalents	(7,725)	13,681
Cash and cash equivalents, beginning of period	60,506	45,660

Cash and cash equivalents, end of period	$52,781	$59,341

Non-cash investing and financing activities:
Purchase of property and equipment on account	$28	$210

Repurchase of common stock in exchange for shareholder note receivable	$—	$742

Deferred stock-based compensation	$—	$10

Reversal of deferred stock compensation	$27	$—

Purchase price adjustment	$923	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Taxes	$1,381	$153

Interest	$1	$—

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
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all significant intercompany balances and transactions. The stock-based compensation expense disclosed separately in 2005 has been reclassified to research and development and to selling, general and administrative expenses to conform to current-year presentation as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No.123(R)”).
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
Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of SFAS No.123(R). The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements based on estimated fair values. SFAS No. 123(R) applies to all share-based payment transactions in which the Company acquires goods or services by issuing its shares, share options, or other equity instruments or by incurring liabilities based on the price of the Company’s shares or that require settlement by the issuance of equity instruments. The Company elected to use the modified prospective transition method upon adopting this statement and accordingly prior periods have not been restated to reflect the impact of SFAS No.123(R). Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes the compensation costs of options granted after January 1, 2006 on a straight-line basis over the vesting periods of the applicable stock purchase rights and stock options, generally four years. Prior to adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from stock options as operating cash flow in its statement of cash flows. In accordance with SFAS No. l23(R), the cash flows resulting from excess tax benefits are classified as financing cash flows.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a more-likely-than not recognition threshold that a tax position will be sustained upon examination and a measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this Interpretation shall be reported as an adjustment to the opening balance of retained earnings in 2007. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be adopted in connection with the preparation of the annual financial statements for fiscal year 2006. The adoption of SAB 108 is not expected to materially impact the consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of the provisions of SFAS No. 157 is not expected to materially impact the consolidated financial statements.
3. INVESTMENTS
     The following tables summarize the Company’s investments (in thousands):

		September 30, 2006
		Unrealized	Unrealized
	Amortized	Holding	Holding	Market
	Cost	Gains	Losses	Value
Commercial paper	$10,117	$3	$—	$10,120
Auction rate securities	5,550	—	—	5,550
Corporate bonds and notes	5,975	—	(6)	5,969
Money market funds	44,488	—	—	44,488

	$66,130	$3	$(6)	$66,127

Included in cash and cash equivalents				$48,990
Included in short-term investments				17,137

Total available-for-sale securities				$66,127

     As of September 30, 2006 all securities held by the Company had a maturity of one year or less.

		December 31, 2005
		Unrealized	Unrealized
	Amortized	Holding	Holding	Market
	Cost	Gains	Losses	Value
Money market funds	$57,652	$—	$—	$57,652

Included in cash and cash equivalents				$57,652
Included in short-term investments				—

Total available-for-sale securities				$57,652

4. ACCOUNTS RECEIVABLE
     Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $6.8 million and $1.8 million at September 30, 2006 and December 31, 2005, respectively.
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$570	$1,536	$(9)	$4,272

Denominator:
Weighted average common shares outstanding	26,860	26,101	26,694	25,891
Weighted average common shares outstanding subject to repurchase	—	—	—	(4)

Denominator for basic calculation	26,860	26,101	26,694	25,887

Weighted average shares subject to repurchase	—	—	—	4
Stock options outstanding	761	1,678	—	1,407

Denominator for diluted computation	27,621	27,779	26,694	27,298

Net income (loss) per share — basic	$0.02	$0.06	$(0.00)	$0.17

Net income (loss) per share — diluted	$0.02	$0.06	$(0.00)	$0.16

     The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Common stock options	2,883	157	5,501	546

6. COMPREHENSIVE INCOME (LOSS)
     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$570	$1,536	$(9)	$4,272
Unrealized gain (loss) on short-term investments	38	—	(3)	—
Foreign currency translation adjustments	(16)	(6)	33	(75)

Comprehensive income	$592	$1,530	$21	$4,197

7. GOODWILL AND PURCHASED INTANGIBLE ASSETS
     SFAS No. 142, Goodwill and other Intangible Assets, requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.
     The following table provides information relating to the intangible assets and goodwill contained within the Company’s consolidated balance sheets as of September 30, 2006 and December 31, 2005 (in thousands):

	December 31, 2005	Purchase Price		September 30, 2006
	Net Carrying Amount	Adjustments	Amortization	Net Carrying Amount
Goodwill	$39,886	$(923)	$—	$38,963

Acquired identifiable intangibles:
Acquired core technology	$8,221	$—	$(3,798)	$4,423
Brand name	833	—	(375)	458
Other acquired intangibles	733	—	(330)	403

Total	$9,787	$—	$(4,503)	$5,284

	December 31, 2004	Purchase Price		December 31, 2005
	Net Carrying Amount	Adjustments	Amortization	Net Carrying Amount
Goodwill	$39,886	$—	$—	$39,886

Acquired identifiable intangibles:
Acquired core technology	$13,285	$—	$(5,064)	$8,221
Brand name	1,333	—	(500)	833
Other acquired intangibles	1,173	—	(440)	733

Total	$15,791	$—	$(6,004)	$9,787

     SFAS No. 142 requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. Accordingly, the Company has selected December 31, to perform the annual testing requirements. As of December 31, 2005, the Company completed its annual testing requirements and determined that the carrying value of goodwill had not been impaired.
     During the three months ended September 30, 2006, the Company recorded a non-cash adjustment of $923,000 relating to the reduction of a valuation allowance established for deferred tax assets that were assumed in connection with the Company’s acquisition of IDS Software Inc. in 2003. Such adjustment resulted in a decrease in goodwill.
     The Company expects the annual amortization of acquired intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2006 (three-month period ending December 31, 2006)	$1,501
2007	3,783

Total	$5,284

8. CUSTOMER AND GEOGRAPHIC INFORMATION
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.
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
     The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Customer	2006	2005	2006	2005
A	9%	11%	12%	11%
G	1%	12%	5%	12%
J	1%	9%	1%	13%
M	10%	4%	5%	11%
O	9%	4%	10%	4%
P	18%	20%	27%	11%
R	14%	—	8%	—
     The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	September 30, 2006	December 31, 2005
A	14%	5%
J	—	18%
P	19%	25%
R	14%	1%
     Revenues from customers by geographic area are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Asia	$10,396	$9,522	$28,626	$32,400
United States	7,096	6,729	23,585	16,804
Europe	1,872	2,206	5,020	5,702

Total	$19,364	$18,457	$57,231	$54,906

     As of September 30, 2006 and December 31, 2005, long-lived assets related to PDF Solutions GmbH (formerly AISS), located in Germany, totaled $834,000 and $880,000, respectively, of which $659,000 and $659,000, respectively, relates to acquired intangible assets and goodwill. The majority of the Company’s remaining long-lived assets are in the United States.
9. STOCKHOLDERS’ EQUITY
     Effective January 1, 2006 the Company adopted SFAS No. 123(R). As a result, the Company recorded total stock-based compensation and related income tax expense of $1.5 million and $8,000 respectively, for the three months ended September 30, 2006, and $5.5 million and $72,000 respectively, for the nine months ended September 30, 2006. The deferred compensation expense computed under APB No. 25 and unamortized as of January 1, 2006 was reversed to equity upon adopting SFAS No. 123(R). For the three and nine months ended September 30, 2006, the Company incurred additional stock-based compensation expense of $1.5 million and $5.4 million respectively, compared to the expense the Company would have incurred under APB No. 25.
     For the three and nine months ended September 30, 2006 and September 30, 2005, stock-based compensation expense related to the Company’s ESPP and stock-option plans was allocated as follows (in thousands):

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006 (1)	2006 (1)	2005 (2)	2005 (2)
Cost of design-to-silicon yield solutions	$443	$1,519	$—	$—
Research and development	443	1,629	11	85
Selling, general and administrative	621	2,314	8	8

Stock based compensation before income taxes	1,507	5,462	19	93
Income tax expense associated with stock options	8	72	—	—

Stock-based compensation, net of taxes	$1,515	$5,534	$19	$93

Effect on net income (loss) per share:
Basic	$0.06	$0.21	$0.00	$0.00

Diluted	$0.05	$0.21	$0.00	$0.00

(1)	Stock-based compensation expense computed under SFAS No. 123(R)

(2)	Stock-based compensation expense computed under APB No.25
     Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with the provisions of APB No. 25 and complied with the disclosure only provisions of SFAS No. 123 as amended by SFAS No. 148, and accordingly, no expense computed under SFAS No. 123 had been recognized for options granted to employees under the various stock plans. Deferred compensation recognized under APB No. 25 was amortized to expense over the vesting period, usually four years, using the graded vesting method. For SFAS No. 123 as amended by SFAS No. 148 disclosure purposes, the Company amortized deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provided for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. Had compensation expense been determined for employee awards based on the fair value at the grant date for the awards, consistent with the provisions of SFAS No. 123, the Company’s pro forma net income and pro forma net income per share for the three months and nine months ended September 30, 2005 would have been as follows (in thousands, except per share data):

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2005	2005
Net income as reported:	$1,536	$4,272
Add: stock-based employee compensation expense included in reported net loss under APB No. 25, net of related tax effects	19	93
Deduct: total employee stock-based compensation determined under fair value based method for all awards, net of related tax effects	(1,636)	(4,396)

Pro forma net income (loss)	$(81)	$(31)

Basic net income (loss) per share:
As reported	$0.06	$0.17

Pro forma	$(0.00)	$(0.00)

Diluted net income per share:
As reported	$0.06	$0.16

Pro forma	$(0.00)	$(0.00)

     Upon its adoption of the fair value recognition provisions of SFAS No.123(R), the Company elected to use the modified prospective transition method, and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123(R). Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Under the modified prospective transition method, stock-based compensation expense recognized in the Company’s unaudited consolidated statement of income for the three months and the nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In conjunction with the adoption of SFAS No. 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the graded vesting method to the straight-line method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the graded vesting method while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight-line method. As stock-based compensation expense recognized in the unaudited consolidated statement of income for the three months and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The Company estimated the forfeiture rate based on its employee turnover history over the last two fiscal years.
     The Company has elected to use the Black-Scholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. The interest rate assumption is based upon observed Treasury yield curve rates appropriate for the expected life of the Company’s stock options.
     The assumptions used for the three months and nine months ended September 30, 2006 and the resulting estimates of weighted average fair value of options granted and for stock purchases during the period are as follows:

		Employee		Employee
		Stock Purchase		Stock Purchase
	Stock Plans	Plan	Stock Plans	Plan
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2006	September 30, 2006	September 30, 2006	September 30, 2006
Expected life (in years)	4.26	0.25	4.26	0.97
Volatility	56.9%	60.3%	58.1%	52.8%
Risk-free interest rate	4.97%	5.08%	4.82%	3.79%
Expected dividend	—	—	—	—
Weighted average fair value of options granted during the period	$6.26	n/a	$7.63	n/a
Weighted average fair value of employee stock	n/a	$3.45	n/a	$4.14
     Stock option activity under the Company plans as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic Value
	Options	per Share	Term (years)	(in 000’s)
Outstanding, January 1, 2006	5,674,045	$11.13
Granted	376,500	15.18
Exercised	(353,057)	9.70
Forfeited or expired	(196,204)	13.16

Outstanding at September 30, 2006	5,501,284	11.43	7.20	$6,714

Exercisable at September 30, 2006	3,278,020	$10.22	6.24	$5,632

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value based on the Company’s closing stock price of $10.96 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.
     The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $2.2 million.
     Nonvested options as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

		Weighted
	Number of	Average
	Options	Grant Date Fair Value
Nonvested, January 1, 2006	2,796,371	$6.94
Granted	376,500	7.63
Vested	(768,217)	6.27
Forfeited	(181,390)	7.26

Nonvested at September 30, 2006	2,223,264	6.86

     As of September 30, 2006, there was $7.2 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.88 years. The total fair value of shares vested during the nine months ended September 30, 2006 was $4.8 million.
     On September 30, 2006, the Company has in effect the following stock-based compensation plans:
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

     Employee Stock Purchase Plan — In July 2001, the Company adopted an Employee Stock Purchase Plan, (“Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month offering period. For the three months ended September 30, 2006, the purchase plan compensation expense was $153,000.
     Stock repurchase program — In February 2003, the Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock in the open market. As of September 30, 2006, the Company has repurchased 550,521 shares at a weighted average price of $10.08 per share for a total cost of $5.5 million. Under this authorization, the Company may continue to make additional stock repurchases from time to time, depending on market conditions, stock price and other factors. At September 30, 2006, $4.5 million remained available under the program to repurchase additional shares.
10. SUBSEQUENT EVENTS
     On October 31, 2006, PDF Solutions acquired Si Automation S.A. (SIA), a privately held Fault Detection and Classification software and services provider, based in Montpellier, France. Under terms of the agreement, PDF Solutions acquired SIA for approximately $26.6 million in cash and approximately 700,000 shares of PDF Solutions common stock, resulting in aggregate consideration of approximately $35.6 million, based upon the closing price of PDF Solutions common stock on the Nasdaq National Market of $14.15 per share on October 31, 2006, or approximately $30.6 million, net of expected net cash-on-hand at SIA, as of the close date of this transaction.
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
     From our incorporation in 1992 through late 1995, we were primarily focused on research and development of our proprietary manufacturing process simulation and yield and performance modeling software. From late 1995 through late 1998, we continued to refine and sell our software, while expanding our offering to include yield and performance improvement consulting services. In late 1998, we began to sell our software and consulting services, together with our newly developed proprietary technologies, as Design-to-Silicon-Yield solutions, reflecting our current business model. In April 2000, we expanded our research and development team and gained additional technology by acquiring AISS, now operating as PDF Solutions, GmbH, which continues to develop software and provide development services to the semiconductor industry. In July 2001, we completed the initial public offering of our common stock. In 2003, we enhanced our product and service offerings through the acquisitions of IDS and WaferYield. In 2006, we further complimented our technology offering through the acquisition of Si Automation S.A.
Industry Trend
     Demand for consumer electronics continues to drive technological innovation as the need for products which have greater performance, lower power consumption, reduced costs and smaller size continues to grow with each new product generation. To meet this demand, IC manufacturers and designers are constantly challenged to improve the overall performance of ICs by designing and manufacturing ICs with more embedded applications to create greater functionality. As a result, throughout 2004, 2005, and into the first nine months of 2006 more and more companies have expanded or advanced their design and manufacturing processes to develop and produce deep submicron ICs containing component sizes measured at 130 nanometers and below. As this trend continues, companies will continually be challenged to improve process capabilities to optimally produce ICs with minimal systematic and yield loss, which is driven by the lack of compatibility between the design and its respective manufacturing process. We believe as volume production of deep submicron ICs continues to grow, the difficulties of integrating IC designs with their respective processes will create a greater need for products and services that address the performance yield loss issues the semiconductor industry is facing today and will face in the future.
Financial Highlights
     Financial highlights for the three months ended September 30, 2006 were as follows:
     Total revenue for the three months ended September 30, 2006, was $19.4 million, an increase of 5% compared to the three months ended September 30, 2005. Revenue from Design-to-Silicon-Yield integrated solutions for the three months ended September 30, 2006 decreased 19% to $11.2 million compared to $13.8 million for the three months ended September 30, 2005. This decrease was the result of a slower booking rate for new integrated solution engagements in late 2005 and in the first half of 2006 which would have contributed to revenue in 2006 and, due to the timing of new contracts signed in the current quarter, was partially offset by an increase in software maintenance revenue. Revenue from Design-to-Silicon-Yield software licenses for the three months ended September 30, 2006 increased to $3.8 million compared to $1.5 million for the three months ended September 30, 2005 as a result of greater adoption of our software applications by new and existing customers. Gain share revenue for the three months ended September 30, 2006 increased to $4.4 million compared to $3.1 million for the three months ended September 30, 2005 as a result of increased wafer starts at our customers and a greater number of contracts reaching gain share thresholds. Our gain share revenue may continue to fluctuate from quarter to quarter as a result of each customer’s contractual performance measures for achieving gain share as well as each customer’s production volumes in any given period. We reported a net income of $570,000 for the three months ended September 30, 2006, compared to a net income of $1.5 million for the three months ended September 30, 2005. The decrease in net income was primarily attributable to an overall $1.5 million increase in stock-based compensation expense recognized and allocated to all functional expense categories as a result of our adoption of SFAS No. 123(R) and increased operating expenses, partially offset by increased other income. Direct cost of Design-to-Silicon-Yield solutions increased 6% to $6.8 million in the three months ended September 30, 2006 from $6.4 million in the comparable period in 2005, primarily the result of the increase in stock-based compensation expense under SFAS No. 123(R), and greater material costs associated with our expanded pdFasTest products. Research and development expenses increased 17% to $6.4 million for the three months ended September 30, 2006, from $5.5 million for the three months ended September 30, 2005, as a result of the increase in stock-based compensation expense under SFAS No. 123(R), increased use of outside resources on strategic product initiatives, an increase in personnel related costs and the opening of a new office in Shanghai, China. Selling, general and administrative expenses increased to $5.0 million from $4.0 million as a result of the increase in stock-based compensation expense under SFAS No. 123(R) and higher legal and accounting fees. We will continue to monitor and control costs, relative to our revenue growth.
     Financial highlights for the nine months ended September 30, 2006 were as follows:
     Total revenue for the nine months ended September 30, 2006, was $57.2 million, an increase of 4% compared to the nine months ended September 30, 2005. Revenue from Design-to-Silicon-Yield integrated solutions for the nine months ended September 30, 2006 decreased 12% to $33.9 million compared to $38.7 million for the nine months ended September 30, 2005. This decrease was the result of a slower booking rate for new integrated solution engagements in late 2005 which would have contributed to revenue in 2006 and delays in signing certain new engagements until the second half of in the current year, partially offset by an increase in software maintenance revenue. Revenue from Design-to-Silicon-Yield software licenses for the nine months ended September 30, 2006 was consistent at $8.2 million for the nine months ended September 30, 2005. Gain share revenue for the nine months ended September 30, 2006 increased to $15.2 million compared to $8.1 million for the nine months ended September 30, 2005. We reported a net loss of $9,000 for the nine months ended September 30, 2006, compared to a net income of $4.3 million for the nine months ended September 30, 2005. The decrease in net income was primarily attributable to an overall $5.4 million increase in stock-based compensation expense recognized and allocated to all functional expense categories as a result of our adoption of SFAS No. 123(R), an increase in research and development expenses, and a higher effective tax rate. Direct cost of Design-to-Silicon-Yield solutions increased 10% to $19.9 million in the nine months ended September 30, 2006 from $18.2 million in the comparable period in 2005, primarily as the result of the increase in stock-based compensation expense under SFAS No. 123(R), and greater material costs associated with our expanded pdFasTest products. Research and development expenses increased 18% to $19.5 million for the nine months ended September 30, 2006, from $16.6 million for the nine months ended September 30, 2005, as a result of the increase in stock-based compensation expense under SFAS No. 123(R) and increased personnel-related and third party developer expenses. Selling, general and administrative expenses increased to $14.9 million from $12.2 million as a result of the increase in stock-based compensation expense under SFAS No. 123(R), increased personnel-related expenses, and increased legal expenses, partially offset by lower outside sales commissions.
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

Goodwill and Acquired Intangible Assets
     As of September 30, 2006, we had $44.2 million of goodwill and intangible assets. In assessing the recoverability of our goodwill and intangible assets, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We evaluate goodwill for impairment pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As of December 31, 2005, we completed our annual testing requirements and determined that the carrying value of goodwill had not been impaired.
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
Results of Operations
     The following table sets forth, for years indicated, the percentage of total revenue represented by the line items reflected in our consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Design-to-silicon-yield solutions
Integrated solutions	57%	75%	59%	70%
Software licenses	20	8	14	15
Gain share	23	17	27	15

Total revenue	100	100	100	100

Cost and expenses:
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions
Integrated solutions	35	35	35	33
Software licenses	—	—	—	—
Amortization of acquired core technology	7	7	7	7
Research and development	33	30	34	30
Selling, general and administrative	26	22	26	22
Amortization of other acquired intangible assets	1	1	1	1

Total costs and expenses	102	95	103	93

Income (loss) from operations	(2)	5	(3)	7
Interest and other income, net	5	3	4	2

Income before taxes	3	8	1	9
Tax provision (benefit)	(—)	—	1	1

Net income (loss)	3%	8%	—	8%

Comparison of the Three Months Ended September 30, 2006 and 2005

					Three Months Ended September 30,
					2006	2005
	Three Months Ended September 30,		$	%	% of	% of
Revenue	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Design-to-silicon-yield solutions
Integrated solutions	$11,153	$13,834	$(2,681)	(19)%	57%	75%
Software licenses	3,811	1,533	2,278	149%	20%	8%
Gain share	4,400	3,090	1,310	42%	23%	17%

Total	$19,364	$18,457	$907	5%	100%	100%

     Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue is derived from integrated solutions (including solution implementations, software support and maintenance and training service) and software licenses provided during our customer yield improvement engagements and solution product sales.
     Integrated solutions. The decrease in integrated solutions revenue of $2.7 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily attributable to a slower booking rate for new integrated solution engagements in late 2005 and in the first half of 2006 which would have contributed to revenue in 2006 and, due to the timing of new contracts signed in the current quarter, was partially offset by an increase in software maintenance revenue. Our integrated solutions revenue may fluctuate in the future and is dependent on a number of factors including our ability to obtain new customers at emerging technology nodes and our ability to estimate costs associated with such contracts.
     Software licenses. The increase in software licenses revenue of $2.3 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was due to an increase in the number of license seats sold to new and current customers who continue to adopt our yield management solutions offerings versus the comparable period in 2005. Software license revenue may fluctuate in the future and is dependent upon a number of factors including the semiconductor industry’s acceptance of our products, our ability to attract new customers and further penetration of our current customer base.
     Gain Share. Gain share revenue represents profit sharing and performance incentives earned based upon our customer reaching certain defined operational levels. Gain share revenue increased approximately $1.3 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, a representation of the value our technology continues to deliver to our customers, for the most part, after our solution implementations are complete. The increase in gain share revenue was primarily due to a greater number of engagements contributing to gain share at newer technology nodes, as well as a greater number of wafer starts at our customers’ sites. Our gain share revenue may continue to fluctuate from period to period. Our continued receipt of gain share revenue is dependent on many factors that are outside of our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing gain share provisions.

					Three Months Ended September 30,
					2006	2005
Cost of Design-to-Silicon Yield	Three Months Ended September 30,		$	%	% of	% of
Solutions	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Direct costs of design-to-silicon- yield solutions Integrated solutions	$6,734	$6,382	$352	6%	35%	35%
Software licenses	58	15	43	287%	—	—
Amortization of acquired core technology	1,266	1,266	—	—	7%	7%

Total	$8,058	$7,663	$395	5%	42%	42%

     Direct Costs of Design-to-Silicon-Yield Solutions. Direct costs of Design-to-Silicon-Yield solutions consists of costs incurred to provide and support our integrated solutions and costs recognized in connection with licensing our software.
     Integrated solutions. Integrated solutions costs consist of material, labor and overhead costs associated with solution implementations. Costs include purchased materials, employee compensation and benefits, travel and facilities-related costs. The increase in direct costs of Design-to-Silicon-Yield integrated solutions of $352,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily attributable to the increase of $443,000 in stock-based compensation expense under SFAS No. 123(R), and the distribution of expanded pdFasTest products. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contract was executed. Any such reductions in contract margin could have a material negative impact on our operating results.
     Software Licenses. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products and expenses incurred to produce and distribute our product documentation. The increase in direct costs of Design-to-Silicon-Yield solutions software licenses of $43,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was attributable to a increase in third party software license fees and royalties resulting from increased license seat sales. We expect the cost of software licenses to fluctuate in the future as a result of royalties and license fees paid for third party applications incorporated in our software products.
     Amortization of Acquired Core Technology. Amortization of acquired core technology consists of the amortization of intangibles acquired as a result of certain business combinations. The amortization of acquired core technology expense remained unchanged at $1.3 million for both the three months ended September 30, 2006 and the three months ended September 30, 2005. We anticipate amortization of acquired core technology to increase in future periods as a result of our acquisition of Si Automation, S.A.

					Three Months Ended September 30,
					2006	2005
	Three Months Ended September 30,		$	%	% of	% of
Research and Development	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$6,416	$5,485	$931	17%	33%	30%

     Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations. The increase in research and development expenses of $931,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily due to the increase of $432,000 in stock-based compensation expense under SFAS No. 123(R), increased use of outside resources on strategic product initiatives, and the additional operating costs associated with the opening of a new office in Shanghai, China. We anticipate that we will continue to commit considerable resources to research and development in the future and that these expenses may increase in absolute dollars.

					Three Months Ended September 30,
					2006	2005
Selling, General and	Three Months Ended September 30,		$	%	% of	% of
Administrative	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$5,028	$3,979	$1,049	26%	26%	22%

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations. The increase in selling, general and administrative expenses of $1.0 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily due to the increase of $613,000 in stock-based compensation expense under SFAS No. 123(R), higher legal and accounting fees, and increased commissions resulting from higher bookings. We expect that selling, general and administrative expenses will increase in absolute dollars to support increased selling and administrative efforts in the future.

					Three Months Ended September 30,
					2006	2005
Amortization of Other	Three Months Ended September 30,		$	%	% of	% of
Acquired Intangible Assets	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Amortization of Other Acquired Intangible Assets	$235	$235	—	—	1%	1%

     Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of the amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets remained unchanged at $235,000 for the three months ended September 30, 2006 and the three months ended September 30, 2005. We anticipate amortization of these other acquired intangible assets to continue to increase in future periods as a result of the acquisition of Si Automation S.A.

					Three Months Ended September 30,
					2006	2005
Interest and Other	Three Months Ended September 30,		$	%	% of	% of
Income, net	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and Other Income, net	$892	$463	$429	93%	5%	3%

     Interest and Other Income, Net. The increase in interest and other income, net of $429,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily due to increased interest earned on higher average cash and cash equivalent balances and short term investments during the period coupled with higher interest rates earned during the period.

					Three Months Ended September 30,
					2006	2005
Provision/(Benefit) for Income	Three Months Ended September 30,		$	%	% of	% of
Taxes	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Provision (Benefit) for Income Tax	$(51)	$22	$(73)	(332)%	—	—

     Provision/(Benefit) for Income Taxes. The decrease in the tax provision of $73,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily due to the decrease in taxable operating income, partially offset by the higher effective tax rate resulting from the Federal government’s delay in passing certain tax credits applicable for 2006.
Comparison of the Nine Months Ended September 30, 2006 and 2005

					Nine Months Ended September 30,
					2006	2005
	Nine Months Ended September 30,		$	%	% of	% of
Revenue	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Design-to-silicon-yield solutions
Integrated solutions	$33,859	$38,658	$(4,799)	(12)%	59%	70%
Software licenses	8,217	8,179	38	—	14%	15%

Gain share	15,155	8,069	7,086	88%	27%	15%

Total	$57,231	$54,906	$2,325	4%	100%	100%

     Design-to-Silicon-Yield Solutions.
     Integrated solutions. The decrease in integrated solutions revenue of $4.8 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was attributable to a slower booking rate for new integrated solution engagements in late 2005 which would have contributed to revenue in 2005 and delays in signing certain new engagements until the second half of the current year, and was partially offset by an increase in software maintenance revenue.
     Software licenses. Software licenses revenue remained unchanged at $8.2 million for the nine months ended September 30, 2006 and the nine months ended September 30, 2005 as the number of license seats were relatively consistent in both respective periods.
     Gain Share. Gain share revenue increased $7.1 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in gain share revenue was primarily due to a greater number of engagements contributing to gain share at newer technology nodes, as well as a greater number of wafer starts at our customers’ sites.

					Nine Months Ended September 30,
					2006	2005
Cost of Design-to-Silicon	Nine Months Ended September 30,		$	%	% of	% of
Yield Solutions	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Direct costs of design-to-silicon- yield solutions
Integrated solutions	$19,808	$17,898	$1,910	11%	35%	33%
Software licenses	98	273	(175)	(64)%	—	—
Amortization of acquired core technology	3,798	3,798	—	—	7%	7%

Total	$23,704	$21,969	$1,735	8%	42%	40%

     Direct Costs of Design-to-Silicon-Yield Solutions.
     Integrated solutions. The increase in direct costs of Design-to-Silicon-Yield integrated solutions of $1.9 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily attributable to the increase of $1.5 million in stock-based compensation expense under SFAS No. 123(R), greater expenses for work performed on expected engagements that were delayed to a subsequent quarter, and the distribution of expanded pdFasTest products.

     Software Licenses. The decrease in direct costs of Design-to-Silicon-Yield solutions software licenses of $175,000 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily attributable to a decrease in third party software license fees and royalties.
     Amortization of Acquired Core Technology. The amortization of acquired core technology expense remained unchanged at $3.8 million for both the nine months ended September 30, 2006 and the nine months ended September 30, 2005.

					Nine Months Ended September 30,
					2006	2005
	Nine Months Ended September 30,		$	%	% of	% of
Research and Development	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$19,543	$16,550	$2,993	18%	34%	30%

     Research and Development. The increase in research and development expenses of $3.0 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to the increase of $1.5 million in stock-based compensation expense under SFAS No. 123(R), increased personnel-related and third party developer expenses, and additional operating costs associated with the opening of a new office in Shanghai, China.

					Nine Months Ended September 30,
					2006	2005
Selling, General and	Nine Months Ended September 30,		$	%	% of	% of
Administrative	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$14,850	$12,182	$2,668	22%	26%	22%

     Selling, General and Administrative. The increase in selling, general and administrative expenses of $2.7 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to the increase of $2.3 million in stock-based compensation expense under SFAS No. 123(R), increased personnel-related expenses, and higher legal fees, partially offset by a decrease in outside sales commissions.

					Nine Months Ended September 30,
					2006	2005
Amortization of Other	Nine Months Ended September 30,		$	%	% of	% of
Acquired Intangible Assets	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Amortization of Other Acquired Intangible Assets	$705	$705	—	—	1%	1%

     Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets remained unchanged at $705,000 for the nine months ended September 30, 2006 and the nine months ended September 30, 2005

					Nine Months Ended September 30,
					2006	2005
	Nine Months Ended September 30,		$	%	% of	% of
Interest and Other Income, net	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and Other Income, net	$2,338	$1,085	$1,253	115%	4%	2%

     Interest and Other Income, Net. The increase in interest and other income, net of $1.3 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily attributable to increased interest earned on higher average cash and cash equivalent balances and short-term investments during the period coupled with higher interest rates earned during the period.

					Nine Months Ended September 30,
					2006	2005
	Nine Months Ended September 30,		$	%	% of	% of
Provision for Income Taxes	2006	2005	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Provision for Income Tax	$776	$313	$463	148%	1%	1%

     Provision for Income Taxes. The increase in the tax provision of $463,000 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to a higher tax rate as a result of an increase in non tax deductible stock-based compensation expense and the Federal government’s delay in passing certain tax credits effective for 2006.
Liquidity and Capital Resources
     Net cash provided by operating activities was $6.5 million for the nine months ended September 30, 2006 compared to net cash provided by operating activities of $10.1 million for the nine months ended September 30, 2005. After adjusting the net loss of $9,000 by the amortization of acquired intangible assets of $4.5 million, depreciation and amortization of $1.5 million, stock-based compensation of $5.5 million, the increase in deferred taxes of $1.0 million, the tax benefit related to stock-based compensation plans of $579,000, and the excess tax benefit from stock-based compensation of $286,000, our adjusted results provided approximately $10.8 million in cash. Net cash was also provided by increases in accounts payable of $1.0 million, deferred revenue of $421,000, accrued liabilities of $290,000, offset by increases in account receivables of $1.3 million, prepaid expenses and other assets of $986,000, and decreases in accrued compensation and related benefits of $2.2 million, billings in excess of revenue recognized of $1.5 million, and taxes payable of $89,000. The increase in accounts receivable and decrease in billings in excess of revenue recognized was due to increased revenues during the period as well as the timing of billing milestones specified in the contract agreements. The increase in prepaid expenses and other assets was primarily due to expenses incurred in conjunction with the acquisition of Si Automation. The increase in accounts payable and other accrued liabilities was due to the timing of vendor payments coupled with moderate increases in our operating activities. The increase in deferred revenue was primarily the result of increased sales of software support and maintenance contracts. The decrease in accrued compensation and related benefits was primarily the result of payments made associated with employee variable compensation. The decrease in taxes payable was the result of estimated tax payments made during the period.
     Net cash used in investing activities was $18.9 million for the nine months ended September 30, 2006 compared to $1.8 million for the nine months ended September 30, 2005. In both periods, investing activities included purchases of property and equipment, principally computer hardware and software. Cash used to purchase property and equipment was $1.9 million and $1.8 million during the nine months ended September 30, 2006 and September 30, 2005, respectively. During the nine months ended September 30, 2006, our investing activities included purchases and maturities of short-term investments, and net purchases of investments were $17.0 million during the period. As of September 30, 2006, we had not invested in derivative securities.
     Net cash provided by financing activities was $4.7 million for the nine months ended September 30, 2006 compared to $5.5 million for the nine months ended September 30, 2005. Net cash provided by financing activities during the nine months ended September 30, 2006 primarily consisted of $3.4 million in proceeds from the exercise of employee stock options, $978,000 in proceeds from the issuance of shares under the Employee Stock Purchase Plan and $286,000 in excess tax benefit derived from stock-based compensation. Net cash provided by financing activities during the nine months ended September 30, 2005 primarily consisted of proceeds from the exercise of employee stock options of $4.7 million and proceeds from the issuance of shares under the Employee Stock Purchase Plan of $808,000.
     As of September 30, 2006, our working capital was $82.1 million, compared with $68.5 million as of December 31, 2005. Cash and cash equivalents, and short term investments as of September 30, 2006 were $69.9 million compared to $60.5 million as of December 31, 2005, an increase of $9.4 million. Increases in cash and short term investments were primarily attributable to operating activities and proceeds from the exercise of stock options. We expect to experience growth in our overall expenses, in order to execute our business plan. As a result, we anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to fund potential investments in, or acquisitions of, complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.
     We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities. Additionally, we have not entered into any derivative contracts. As of September 30, 2006, we had no foreign currency contracts outstanding.
     We lease our facilities under operating lease agreements that expire at various dates through 2011. The following table represents our future minimum annual lease payments (in thousands):

Year Ending December 31,	Amount
2006 (remaining three months)	$717
2007	2,563
2008	503
2009	149
2010	148
Thereafter	140

Total	$4,220

Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a more-likely-than not recognition threshold that a tax position will be sustained upon examination and a measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this Interpretation shall be reported as an adjustment to the opening balance of retained earnings in 2007. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact on the consolidated financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We will adopt the provisions of SAB 108 in connection with the preparation of our annual financial statements for fiscal year 2006. We do not expect that the adoption of SAB 108 will materially impact our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect that the adoption of the provisions of SFAS No. 157 will materially impact our consolidated financial statements.
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
     Interest Rate Risk. As of September 30, 2006, we had cash and cash equivalents and short term investments of $69.9 million. Cash and cash equivalents consisted of cash, highly liquid money market instruments and commercial paper with maturities of 90 days or less. Short-term investments consisted of debt securities with maturities of more than three months but less than twelve months. Because of the short maturities of those instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at September 30, 2006 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and increased interest expense.
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
     Historically, we have had a small number of large customers for our core Design-to-Silicon-Yield solutions and we expect this to continue in the near term. In the nine months ended September 30, 2006, three customers accounted for 49% of our total net revenue, with IBM representing 27%, Toshiba representing 12%, and Chartered Semiconductor representing 10%, respectively. In the nine months ended September 30, 2005, five customers accounted for 58% of our total net revenue, with Texas Instruments representing 13%, Matsushita Electronics representing 12%, Hiroshima Elpida Memory representing 11%, IBM representing 11%, and Toshiba representing 11%, respectively. The loss of any of these customers or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers.
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
     We derive a majority of our revenue from international sales, principally from customers based in Asia. Revenue generated from customers in Asia accounted for 50% of total revenue in the nine months ended September 30, 2006. During the nine months ended September 30, 2005 revenue generated from customers in Asia was 59% of total revenue. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Asia. In addition, we have expanded our non-U.S. operations recently and plan to continue such expansion by establishing overseas subsidiaries, offices, or contractor relationships in locations, and when, deemed appropriate by our management. The success of our business is subject to risks inherent in doing business internationally, including third-party vendors that provide certain software quality assurance and other services that have operations in the Middle East. These risks include:
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
     While we were profitable on a GAAP basis in prior quarters, we have experienced losses in the past and in the current quarter. We may not achieve and thereafter maintain profitability if our revenue increases more slowly than we expect or not at all. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $13.5 million as of September 30, 2006. We expect to continue to incur significant expenses in connection with:
•	funding for research and development;

•	expansion of our solution implementation teams;

•	expansion of our sales and marketing efforts; and

•	additional non-cash charges relating to amortization of intangibles and stock-based compensation.
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
     Technology companies have, in general, and our company has, in particular, a history of depending upon and using broad based employee stock option programs to hire, incentivize and retain employees in a competitive marketplace. In December 2004, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standard No. 123(R), Share-Based Payments (“SFAS No. 123(R)”), which requires all companies to measure compensation costs for all share-based payments, including employee stock options, at fair value. The provisions of SFAS No. 123(R) are effective for us beginning January 1, 2006. Upon adopting SFAS No. 123(R), we recorded a stock-based compensation expense of $5.5 million in the nine months ended September 30, 2006, and we believe that our adoption of SFAS No. 123(R) will continue to have a significant negative impact on our financial position and results of operations. In addition, we believe that the adoption of SFAS No. 123(R) may impact our ability to utilize broad based employee stock option plans to hire, incentivize and retain employees and could result in a competitive disadvantage to us in the employee marketplace.
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
     On October 31, 2006, we completed our acquisition of Si Automation S.A. Our success in realizing the strategic benefits and growth opportunities to be gained from incorporating the operations of Si Automation into PDF and the timing of this realization depend upon our successful integration of Si Automation. The integration of Si Automation is a complex, costly and time-consuming process. The difficulties of combining our operations associated with this acquisition include:
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
     (c) Stock Repurchases. The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the nine months ended September 30, 2006:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
	Total		Shares (or Units)	Approximate Dollar
	Number of	Average	Purchased as	Value) of Shares (or
	Shares (or	Price Paid	Part of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs (1)	Plans or Programs(1)
Month #1 (July 1, 2006 through July 31, 2006)	—	—	—	$4,451,236
Month #2 (August 1, 2006 through August 31, 2006)	—	—	—	$4,451,236
Month #3 (September 1, 2006 through September 30, 2006)	—	—	—	$4,451,236

Total	—	—	—

(1)	On March 26, 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to $10.0 million of our outstanding common stock may be repurchased; the repurchase program has no set expiration or termination date. As of September 30, 2006, 550,521 shares had been repurchased under this program at a weighted average per share price of $10.08 and approximately $4.5 million remained available for repurchases.
Item 3. Defaults Upon Senior Securities.
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not Applicable
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

Date: November 9, 2006	By:	/s/ JOHN K. KIBARIAN John K. Kibarian
President and Chief Executive Officer

	By:	/s/ KEITH A. JONES Keith A. Jones
Chief Financial Officer and Vice President of Finance

EXHIBIT INDEX

Exhibit
Number	Description
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.*

3.02	Amended and Restated Bylaws of PDF Solutions, Inc. †

4.01	Specimen Stock Certificate**

4.02	Second Amended and Restated Rights Agreement dated July 6, 2001*

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer and Vice President of Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.02	Certification the Chief Financial Officer and Vice President of Finance and Administration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

†	Incorporated by reference to PDF’s Report on Form 10-Q filed August 9, 2005 (File No. 000-31311).

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.