Form 10-Q/A
period 2006-09-30
PDF SOLUTIONS INC
filed 2006-11-21
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
          PDF Solutions, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q/A to correct the typographical errors contained in Exhibits 32.01 and 32.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Securities and Exchange Commission on November 9, 2006 (the “Original Filing”). Exhibits 32.01 and 32.02 to the Original Filing each contained an incorrect date. Accordingly, the Company is re-filing the Original Filing in its entirety with an updated Exhibit Index and updated Exhibits 32.01 and 32.02 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. In addition, the Company is re-filing updated Exhibits 31.01 and 31.02 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, so that such certifications are dated as of this Amendment No. 1. The Company has not made any other changes to the Original Filing.
     This Amendment No. 1 on Form 10Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

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
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by the quarterly report on Form 10-Q/A, have concluded that our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the timeframes specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Controls Over Financial Reporting. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q/A.
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
Item 3. Defaults Upon Senior Securities.
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not Applicable
Item 5. Other Information.
     Not Applicable.

Item 6. Exhibits.

Exhibit
Number	Description
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc. *

3.02	Amended and Restated Bylaws of PDF Solutions, Inc. †

4.01	Specimen Stock Certificate**

4.02	Second Amended and Restated Rights Agreement dated July 6, 2001*

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.02	Certification of the Chief Financial Officer and Vice President of Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended***

32.02	Certification the Chief Financial Officer and Vice President of Finance and Administration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended***

†	Incorporated by reference to PDF’s Report on Form 10-Q filed August 9, 2005 (File No. 000-31311).

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q/A and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 21, 2006	By:	/s/ JOHN K. KIBARIAN John K. Kibarian
President and Chief Executive Officer

	By:	/s/ KEITH A. JONES Keith A. Jones
Chief Financial Officer and Vice President of Finance

EXHIBIT INDEX

Exhibit
Number	Description
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.*

3.02	Amended and Restated Bylaws of PDF Solutions, Inc. †

4.01	Specimen Stock Certificate**

4.02	Second Amended and Restated Rights Agreement dated July 6, 2001*

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.02	Certification of the Chief Financial Officer and Vice President of Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended***

32.02	Certification the Chief Financial Officer and Vice President of Finance and Administration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended***

†	Incorporated by reference to PDF’s Report on Form 10-Q filed August 9, 2005 (File No. 000-31311).

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q/A and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.