Form 10-Q
period 2007-03-31
PDF SOLUTIONS INC
filed 2007-05-10
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock as of May 4, 2007 was 28,043,894.

Item 1. Financial Statements.
PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2007	2006
	(In thousands,
	except par values)
ASSETS
Current assets:
Cash and cash equivalents	$32,083	$36,451
Short-term investments	18,419	16,402
Accounts receivable, net of allowance of $295 in 2007 and $294 in 2006	35,099	27,575
Prepaid expenses and other current assets	2,720	2,796
Deferred tax assets	3,087	2,581

Total current assets	91,408	85,805
Property and equipment, net	3,742	3,916
Goodwill	60,997	60,034
Intangible assets, net	11,004	13,605
Deferred tax assets	6,603	4,994
Other assets	533	503

Total assets	$174,287	$168,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$289	$302
Accounts payable	2,554	3,182
Accrued compensation and related benefits	5,364	3,325
Other accrued liabilities	2,283	3,843
Taxes payable	1,533	4,767
Deferred revenue	6,572	3,705
Billings in excess of recognized revenue	888	95

Total current liabilities	19,483	19,219
Long-term debt	1,173	1,198
Long-term taxes payable	4,757	—
Other liabilities	177	221

Total liabilities	25,590	20,638

Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued and outstanding 27,991 in 2007 and 27,948 in 2006	4	4
Additional paid-in-capital	169,580	167,323
Treasury stock at cost, 551 shares	(5,549)	(5,549)
Accumulated deficit	(16,783)	(13,890)
Accumulated other comprehensive income	1,445	331

Total stockholders’ equity	148,697	148,219

Total liabilities and stockholders’ equity	$174,287	$168,857

See notes to unaudited condensed consolidated financial statements

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months Ended March 31,
	2007	2006
	(In thousands, except per share
	amounts)
Revenues:
Design-to-silicon-yield solutions:
Integrated solutions	$13,764	$12,229
Software licenses	3,485	2,612
Gain share	4,893	5,016

Total revenues	22,142	19,857

Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions:
Integrated solutions	7,708	6,429
Software licenses	59	11
Amortization of acquired core technology	1,575	1,266

Total cost of design-to silicon-yield solutions	9,342	7,706

Gross margin	12,800	12,151
Operating expenses:
Research and development	8,370	6,256
Selling, general and administrative	5,844	4,956
Amortization of other acquired intangible assets	1,013	235

Total operating expenses	15,227	11,447

Income (loss) from operations	(2,427)	704
Interest and other income, net	496	635

Income (loss) before taxes	(1,931)	1,339
Income tax provision	424	1,071

Net income (loss)	$(2,355)	$268

Net income (loss) per share:
Basic	$(0.08)	$0.01

Diluted	$(0.08)	$0.01

Weighted average common shares:
Basic	27,980	26,542

Diluted	27,980	28,223

See notes to unaudited condensed consolidated financial statements

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Operating activities:
Net income (loss)	$(2,355)	$268
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	493	570
Stock-based compensation expense	1,838	2,168
Gain on disposal of property, plant and equipment	1	—
Amortization of acquired intangible assets	2,604	1,501
Tax benefit related to stock-based compensation expense	(27)	492
Excess tax benefit from stock-based compensation expense	—	(305)
Deferred taxes	(1,529)	231
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net of allowances	(7,525)	503
Prepaid expenses and other assets	46	269
Accounts payable	(637)	(751)
Accrued compensation and related benefits	607	(1,985)
Other accrued liabilities	368	(229)
Taxes payable	1,833	87
Deferred revenues	2,867	978
Billings in excess of recognized revenue	793	(1,014)

Net cash provided by (used in) operating activities	(623)	2,783

Investing activities:
Purchases of available-for-sale securities	(9,515)	(27,746)
Maturities and sales of available-for-sale securities	7,671	2,800
Purchases of property and equipment	(476)	(868)
Payments on business acquired in 2006, net of cash acquired	(1,945)	—

Net cash used in investing activities	(4,265)	(25,814)

Financing activities:
Exercise of stock options	447	2,375
Principal payments on long-term obligations	(38)	(27)
Excess tax benefit from stock-based compensation expense	—	305

Net cash provided by financing activities	409	2,653

Effect of exchange rate changes on cash	111	7

Net decrease in cash and cash equivalents	(4,368)	(20,371)
Cash and cash equivalents, beginning of period	36,451	60,506

Cash and cash equivalents, end of period	$32,083	$40,135

Non-cash investing and financing activities:
Purchase price adjustments	$4	$—

Effect of exchange rate changes on goodwill	$992	$—

Reversal of deferred stock compensation	$—	$27

Purchase of property and equipment on account	$37	$31

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Taxes	$184	$302

Interest	$12	$2

See notes to unaudited condensed consolidated financial statements

PDF SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Basis of Presentation
     The interim unaudited condensed consolidated financial statements included herein have been prepared by PDF Solutions, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary, (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A significant portion of the Company’s revenues require estimates with respect to total costs which may be incurred and revenues earned. Actual results could differ from these estimates.
     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all significant intercompany balances and transactions.
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
     Revenue from support and maintenance services is recognized ratably over the term of the support and maintenance contract, generally one year, while revenue from consulting, installation and training services is recognized as the services are performed. When bundled with software licenses in multiple element arrangements, support and maintenance, consulting (other than for our fixed price solution implementations), installation, and training revenue is allocated to each element of a transaction based upon its fair value as determined by the Company’s VSOE. VSOE is generally established for support and maintenance based upon negotiated renewal rates while VSOE for consulting, installation, and training is established based upon the Company’s customary pricing for such services when sold separately. When VSOE does not exist to allocate a portion of the total fee to the undelivered elements, revenue is recognized ratably over the term of the underlying element for which VSOE does not exist.

     Software Licenses — The Company also licenses its software products separately from its integrated solution implementations. In such cases revenue is recognized under the residual method when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and the arrangement does not require services that are essential to the functionality of the software. When arrangements include multiple elements such as support and maintenance, consulting (other than for our fixed price solution implementations), installation, and training, revenue is allocated to each element of a transaction based upon its fair value as determined by the Company’s VSOE and such services are recorded as integrated solutions. VSOE is generally established for support and maintenance based upon negotiated renewal rates while VSOE for consulting, installation and training services is established based upon the Company’s customary pricing for such services when sold separately. No revenue has been recognized for software licenses with extended payment terms in excess of amounts due.
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
     Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense ratably over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 (“EITF
No. 06-2”). Prior to the issuance of EITF No. 06-2 the Company accounted for sabbatical expense under SFAS No. 43, by expensing the cost of compensated absences for sabbatical programs as incurred. EITF No. 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The Task Force allows the use of one of two specified methodologies for adopting the change in accounting principle: i) a cumulative-effect adjustment to retained earnings at the beginning of the year of adoption; or ii) retrospective application to all prior periods. The Company elected to use the cumulative-effect adjustment to the beginning balance of retained earnings resulting in an additional liability of $1.4 million, an additional deferred tax asset of $587,000, and an increase in the accumulated deficit of $845,000. Under this transition method, prior periods will not be restated and accrued expense for the first quarter of fiscal 2007 includes accrued sabbatical expense for all employees who are eligible for sabbatical leave.
      In February 2007, the FASB issued SFAS No. 159 (SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Entities choosing the fair value option would be required to recognize subsequent changes in the fair value of those instruments and other items directly in earnings. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 159 on its financial statements.
     In June, 2006, the FASB issued Financial Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. Additionally, the Interpretation provides guidance on measurement, de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN No. 48 on January 1, 2007. See Note 8 Income Taxes for a discussion of the effects of adoption.
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

3. INVESTMENTS
The following tables summarize the Company’s investments (in thousands):

		March 31, 2007
		Unrealized	Unrealized
	Amortized	Holding	Holding	Market
	Cost	Gains	Losses	Value
Commercial paper	$16,545	$2	$—	$16,547
Auction rate securities	5,050	—	—	5,050
Corporate bonds and notes	1,998	—	—	1,998
Money market funds	20,225	—	—	20,225

	$43,818	$2	$—	$43,820

Included in cash and cash equivalents				$25,401
Included in short-term investments				18,419

Total available-for-sale securities				$43,820

     As of March 31, 2007 all securities held by the Company had a maturity of one year or less.

		December 31, 2006
		Unrealized	Unrealized
	Amortized	Holding	Holding	Market
	Cost	Gains	Losses	Value
Commercial paper	$13,307	$1	$—	$13,308
Auction rate securities	5,050	—	—	5,050
Corporate bonds and notes	1,984	—	(1)	1,983
Money market funds	23,744	—	—	23,744

	$44,085	$1	$(1)	$44,085

Included in cash and cash equivalents				$27,683
Included in short-term investments				16,402

Total available-for-sale securities				$44,085

4. ACCOUNTS RECEIVABLE
     Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $6.0 million and $7.8 million at March 31, 2007 and December 31, 2006, respectively.
5. NET INCOME (LOSS) PER SHARE
     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding for the period (excluding outstanding stock options and shares subject to repurchase). Diluted net income (loss) per share reflects the weighted average common shares outstanding plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases where the effect would be anti-dilutive. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months
	Ended March 31,
	2007	2006
Net income (loss)	$(2,355)	$268

Denominator for basic calculation:
Weighted average common shares outstanding	27,980	26,542

Dilutive items
Stock options outstanding	—	1,681

Denominator for diluted computation	27,980	28,223

Net income (loss) per share — basic	$(0.08)	$0.01

Net income (loss) per share — diluted	$(0.08)	$0.01

     The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months
	Ended March 31,
	2007	2006
Common stock options	6,594	1,402

6. COMPREHENSIVE INCOME (LOSS)
     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months
	Ended March 31,
	2007	2006
Net income (loss)	$(2,355)	$268
Unrealized gain (loss) on short-term investments	2	(30)
Foreign currency translation adjustments	1,112	14

Comprehensive income (loss)	$(1,241)	$252

     7. GOODWILL AND PURCHASED INTANGIBLE ASSETS
     SFAS No. 142, Goodwill and other Intangible Assets, requires goodwill to be tested for impairment on an annual basis (or more frequently if indicators of impairment exist) and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company completed its annual impairment test on December 31, 2006 and concluded that goodwill was not impaired.
     During the three months ended March 31, 2007, the Company recorded adjustments to Goodwill of $29,000 related to assumption of certain liabilities in connection with the Si Automation S.A. acquisition, and of $992,000 related the effect of changes in exchange rates. During the same period, the Company made final net payments of $1.9 million.
     The following table provides information relating to the intangible assets and goodwill as of March 31, 2007 and December 31, 2006 (in thousands):

		December 31,					March 31,
	Amortization	2006		Purchase		Foreign	2007
	Period	Net Carrying		Price		Currency	Net Carrying
	(Years)	Amount	Acquisition	Adjustments	Amortization	Translation	Amount
Goodwill	N/A	$60,034	$—	$(29)	$—	$992	$60,997

Acquired identifiable intangibles:
Acquired core technology	4	$7,901	$—	$—	$(1,575)	$—	$6,326
Brand name	4	822	—	—	(157)	—	665
Customer relationships and backlog	1 - 6	4,362	—	—	(746)	—	3,616
Other acquired intangibles	4	520	—	—	(126)	3	397

Total		$13,605	$—	$—	$(2,604)	$3	$11,004

		December 31,					December 31,
	Amortization	2005		Purchase		Foreign	2006
	Period	Net Carrying		Price		Currency	Net Carrying
	(Years)	Amount	Acquisitions	Adjustments	Amortization	Translation	Amount
Goodwill	N/A	$39,886	$21,071	$(923)	$—	$—	$60,034

Acquired identifiable intangibles:
Acquired core technology	4	$8,221	$4,950	$—	$(5,270)	$—	$7,901

Brand name	4	833	510	—	(521)	—	822

Customer relationships and backlog	1 - 6	—	4,860	—	(498)	—	4,362

Other acquired intangibles	4	733	255	—	(477)	9	520

Total		$9,787	$10,575	$—	$(6,766)	$9	$13,605

     The Company expects the annual amortization of acquired intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2007 (nine-month period)	$5,164
2008	1,807
2009	1,807
2010	1,541
2011	375
2012	310

Total	$11,004

8. INCOME TAXES
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”) at the beginning of fiscal 2007. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. As a result of the implementation of FIN 48, the Company recognized a $308,000 decrease in net liabilities for unrecognized tax benefits. This was accounted for as an adjustment to the beginning balance of the accumulated deficit on the balance sheet. As the Company does not anticipate recognizing these tax benefits over the next twelve months, it has reclassified these liabilities as long term. Prior to the adoption of FIN 48, the Company recorded its tax exposure as short term liabilities.

     As of the date of adoption, the Company’s unrecognized tax benefits totaled approximately $4.4 million, of which $3.7 million in benefits, if recognized, would favorably affect the effective tax rate in any future period. The Company does not expect the change in unrecognized tax benefits over the next twelve months to materially impact its results of operations and financial position.
     The Company conducts business globally and, as a result, files numerous consolidated and separate income tax returns in the U.S. federal, various state and foreign jurisdictions. The Company is not currently under audit by any tax authority. Because the Company used some of the tax attributes carried forward from previous years to tax years that are still open, statutes of limitation remain open for all tax years to the extent of the attributes carried forward into tax year 2003 for federal tax purposes and tax year 2002 for California tax purposes. With few exceptions, the Company is no longer subject to income tax examinations in its major foreign subsidiaries’ jurisdictions for years before 2003.
     Interest and penalties related to unrecognized tax benefits are recognized in income tax expense in the consolidated statements of operations. At the date of adoption, $309,000 of accrued interest was included in long-term taxes payable on the consolidated balance sheet.
9. STOCKHOLDERS’ EQUITY
     Effective January 1, 2006, the Company adopted the provisions of SFAS No.123 (Revised 2004), Share-Based Payments. For the three months ended March 31, 2007 and March 31, 2006, stock-based compensation expenses before taxes related to the Company’s ESPP and stock-option plans were $1.8 million and $2.2 million, respectively, and were allocated as follows (in thousands):

	Three Months
	Ended March 31,
	2007	2006
Cost of design-to-silicon yield solutions	$493	$621
Research and development	563	618
Selling, general and administrative	782	929

Stock based compensation before income taxes	$1,838	$2,168

     The Company estimated the fair value of share-based payments using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions and weighted average fair values:

	Stock Plans		Employee Stock Purchase Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Expected life (in years)	6.08	3.82	0.73	1.01
Volatility	60.7%	56.1%	53%	39.3%
Risk-free interest rate	4.76%	4.69%	5.28%	3.1%
Expected dividend	—	—	—	—
Weighted average fair value of options granted during the period	$7.19	$8.01	—	—
Weighted average fair value of employee stock issued during the period	—	—	$4.14	$3.54
     On March 31, 2007, the Company has in effect the following stock-based compensation plans:
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

     Stock option activity under the Company plans as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
	Options	per Share	Term (years)	(in 000’s)
Outstanding, January 1, 2007	6,664,094	$12.11
Granted	41,500	11.80
Exercised	(43,551)	10.25
Forfeited or expired	(67,770)	12.86

Outstanding at March 31, 2007	6,594,273	12.11	7.39	$6,689

Vested and expected to vest	6,155,955	11.98	7.27	$6,659

Exercisable at March 31, 2007	3,595,331	$10.72	6.11	$6,158

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value based on the Company’s closing stock price of $11.29 as of March 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.
     The total intrinsic value of options exercised during the three months ended March 31, 2007 was $146,000.
     Nonvested options as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

	Number of	Weighted Average
	Options	Grant Date Fair Value
Nonvested, January 1, 2007	3,244,835	$7.84
Granted	41,500	7.19
Vested	(238,474)	6.79
Forfeited	(48,919)	7.26

Nonvested at March 31, 2007	2,998,942	7.89

     As of March 31, 2007, there was $14.8 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of shares vested during the three months ended March 31, 2007 was $1.6 million.
     Employee Stock Purchase Plan — In July 2001, the Company adopted an Employee Stock Purchase Plan, (“Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month offering period. For the three months ended March 31, 2007, the purchase plan compensation expense was $175,000.
     Stock repurchase program — In February 2003, the Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock in the open market. As of March 31, 2007, the Company has repurchased 550,521 shares at a weighted average price of $10.08 per share for a total cost of $5.5 million. Under this authorization, the Company may continue to make additional stock repurchases from time to time, depending on market conditions, stock price and other factors. At March 31, 2007, $4.5 million remained available under the program to repurchase additional shares.
10. CUSTOMER AND GEOGRAPHIC INFORMATION
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
     The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months
	Ended March 31,
Customer	2007	2006
A	17%	30%
B	16%	11%
C	5%	10%
D	1%	10%
     The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	March 31, 2007	December 31, 2006
A	16%	12%
B	14%	12%
C	13%	18%
D	11%	10%
     Revenues from customers by geographic area are as follows (in thousands):

	Three Months
	Ended March 31,
	2007	2006
Asia	$12,030	$9,829
United States	7,475	8,868
Europe	2,637	1,160

Total	$22,142	$19,857

     As of March 31, 2007 and December 31, 2006, long-lived assets related to PDF Solutions GmbH (formerly AISS), located in Germany, totaled $841,000 and $876,000, respectively, of which $659,000 and $659,000, respectively, relates to acquired intangible assets and goodwill. As of March 31, 2007 and December 31, 2006 long-lived assets related to SIA, located in France, totaled $30.3 million and $31.5 million, respectively, of which $29.8 million and $30.9 million, respectively, relate to acquired intangible assets and goodwill. The majority of the Company’s remaining long-lived assets are in the United States.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative effect of terms like these or other comparable terminology. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially. All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1A and set forth at the end of Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.
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

   Financial Highlights
     Financial highlights for the three months ended March 31, 2007 were as follows:
•	Total revenue for the three months ended March 31, 2007 was $22.1 million, a increase of 12% compared to the three months ended March 31, 2006. Revenue from Design-to-Silicon-Yield solutions for the three months ended March 31, 2007 increased to $17.2 million compared to $14.8 million for the three months ended March 31, 2006. The change was a result of increases in revenues related to both Integrated Solutions and Software Licenses of $1.5 million and $873,000, respectively, over the three months ended March 31, 2006. Gain share revenue for the three months ended March 31, 2007 decreased slightly to $4.9 million from $5.0 million for the three months ended March 31, 2006. Our gain share revenue may continue to fluctuate from quarter to quarter as a result of each customer’s contractual performance measures for achieving gain share as well as each customer’s production volumes in any given period.

•	Net loss for the three months ended March 31, 2007 was $2.4 million, compared to net income of $268,000 for the three months ended March 31, 2006. The net loss was primarily attributable to increases in operating expenses and amortization of acquired intangible assets, both as a result of the acquisition of Si Automation S.A. in October 2006.

•	Net loss per basic and diluted share was $0.08 for the three months ended March 31, 2007 compared to net income per diluted share of $0.01 for the three months ended March 31, 2006, a decrease of $0.09 per diluted share.

•	Cash, cash equivalents and short-term investments decreased $2.4 million to $50.5 million during the three months ended March 31, 2007. Net cash used in operating activities for the three months ended March 31, 2007 totaled $623,000 reflecting an increase of $7.5 million in accounts receivable, partially offset by the favorable impact in other operating accounts. Net cash used in investing activities for the three months ended March 31, 2007 included $1.9 million as final payments for business acquired and $476,000 to purchase property and equipment. Net cash provided by financing activities for the three months ended March 31, 2007 totaled $409,000 and was primarily related to the exercise of stock options.
Critical Accounting Policies
     Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to the condensed consolidated financial statements, accompanying this Quarterly Report on
Form 10-Q, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods that we use.
   General
     Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The most significant estimates and assumptions relate to revenue recognition, software development costs, recoverability of goodwill and acquired intangible assets, estimated useful lives of acquired intangibles and the realization of deferred tax assets. Actual amounts may differ from such estimates under different assumptions or conditions.
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
     Revenue from support and maintenance services is recognized ratably over the term of the support and maintenance contract, generally one year, while revenue from consulting, installation and training services is recognized as the services are performed. When bundled with software licenses in multiple element arrangements, support and maintenance, consulting (other than for our fixed price solution implementations), installation, and training revenue is allocated to each element of a transaction based upon its fair value as determined by our VSOE. VSOE is generally established for support and maintenance based upon negotiated renewal rates while VSOE for consulting, installation, and training is established based upon our customary pricing for such services when sold separately. When VSOE does not exist to allocate a portion of the total fee to the undelivered elements, revenue is recognized ratably over the term of the underlying element for which VSOE does not exist.
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

   Goodwill and Acquired Intangible Assets
     As of March 31, 2007 we had $61.0 million of goodwill and $11.0 million of intangible assets. In valuing our goodwill and intangible assets, we must make assumptions regarding estimated future cash flows to be derived from the acquired assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets, which would have a material adverse effect on our operating results. We evaluate goodwill for impairment pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. We have selected December 31 as the date upon which to perform our annual testing for impairment. As of December 31, 2006, we completed our annual testing requirements and determined that the carrying value of goodwill had not been impaired.
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
Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense ratably over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Results of Operations
     The following table sets forth, for periods indicated, the percentage of total revenue represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Design-to-silicon-yield solutions:
Integrated solutions	62%	62%
Software licenses	16	13
Gain share	22	25

Total revenues	100%	100%

Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions:
Integrated solutions	35	32
Software licenses	—	—
Amortization of acquired core technology	7	6

Total cost of design-to silicon-yield solutions	42	38

Gross margin	58	62

Operating expenses:
Research and development	38	32
Selling, general and administrative	26	25
Amortization of other acquired intangible assets	5	1

Total operating expenses	69	58

Income (loss) from operations	(11)	4
Interest and other income, net	2	3

Income (loss) before taxes	(9)	7
Income tax provision	2	6

Net income (loss)	(11)%	1%

Comparison of the Three Months Ended March 31, 2007 and 2006

					Three Months Ended March 31,
					2007	2006
	Three Months Ended March 31,		$	%	% of	% of
Revenue	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Design-to-silicon-yield solutions
Integrated solutions	$13,764	$12,229	$1,535	13%	62%	62%
Software licenses	3,485	2,612	873	33%	16%	13%
Gain share	4,893	5,016	(123)	(2)%	22%	25%

Total	$22,142	$19,857	$2.285	12%	100%	100%

     Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue is derived from integrated solutions (including solution implementations, software support and maintenance and training service) and software licenses provided during our customer yield improvement engagements and solution product sales.
     Integrated solutions. The increase in integrated solutions revenue of $1.5 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily attributable to an increase in software related integration services and maintenance revenues. Our integrated solutions revenue may fluctuate in the future and is dependent on a number of factors including our ability to obtain new customers at emerging technology nodes and our ability to estimate costs associated with such contracts.
     Software licenses. The increase in software licenses revenue of $873,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was due to greater adoption of our software applications by new and existing customers and the addition of new software offerings a result of the acquisition of Si Automation S.A. in October 2006. Software license revenue may fluctuate in the future and is dependent upon a number of factors including the semiconductor industry’s acceptance of our products, our ability to attract new customers and further penetration of our current customer base.

     Gain Share. Gain share revenue represents profit sharing and performance incentives earned based upon our customer reaching certain defined operational levels. Gain share revenue decreased approximately $123,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily as a result of a change in the mix of engagements contributing to gain share. Our gain share revenue may continue to fluctuate from period to period. Our continued receipt of gain share revenue is dependent on many factors that are outside of our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing gain share provisions.

					Three Months Ended March 31,
					2007	2006
	Three Months Ended March 31,		$	%	% of	% of
Cost of Design-to-Silicon Yield Solutions	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Direct costs of design-to-silicon- yield solutions Integrated solutions	$7,708	$6,429	$1,279	20%	35%	32%
Software licenses	59	11	48	436%	—	—
Amortization of acquired core technology	1,575	1,266	309	24%	7%	6%

Total	$9,342	$7,706	$1,636	21%	42%	38%

     Direct Costs of Design-to-Silicon-Yield Solutions. Direct costs of Design-to-Silicon-Yield solutions consists of costs incurred to provide and support our integrated solutions and costs recognized in connection with licensing our software.
     Integrated solutions. Integrated solutions costs consist of material, labor and overhead costs associated with solution implementations and software support. Costs include purchased materials, employee compensation and benefits, travel and facilities-related costs. The increase in direct costs of Design-to-Silicon-Yield integrated solutions of $1.3 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily attributable to increased distribution of expanded pdFastest products, some underutilization of labor resources, and additional personnel expenses incurred as a result of the acquisition of Si Automation S.A. in October 2006. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contract was executed. Any such reductions in contract margin could have a material negative impact on our operating results.
     Software Licenses. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products and expenses incurred to produce and distribute our product documentation. The increase in direct costs of Design-to-Silicon-Yield solutions software licenses of $48,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was attributable to an increase in third party software license fees and royalties resulting from increased license seat sales. We expect the cost of software licenses to fluctuate in the future as a result of royalties and license fees paid for third party applications incorporated in our software products.
Amortization of Acquired Core Technology. Amortization of acquired core technology consists of the amortization of intangibles acquired as a result of certain business combinations. The amortization of acquired core technology expense increased $309,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, as a result of the acquisition of Si Automation S.A. in October 2006. We anticipate amortization of acquired core technology to be $2.8 million for the remaining nine months in 2007, $1.2 million in 2008, $1.2 million in 2009 and $1.0 million in 2010.

					Three Months Ended March 31,
					2007	2006
	Three Months Ended March 31,		$	%	% of	% of
Research and Development	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$8,370	$6,256	$2,114	34%	38%	32%

     Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations. The increase in research and development expenses of $2.1 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily the result of the acquisition of Si Automation S.A. in October 2006, coupled with increased personnel-related expenses and third-party developer costs in other locations. We anticipate that we will continue to commit considerable resources to research and development in the future and that these expenses may increase in absolute dollars.

					Three Months Ended March 31,
					2007	2006
	Three Months Ended March 31,		$	%	% of	% of
Selling, General and Administrative	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$5,844	$4,956	$888	18%	26%	25%

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, fees for legal and accounting services, marketing communications, travel and facilities cost allocations. The increase in selling, general and administrative expenses of $888,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily due to additional operating costs at Si Automation S.A. which we acquired in October 2006 and to increases in fees for legal and accounting services, and outside commissions. We expect that selling, general and administrative expenses will increase in absolute dollars to support increased selling and administrative efforts in the future.

					Three Months Ended March 31,
					2007	2006
	Three Months Ended March 31,		$	%	% of	% of
Amortization of Other Acquired Intangible Assets	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Amortization of Other Acquired Intangible Assets	$1,013	$235	$778	331%	5%	1%

     Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of the amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets for the three months ended March 31, 2007 increased $778,000 compared to the three months ended March 31, 2006 as a result of the acquisition of Si Automation S.A. We anticipate amortization of these other acquired intangible assets to decrease in future periods.

					Three Months Ended March 31,
					2007	2006
	Three Months Ended March 31,		$	%	% of	% of
Interest and Other Income, net	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and Other Income, net	$496	$635	$(139)	(22)%	2%	3%

     Interest and Other Income, net. The decrease in interest and other income, net of $139,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily due to lower average cash and cash equivalent balances and short term investments during the period as a result of payments made in connection with the acquisition of Si Automation S.A. in October 2006.

					Three Months Ended March 31,
					2007	2006
	Three Months Ended March 31,		$	%	% of	% of
Income Tax Provision	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Income Tax Provision	$424	$1,071	$(647)	(60)%	2%	6%

     Income Tax Provision. The income tax provision decreased $647,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due to the decrease in taxable income and the change in applicable effective tax rates.

Liquidity and Capital Resources
     Net cash used in operating activities was $623,000 for the three months ended March 31, 2007 compared to net cash provided by operating activities of $2.8 million for the three months ended March 31, 2006. After adjusting the net loss of $2.4 million by the amortization of acquired intangible assets of $2.6 million, depreciation and amortization of $493,000, stock-based compensation of $1.8 million, the increase in deferred taxes of $1.5 million, and the tax benefit related to stock-based compensation plans of $27,000, our adjusted results provided approximately $1.0 million in cash. Net cash used was the result of an increase in accounts receivable of $7.5 million and a decrease in accounts payable of $637,000, partially offset by a decrease in prepaid expense and other assets of $46,000 and by increases in accrued compensation and related benefits of $607,000, other accrued liabilities of $368,000, taxes payable of $1.8 million, deferred revenue of $2.9 million and billings in excess of revenue recognized of $793,000. The increases in accounts receivable and billings in excess of revenue recognized were due to increased revenues during the period as well as the timing of billing milestones specified in the contract agreements. The decrease in prepaid expenses and other assets was primarily due to the timing of prepaid expense payments. The net decrease in accounts payable and other accrued liabilities was due to the timing of vendor payments, partially offset by increased outside sales commissions. The increase in deferred revenue was primarily due to the billing of certain software contracts with undelivered obligations during the period and increased sales of software support and maintenance contracts. The increase in taxes payable was due to the expected taxable income for the year and the increase in uncertain tax benefits as part of the FIN 48 review.
     Net cash used in investing activities decreased to $4.3 million for the three months ended March 31, 2007 from $25.8 million for the three months ended March 31, 2006. The decrease was primarily the result of a decrease in net purchases of securities available- for-sale (purchases less securities sold and held to maturity) to $1.8 million for the three months ended March 31, 2007 from $24.9 million for the three months ended March 31, 2006. The three months ended March 31, 2006 was the first period in which we made such investments. Investing activities for the three months ended March 31, 2007 also included $1.9 million for final net payments associated with the acquisition of Si Automation S.A compared to the three months ended March 31, 2006 when there were no acquisitions . In both periods, investing activities included purchases of property and equipment, principally computer hardware and software, $476,000 and $868,000 during the three months ended March 31, 2007 and March 31, 2006, respectively.
     Net cash provided by financing activities was $409,000 for the three months ended March 31, 2007 compared to $2.7 million for the three months ended March 31, 2006. Net cash provided by financing activities during the three months ended March 31, 2007 primarily consisted of $447,000 in proceeds from the exercise of employee stock options. Net cash provided by financing activities during the three months ended March 31, 2006 primarily consisted of proceeds from the exercise of employee stock options of $2.4 million and $305,000 in excess tax benefit derived from stock-based compensation.
     As of March 31, 2007, our working capital was $71.9 million, compared with $66.6 million as of December 31, 2006. Cash and cash equivalents, and short term investments as of March 31, 2007 were $50.5 million compared to $52.9 million as of December 31, 2006, a decrease of $2.4 million. Decreases in cash and short term investments were primarily attributable to increases in accounts receivable from increased sales and the timing of billing milestones and final payments associated with the October 2006 acquisition of Si Automation S.A. We expect to experience growth in our overall expenses, as we continue to execute our business plan. As a result, we anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to fund potential investments in, or acquisitions of, complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.
     We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities. Additionally, we have not entered into any derivative contracts. As of March 31, 2007, we had no foreign currency contracts outstanding.

     The following table summarizes our known contractual obligations (in thousands):

	Payments due by period
	2007 (Nine months
Contractual obligations	remaining)	2008-2009	2010-2011	Thereafter	Other	Total
Debt principal (1)	$160	$602	$481	$—	$—	$1,243
Debt interest	19	36	13	—	—	68
Capital lease obligations (including interest)	99	134	11	—	—	244
Operating lease obligations	2,089	924	311	—	—	3,324
Unrecognized tax benefits (2)	—	—	—	—	4,757	4,757

Total	$2,367	$1,696	$816	$—	$4,757	$9,636

     (1) Amount represents the repayment of an interest free loan of €550,000 and a €400,000 euros loan with a variable interest rate based on the EURIBOR plus 160 basis points.
     (2) Due to the inherent uncertainty of the tax positions, it is not practicable to assign this liability to any particular years in the table.
     Operating lease amounts include minimum rental payments under our operating leases for our office facilities, as well as computers, office equipment, and vehicles that we utilize under lease agreements. These agreements expire at various dates through 2011. Capital lease amounts include $26,000 of imputed interest. Capital leases were contracted to purchase computer, software, office equipment, and vehicles in our French subsidiary.
Recent Accounting Pronouncements
     Effective January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 (“EITF No. 06-2”). Prior to the issuance of EITF No. 06-2, we accounted for sabbatical expense under SFAS No. 43 by expensing the cost of compensated absences for sabbatical programs as incurred. EITF No. 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The Task Force allows the use of one of two specified methodologies for adopting the change in accounting principle: i) a cumulative-effect adjustment to the beginning balance of retained earnings at the beginning of the year of adoption; or ii) retrospective application to all prior periods. We elected to use the cumulative-effect adjustment to the beginning balance of retained earnings resulting in an additional liability of $1.4 million, an additional deferred tax asset of $587,000, and an increase in the accumulated deficit of $845,000. Under this transition method, prior periods will not be restated and accrued expense for the first quarter of fiscal 2007 includes accrued sabbatical expense for all employees who are eligible for sabbatical leave.
      In February 2007, the FASB issued SFAS No. 159 (SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Entities choosing the fair value option would be required to recognize subsequent changes in the fair value of those instruments and other items directly in earnings. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS 159 on our financial statements.
     In June, 2006, the FASB issued Financial Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. Additionally, the Interpretation provides guidance on measurement, de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN No. 48 on January 1, 2007. See Note 8 Income Taxes in “Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of the effects of adoption.
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

     Interest Rate Risk. As of March 31, 2007, we had cash and cash equivalents and short term investments of $50.5 million. Cash and cash equivalents consisted of cash, highly liquid money market instruments and commercial paper with maturities of 90 days or less. Short-term investments consisted of debt securities with maturities of more than three months but less than twelve months. Because of the short maturities of those instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at March 31, 2007 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and increased interest expense.
     Foreign Currency and Exchange Risk. Virtually all of our revenue is denominated in U.S. dollars, although such revenue is derived substantially from foreign customers. Some foreign sales to date, generated by our German subsidiary since the date of the AISS acquisition and by our French subsidiary since the date of the Si Automation S.A. acquisition, have been invoiced in local currencies, creating receivables denominated in currencies other than the U.S. dollar. The risk due to foreign currency fluctuations associated with these receivables is partially reduced by local payables denominated in the same currencies, and presently we do not consider it necessary to hedge these exposures. We intend to monitor our foreign currency exposure. There can be no assurance that future exchange rate fluctuations will not have a materially negative impact on our business.
Item 4. Controls and Procedures.
      Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by the quarterly report on Form 10-Q, have concluded that our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the timeframes specified in the rules and forms of the Securities and Exchange Commission, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Controls Over Financial Reporting. There were no changes in the our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Currently we are not party to any material legal proceedings.
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
     Historically, we have had a small number of large customers for our core Design-to-Silicon-Yield solutions and we expect this to continue in the near term. In the three months ended March 31, 2007, two customers accounted for 33% of our total net revenue, with International Business Machines Corporation (IBM) representing 17% and Toshiba Corporation representing 16%. In the three months ended March 31, 2006, four customers accounted for 61% of our total net revenue, with IBM representing 30%, Toshiba Corporation representing 11%, Matsushita representing 10% and Freescale representing 10%, respectively. We could lose a customer due to such customer’s decision not to engage us on future process nodes, its decision not to develop its own future process node, or as a result of industry consolidation. The loss of any of these customers or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers.
If integrated device manufacturers of logic integrated circuits reduce investment in new process technology as a result of a shift to a fabless manufacturing business model, the pool of potential logic customers for our yield ramp solutions will shrink and our results of operations may suffer.
     Historically, the majority of our revenue from integrated yield ramps has been derived from integrated device manufacturers (IDMs) of logic integrated circuits (ICs). If IDMs decide to discontinue or significantly cut back their investment in the development of new process technology as a result of a shift to a model of outsourcing a larger proportion, or all, of the mass production of their ICs, there may be fewer IDMs that are potential customers for our solutions that integrate product designs with in-house manufacturing processes. As a result, the revenue we are able to generate from integrated yield ramps for logic ICs could fall below levels that are currently expected. Also, because our expenses are fixed in the short term and it takes a long time for us to replace customers, such a reduction in revenue could cause significant fluctuations in our results of operations.
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
     Competition in our market may intensify in the future, which could slow our ability to grow or execute our strategy and increased pricing pressure. Our current and potential customers may choose to develop their own solutions internally, particularly if we are slow in deploying our solutions. Many of these companies have the financial and technical capability to develop their own solutions. Also, competitors could establish non-domestic operations with a lower cost structure than our engineering organization, which, unless we also establish lower cost non-domestic operations, would give any such competitor’s products a competitive advantage over our solutions. There may be other providers of commercial solutions for systematic IC yield and performance enhancement of which we are not aware. We currently face indirect competition from the internal groups at IC companies and some direct competition from providers of yield management or prediction software such as Ponte Solutions, Predictions Software, Syntricity Inc., Spotfire Inc., Synopsys Inc. (through their acquisition of HPL Technologies), and Yield Dynamics, Inc., and process control software, such as Triant Holdings Inc., Straatum Processware Ltd., and MKS Instruments Inc. Some providers of yield management software or inspection equipment may seek to broaden their product offerings and compete with us. For example, KLA-Tencor has announced adding the use of test structures to one of their inspection product lines. In addition, we believe that the demand for solutions that address the need for better integration between the silicon design and manufacturing processes may encourage direct competitors to enter into our market. For example, large integrated organizations, such as IDMs, electronic design automation software providers, IC design service companies or semiconductor equipment vendors, may decide to spin-off a business unit that competes with us. Other potential competitors include fabrication facilities that may decide to offer solutions competitive with ours as part of their value proposition to their customers. In addition, Synopsys, Inc. now appears to offer directly competing DFM capability, while other EDA suppliers provide alternative DFM solutions that may compete for the same budgetary funds. If these potential competitors change the pricing environment or are able to attract industry partners or customers faster than we can, we may not be able to grow and execute our strategy as quickly or at all. In addition, customer preferences may shift away from our solutions as a result of the increase in competition.
We face operational and financial risks associated with international operations.
     We derive a majority of our revenue from international sales, principally from customers based in Asia. Revenue generated from customers in Asia accounted for 54% of total revenue in the three months ended March 31, 2007. During the three months ended March 31, 2006 revenue generated from customers in Asia was 49% of total revenue. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Asia. In addition, we have expanded our non-U.S. operations recently and plan to continue such expansion by establishing overseas subsidiaries, offices, or contractor relationships in locations, and when, deemed appropriate by our management. The success of our business is subject to risks inherent in doing business internationally, including third-party vendors that provide certain software quality assurance and other services having operations in the Middle East. These risks include:

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
     While we have been profitable in some prior quarters and certain fiscal years, we have experienced losses in the past and in the three months ended March 31, 2007 and the fiscal year ended December 31, 2006. We may not achieve and thereafter maintain profitability if our revenue increases more slowly than we expect or not at all. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $16.8 million as of March 31, 2007. We expect to continue to incur significant expenses in connection with:
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report on our management’s assessment of the design and effectiveness of our system of internal control over financial reporting as part of our Annual Report on Form 10-K. Our auditors are also required to attest to, and report on, our management’s assessment. In order to issue their report, our management is required to document both the design of our system of internal controls and our testing processes that support our management’s evaluation and conclusion. While our management has been able to conclude that our internal control over financial reporting has been effective in each of the last three years, during the course of future testing, we may identify deficiencies, including those arising from turnover of qualified personnel or arising as a result of acquisitions, which we may not be able to remediate in time to meet the continuing reporting deadlines imposed by Section 404 and the costs of which may harm our results of operations. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that our management can conclude on an ongoing basis that we have effective internal controls. We also may not be able to retain independent auditors with sufficient resources to attest to and report on our internal controls in a timely manner. Moreover, our auditors may not agree with our management’s future assessments and may deem our controls as ineffective if we are unable to remediate on a timely basis. If in the future we are unable to assert that we maintain effective internal controls, our investors could lose confidence in the accuracy and completeness of our financial reports that in turn could cause our stock price to decline.
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
     On October 31, 2006, we completed our acquisition of Si Automation S.A. Our success in realizing the strategic benefits and growth opportunities to be gained from incorporating the operations of Si Automation S.A. into PDF and the timing of this realization depend upon our successful integration of Si Automation S.A. The integration of Si Automation S.A. is a complex, costly and time-consuming process. The difficulties of combining our operations associated with this acquisition include:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(b) Use of Proceeds. Our first registration statement, filed on Form S-1 (Registration No. 333-43192) related to our initial public offering was declared effective by the SEC on July 26, 2001. There has been no change to the disclosure contained in our report on Form 10-K for the year ended December 31, 2006, as amended, with respect to the use of proceeds generated by our initial public offering.

     (c) Stock Repurchases. The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended March 31, 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
	Total		Shares (or Units)	Approximate Dollar
	Number of	Average	Purchased as	Value) of Shares (or
	Shares (or	Price Paid	Part of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs (1)	Plans or Programs(1)
Month #1 (January 1, 2007 through January 31, 2007)	—	—	—	$4,451,236
Month #2 (February 1, 2007 through February 28, 2007)	—	—	—	$4,451,236
Month #3 (March 1, 2007 through March 31, 2007)	—	—	—	$4,451,236

Total	—	—	—

(1)	On March 26, 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to $10.0 million of our outstanding common stock may be repurchased; the repurchase program has no set expiration or termination date. As of March 31, 2007, 550,521 shares had been repurchased under this program at a weighted average per share price of $10.08 and approximately $4.5 million remained available for repurchases.
Item 3. Defaults Upon Senior Securities.
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     None
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit
Number	Description
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc. *

3.02	Amended and Restated Bylaws of PDF Solutions, Inc. †

4.01	Specimen Stock Certificate**

4.02	Second Amended and Restated Rights Agreement dated July 6, 2001*

10.01	2001 Stock Plan and related agreements

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer and Vice President of Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.02	Certification the Chief Financial Officer and Vice President of Finance and Administration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

†	Incorporated by reference to PDF’s Report on Form 10-Q filed August 9, 2005 (File No. 000-31311).

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q/A and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2007	By:	/s/ JOHN K. KIBARIAN

John K. Kibarian
President and Chief Executive Officer

	By:	/s/ KEITH A. JONES

Keith A. Jones
Chief Financial Officer and Vice President of Finance

EXHIBIT INDEX

Exhibit
Number	Description
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.*

3.02	Amended and Restated Bylaws of PDF Solutions, Inc. †

4.01	Specimen Stock Certificate**

4.02	Second Amended and Restated Rights Agreement dated July 6, 2001*

10.01	2001 Stock Plan and related agreements

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer and Vice President of Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.02	Certification the Chief Financial Officer and Vice President of Finance and Administration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

†	Incorporated by reference to PDF’s Report on Form 10-Q filed August 9, 2005 (File No. 000-31311).

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q/A and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.