Form 10-Q
period 2007-06-30
PDF SOLUTIONS INC
filed 2007-08-09
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock as of August 3, 2007 was 28,156,414.

Item 1. Financial Statements.
PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except par values)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$35,652	$36,451
Short-term investments	18,300	16,402
Accounts receivable, net of allowance of $295 in 2007 and $294 in 2006	32,323	27,575
Prepaid expenses and other current assets	2,936	2,796
Deferred tax assets	2,231	2,581

Total current assets	91,442	85,805
Property and equipment, net	4,005	3,916
Goodwill	63,386	60,034
Intangible assets, net	16,179	13,605
Deferred tax assets	5,155	4,994
Other assets	474	503

Total assets	$180,641	$168,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$291	$302
Accounts payable	2,395	3,182
Accrued compensation and related benefits	4,704	3,325
Other accrued liabilities	5,245	3,843
Taxes payable	1,404	4,767
Deferred revenue	5,237	3,705
Billings in excess of recognized revenue	367	95

Total current liabilities	19,643	19,219
Long-term debt	1,130	1,198
Long-term taxes payable	5,145	—
Other liabilities	127	221

Total liabilities	26,045	20,638

Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued and outstanding 28,421 in 2007 and 27,948 in 2006	4	4
Additional paid-in-capital	175,895	167,323
Treasury stock at cost, 551 shares	(5,549)	(5,549)
Accumulated deficit	(17,483)	(13,890)
Accumulated other comprehensive income	1,729	331

Total stockholders’ equity	154,596	148,219

Total liabilities and stockholders’ equity	$180,641	$168,857

See notes to condensed consolidated financial statements

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenue:
Design-to-silicon-yield solutions:
Integrated solutions	$16,032	$10,477	$29,796	$22,706
Software licenses	1,776	1,794	5,261	4,406
Gain share	5,890	5,739	10,783	10,755

Total revenue	23,698	18,010	45,840	37,867

Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions:
Integrated solutions	7,082	6,645	14,790	13,074
Software licenses	27	29	86	40
Amortization of acquired technology	1,610	1,266	3,185	2,532

Total cost of design-to silicon-yield solutions	8,719	7,940	18,061	15,646

Gross margin	14,979	10,070	27,779	22,221
Operating expenses:
Research and development	8,797	6,871	17,167	13,127
Selling, general and administrative	6,645	4,866	12,489	9,822
Amortization of other acquired intangible assets	1,031	235	2,044	470

Total operating expenses	16,473	11,972	31,700	23,419

Loss from operations	(1,494)	(1,902)	(3,921)	(1,198)
Interest and other income, net	529	811	1,025	1,446

Income (loss) before taxes	(965)	(1,091)	(2,896)	248

Income tax provision (benefit)	(264)	(244)	160	827

Net loss	$(701)	$(847)	$(3,056)	$(579)

Net loss per share:
Basic and diluted	$(0.02)	$(0.03)	$(0.11)	$(0.02)

Weighted average common shares:
Basic and diluted	28,155	26,680	28,067	26,611

See notes to condensed consolidated financial statements

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Operating activities:
Net loss	$(3,056)	$(579)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	985	1,160
Stock-based compensation expense	3,783	3,954
Amortization of acquired intangible assets	5,261	3,002
Tax benefit related to stock-based compensation expense	76	513
Excess tax benefit from stock-based compensation expense	(26)	(265)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net of allowances	(4,748)	1,499
Prepaid expenses and other assets	(102)	10
Deferred taxes	(2,183)	(80)
Accounts payable	(987)	551
Accrued compensation and related benefits	(63)	(2,831)
Other accrued liabilities	(375)	(70)
Taxes payable	2,090	(206)
Deferred revenue	1,532	708
Billings in excess of recognized revenue	272	(1,524)

Net cash provided by operating activities	2,459	5,842

Investing activities:
Purchases of available-for-sale securities	(16,315)	(40,654)
Maturities and sales of available-for-sale securities	14,771	11,500
Purchases of property and equipment	(1,376)	(1,263)
Payments on businesses acquired, net of cash acquired	(1,883)	—

Net cash used in investing activities	(4,803)	(30,417)

Financing activities:
Proceeds from exercise of stock options	1,057	2,794
Proceeds from employee stock purchase plan	782	978
Principal payments on long-term obligations	(129)	(26)
Principal payments on notes to stockholders	(416)	—
Excess tax benefit from stock-based compensation expense	26	265

Net cash provided by financing activities	1,320	4,011

Effect of exchange rate changes on cash	225	44

Net decrease in cash and cash equivalents	(799)	(20,520)
Cash and cash equivalents, beginning of period	36,451	60,506

Cash and cash equivalents, end of period	$35,652	$39,986

Non-cash investing and financing activities:
Purchase price adjustments	$9	$—

Amount due to Fabbrix stockholders	$2,701	$—

Reversal of deferred stock compensation	$—	$27

Purchase of property and equipment on account	$10	$186

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Taxes	$228	$659

Interest	$24	$1

See notes to condensed consolidated financial statements

PDF SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
     Revenue from support and maintenance services is recognized ratably over the term of the support and maintenance contract, generally one year, while revenue from consulting, installation and training services is recognized as the services are performed. When bundled with software licenses in multiple element arrangements, support and maintenance, consulting (other than for our fixed price solution implementations), installation, and training revenue is allocated to each element of a transaction based upon its fair value as determined by the Company’s VSOE. VSOE is generally established for support and maintenance based upon negotiated renewal rates while VSOE for consulting, installation, and training is established based upon the Company’s customary pricing for such services when sold separately. When VSOE does not exist to allocate a portion of the total fee to the undelivered elements, the entire revenue, including license revenue, is recognized ratably over the term of the underlying element for which VSOE does not exist.

     Software Licenses — The Company also licenses its software products separately from its integrated solution implementations. In such cases revenue is recognized under the residual method when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and the arrangement does not require services that are essential to the functionality of the software. When arrangements include multiple elements such as support and maintenance, consulting (other than for our fixed price solution implementations), installation, and training, revenue is allocated to each element of a transaction based upon its fair value as determined by the Company’s VSOE and such services are recorded as integrated solutions. VSOE is generally established for support and maintenance based upon negotiated renewal rates while VSOE for consulting, installation and training services is established based upon the Company’s customary pricing for such services when sold separately. In multiple element arrangements for which VSOE does not exist, the entire revenue is recognized ratably over the term of the underlying element for which VSOE does not exist, and is recorded as integrated solutions revenue.
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
     Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense ratably over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
2. BUSINESS COMBINATIONS
     In May 2007, the Company completed the acquisition of Fabbrix, Inc., a development stage company and provider of silicon intellectual property designed to create highly manufacturable and area-efficient designs targeted for advanced technology nodes. With this acquisition, the Company has enhanced its strength in silicon characterization to enable a true co-optimization of the manufacturing fabric and the logic elements. Total cost for the acquisition was $6.2 million, which includes $2.7 million cash, 271,531 shares of the Company’s common stock valued at $2.9 million, and $606,000 in acquisition costs. In connection with the acquisition, approximately $405,000 in cash and 41,000 shares of common stock will be held in escrow as security against certain financial contingencies. The cash and shares held in escrow, less amounts deducted to satisfy contingencies will be released no later than on the 18 month anniversary of the acquisition. In connection with the acquisition, the Company recorded $2.2 million of goodwill and $7.8 million of identifiable intangible assets with a weighted average life of 5.4 years. As of June 30, 2007, the Company has not paid out the cash consideration. The Company expects to pay such consideration during the third fiscal quarter of 2007. The unaudited condensed consolidated financial statements for the second quarter and first six months of fiscal 2007 include the results of Fabbrix, Inc. since the date of acquisition.
     In addition to the initial cash and stock consideration, up to $14.0 million in earnout consideration will be paid to the selling stockholders if qualifying orders, received during the first twelve months following the closing date, are recognized as revenue during the forty-eight months following the closing date. Earnout consideration will consist of a combination of fifty percent of such amount as a cash payment and fifty percent of such amount as shares of PDF Solutions common stock. As the contingent consideration is based on future earnings, and is not determinable nor estimable at the date of acquisition, the additional consideration would be recorded only when it becomes determinable.

     The preliminary allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands, except amortization period):

	Amortization
	Period
Preliminary Allocation of Purchase Price	(Years)	Amount
Fair value of tangible assets		$406
Fair value of intangible assets:
Developed technology	5	6,430
Patent and applications	7	1,400
Goodwill	N/A	2,155

Total assets acquired		10,391
Deferred tax liability		(3,210)
Notes to stockholders		(416)
Accrued liabilities		(364)
Accounts payable		(219)

Total liabilities assumed		(4,209)

Total consideration, net		$6,182

     The Company paid off the notes to stockholders before June 30, 2007.
     The following unaudited pro forma consolidated financial data represents the combined results of operations as if Fabbrix had been combined with the Company at the beginning of the respective periods. This pro forma financial data includes the straight line amortization of intangibles over their respective estimated useful lives (in thousands, except per share data):

	Six Months Ended June 30,
	2007	2006
Revenue	$45,840	$37,867
Net loss	$(4,288)	$(1,196)
Pro forma net loss per share — basic and diluted	$(0.15)	$(0.04)
     The results do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the respective periods or the results of operations which may occur in future periods.
3. RECENT ACCOUNTING PRONOUNCEMENTS
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
     In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Entities choosing the fair value option would be required to recognize subsequent changes in the fair value of those instruments and other items directly in earnings. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No.159 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its financial statements.
4. INVESTMENTS
The following tables summarize the Company’s investments (in thousands):

		June 30, 2007
		Unrealized	Unrealized
	Amortized	Holding	Holding	Market
	Cost	Gains	Losses	Value
Commercial paper	$18,618	$1	$—	$18,619
Auction rate securities	5,050	—	—	5,050
Repurchase agreements	1,225	—	—	1,225
Money market funds	1,027	—	—	1,027

	$25,920	$1	$—	$25,921

Included in cash and cash equivalents				$7,621
Included in short-term investments				18,300

Total				$25,921

     As of June 30, 2007 and December 31, 2006 all securities held by the Company had a maturity of one year or less. Securities with original maturities when acquired less than or equal to 90 days were included in cash and cash equivalents. Securities with original maturities when acquired over 90 days were included in short-term investments.

		December 31, 2006
		Unrealized	Unrealized
	Amortized	Holding	Holding	Market
	Cost	Gains	Losses	Value
Commercial paper	$13,307	$1	$—	$13,308
Auction rate securities	5,050	—	—	5,050
Corporate bonds and notes	1,984	—	(1)	1,983
Money market funds	23,744	—	—	23,744

	$44,085	$1	$(1)	$44,085

Included in cash and cash equivalents				$27,683
Included in short-term investments				16,402

Total				$44,085

5. ACCOUNTS RECEIVABLE
     Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $8.4 million and $7.8 million as of June 30, 2007 and December 31, 2006, respectively.
6. NET INCOME (LOSS) PER SHARE
     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted net income (loss) per share reflects the weighted average common shares outstanding plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases where the effect would be anti-dilutive. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net loss	$(701)	$(847)	$(3,056)	$(579)

Denominator:
Weighted average common shares outstanding	28,155	26,680	28,067	26,611
Dilutive items:
Stock options outstanding	—	—	—	—

Denominator for diluted computation	28,155	26,680	28,067	26,611

Net loss per share — basic and diluted	$(0.02)	$(0.03)	$(0.11)	$(0.02)

     The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Common stock options	6,854	5,609	6,724	5,604

7. COMPREHENSIVE INCOME (LOSS)
     The components of comprehensive loss are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net loss	$(701)	$(847)	$(3,056)	$(579)
Unrealized loss on short term investments	(1)	(11)	1	(41)
Foreign currency translation adjustments	286	35	1,397	49

Comprehensive loss	$(416)	$(823)	$(1,658)	$(571)

8. GOODWILL AND PURCHASED INTANGIBLE ASSETS
     SFAS No. 142, Goodwill and Other Intangible Assets, requires goodwill to be tested for impairment on an annual basis (or more frequently if indicators of impairment exist) and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company last completed its annual impairment test on December 31, 2006 and concluded that goodwill was not impaired.
     The following table provides information relating to the intangible assets and goodwill as of June 30, 2007 and December 31, 2006 (in thousands):

		December 31,					June 30,
	Amortization	2006		Purchase		Foreign	2007
	Period	Net Carrying		Price		Currency	Net Carrying
	(Years)	Amount	Acquisition	Adjustments	Amortization	Translation	Amount
Goodwill	N/A	$60,034	$2,155	$(34)	$—	$1,231	$63,386

Acquired identifiable intangibles:
Acquired technology	4 - 5	$7,901	$6,430	$—	$(3,185)	$—	$11,146
Brand name	4	822	—	—	(314)	—	508
Customer relationships and backlog	1 - 6	4,362	—	—	(1,492)	—	2,870
Patent and applications	7		1,400	—	(17)	—	1,383
Other acquired intangibles	4	520	—	—	(253)	5	272

Total		$13,605	$7,830	$—	$(5,261)	$5	$16,179

		December 31,					December 31,
	Amortization	2005		Purchase		Foreign	2006
	Period	Net Carrying		Price		Currency	Net Carrying
	(Years)	Amount	Acquisitions	Adjustments	Amortization	Translation	Amount
Goodwill	N/A	$39,886	$21,071	$(923)	$—	$—	$60,034

Acquired identifiable intangibles:
Acquired technology	4	$8,221	$4,950	$—	$(5,270)	$—	$7,901

Brand name	4	833	510	—	(521)	—	822

Customer relationships and backlog	1 - 6	—	4,860	—	(498)	—	4,362

Other acquired intangibles	4	733	255	—	(477)	9	520

Total		$9,787	$10,575	$—	$(6,766)	$9	$13,605

     During the six months ended June 30, 2007, the Company recorded adjustments to goodwill of $34,000 related to the assumption of certain liabilities in connection with the acquisition of Si Automation S.A., and of $1.2 million related the effect of changes in exchange rates associated with recorded goodwill. During the same period, the Company made final net payments of $1.9 million that were previously accrued as part of the purchase.
     In 2006, the Company recorded a non-cash adjustment of $923,000 relating to the reduction of a valuation allowance established for deferred tax assets that were assumed in connection with the Company’s acquisition of IDS Software Inc. in 2003. Such adjustment resulted in a decrease in goodwill.
     The Company expects the annual amortization of acquired intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2007 (six-month period)	$3,373
2008	3,293
2009	3,293
2010	3,028
2011	1,861
2012 and thereafter	1,331

Total	$16,179

9. INCOME TAXES
     Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. As a result of the implementation of FIN 48, the Company recognized a $308,000 decrease in net liabilities for unrecognized tax benefits. This was accounted for as an adjustment to the beginning balance of the accumulated deficit on the balance sheet. As the Company does not anticipate recognizing these tax benefits over the next twelve months, it has reclassified these liabilities as long term. Prior to the adoption of FIN 48, the Company recorded its tax exposure as short term liabilities.
     As of the date of adoption and as of June 30, 2007, the Company’s unrecognized tax benefits totaled approximately $4.4 million and $5.1 million, respectively. The entire amount of unrecognized tax benefits, if recognized, would favorably affect the effective tax rate in any future period.
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
     Interest and penalties related to unrecognized tax benefits are recognized in income tax expense in the consolidated statements of operations. At the date of adoption and as of June 30, 2007, $309,000 and $439,000, respectively, of accrued interest was included in long-term taxes payable on the consolidated balance sheet.
     As of June 30, 2007, the Company believes it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase over the next twelve months. However, at this time the Company is unable to estimate the range of such possible change in unrecognized tax benefits.
     As of May 1, 2007, the Company has decided to no longer reinvest indefinitely its undistributed earnings in its French subsidiary.
10. STOCKHOLDERS’ EQUITY
     Effective January 1, 2006, the Company adopted the provisions of SFAS No.123R. Stock-based compensation expenses before taxes related to the Company’s ESPP and stock-option plans were allocated as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Cost of design-to-silicon yield solutions	$478	$455	$970	$1,076
Research and development	615	568	1,178	1,186
Selling, general and administrative	852	764	1,635	1,692

Stock-based compensation before income taxes	$1,945	$1,787	$3,783	$3,954

     The Company estimated the fair value of share-based payments using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions and weighted average fair values:
Stock Plans:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Expected life (in years)	6.05	4.26	6.05	4.26
Volatility	59.9%	58.1%	60.0%	58.3%
Risk-free interest rate	4.95%	4.94%	4.93%	4.78%
Expected dividend	—	—	—	—
Weighted average fair value of options granted during the period	$6.33	$6.93	$6.41	$7.93

Employee Stock Purchase Plan:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Expected life (in years)	0.98	1.21	0.98	1.21
Volatility	50.0%	49.5%	50.0%	49.5%
Risk-free interest rate	5.21%	3.35%	5.21%	3.35%
Expected dividend	—	—	—	—
Weighted average fair value of employee stock	$4.36	$4.32	$4.36	$4.32
     As of June 30, 2007, the Company has in effect the following stock-based compensation plans:
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
     Stock option activity under the Company plans as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
	Options	per Share	Term (years)	(in 000’s)
Outstanding, January 1, 2007	6,664,094	$12.11
Granted	494,500	10.60
Exercised	(124,457)	8.52
Forfeited or expired	(179,884)	13.32

Outstanding at June 30, 2007	6,854,253	12.03	7.32	$8,241

Vested and expected to vest	6,407,551	11.94	7.20	$8,099

Exercisable at June 30, 2007	3,648,898	10.83	5.93	$7,166

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value based on the Company’s closing stock price of $11.83 as of June 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.
     The total intrinsic value of options exercised during the six months ended June 30, 2007 was $468,000.
     Nonvested options as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

	Number of	Weighted Average
	Options	Grant Date Fair Value
Nonvested, January 1, 2007	3,244,835	$7.84
Granted	494,500	6.41
Vested	(454,625)	6.83
Forfeited	(79,355)	7.48

Nonvested at June 30, 2007	3,205,355	7.74

     As of June 30, 2007, there was $15.9 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.91 years. The total fair value of shares vested during the six months ended June 30, 2007 was $3.1 million.
     Employee Stock Purchase Plan — In July 2001, the Company adopted an Employee Stock Purchase Plan, (“Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month offering period. For the six months ended June 30, 2007, the purchase plan compensation expense was $339,000.
     Stock repurchase program — In February 2003, the Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock in the open market. As of June 30, 2007, the Company has repurchased 550,521 shares at a weighted average price of $10.08 per share for a total cost of $5.5 million. Under this authorization, the Company may continue to make additional stock repurchases from time to time, depending on market conditions, stock price and other factors. At June 30, 2007, $4.5 million remained available under the program to repurchase additional shares.
11. CUSTOMER AND GEOGRAPHIC INFORMATION
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
     The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Customer	2007	2006	2007	2006
A	19%	15%	17%	13%
B	15%	32%	16%	31%
C	5%	13%	7%	11%
     The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	June 30, 2007	December 31, 2006
A	17%	12%
B	14%	18%
D	11%	10%
E	5%	12%
     Revenues from customers by geographic area are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Asia	$11,997	$8,401	$24,027	$18,230
United States	5,565	7,621	13,040	16,489
Europe	6,136	1,988	8,773	3,148

Total	$23,698	$18,010	$45,840	$37,867

     As of June 30, 2007 and December 31, 2006 long-lived assets related to PDF SAS (formerly SIA), located in France, totaled $30.3 million and $31.5 million, respectively, of which $29.9 million and $30.9 million, respectively, relate to acquired intangible assets and goodwill. As of June 30, 2007 and December 31, 2006, long-lived assets related to PDF Solutions GmbH (formerly AISS), located in Germany, totaled $813,000 and $876,000, respectively, of which $659,000 and $659,000, respectively, relate to acquired intangible assets and goodwill. The majority of the Company’s remaining long-lived assets are in the United States.
12. SIGNIFICANT RELATED PARTY TRANSACTIONS
     Immediately prior to the merger with Fabbrix, Inc. (the “Merger”), Mr. Lucio L. Lanza, a director and the Chairman of the Board of the Company, served as President, Chief Executive Officer and Chairman of the Board of Fabbrix. Mr. Lanza also held shares of capital stock of Fabbrix, both individually and through his venture capital firm, Lanza techVentures. In connection with the Merger, Mr. Lanza received $353,000 in cash and 35,722 shares of the Company’s common stock in exchange for his Fabbrix shares, and will be eligible to receive up to an additional $2.1 million worth of earnout consideration. Lanza techVentures received $1.2 million in cash and 121,720 shares of the Company’s common stock at the closing of the Fabbrix acquisition (the “Closing”) in exchange for its Fabbrix shares, and will be eligible to receive up to an additional $5.4 million worth of earnout consideration. In addition, out of the merger consideration, Lanza techVentures received from Fabbrix $519,000 in cash as repayment of certain bridge loans previously made to Fabbrix. To consider a transaction with Fabbrix, the Registrant’s Board established a special committee consisting exclusively of independent directors (the “Special Committee”). The Special Committee reviewed, evaluated and directed the negotiation of the transaction and the Merger Agreement and recommended to the Company’s Board that the Company enter into the Merger Agreement. Mr. Lanza did not participate on behalf of the Company in any actions with respect to the transaction and the Merger Agreement, and did not participate in any deliberations or other activities of the Special Committee.
     In view of the Nasdaq independent director rules and other applicable requirements, the Board has determined that Mr. Lanza is no longer independent under those rules and therefore, Mr. Lanza has resigned from the Audit, Compensation, and Nominating and Corporate Governance Committees of the Company’s Board effective at the Closing. Mr. Lanza continues to serve as Chairman of the Company’s Board. The Company has replaced Mr. Lanza with other independent Board Members to fill the vacancies on the Company’s Audit, Compensation, and Nominating and Corporate Governance. The Company’s Board has also appointed a Lead Independent Director.
     Andrzej Strojwas, the Company’s Chief Technologist was a stockholder of Fabbrix immediately prior to the Merger. In connection with the Merger, Mr. Strojwas received $53,000 in cash and 5,402 shares of the Registrant’s common stock, and will be eligible to receive up to an additional $311,000 worth of earnout consideration.
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
Overview
     Our technologies and services enable semiconductor companies to improve the yield and performance of integrated circuits, or ICs, by integrating the design and manufacturing processes and better controlling equipment during mass production. Our solutions are designed to improve a semiconductor company’s time-to-market and yield and, thus, product profitability. Our solutions combine proprietary manufacturing process simulation software, yield and performance modeling software, design-for-manufacturability IP and software, test chips, a proprietary electrical wafer test system, yield and performance enhancement methodologies, yield management systems, process control system software, and professional services. We analyze yield loss mechanisms to identify, quantify and correct the issues that cause yield loss, as an integral part of the IC design process. This drives IC design and manufacturing improvements that enable our customers to have higher initial yields and achieve and exceed targeted IC yield and performance throughout product life cycles. Our solution is designed to increase the initial yield when a design first enters a manufacturing line, to increase the rate at which that yield improves, and to allow subsequent product designs to be added to manufacturing lines more quickly and easily.
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
     From our incorporation in 1992 through late 1995, we were primarily focused on research and development of our proprietary manufacturing process simulation and yield and performance modeling software. From late 1995 through late 1998, we continued to refine and sell our software, while expanding our offering to include yield and performance improvement consulting services. In late 1998, we began to sell our software and consulting services, together with our newly developed proprietary technologies, as Design-to-Silicon-Yield solutions, reflecting our current business model. In April 2000, we expanded our research and development team and gained additional technology by acquiring AISS, now operating as PDF Solutions, GmbH, which continues to develop software and provide development services to the semiconductor industry. In July 2001, we completed the initial public offering of our common stock. In 2003, we enhanced our product and service offerings through the acquisitions of IDS and WaferYield. In 2006, we complemented our technology offering by acquiring Si Automation S.A. and adding its FDC software capabilities to our integrated solution offering. In 2007, we added intellectual property building blocks for logic design technology by acquiring Fabbrix, Inc.
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
Financial Highlights
     Financial highlights for the three months ended June 30, 2007 were as follows:
•	Total revenue for the three months ended June 30, 2007 was $23.7 million, a increase of 32% compared to the three months ended June 30, 2006. Revenue from Design-to-Silicon-Yield solutions for the three months ended June 30, 2007 increased to $17.8 million compared to $12.3 million for the three months ended June 30, 2006. The change was primarily a result of increases in revenues related to Integrated Solutions of $5.6 million over the three months ended June 30, 2006. Gain share revenue for the three months ended June 30, 2007 increased slightly to $5.9 million from $5.7 million for the three months ended June 30, 2006. Our gain share revenue may continue to fluctuate from quarter to quarter as a result of each customer’s contractual performance measures for achieving gain share as well as each customer’s production volumes in any given period.

•	Net loss for the three months ended June 30, 2007 was $701,000, compared to net loss of $847,000 for the three months ended June 30, 2006. The decrease in net loss was primarily attributable to the increase in revenue coupled with a higher gross margin, which was partially offset by the increases in operating expenses and amortization of acquired intangible assets, both as a result of the acquisitions of Si Automation S.A. in October 2006 and Fabbrix, Inc. in May 2007. The gross margin for the three months ended June 30, 2007 was 63% of the total revenue, an increase from 56% for the three months ended June 30, 2006 as a result from improved service margins on Integrated Solutions, and generally, a more favorable mix of overall revenue elements.

•	Net loss per basic and diluted share was $0.02 for the three months ended June 30, 2007 compared to net loss per basic and diluted share of $0.03 for the three months ended June 30, 2006.
     Financial highlights for the six months ended June 30, 2007 were as follows:
•	Total revenue for the six months ended June 30, 2007 was $45.8 million, a increase of 21% compared to the six months ended June 30, 2006. Revenue from Design-to-Silicon-Yield solutions for the six months ended June 30, 2007 increased to $35.1 million compared to $27.1 million for the six months ended June 30, 2006. The change was a result of increases in revenues related to both Integrated Solutions and Software Licenses of $7.1 million and $855,000, respectively, over the six months ended June 30, 2006. Gain share revenue remained flat at $10.8 million for both the six months ended June 30, 2007 and June 30, 2006.

•	Net loss for the six months ended June 30, 2007 was $3.1 million, compared to net loss of $579,000 for the six months ended June 30, 2006. The net loss was primarily attributable to increases in operating expenses and amortization of acquired intangible assets, both primarily the result of the acquisition of Si Automation S.A. in October 2006.

•	Net loss per basic and diluted share was $0.11 for the six months ended June 30, 2007 compared to net loss per basic and diluted share of $0.02 for the six months ended June 30, 2006, an increase of $0.09 per diluted share.

•	Cash, cash equivalents and short-term investments increased by $1.1 million from $52.9 million at December 31, 2006 to $54.0 million as of June 30, 2007. Net cash provided by operating activities for the six months ended June 30, 2007 totaled $2.5 million. Net cash used in investing activities for the six months ended June 30, 2007 included $1.9 million as final payments for our acquisition of Si Automation S.A. and $1.4 million to purchase property and equipment. Net cash provided by financing activities for the six months ended June 30, 2007 totaled $1.3 million and was primarily related to the exercise of stock options and purchases under the employee stock purchase plan, partially offset by $545,000 in debt payments. The fluctuations in foreign exchange rates favorably impacted our cash balance by $225,000.
Critical Accounting Policies
     Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to the condensed consolidated financial statements, accompanying this Quarterly Report on Form 10-Q, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods that we use. For a more detailed discussion of our accounting policies and methods, please refer to our Form 10-K for the year ended December 31, 2006.
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
Revenue Recognition
     We derive revenue from two sources: Design-to-Silicon-Yield solutions and gain share. We recognize revenue in accordance with the provisions of American Institute of Certified Public Accountants’ SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and SOP No. 97-2, Software Revenue Recognition, as amended.
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
     Revenue from support and maintenance services is recognized ratably over the term of the support and maintenance contract, generally one year, while revenue from consulting, installation and training services is recognized as the services are performed. When bundled with software licenses in multiple element arrangements, support and maintenance, consulting (other than for our fixed price solution implementations), installation, and training revenue is allocated to each element of a transaction based upon its fair value as determined by our VSOE. VSOE is generally established for support and maintenance based upon negotiated renewal rates while VSOE for consulting, installation, and training is established based upon our customary pricing for such services when sold separately. When VSOE does not exist to allocate a portion of the total fee to the undelivered elements, the entire revenue, including license revenue, is recognized ratably over the term of the underlying element for which VSOE does not exist.
     Software Licenses — We also license our software products separately from our integrated solution implementations. In such cases revenue is recognized under the residual method when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and the arrangement does not require services that are essential to the functionality of the software. When arrangements include multiple elements such as support and maintenance, consulting (other than for our fixed price solution implementations), installation, and training, revenue is allocated to each element of a transaction based upon its fair value as determined by our VSOE and such services are recorded as integrated solutions. VSOE is generally established for support and maintenance based upon negotiated renewal rates while VSOE for consulting, installation and training services is established based upon our customary pricing for such services when sold separately. In multiple element arrangements for which VSOE does not exist, the entire revenue is recognized ratably over the term of the underlying element for which VSOE does not exist, and is recorded as integrated solutions revenue.
     Gain Share — Gain share revenue represents profit sharing and performance incentives earned based upon our customers reaching certain defined operational levels. Upon achieving such operational levels, we receive either a fixed fee and/or variable fee based on the units manufactured by the customer. Due to the uncertainties surrounding attainment of such operational levels, we recognize gain share revenue (to the extent of completion of the related solution implementation contract) upon receipt of performance reports or other related information from our customers supporting the determination of amounts and probability of collection. Gain share revenue is dependent on many factors which are outside our control, including among others, continued production of the related ICs by our customers, sustained yield improvements by our customers and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing gain share provisions.
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
Goodwill and Acquired Intangible Assets
     As of June 30, 2007, we had $63.4 million of goodwill and $16.2 million of intangible assets. In valuing our goodwill and intangible assets, we must make assumptions regarding estimated future cash flows to be derived from the acquired assets. If actual results are different from these estimates, we may be required to record impairment charges for these assets, which would have a material adverse effect on our operating results. We evaluate goodwill for impairment pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. We have selected December 31 as the date upon which to perform our annual testing for impairment. As of December 31, 2006, we completed our last annual testing requirements and determined that the carrying value of goodwill had not been impaired.
     We are currently amortizing our acquired intangible assets over estimated useful lives of 1 to 7 years, which are based on the estimated period of benefit to be delivered from such assets. However, a decrease in the estimated useful lives of such assets would cause additional amortization expense or an impairment of such assets in future periods.

Realization of Deferred Tax Assets
     Realization of deferred tax assets is dependent on our ability to generate future taxable income and utilize tax planning strategies. We have recorded a deferred tax asset in the amount that is more likely than not to be realized based on current estimations and assumptions. We evaluate the need for a valuation allowance on a quarterly basis. Any resulting changes to the valuation allowance will result in an adjustment to income in the period the determination is made. As of June 30, 2007 and December 31, 2006, the Company had not recorded a valuation allowance against its deferred tax assets.
Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense ratably over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
Results of Operations
     The following table sets forth, for periods indicated, the percentage of total revenue represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Design-to-silicon-yield solutions
Integrated solutions	68%	58%	65%	60%
Software licenses	7	10	11	12
Gain share	25	32	24	28

Total revenue	100	100	100	100

Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions
Integrated solutions	30	37	32	35
Software licenses	—	—	—	—
Amortization of acquired technology	7	7	7	7

Total cost of design-to silicon-yield solutions	37	44	39	42

Gross margin	63	56	61	58
Operating expenses:
Research and development	37	39	38	35
Selling, general and administrative	28	27	28	26
Amortization of other acquired intangible assets	4	1	4	1

Total operating expenses	69	67	70	62

Loss from operations	(6)	(11)	(9)	(4)
Interest and other income, net	2	5	2	4

Loss before taxes	(4)	(6)	(7)	0
Income tax provision (benefit)	(1)	(1)	—	2

Net loss	(3)%	(5)%	(7)%	(2)%

Comparison of the Three Months Ended June 30, 2007 and 2006

					Three Months Ended June 30,
					2007	2006
	Three Months Ended June 30,		$	%	% of	% of
Revenue	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Design-to-silicon-yield solutions
Integrated solutions	$16,032	$10,477	$5,555	53%	68%	58%
Software licenses	1,776	1,794	(18)	(1)%	7%	10%
Gain share	5,890	5,739	151	3%	25%	32%

Total	$23,698	$18,010	$5,688	32%	100%	100%

     Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue is derived from integrated solutions (including solution implementations, software support and maintenance and training service) and software licenses provided during our customer yield improvement engagements and solution product sales.
     Integrated Solutions. The increase in integrated solutions revenue of $5.6 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was primarily attributable to increases in software related integration services, maintenance revenues and solution implementations. Our integrated solutions revenue may fluctuate in the future and is dependent on a number of factors including our ability to obtain new customers at emerging technology nodes and our ability to estimate costs associated with such contracts, as well as our customers’ willingness to renew their software maintenance contracts.
     Software Licenses. Software licenses revenue decreased by $18,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Software license revenue may fluctuate in the future and is dependent upon a number of factors including the semiconductor industry’s acceptance of our products, our ability to attract new customers and further penetration of our current customer base.
     Gain Share. Gain share revenue represents profit sharing and performance incentives earned based upon our customer reaching certain defined operational levels. Gain share revenue increased by $151,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily as a result of higher wafer fees earned on gain share contracts which were partially offset by customer wafer volume decreases. We expect our gain share revenue will fluctuate from period to period. Our continued receipt of gain share revenue is dependent on many factors that are outside of our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing gain share provisions.

					Three Months Ended June 30,
					2007	2006
	Three Months Ended June 30,		$	%	% of	% of
Cost of Design-to-Silicon Yield Solutions	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Direct costs of design-to-silicon- yield solutions:
Integrated solutions	$7,082	$6,645	$437	7%	30%	37%
Software licenses	27	29	(2)	(7)%	—	—
Amortization of acquired technology	1,610	1,266	344	27%	7%	7%

Total	$8,719	$7,940	$779	10%	37%	44%

     Direct Costs of Design-to-Silicon-Yield Solutions. Direct costs of Design-to-Silicon-Yield solutions consists of costs incurred to provide and support our integrated solutions and costs recognized in connection with licensing our software.
     Integrated Solutions. Integrated solutions costs consist of material, labor, stock-based compensation, and overhead costs associated with solution implementations and software support. Costs include purchased materials, employee compensation and benefits, travel and facilities-related costs. The increase in direct cost of $437,000 is primarily due to the acquisition of Si Automation S.A. in October 2006, an increase in personnel expenses incurred as a result of increased staffing and increased travel expenses, all of which were partially offset by a decrease in distribution of our pdFastest products. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different from those anticipated when the contract was executed. Any such reductions in contract margin could have a material negative impact on our operating results.
     Software Licenses. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products and expenses incurred to produce and distribute our product documentation. The direct costs of Design-to-Silicon-Yield solutions software licenses remained steady for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. We expect the cost of software licenses to fluctuate in the future as a result of royalties and license fees paid for third-party applications incorporated in our software products.
     Amortization of Acquired Technology. Amortization of acquired technology consists of the amortization of intangibles acquired as a result of certain business combinations. The amortization of acquired technology expense increased $344,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, as a result of the acquisition of Si Automation S.A. in

October 2006 and Fabbrix, Inc. in May 2007. We anticipate amortization of acquired technology to be $2.0 million for the remaining six months in 2007, $2.5 million in 2008, $2.5 million in 2009 and $2.3 million in 2010.

					Three Months Ended June 30,
					2007	2006
	Three Months Ended June 30,		$	%	% of	% of
Research and Development	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$8,797	$6,871	$1,926	28%	37%	39%

     Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, stock-based compensation, outside development services, travel and facilities cost allocations. The increase in research and development expenses of $1.9 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was primarily the result of the acquisition of Si Automation S.A. in October 2006, coupled with third-party developer costs for product development strategic initiatives. We anticipate that we will continue to commit considerable resources to research and development in the future and that these expenses may increase in absolute dollars.

					Three Months Ended June 30,
					2007	2006
	Three Months Ended June 30,		$	%	% of	% of
Selling, General and Administrative	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$6,645	$4,866	$1,779	37%	28%	27%

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, fees for legal and accounting services, stock-based compensation, marketing communications, travel and facilities cost allocations. The increase in selling, general and administrative expenses of $1.8 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was primarily due to increased operating costs as a result of the acquisition of Si Automation S.A. in October 2006, and to a lesser extent to increases in outside sales commissions, accounting and tax services, and trade show expenses, partially offset by lower legal fees. We expect that selling, general and administrative expenses will increase in absolute dollars to support increased selling and administrative efforts in the future.

					Three Months Ended June 30,
					2007	2006
	Three Months Ended June 30,		$	%	% of	% of
Amortization of Other Acquired Intangible Assets	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Amortization of other acquired intangible assets	$1,031	$235	$796	339%	4%	1%

     Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of the amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets for the three months ended June 30, 2007 increased $796,000 compared to the three months ended June 30, 2006 as a result of the acquisition of Si Automation S.A. in October 2006 and Fabbrix, Inc. in May 2007. We anticipate amortization of these other acquired intangible assets to decrease in future periods as certain intangible assets will become fully amortized during 2007.

					Three Months Ended June 30,
					2007	2006
	Three Months Ended June 30,		$	%	% of	% of
Interest and Other Income, net	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and other income, net	$529	$811	$(282)	(35)%	2%	5%

     Interest and Other Income, net. The decrease in interest and other income, net of $282,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was primarily due to lower average cash and cash equivalent balances and short term investments during the period as a result of payments made in connection with the acquisition of Si Automation S.A.

					Three Months Ended June 30,
					2007	2006
	Three Months Ended June 30,		$	%	% of	% of
Income Tax Provision	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Income tax provision	$(264)	$(244)	$(20)	8%	(1)%	(1)%

     Income Tax Provision. The income tax benefit remained flat for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, as a result of a slight decrease in taxable income and the change in applicable effective tax rates.
Comparison of the Six Months Ended June 30, 2007 and 2006

	Six Months Ended June 30,				Six Months Ended June 30,
					2007	2006
			$	%	% of	% of
Revenue	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Design-to-silicon-yield solutions:
Integrated solutions	$29,796	$22,706	$7,090	31%	65%	60%
Software licenses	5,261	4,406	855	19%	11%	12%
Gain share	10,783	10,755	28	—	24%	28%

Total	$45,840	$37,867	$7,973	21%	100%	100%

     Design-to-Silicon-Yield Solutions.
     Integrated Solutions. The increase in integrated solutions revenue of $7.1 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily attributable to an increase in software related integration services and maintenance revenues.
     Software Licenses. The increase in software licenses revenue of $855,000 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was due to greater adoption of our software applications by new and existing customers and the addition of new software offerings as a result of the acquisition of Si Automation S.A. in October 2006.
     Gain Share. Gain share revenue increased slightly by $28,000 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily as a result of higher wafer fees earned on gain share contracts which was partially offset by customer wafer volume decreases. We expect our gain share revenue will fluctuate from period to period.

	Six Months Ended June 30,				Six Months Ended June 30,
					2007	2006
			$	%	% of	% of
Cost of Design-to-Silicon Yield Solutions	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Direct costs of design-to-silicon- yield solutions:
Integrated solutions	$14,790	$13,074	$1,716	13%	32%	35%
Software licenses	86	40	46	115%	—	—
Amortization of acquired technology	3,185	2,532	653	26%	7%	7%

Total	$18,061	$15,646	$2,415	15%	39%	42%

     Direct Costs of Design-to-Silicon-Yield Solutions.
     Integrated Solutions. The increase in direct costs of Design-to-Silicon-Yield integrated solutions of $1.7 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily attributable to increased expenses in France as a result of the acquisition of Si Automation S.A. in October 2006, and to increased personnel expenses, increased expenses associated with outside consultants and increased expenses for travel within the United States.
     Software Licenses. The increase in direct costs of Design-to-Silicon-Yield solutions software licenses of $46,000 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was attributable to an increase in third party software license fees and royalties resulting from increased license seat sales.

     Amortization of Acquired Technology. The amortization of acquired technology expense increased $653,000 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, as a result of the acquisitions of Si Automation S.A. in October 2006 and Fabbrix, Inc. in May 2007.

	Six Months Ended June 30,				Six Months Ended June 30,
					2007	2006
			$	%	% of	% of
Research and Development	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$17,167	$13,127	$4,040	31%	38%	35%

     Research and Development. The increase in research and development expenses of $4.0 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to the acquisition of Si Automation S.A. in October 2006, and to a lesser extent to increases in personnel costs resulting from staffing increases and third party development costs associated with product development strategic initiatives.

	Six Months Ended June 30,				Six Months Ended June 30,
					2007	2006
			$	%	% of	% of
Selling, General and Administrative	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$12,489	$9,822	$2,667	27%	28%	26%

     Selling, General and Administrative. The increase in selling, general and administrative expenses of $2.7 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to increased operating costs as a result of the acquisition of Si Automation S.A. in October 2006, coupled with increases in outside sales commissions, accounting and tax services, and trade show expenses.

	Six Months Ended June 30,				Six Months Ended June 30,
					2007	2006
Amortization of Other			$	%	% of	% of
Acquired Intangible Assets	2007	2006	Change	Change	Revenue	Revenue

(In thousands, except for %’s)
Amortization of other acquired intangible assets	$2,044	$470	$1,574	335%	4%	1%

     Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets for the six months ended June 30, 2007 increased $1.6 million compared to the six months ended June 30, 2006 primarily as a result of the acquisition of Si Automation S.A.

	Six Months Ended June 30,				Six Months Ended June 30,
					2007	2006
			$	%	% of	% of
Interest and Other Income, net	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and other income, net	$1,025	$1,446	$(421)	(29)%	2%	4%

     Interest and Other Income, Net. The decrease in interest and other income, net of $421,000 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to lower average cash and cash equivalent balances and short term investments during the period as a result of payments made in connection with the acquisition of Si Automation S.A.

	Six Months Ended June 30,				Six Months Ended June 30,
					2007	2006
			$	%	% of	% of
Income Tax Provision	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Income tax provision	$160	$827	$(667)	(81)%	0%	2%

     Income Tax Provision. The income tax provision decreased $667,000 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to the decrease in taxable income and the change in applicable effective tax rates.

Liquidity and Capital Resources
     Net cash provided by operating activities was $2.5 million for the six months ended June 30, 2007 compared to net cash provided by operating activities of $5.8 million for the six months ended June 30, 2006. After adjusting the net loss of $3.1 million by the amortization of acquired intangible assets of $5.3 million, depreciation and amortization of $985,000, stock-based compensation of $3.8 million, the tax benefit related to stock-based compensation plans of $76,000, and the excess tax benefit from stock-based compensation of $26,000, our adjusted results provided approximately $7.0 million in cash. Net cash used was the result of increases in accounts receivable of $4.7 million, prepaid expenses and other assets of $102,000, and deferred taxes of $2.2 million, and decreases in accounts payable of $987,000, accrued compensation and related benefits of $63,000, and other accrued liabilities of $375,000, partially offset by increases in taxes payable of $2.1 million, deferred revenue of $1.5 million, and billings in excess of recognized revenue of $272,000. The increases in accounts receivable, and billings in excess of recognized revenue were due to increased revenues during the period as well as the timing of billing milestones specified in the contract agreements. The decreases in accounts payable and other accrued liabilities were due to the timing of vendor payments. The increase in deferred revenue was primarily due to renewals of software support and maintenance contracts. The increase in taxes payable was due to the expected taxable income for the year and the increase in uncertain tax benefits related to tax credits earned during the period. The increase in deferred taxes was due to additional tax credits earned during the period.
     Net cash used in investing activities decreased to $4.8 million for the six months ended June 30, 2007 from $30.4 million for the six months ended June 30, 2006. The decrease was primarily the result of a decrease in net purchases of securities available-for-sale (purchases less securities sold and held to maturity) to $1.5 million for the six months ended June 30, 2007 from $29.1 million for the six months ended June 30, 2006 as a result of our initial implementation of our new cash management strategy during the six months ended June 30, 2006. Investing activities for the six months ended June 30, 2007 also included $1.9 million for final net payments associated with the acquisition of Si Automation S.A compared to the six months ended June 30, 2006 when there were no acquisitions. In both periods, investing activities included purchases of property and equipment, principally computer hardware and software, of $1.4 million and $1.3 million during the six months ended June 30, 2007 and June 30, 2006, respectively.
     Net cash provided by financing activities was $1.3 million for the six months ended June 30, 2007 compared to $4.0 million for the six months ended June 30, 2006. Net cash provided by financing activities during the six months ended June 30, 2007 primarily consisted of $1.1 million in proceeds from the exercise of employee stock options and $782,000 in proceeds from the issuance of shares under the Employee Stock Purchase Plan, partially offset by $545,000 in debt payments. Net cash provided by financing activities during the six months ended June 30, 2006 primarily consisted of $2.8 million in proceeds from the exercise of employee stock options, $978,000 in proceeds from the issuance of shares under the Employee Stock Purchase Plan, and $265,000 in excess tax benefit derived from stock-based compensation.
     As of June 30, 2007, our working capital was $71.8 million, compared with $66.6 million as of December 31, 2006. Cash and cash equivalents, and short term investments as of June 30, 2007 were $54.0 million compared to $52.9 million as of December 31, 2006, a decrease of $1.1 million. We expect to experience growth in our overall expenses, as we continue to execute our business plan. As a result, we anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to fund potential investments in, or acquisitions of, complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.
     We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities. Additionally, we have not entered into any derivative contracts. As of June 30, 2007, we had no foreign currency contracts outstanding.

     The following table summarizes our known contractual obligations as of June 30, 2007 (in thousands):

	Payments due by period
	2007
	(Six months
Contractual obligations	remaining)	2008-2009	2010-2011	Thereafter	Other	Total
Debt principal (1)	$135	$608	$487	$—	$—	$1,230
Debt interest	14	39	14	—	—	67
Capital lease obligations (including interest)	64	136	11	—	—	211
Operating lease obligations	1,498	1,303	362	—	—	3,163
Unrecognized tax benefits (2)	—	—	—	—	5,145	5,145

Total	$1,711	$2,086	$874	$—	$5,145	$9,816

(1)	Amount represents the repayment of an interest free loan of €550,000 and a €400,000 loan which carries a variable interest rate based on the EURIBOR plus 160 basis points.

(2)	Due to the inherent uncertainty of the tax positions, it is not practicable to assign this liability to any particular years in the table.
     Operating lease amounts include minimum rental payments under our operating leases for our office facilities, as well as computers, office equipment, and vehicles that we utilize under lease agreements. These agreements expire at various dates through 2011. Capital lease amounts include $21,000 of imputed interest. Capital leases were contracted to purchase computer, software, office equipment, and vehicles in our French subsidiary.
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
     In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Entities choosing the fair value option would be required to recognize subsequent changes in the fair value of those instruments and other items directly in earnings. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS 159 on our financial statements.
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
     Interest Rate Risk. As of June 30, 2007, we had cash and cash equivalents and short term investments of $54.0 million. Cash and cash equivalents consisted of cash, highly liquid money market instruments and commercial paper with maturities of 90 days or less. Short-term investments consisted of debt securities with maturities of more than three months but less than twelve months. Because of the short maturities of those instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at June 30, 2007 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and increased interest expense.

     Foreign Currency and Exchange Risk. Certain of our sales contracts with our German subsidiary and our French subsidiary are priced in US Dollars and, therefore, a portion of our revenue is subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of June 30, 2007 would result in a loss of approximately $353,000. To date, we have not entered into any hedging contracts, although we may do so in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.
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
     Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Historically, we have had a small number of large customers for our core Design-to-Silicon-Yield solutions and we expect this to continue in the near term. In the six months ended June 30, 2007, two customers accounted for 33% of our total net revenue, with Toshiba Corporation representing 17% and International Business Machines Corporation (IBM) representing 16%. In the six months ended June 30, 2006, three customers accounted for 55% of our total net revenue, with IBM representing 31%, Toshiba Corporation representing 13%, and Chartered Semiconductor representing 11%, respectively. We could lose a customer due to such customer’s decision not to engage us on future process nodes, its decision not to develop its own future process node, or as a result of industry consolidation. The loss of any of these customers or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers.
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
     Our success depends largely on the proprietary nature of our technologies. We currently rely primarily on contractual, patent, copyright, trademark, and trade secret protection. Our pending patent applications may not result in issued patents, and even if issued, they may not be sufficiently broad to protect our proprietary technologies. Also, patent protection in foreign countries may be limited or unavailable where we need such protection. Litigation may be necessary from time to time to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. As a result of any such litigation, we could lose our proprietary rights and incur substantial unexpected operating costs. Litigation could also divert our resources, including our managerial and engineering resources.

Competition in the market for solutions that address yield improvement and integration between IC design and manufacturing may intensify in the future, which could slow our ability to grow or execute our strategy.
     Competition in our market may intensify in the future, which could slow our ability to grow or execute our strategy and could lead to increased pricing pressure. Our current and potential customers may choose to develop their own solutions internally, particularly if we are slow in deploying our solutions. Many of these companies have the financial and technical capability to develop their own solutions. Also, competitors could establish non-domestic operations with a lower cost structure than our engineering organization, which, unless we also establish lower cost non-domestic operations, would give any such competitor’s products a competitive advantage over our solutions. There may be other providers of commercial solutions for systematic IC yield and performance enhancement of which we are not aware. We currently face indirect competition from the internal groups at IC companies and some direct competition from providers of yield management or prediction software such as Ponte Solutions, Predictions Software, Syntricity Inc., TIBCO (through its acquisition of Spotfire Inc.), Synopsys Inc. (through its acquisition of HPL Technologies), and Yield Dynamics, Inc., and process control software, such as Triant Holdings Inc., Straatum Processware Ltd., and MKS Instruments Inc. Some providers of yield management software or inspection equipment may seek to broaden their product offerings and compete with us. For example, KLA-Tencor has announced adding the use of test structures to one of their inspection product lines. In addition, we believe that the demand for solutions that address the need for better integration between the silicon design and manufacturing processes may encourage direct competitors to enter into our market. For example, large integrated organizations, such as IDMs, electronic design automation software providers, IC design service companies or semiconductor equipment vendors, may decide to spin-off a business unit that competes with us. Other potential competitors include fabrication facilities that may decide to offer solutions competitive with ours as part of their value proposition to their customers. In addition, Synopsys, Inc. now appears to offer directly competing DFM capability, while other EDA suppliers provide alternative DFM solutions that may compete for the same budgetary funds. If these potential competitors change the pricing environment or are able to attract industry partners or customers faster than we can, we may not be able to grow and execute our strategy as quickly or at all. In addition, customer preferences may shift away from our solutions as a result of the increase in competition.
We face operational and financial risks associated with international operations.
     We derive a majority of our revenue from international sales, principally from customers based in Asia. Revenue generated from customers in Asia accounted for 52% of total revenue in the six months ended June 30, 2007. During the six months ended June 30, 2006 revenue generated from customers in Asia was 48% of total revenue. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Asia. In addition, we have expanded our non-U.S. operations recently and plan to continue such expansion by establishing overseas subsidiaries, offices, or contractor relationships in locations, and when, deemed appropriate by our management. The success of our business is subject to risks inherent in doing business internationally, including third-party vendors that provide certain software quality assurance and other services having operations in the Middle East. These risks include:
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
     We have experienced losses in the past and in the six months ended June 30, 2007 and the fiscal year ended December 31, 2006. We may not achieve and thereafter maintain profitability if our revenue increases more slowly than we expect or not at all. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $17.5 million as of June 30, 2007. We expect to continue to incur significant expenses in connection with:
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
     Significant litigation regarding intellectual property rights exists in the semiconductor industry. It is possible that a third party may claim that our technologies infringe their intellectual property rights or misappropriate their trade secrets. Any claim, even if without merit, could be time consuming to defend, result in costly litigation, or require us to enter into royalty or licensing agreements, which may not be available to us on acceptable terms, or at all. A successful claim of infringement against us in connection with the use of our technologies could result in additional costs and adversely affect our business.
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
Failing to maintain the effectiveness of our internal control over financial reporting could cause the cost related to remediation to increase and could cause our stock price to decline.
     In the future, our management may identify deficiencies regarding the design and effectiveness of our system of internal control over financial reporting that we engage in pursuant to Section 404 of the Sarbanes-Oxley Act as part of our Annual Report on Form 10-K. Such deficiencies could include those arising from turnover of qualified personnel or arising as a result of acquisitions, which we may not be able to remediate in time to meet the continuing reporting deadlines imposed by Section 404 and the costs of which may harm our results of operations. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that our management can conclude on an ongoing basis that we have effective internal controls. We also may not be able to retain independent auditors with sufficient resources to attest to and report on our internal controls in a timely manner. Moreover, our auditors may not agree with our management’s future assessments and may deem our controls as ineffective if we are unable to remediate on a timely basis. If in the future we are unable to assert that we maintain effective internal controls, our investors could lose confidence in the accuracy and completeness of our financial reports that in turn could cause our stock price to decline.
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
     Our success in realizing the strategic benefits, the timing of this realization, and growth opportunities to be gained from incorporating into PDF the operations of recently acquired businesses, including Si Automation S.A., acquired in October 2006, and Fabbrix, Inc., acquired in May 2007, depend upon our ability to successfully integrate those businesses. The integration of acquired businesses is a complex, costly and time-consuming process. The difficulties of combining our operations associated with acquired businesses include:
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
(c) Stock Repurchases. The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the six months ended June 30, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
	Total		Shares (or Units)	Approximate Dollar
	Number of	Average	Purchased as	Value) of Shares (or
	Shares (or	Price Paid	Part of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs (1)	Plans or Programs(1)
Month #1 (April 1, 2007 through April 30, 2007)	—	—	—	$4,451,236
Month #2 (May 1, 2007 through May 31, 2007)	—	—	—	$4,451,236
Month #3 (June 1, 2007 through June 30, 2007)	—	—	—	$4,451,236

Total	—	—	—

(1)	On March 26, 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to $10.0 million of our outstanding common stock may be repurchased; the repurchase program has no set expiration or termination date. As of June 30, 2007, 550,521 shares had been repurchased under this program at a weighted average per share price of $10.08 and approximately $4.5 million remained available for repurchases.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     During the quarter ended June 30, 2007, we submitted the following matters to our stockholders for approval at our Annual Meeting of Stockholders held on May 30, 2007 and the following proposals were adopted by our stockholders by the margins indicated:
Proposals:
1. To elect two (2) Class III nominees to the Board of Directors.

Election of Director	Votes For	Votes Withheld
Susan H. Billat — Class III Director	24,945,939	244,550
John K. Kibarian, Ph.D. — Class III Director	25,040,713	149,776
     As a result, Ms. Billat and Mr. Kibarian were re-elected as Class III directors of the Company for a three year term expiring upon the Annual Meeting next following the fiscal year ending December 31, 2009, or until their respective successors have been duly qualified.
2. To ratify the appointment by the Audit Committee of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 2007.

Votes for	Votes Against	Votes Abstained	Broker Non-votes
25,040,199	146,907	3,383	0
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Exhibit
Number	Description
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc. *

3.02	Amended and Restated Bylaws of PDF Solutions, Inc. †

4.01	Specimen Stock Certificate **

4.02	Second Amended and Restated Rights Agreement dated July 6, 2001*

10.01	2001 Stock Plan and related agreements ***

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer and Vice President of Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ****

32.02	Certification the Chief Financial Officer and Vice President of Finance and Administration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ****

†	Incorporated by reference to PDF’s Report on Form 10-Q filed August 9, 2005 (File No. 000-31311).

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	Incorporated by reference to PDF’s Report on Form 10-Q filed May 10, 2007 (File No. 000-31311).

****	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer

	By:	/s/ KEITH A. JONES
Keith A. Jones
Chief Financial Officer and Vice President of Finance

EXHIBIT INDEX

Exhibit
Number	Description
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.*

3.02	Amended and Restated Bylaws of PDF Solutions, Inc. †

4.01	Specimen Stock Certificate **

4.02	Second Amended and Restated Rights Agreement dated July 6, 2001*

10.01	2001 Stock Plan and related agreements ***

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer and Vice President of Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ****

32.02	Certification the Chief Financial Officer and Vice President of Finance and Administration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ****

†	Incorporated by reference to PDF’s Report on Form 10-Q filed August 9, 2005 (File No. 000-31311).

*	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

**	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

***	Incorporated by reference to PDF’s Report on Form 10-Q filed May 10, 2007 (File No. 000-31311).

****	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.