Form 10-Q
period 2007-09-30
PDF SOLUTIONS INC
filed 2007-11-09
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The number of shares outstanding of the Registrant’s Common Stock as of November 2, 2007 was 28,038,157.

Item 1. Financial Statements.
PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except par values)

	September 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$38,461	$36,451
Short-term investments	11,500	16,402
Accounts receivable, net of allowance of $254 in 2007 and 2006	32,609	27,575
Prepaid expenses and other current assets	2,825	2,796
Deferred tax assets	2,644	2,581

Total current assets	88,039	85,805
Property and equipment, net	3,761	3,916
Goodwill	64,593	60,034
Intangible assets, net	13,855	13,605
Deferred tax assets	6,265	4,994
Other assets	472	503

Total assets	$176,985	$168,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$403	$302
Accounts payable	2,424	3,182
Accrued compensation and related benefits	5,430	3,325
Other accrued liabilities	2,541	3,843
Taxes payable	2,919	4,767
Deferred revenue	4,221	3,705
Billings in excess of recognized revenue	301	95

Total current liabilities	18,239	19,219
Long-term debt	946	1,198
Long-term taxes payable	5,355	—
Other liabilities	78	221

Total liabilities	24,618	20,638

Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued and outstanding 28,022 in 2007 and 27,948 in 2006	4	4
Additional paid-in-capital	177,992	167,323
Treasury stock at cost, 988 shares in 2007 and 551 shares in 2006	(10,001)	(5,549)
Accumulated deficit	(18,423)	(13,890)
Accumulated other comprehensive income	2,795	331

Total stockholders’ equity	152,367	148,219

Total liabilities and stockholders’ equity	$176,985	$168,857

See notes to condensed consolidated financial statements.

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenue:
Design-to-silicon- yield solutions:
Integrated solutions	$16,294	$11,153	$46,090	$33,859
Software licenses	967	3,811	6,228	8,217
Gain share	6,807	4,400	17,590	15,155

Total revenue	24,068	19,364	69,908	57,231

Cost of design-to-silicon yield solutions:
Direct costs of design-to-silicon-yield solutions:
Integrated solutions	8,052	6,734	22,842	19,808
Software licenses	48	58	134	98
Amortization of acquired technology	1,331	1,266	4,516	3,798

Total cost of design—to silicon-yield solutions	9,431	8,058	27,492	23,704

Gross margin	14,637	11,306	42,416	33,527
Operating expenses:
Research and development	9,008	6,416	26,175	19,543
Selling, general and administrative	5,789	5,028	18,278	14,850
Amortization of other acquired intangible assets	985	235	3,029	705

Total operating expenses	15,782	11,679	47,482	35,098

Loss from operations	(1,145)	(373)	(5,066)	(1,571)
Interest and other income, net	322	892	1,347	2,338

Income (loss) before taxes	(823)	519	(3,719)	767
Income tax provision (benefit)	116	(51)	276	776

Net income (loss)	$(939)	$570	$(3,995)	$(9)

Net income (loss) per share:
Basic	$(0.03)	$0.02	$(0.14)	$(0.00)

Diluted	$(0.03)	$0.02	$(0.14)	$(0.00)

Weighted average common shares:
Basic	28,223	26,860	28,127	26,694

Diluted	28,223	27,621	28,127	26,694

See notes to condensed consolidated financial statements.

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net loss	$(3,995)	$(9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,513	1,532
Stock-based compensation expense	5,453	5,462
Amortization of acquired intangible assets	7,594	4,503
Tax benefit related to stock-based compensation expense	223	579
Excess tax benefit from stock-based compensation expense	(43)	(286)
Deferred taxes	(3,706)	(1,020)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowances	(5,034)	(1,338)
Prepaid expenses and other assets	11	(986)
Accounts payable	(1,081)	1,045
Accrued compensation and related benefits	662	(2,179)
Other accrued liabilities	(489)	290
Taxes payable	3,815	(89)
Deferred revenue	516	421
Billings in excess of recognized revenue	206	(1,465)

Net cash provided by operating activities	5,645	6,460

Investing activities:
Purchases of available-for-sale securities	(20,840)	(42,198)
Maturities and sales of available-for-sale securities	26,221	25,242
Purchases of property and equipment	(1,654)	(1,915)
Payments on businesses acquired, net of cash acquired	(4,584)	—

Net cash used in investing activities	(857)	(18,871)

Financing activities:
Proceeds from exercise of stock options	1,337	3,425
Proceeds from employee stock purchase plan	782	978
Stock repurchases	(4,452)	—
Principal payments on long-term obligations	(267)	(36)
Principal payments on notes to stockholders	(416)	—
Excess tax benefit from stock-based compensation expense	43	286

Net cash provided by (used in) financing activities	(2,973)	4,653

Effect of exchange rate changes on cash	195	33

Net increase (decrease) in cash and cash equivalents	2,010	(7,725)
Cash and cash equivalents, beginning of period	36,451	60,506

Cash and cash equivalents, end of period	$38,461	$52,781

Non-cash investing and financing activities:
Purchase price adjustments	$9	$923

Reversal of deferred stock compensation	$—	$27

Purchase of property and equipment on account	$133	$28

Stock issued for business acquired	$2,874	$—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Taxes	$518	$1,381

Interest	$36	$1

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
2. BUSINESS COMBINATIONS
     In May 2007, the Company completed the acquisition of Fabbrix, Inc., a development stage company and provider of silicon intellectual property designed to create highly manufacturable and area-efficient designs targeted for advanced technology nodes. With this acquisition, the Company has enhanced its strength in silicon characterization to enable a true co-optimization of the manufacturing fabric and the logic elements. Total cost for the acquisition was $6.2 million, which includes $2.7 million cash, 271,531 shares of the Company’s common stock valued at $2.9 million, and $668,000 in acquisition costs. In connection with the acquisition, approximately $405,000 in cash and 41,000 shares of common stock is held in escrow as security against certain financial contingencies. The cash and shares held in escrow, less amounts deducted to satisfy contingencies will be released no later than on the 18 month anniversary of the acquisition. The remaining amounts in cash and shares have been paid to the selling stockholders as of September 30, 2007. In connection with the acquisition, the Company recorded $2.2 million of goodwill and $7.8 million of identifiable intangible assets with a weighted average life of 5.4 years. The unaudited condensed consolidated financial statements for the third quarter and first nine months of fiscal 2007 include the results of Fabbrix, Inc. since the date of acquisition.
     In addition to the initial cash and stock consideration, up to $14.0 million in earnout consideration will be paid to the selling stockholders if qualifying orders, received during the first twelve months following the closing date, are recognized as revenue during the forty-eight months following the closing date. Earnout consideration will consist of a combination of fifty percent of such amount as a cash payment and fifty percent of such amount as shares of PDF Solutions common stock. As the contingent consideration is based on future earnings, and is not determinable nor estimable at the date of acquisition, the additional consideration would be recorded only when it becomes determinable. Since the acquisition, the estimable qualifying revenue has not met the $2.0 million threshold, no additional consideration has been recorded as of September 30, 2007.
     The preliminary allocation of the purchase price for this acquisition, as of the date of the acquisition, is summarized below (in thousands, except amortization period). The allocation was based on management’s estimates of fair value, which included a third-party appraisal. The allocation of the purchase price may be subject to change based on final estimates of fair value, primarily related to actual transaction costs. As of September 30, 2007, the Company booked an adjustment to increase goodwill of $62,000 related to transaction costs.

	Amortization
	Period
Preliminary Allocation of Purchase Price	(Years)	Amount
Fair value of tangible assets		$406
Fair value of intangible assets:
Developed technology	5	6,430
Patent and applications	7	1,400
Goodwill	N/A	2,217

Total assets acquired		10,453
Deferred tax liability		(3,210)
Notes to stockholders		(416)
Accrued liabilities		(364)
Accounts payable		(219)

Total liabilities assumed		(4,209)

Total consideration, net		$6,244

     The Company has repaid the notes to stockholders as of September 30, 2007.
     The following unaudited pro forma consolidated financial data represents the combined results of operations as if Fabbrix had been combined with the Company at the beginning of the respective periods. This pro forma financial data includes the straight line amortization of intangibles over their respective estimated useful lives (in thousands, except per share data):

	Nine Months Ended September 30,
	2007	2006
Revenue	$69,908	$57,231
Net income (loss)	$(5,145)	$(1,050)
Pro forma net income (loss) per share — basic	$(0.18)	$(0.04)
Pro forma net income (loss) per share — diluted	$(0.18)	$(0.04)
     The results do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the respective periods or the results of operations which may occur in future periods.
     For the nine months ended September 30, 2007, the Company made final net payments of $4.6 million that were previously accrued as part of the purchases of Si Automation S.A. and Fabbrix, Inc.
3. RECENT ACCOUNTING PRONOUNCEMENTS
     In September, 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157 (“SFAS No. 157”), Fair Value Measurement that establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements. Additionally, the pronouncement provides guidance on the definition, measurement, methodology and use of assumptions and inputs in determining fair value. The pronouncement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its financial statements.
     Effective January 1, 2007, the Company adopted the provisions of the FASB’s Emerging Issues Task Force (“EITF”) No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 (“EITF No. 06-2”). Prior to the issuance of EITF No. 06-2 the Company accounted for sabbatical expense under SFAS No. 43, by expensing the cost of compensated absences for sabbatical programs as incurred. EITF No. 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The Task Force allows the use of one of two specified methodologies for adopting the change in accounting principle: i) a cumulative-effect adjustment to retained earnings at the beginning of the year of adoption; or ii) retrospective application to all prior periods. The Company elected to use the cumulative-effect adjustment to the beginning balance of retained earnings resulting in an additional liability of $1.4 million, an additional deferred tax asset of $587,000, and an increase in the accumulated deficit of $845,000. Under this transition method, prior periods were not restated and accrued expenses as of September 30, 2007 include accrued sabbatical expense for all employees who are eligible for sabbatical leave.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Entities choosing the fair value option would be required to recognize subsequent changes in the fair value of those instruments and other items directly in earnings. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No.159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its financial statements.

4. INVESTMENTS
The following tables summarize the Company’s investments (in thousands):

		September 30, 2007
		Unrealized	Unrealized
	Amortized	Holding	Holding	Market
	Cost	Gains	Losses	Value
Commercial paper	$14,013	$1	$—	$14,014
Auction rate securities	4,650	—	—	4,650
Money market funds	1,068	—	—	1,068

	$19,731	$1	$—	$19,732

Included in cash and cash equivalents				$8,232
Included in short-term investments				11,500

Total				$19,732

     As of September 30, 2007 and December 31, 2006 all securities held by the Company had a maturity of one year or less. Commercial paper and money market funds with original maturities when acquired less than or equal to 90 days were included in cash and cash equivalents. Securities with original maturities when acquired over 90 days and all auction rate securities were included in short-term investments.

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

5. ACCOUNTS RECEIVABLE
     Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $12.1 million and $7.8 million as of September 30, 2007 and December 31, 2006, respectively.
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(939)	$570	$(3,995)	$(9)

Denominator:
Weighted average common shares outstanding	28,223	26,860	28,127	26,694
Dilutive items:
Weighted average stock options outstanding	—	761	—	—

Denominator for diluted computation	28,223	27,621	28,127	26,694

Net income (loss) per share — basic	$(0.03)	$0.02	$(0.14)	$(0.00)

Net income (loss) per share — diluted	$(0.03)	$0.02	$(0.14)	$(0.00)

     The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Common stock options	6,757	2,883	6,735	5,501

7. COMPREHENSIVE INCOME (LOSS)
     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(939)	$570	$(3,995)	$(9)
Unrealized gain (loss) on short term investments	—	38	1	(3)
Foreign currency translation adjustments	1,066	(16)	2,463	33

Comprehensive income (loss)	$127	$592	$(1,531)	$21

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
     The following table provides information relating to the intangible assets and goodwill as of September 30, 2007 and December 31, 2006 (in thousands):

		December 31,					September 30,
	Amortization	2006		Purchase		Foreign	2007
	Period	Net Carrying		Price		Currency	Net Carrying
	(Years)	Amount	Acquisition	Adjustments	Amortization	Translation	Amount
Goodwill	N/A	$60,034	$2,155	$21	$—	$2,383	$64,593

Acquired identifiable intangibles:
Acquired technology	4 - 5	$7,901	$6,430	$—	$(4,516)	$—	$9,815
Brand name	4	822	—	—	(429)	—	393
Customer relationships and backlog	1 - 6	4,362	—	—	(2,238)	—	2,124
Patent and applications	7		1,400	—	(67)	—	1,333
Other acquired intangibles	4	520	—	—	(344)	14	190

Total		$13,605	$7,830	$—	$(7,594)	$14	$13,855

		December 31,					December 31,
	Amortization	2005		Purchase		Foreign	2006
	Period	Net Carrying		Price		Currency	Net Carrying
	(Years)	Amount	Acquisitions	Adjustments	Amortization	Translation	Amount
Goodwill	N/A	$39,886	$21,071	$(923)	$—	$—	$60,034

Acquired identifiable intangibles:
Acquired technology	4	$8,221	$4,950	$—	$(5,270)	$—	$7,901
Brand name	4	833	510	—	(521)	—	822
Customer relationships and backlog	1 - 6	—	4,860	—	(498)	—	4,362
Other acquired intangibles	4	733	255	—	(477)	9	520

Total		$9,787	$10,575	$—	$(6,766)	$9	$13,605

     During the nine months ended September 30, 2007, the Company recorded adjustments to goodwill of $21,000 related to the assumption of certain liabilities in connection with the acquisition of Si Automation S.A. and transaction costs in connection with the acquisition of Fabbrix, Inc., and of $2.4 million related to the effect of changes in exchange rates associated with recorded goodwill.

     In 2006, the Company recorded a non-cash adjustment of $923,000 relating to the reduction of a valuation allowance established for deferred tax assets that were assumed in connection with the Company’s acquisition of IDS Software Inc. in 2003. Such adjustment resulted in a decrease in goodwill.
     The Company expects the annual amortization of acquired intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2007 (three-month period)	$1,041
2008	3,296
2009	3,296
2010	3,029
2011	1,861
2012 and thereafter	1,332

Total	$13,855

9. INCOME TAXES
     Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. As a result of the implementation of FIN 48, the Company recognized a $308,000 decrease in net liabilities for unrecognized tax benefits. This was accounted for as an adjustment to the beginning balance of the accumulated deficit on the balance sheet. As the Company does not anticipate recognizing these tax benefits over the next twelve months, it has reclassified these liabilities as long-term. Prior to the adoption of FIN 48, the Company recorded its tax exposure as short-term liabilities.
     As of the date of adoption and as of September 30, 2007, the Company’s unrecognized tax benefits totaled approximately $4.4 million and $5.4 million, respectively. The entire amount of unrecognized tax benefits, if recognized, would favorably affect the effective tax rate in any future period.
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
     Interest and penalties related to unrecognized tax benefits are recognized in income tax expense in the consolidated statements of operations. At the date of adoption and as of September 30, 2007, $309,000 and $485,000, respectively, of accrued interest was included in long-term taxes payable on the consolidated balance sheet.
     As of September 30, 2007, the Company believes it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase over the next twelve months. However, at this time the Company is unable to estimate the range of such possible change in unrecognized tax benefits.
     As of May 1, 2007, the Company has decided to no longer reinvest indefinitely its undistributed earnings in its French subsidiary.
10. STOCKHOLDERS’ EQUITY
     Effective January 1, 2006, the Company adopted the provisions of SFAS No.123R. Stock-based compensation expenses before taxes related to the Company’s employee stock purchase plan and stock-option plans were allocated as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Cost of design-to-silicon yield solutions	$435	$443	$1,405	$1,519
Research and development	553	443	1,731	1,629
Selling, general and administrative	682	621	2,317	2,314

Stock-based compensation before income taxes	$1,670	$1,507	$5,453	$5,462

     The Company estimated the fair value of share-based payments using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions and weighted average fair values:
Stock Plans:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Expected life (in years)	6.07	4.26	6.05	4.26
Volatility	59.4%	56.9%	59.9%	58.1%
Risk-free interest rate	4.88%	4.97%	4.92%	4.82%
Expected dividend	—	—	—	—
Weighted average fair value of options granted during the period	$7.14	$6.26	$6.53	$7.63
Employee Stock Purchase Plan:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Expected life (in years)	0.25	0.25	0.76	0.97
Volatility	57.4%	60.3%	52.2%	52.8%
Risk-free interest rate	5.02%	5.08%	5.15%	3.79%
Expected dividend	—	—	—	—
Weighted average fair value of employee stock	$3.14	$3.45	$4.00	$4.14
     As of September 30, 2007, the Company has in effect the following stock-based compensation plans:
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
     Stock option activity under the Company plans as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
	Options	per Share	Term (years)	(in 000’s)
Outstanding, January 1, 2007	6,664,094	$12.11
Granted	595,103	10.81
Exercised	(161,836)	8.26
Forfeited or expired	(340,690)	13.87

Outstanding, September 30, 2007	6,756,671	12.00	7.10	$3,619

Vested and expected to vest	6,385,309	11.93	6.99	$3,615

Exercisable, September 30, 2007	3,769,689	10.94	5.77	$3,544

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value based on the Company’s closing stock price of $9.88 as of September 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.
     The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $604,000.
     As of September 30, 2007, there was $14.6 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.73 years. The total fair value of shares vested during the nine months ended September 30, 2007 was $4.4 million.
     Nonvested shares (restricted stock units) as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

		Weighted Average
		Measurement
	Shares	Date Fair Value
Nonvested, January 1, 2007	—	$—
Granted	133,000	9.88
Vested	—	—
Forfeited	—	—

Nonvested, September 30, 2007	133,000	$9.88

     As of September 30, 2007, there was $1.2 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted average period of 6.7 years. The total compensation expense related to shares expected to vest during the nine months ended September 30, 2007 was $116,000.
     Employee Stock Purchase Plan — In July 2001, the Company adopted an Employee Stock Purchase Plan (“Purchase Plan”), under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month offering period. For the nine months ended September 30, 2007, the purchase plan compensation expense was $483,000.
     Stock Repurchase Program — In February 2003, the Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock in the open market. As of September 30, 2007, the Company has repurchased 987,808 shares at a weighted average price of $10.12 per share for a total cost of $10.0 million. Under this authorization, the Company may not make additional stock repurchases. On October 29, 2007, the Board of Directors approved a new program to repurchase up to an additional $10.0 million of the Company’s common stock on the open market. The right of repurchase stock under this program will expire on October 29, 2010.
     The stock repurchase activity under the stock repurchase program for the nine months ended September 30, 2007 is summarized as follows (in thousands, except number of shares and per share amounts):

		Weighted-Average
Nine Months Ended September 30, 2007	Shares Repurchased	Price per Share	Amount Repurchased
Cumulative balance, January 1, 2007	550,521	$10.08	$5,549
Repurchase of common stock	437,287	$10.18	4,452

Cumulative balance, September 30, 2007	987,808	$10.12	$10,001

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
     The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Customer	2007	2006	2007	2006
A	20%	9%	18%	12%
B	16%	18%	16%	27%
C	10%	7%	9%	3%
D	6%	9%	6%	10%
E	2%	14%	2%	8%
     The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	September 30, 2007	December 31, 2006
A	21%	12%
B	17%	18%
C	11%	10%
F	11%	12%
     Revenues from customers by geographic area are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Asia	$13,792	$10,396	$37,820	$28,626
United States	6,668	7,096	22,377	23,585
Europe	3,608	1,872	9,711	5,020

Total	$24,068	$19,364	$69,908	$57,231

     As of September 30, 2007 and December 31, 2006 long-lived assets related to PDF SAS (formerly SIA), located in France, totaled $473,000 and $583,000, respectively. As of September 30, 2007 and December 31, 2006, long-lived assets related to PDF Solutions GmbH (formerly AISS), located in Germany, totaled $121,000 and $216,000, respectively. The majority of the Company’s remaining long-lived assets are in the United States.
12. RELATED PARTY TRANSACTIONS
     Immediately prior to the merger with Fabbrix, Inc. (the “Merger”), Mr. Lucio L. Lanza, a director and Chairman of the Board of the Company, served as President, Chief Executive Officer and Chairman of the Board of Fabbrix. Mr. Lanza also held shares of capital stock of Fabbrix, both individually and through his venture capital firm, Lanza techVentures. In connection with the Merger, Mr. Lanza received $353,000 in cash and 35,722 shares of the Company’s common stock in exchange for his Fabbrix shares, and will be eligible to receive up to an additional $2.1 million worth of earnout consideration. Lanza techVentures received $1.2 million in cash and 121,720 shares of the Company’s common stock at the closing of the Fabbrix acquisition (the “Closing”) in exchange for its Fabbrix shares, and will be eligible to receive up to an additional $5.4 million worth of earnout consideration. In addition, out of the merger consideration, Lanza techVentures received $519,000 in cash as repayment of certain bridge loans previously made to Fabbrix. To consider a transaction with Fabbrix, the Company’s Board established a special committee consisting exclusively of independent directors (the “Special Committee”). The Special Committee reviewed, evaluated and directed the negotiation of the transaction and the Merger Agreement and recommended to the Company’s Board that the Company enter into the Merger Agreement. Mr. Lanza did not participate on behalf of the Company in any actions with respect to the transaction and the Merger Agreement, and did not participate in any deliberations or other activities of the Special Committee.

     In view of the Nasdaq independent director rules and other applicable requirements, the Company’s Board has determined that Mr. Lanza is no longer independent under those rules and therefore, Mr. Lanza has resigned from the Audit, Compensation, and Nominating and Corporate Governance Committees of the Company’s Board effective at the Closing. Mr. Lanza continues to serve as Chairman of the Company’s Board. The Company has replaced Mr. Lanza with other independent Board Members to fill the vacancies on the Company’s Audit, Compensation, and Nominating and Corporate Governance. The Company’s Board has also appointed a Lead Independent Director.
     Andrzej Strojwas, the Company’s Chief Technologist was a stockholder of Fabbrix immediately prior to the Merger. In connection with the Merger, Mr. Strojwas received $53,000 in cash and 5,402 shares of the Company’s common stock, and will be eligible to receive up to an additional $311,000 worth of earnout consideration.
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
Overview
     Our technologies and services enable semiconductor companies to improve the yield and performance of integrated circuits, or ICs, by improving the manufacturability of a design, integrating the design and manufacturing processes and better controlling equipment during mass production. Our solutions are designed to improve a semiconductor company’s time-to-market and yield and, thus, product profitability. Our solutions combine proprietary manufacturing process simulation software, yield and performance modeling software, design-for-manufacturability IP and software, test chips, a proprietary electrical wafer test system, yield and performance enhancement methodologies, yield management systems, process control system software, and professional services. We analyze yield loss mechanisms to identify, quantify and correct the issues that cause yield loss, as an integral part of the IC design process. This drives IC design and manufacturing improvements that enable our customers to have higher initial yields and achieve and exceed targeted IC yield and performance throughout product life cycles. Our solution is designed to increase the initial yield when a design first enters a manufacturing line, to increase the rate at which that yield improves, and to allow subsequent product designs to be added to manufacturing lines more quickly and easily.
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
     From our incorporation in 1992 through late 1995, we were primarily focused on research and development of our proprietary manufacturing process simulation and yield and performance modeling software. From late 1995 through late 1998, we continued to refine and sell our software, while expanding our offering to include yield and performance improvement consulting services. In late 1998, we began to sell our software and consulting services, together with our newly developed proprietary technologies, as Design-to-Silicon-Yield solutions, reflecting our current business model. In April 2000, we expanded our research and development team and gained additional technology by acquiring AISS, now operating as PDF Solutions, GmbH, which continues to develop software and provide development services to the semiconductor industry. In July 2001, we completed the initial public offering of our common stock. In 2003, we enhanced our product and service offerings through the acquisitions of IDS Software Inc. and WaferYield. In 2006, we complemented our technology offering by acquiring Si Automation S.A. and adding its FDC software capabilities to our integrated solution offering. In 2007, we added intellectual property building blocks for logic design technology to our solution portfolio by acquiring Fabbrix, Inc.
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
Financial Highlights
     Financial highlights for the three months ended September 30, 2007 were as follows:
•	Total revenue for the three months ended September 30, 2007 was $24.1 million, an increase of 24% compared to the three months ended September 30, 2006. Revenue from Design-to-Silicon-Yield solutions for the three months ended September 30, 2007 increased to $17.3 million compared to $15.0 million for the three months ended September 30, 2006. The change was primarily a result of increases in revenue related to integrated solutions of $5.1 million and partially offset by a decrease in revenue related to software licenses of $2.8 million over the three months ended September 30, 2006. Gain share revenue for the three months ended September 30, 2007 increased to $6.8 million from $4.4 million for the three months ended September 30, 2006. Our gain share revenue may continue to fluctuate from quarter to quarter as a result of each customer’s contractual performance measures for achieving gain share as well as each customer’s production volumes in any given period.

•	Net loss for the three months ended September 30, 2007 was $939,000, compared to net income of $570,000 for the three months ended September 30, 2006. The decrease in net income was primarily attributable to increases in operating expenses and amortization of acquired intangible assets, both as a result of the acquisitions of Si Automation S.A. in October 2006 and Fabbrix, Inc. in May 2007.

•	Net loss per basic and diluted share was $0.03 for the three months ended September 30, 2007 compared to net income per basic and diluted share of $0.02 for the three months ended September 30, 2006.
     Financial highlights for the nine months ended September 30, 2007 were as follows:
•	Total revenue for the nine months ended September 30, 2007 was $69.9 million, an increase of 22% compared to the nine months ended September 30, 2006. Revenue from Design-to-Silicon-Yield solutions for the nine months ended September 30, 2007 increased to $52.3 million compared to $42.1 million for the nine months ended September 30, 2006. The change was primarily a result of increase in revenues related to integrated solutions of $12.2 million and partially offset by decrease in revenue related to software licenses of $2.0 million over the nine months ended September 30, 2006. Gain share revenue was $17.6 million, an increase of 16% compared to the nine months ended September 30, 2006.

•	Net loss for the nine months ended September 30, 2007 was $4.0 million, compared to net loss of $9,000 for the nine months ended September 30, 2006. The net loss was primarily attributable to increases in operating expenses and amortization of acquired intangible assets, both primarily the result of the acquisition of Si Automation S.A. in October 2006 and Fabbrix, Inc. in May 2007.

•	Net loss per basic and diluted share was $0.14 for the nine months ended September 30, 2007 compared to net loss per basic and diluted share of $0.00 for the nine months ended September 30, 2006.

•	Cash, cash equivalents and short-term investments decreased by $2.9 million from $52.9 million as of December 31, 2006 to $50.0 million as of September 30, 2007. Net cash provided by operating activities for the nine months ended September 30, 2007 totaled $5.6 million. Net cash used in investing activities for the nine months ended September 30, 2007 included $1.9 million as final payments for our acquisition of Si Automation S.A., $2.7 million payment for our acquisition of Fabbrix, Inc., and $1.7 million to purchase property and equipment. Net cash used in financing activities for the nine months ended September 30, 2007 totaled $3.0 million and was primarily related to $4.5 million in stock repurchases and $683,000 in debt payments, partially offset by the exercise of stock options and purchases under the employee stock purchase plan of $2.1 million. The fluctuations in foreign exchange rates favorably impacted our cash flow by $195,000.
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
     On occasion, we have licensed our software products as a component of our fixed price solution implementations. In such instances, the software products are licensed to the customer over the specified term of the agreement with support and maintenance to be provided over the license term. Under these arrangements, where vendor-specific objective evidence of fair value (“VSOE”) does not exist to allocate a portion of the total fee to the undelivered elements, revenue is recognized ratably over the term of the agreement. Costs incurred under these arrangements are deferred and recognized in proportion to revenue recognized under these arrangements.

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
     Goodwill and Acquired Intangible Assets
     As of September 30, 2007, we had $64.6 million of goodwill and $13.9 million of intangible assets. In valuing our goodwill and intangible assets, we must make assumptions regarding estimated future cash flows to be derived from the acquired assets. If actual results are different from these estimates, we may be required to record impairment charges for these assets, which would have a material adverse effect on our operating results. We evaluate goodwill for impairment pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. We have selected December 31 as the date upon which to perform our annual testing for impairment. As of December 31, 2006, we completed our last annual testing requirements and determined that the carrying value of goodwill had not been impaired.
     We are currently amortizing our acquired intangible assets over estimated useful lives of 1 to 7 years, which are based on the estimated period of benefit to be delivered from such assets. However, a decrease in the estimated useful lives of such assets would cause additional amortization expense or an impairment of such assets in future periods.

Realization of Deferred Tax Assets
     Realization of deferred tax assets is dependent on our ability to generate future taxable income and utilize tax planning strategies. We have recorded a deferred tax asset in the amount that is more likely than not to be realized based on current estimations and assumptions. We evaluate the need for a valuation allowance on a quarterly basis. Any resulting changes to the valuation allowance will result in an adjustment to income in the period the determination is made. As of September 30, 2007 and December 31, 2006, the Company had not recorded a valuation allowance against its deferred tax assets.
Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with SFAS No. 123R. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense ratably over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
Results of Operations
     The following table sets forth, for periods indicated, the percentage of total revenue represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Design-to-silicon-yield solutions
Integrated solutions	68%	57%	66%	59%
Software licenses	4	20	9	14
Gain share	28	23	25	27

Total revenue	100	100	100	100

Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions
Integrated solutions	33	35	33	35
Software licenses	—	—	—	—
Amortization of acquired technology	6	7	6	7

Total cost of design-to silicon-yield solutions	39	42	39	42

Gross margin	61	58	61	58
Operating expenses:
Research and development	38	33	38	34
Selling, general and administrative	24	26	26	26
Amortization of other acquired intangible assets	4	1	4	1

Total operating expenses	66	60	68	61

Loss from operations	(5)	(2)	(7)	(3)
Interest and other income, net	1	5	2	4

Income (loss) before taxes	(4)	3	(5)	1
Income tax provision (benefit)	—	(—)	—	1

Net income (loss)	(4)%	3%	(5)%	(—)%

Comparison of the Three Months Ended September 30, 2007 and 2006

					Three Months Ended September 30,
					2007	2006
	Three Months Ended September 30,		$	%	% of	% of
Revenue	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Design-to-silicon-yield solutions
Integrated solutions	$16,294	$11,153	$5,141	46%	68%	57%
Software licenses	967	3,811	(2,844)	(75)%	4%	20%
Gain share	6,807	4,400	2,407	55%	28%	23%

Total	$24,068	$19,364	$4,704	24%	100%	100%

     Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue is derived from integrated solutions (including solution implementations, software support and maintenance and training service) and software licenses provided during our customer yield improvement engagements and solution product sales.
     Integrated Solutions. The increase in integrated solutions revenue of $5.1 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily attributable to increases in yield integration services, software integration services and maintenance revenues. Our integrated solutions revenue may fluctuate in the future and is dependent on a number of factors including our ability to obtain new customers at emerging technology nodes and our ability to estimate costs associated with such contracts, as well as our customers’ willingness to renew their software maintenance contracts.
     Software Licenses. The decrease in software licenses revenue of $2.8 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was due to slower adoption of our software applications by new and existing customers, partially offset by the addition of new software offerings as a result of the acquisition of Si Automation in October 2006. Software license revenue may fluctuate in the future and is dependent upon a number of factors including the semiconductor industry’s acceptance of our products, our ability to attract new customers and further penetration of our current customer base.
     Gain Share. Gain share revenue represents profit sharing and performance incentives earned based upon our customer reaching certain defined operational levels. Gain share revenue increased by $2.4 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily the result of higher wafer fees earned on gain share contracts and increases in customer wafer volumes. We expect our gain share revenue will fluctuate from period to period. Our continued receipt of gain share revenue is dependent on many factors that are outside of our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing gain share provisions.

					Three Months Ended September 30,
					2007	2006
	Three Months Ended September 30,		$	%	% of	% of
Cost of Design-to-Silicon Yield Solutions	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Direct costs of design-to-silicon- yield solutions:
Integrated solutions	$8,052	$6,734	$1,318	20%	33%	35%
Software licenses	48	58	(10)	(17)%	—	—
Amortization of acquired technology	1,331	1,266	65	5%	6%	7%

Total	$9,431	$8,058	$1,373	17%	39%	42%

     Direct Costs of Design-to-Silicon-Yield Solutions. Direct costs of Design-to-Silicon-Yield solutions consists of costs incurred to provide and support our integrated solutions and costs recognized in connection with licensing our software.
     Integrated Solutions. Integrated solutions costs consist of material, labor, stock-based compensation, and overhead costs associated with solution implementations and software support. Costs include purchased materials, employee compensation and benefits, travel and facilities-related costs. The increase in direct cost of $1.3 million is primarily due to the acquisition of Si Automation S.A. in October 2006, an increase in distribution of our pdFastest products, increased travel expenses, and increased expenses associated with outside consultants. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different from those anticipated when the contract was executed. Any such reductions in contract margin could have a material negative impact on our operating results.

     Software Licenses. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products and expenses incurred to produce and distribute our product documentation. The direct costs of Design-to-Silicon-Yield solutions software licenses decreased slightly for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. We expect the cost of software licenses to fluctuate in the future as a result of royalties and license fees paid for third-party applications incorporated in our software products.
     Amortization of Acquired Technology. Amortization of acquired technology consists of the amortization of intangibles acquired as a result of certain business combinations. The amortization of acquired technology expense increased $65,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, as a result of the acquisition of Si Automation S.A. in October 2006 and Fabbrix, Inc. in May 2007, which was offset by certain intangible assets becoming fully amortized during the third quarter of fiscal year 2007. We anticipate amortization of acquired technology to be $631,000 for the remaining three months in 2007, $2.5 million in 2008, $2.5 million in 2009, $2.3 million in 2010, and $1.8 million thereafter.

					Three Months Ended September 30,
					2007	2006
	Three Months Ended September 30,		$	%	% of	% of
Research and Development	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$9,008	$6,416	$2,592	40%	38%	33%

     Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, stock-based compensation, outside development services, travel and facilities cost allocations. The increase in research and development expenses of $2.6 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily the result of the acquisition of Si Automation S.A. in October 2006, and to a lesser extent to increases in personnel expenses, operating expenses associated with the expansion of our office in China, and third-party developer costs for product development strategic initiatives. We anticipate that we will continue to commit considerable resources to research and development in the future and that these expenses may increase in absolute dollars.

					Three Months Ended September 30,
					2007	2006
	Three Months Ended September 30,		$	%	% of	% of
Selling, General and Administrative	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$5,789	$5,028	$761	15%	24%	26%

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, fees for legal and accounting services, stock-based compensation, marketing communications, travel and facilities cost allocations. The increase in selling, general and administrative expenses of $761,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily due to increased operating costs as a result of the acquisition of Si Automation S.A. in October 2006, increased personnel costs, and expenses associated with the opening of our office in Korea, partially offset by decreases in outside sales commissions, legal fees, and tax services. We expect that selling, general and administrative expenses will increase in absolute dollars to support increased selling and administrative efforts in the future.

					Three Months Ended September 30,
					2007	2006
Amortization of Other Acquired	Three Months Ended September 30,		$	%	% of	% of
Intangible Assets	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Amortization of other acquired intangible assets	$985	$235	$750	319%	4%	1%

     Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of the amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets for the three months ended September 30, 2007 increased $750,000 compared to the three months ended September 30, 2006 as a result of the acquisition of Si Automation S.A. in October 2006 and Fabbrix, Inc. in May 2007. We anticipate amortization of these other acquired intangible assets to decrease in future periods as certain intangible assets will become fully amortized during 2007.

					Three Months Ended September 30,
					2007	2006
	Three Months Ended September 30,		$	%	% of	% of
Interest and Other Income, net	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and other income, net	$322	$892	$(570)	(64)%	1%	5%

     Interest and Other Income, net. The decrease in interest and other income, net of $570,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily due to lower average cash, cash equivalent, and short term investments balance during the period as a result of the repurchase of treasury stock, payments made in connection with the acquisitions of Si Automation S.A. and Fabbrix, Inc., and to foreign currency losses associated with our foreign operations.

					Three Months Ended September 30,
					2007	2006
	Three Months Ended September 30,		$	%	% of	% of
Income Tax Provision (Benefit)	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Income tax provision (benefit)	$116	$(51)	$167	(327)%	—%	(—)%

     Income Tax Provision (Benefit). The income tax provision increased $167,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, as a result of the change in applicable effective tax rates due to business tax credits earned and a decrease in taxable income.
Comparison of the Nine Months Ended September 30, 2007 and 2006

					Nine Months Ended September 30,
					2007	2006
	Nine Months Ended September 30,		$	%	% of	% of
Revenue	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Design-to-silicon-yield solutions:
Integrated solutions	$46,090	$33,859	$12,231	36%	66%	59%
Software licenses	6,228	8,217	(1,989)	(24)%	9%	14%
Gain share	17,590	15,155	2,435	16%	25%	27%

Total	$69,908	$57,231	$12,677	22%	100%	100%

     Design-to-Silicon-Yield Solutions.
     Integrated Solutions. The increase in integrated solutions revenue of $12.2 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily attributable to an increase in software related integration services, maintenance revenues and solution implementations.
     Software Licenses. The decrease in software licenses revenue of $2.0 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was due to slower adoption of our software applications by new and existing customers, partially offset by the addition of new software offerings as a result of the acquisition of Si Automation in October 2006.
     Gain Share. Gain share revenue increased by $2.4 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily the result of higher wafer fees earned on gain share contracts and increases in customer wafer volumes.

					Nine Months Ended September 30,
					2007	2006
	Nine Months Ended September 30,		$	%	% of	% of
Cost of Design-to-Silicon Yield Solutions	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Direct costs of design-to-silicon- yield solutions:
Integrated solutions	$22,842	$19,808	$3,034	15%	33%	35%
Software licenses	134	98	36	37%	—	—
Amortization of acquired technology	4,516	3,798	718	19%	6%	7%

Total	$27,492	$23,704	$3,788	16%	39%	42%

     Direct Costs of Design-to-Silicon-Yield Solutions.
     Integrated Solutions. The increase in direct costs of Design-to-Silicon-Yield integrated solutions of $3.0 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily attributable to increased expenses as a result of our acquisition of Si Automation S.A. in October 2006, travel expenses, costs associated with the deployment of our pdFastest products, and outside consultant costs.
     Software Licenses. The increase in direct costs of Design-to-Silicon-Yield solutions software licenses of $36,000 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was attributable to an increase in third party software license fees and royalties.
     Amortization of Acquired Technology. The amortization of acquired technology expense increased $718,000 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, as a result of the acquisitions of Si Automation S.A. in October 2006 and Fabbrix, Inc. in May 2007, partially offset by certain intangible assets becoming fully amortized during the period.

					Nine Months Ended September 30,
					2007	2006
	Nine Months Ended September 30,		$	%	% of	% of
Research and Development	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$26,175	$19,543	$6,632	34%	38%	34%

     Research and Development. The increase in research and development expenses of $6.6 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to the acquisition of Si Automation S.A. in October 2006, and to a lesser extent to increases in third party development costs associated with certain product development strategic initiatives, the expansion of our office in China, and increased personnel costs.

					Nine Months Ended September 30,
					2007	2006
	Nine Months Ended September 30,		$	%	% of	% of
Selling, General and Administrative	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$18,278	$14,850	$3,428	23%	26%	26%

     Selling, General and Administrative. The increase in selling, general and administrative expenses of $3.4 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to increased operating costs as a result of the acquisition of Si Automation S.A. in October 2006, and to a lesser extent to increases in outside sales commissions, accounting fees, expenses associated with outside consultants, and expenses associated with the opening of Korea office, partially offset by a decrease in employee commissions.

					Nine Months Ended September 30,
					2007	2006
	Nine Months Ended September 30,		$	%	% of	% of
Amortization of Other Acquired Intangible Assets	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Amortization of other acquired intangible assets	$3,029	$705	$2,324	330%	4%	1%

     Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets for the nine months ended September 30, 2007 increased $2.3 million compared to the nine months ended September 30, 2006 primarily the result of the acquisition of Si Automation S.A.

					Nine Months Ended September 30,
					2007	2006
	Nine Months Ended September 30,		$	%	% of	% of
Interest and Other Income, net	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and other income, net	$1,347	$2,338	$(991)	(42)%	2%	4%

     Interest and Other Income, Net. The decrease in interest and other income, net of $991,000 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to lower average cash, cash equivalent, and short-term investments balance during the period as a result of repurchases of treasury stock, payments made in connection with the acquisitions of Si Automation S.A. and Fabbrix, Inc., and to foreign currency losses associated with our foreign operations.

					Nine Months Ended September 30,
					2007	2006
	Nine Months Ended September 30,		$	%	% of	% of
Income Tax Provision	2007	2006	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Income tax provision	$276	$776	$(500)	(64)%	0%	1%

     Income Tax Provision. The income tax provision decreased $500,000 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to the decrease in taxable income and the change in applicable effective tax rates.
Liquidity and Capital Resources
     Net cash provided by operating activities was $5.6 million for the nine months ended September 30, 2007 compared to net cash provided by operating activities of $6.5 million for the nine months ended September 30, 2006. After adjusting the net loss of $4.0 million by the amortization of acquired intangible assets of $7.6 million, depreciation and amortization of $1.5 million, stock-based compensation of $5.5 million, the tax benefit related to stock-based compensation plans of $223,000, the excess tax benefit from stock-based compensation of $43,000, and deferred taxes of $3.7 million, our adjusted results provided approximately $7.0 million in cash. Net cash used by changes in operating assets and liabilities, net of effect of acquisition, of $1.4 million, was the result of increases in accounts receivable of $5.0 million, decrease in accounts payable of $1.1 million, other accrued liabilities of $489,000, partially offset by decrease in prepaid expenses and other assets of $11,000, increases in accrued compensation and related benefits of $662,000, taxes payable of $3.8 million, deferred revenue of $516,000, and billings in excess of recognized revenue of $206,000. The increases in accounts receivable, and billings in excess of recognized revenue were due to increased revenues during the period as well as the timing of billing milestones specified in the contract agreements. The decreases in accounts payable and other accrued liabilities were due to the timing of vendor payments. The increase in deferred revenue was primarily due to renewals of software support and maintenance contracts. The increase in taxes payable was due to the expected taxable income for the year and the increase in uncertain tax benefits related to tax credits earned during the period. The increase in deferred taxes was due to additional tax credits earned during the period.
     Net cash used in investing activities decreased to $857,000 for the nine months ended September 30, 2007 from $18.9 million for the nine months ended September 30, 2006. The decrease was primarily the result of a decrease in purchases of securities available-for-sale to $20.8 million for the nine months ended September 30, 2007 from $42.2 million for the nine months ended September 30, 2006. Investing activities for the nine months ended September 30, 2007 also included $1.9 million for payments associated with the acquisition of Si Automation S.A and $2.7 million for payments associated with the acquisition of Fabbrix, Inc. compared to the nine months ended September 30, 2006 when there were no such acquisitions. In both periods, investing activities included purchases of property and equipment, principally computer hardware and software, of $1.7 million and $1.9 million during the nine months ended September 30, 2007 and September 30, 2006, respectively.
     Net cash used in financing activities was $3.0 million for the nine months ended September 30, 2007 compared to net cash provided by financing activities of $4.7 million for the nine months ended September 30, 2006. Net cash used in financing activities during the nine months ended September 30, 2007 primarily consisted of $4.5 million in stock repurchases and $683,000 in debt payments, partially offset by $1.3 million in proceeds from the exercise of employee stock options and $782,000 in proceeds from the issuance of shares under the Employee Stock Purchase Plan. Net cash provided by financing activities during the nine months ended September 30, 2006 primarily consisted of $3.4 million in proceeds from the exercise of employee stock options, $978,000 in proceeds from the issuance of shares under the Employee Stock Purchase Plan, and $286,000 in excess tax benefit derived from stock-based compensation.

     As of September 30, 2007, our working capital was $69.8 million, compared with $66.6 million as of December 31, 2006. Cash and cash equivalents, and short term investments as of September 30, 2007 were $50.0 million compared to $52.9 million as of December 31, 2006, a decrease of $2.9 million. We expect to experience growth in our overall expenses, as we continue to execute our business plan. As a result, we anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to fund potential investments in, or acquisitions of, complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.
     We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities. Additionally, we have not entered into any derivative contracts. As of September 30, 2007, we had no foreign currency contracts outstanding.
     The following table summarizes our known contractual obligations as of September 30, 2007 (in thousands):

	Payments due by period
	2007
	(Three months
Contractual obligations	remaining)	2008-2009	2010-2011	Thereafter	Other	Total
Debt principal (1)	$28	$640	$512	$—	$—	$1,180
Debt interest	8	44	16	—	—	68
Capital lease obligations (including interest)	31	143	12	—	—	186
Operating lease obligations	817	1,607	525	48	—	2,997
Unrecognized tax benefits (2)	—	—	—	—	5,355	5,355

Total	$884	$2,434	$1,065	$48	$5,355	$9,786

(1)	Amount represents the repayment of an interest free loan of €550,000 and a €400,000 loan which carries a variable interest rate based on the EURIBOR plus 160 basis points.

(2)	Due to the inherent uncertainty of the tax positions, it is not practicable to assign this liability to any particular years in the table.
     Operating lease amounts include minimum rental payments under our operating leases for our office facilities, as well as computers, office equipment, and vehicles that we utilize under lease agreements. These agreements expire at various dates through 2012. Capital lease amounts include $17,000 of imputed interest. Capital leases were contracted to purchase computer, software, office equipment, and vehicles in our French subsidiary.
Recent Accounting Pronouncements
     In September, 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), Fair Value Measurement that establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements. Additionally, the pronouncement provides guidance on the definition, measurement, methodology and use of assumptions and inputs in determining fair value. The pronouncement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of the adoption of SFAS No. 157 on our financial statements.
     Effective January 1, 2007, we adopted the provisions of the FASB’s EITF No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 (“EITF No. 06-2”). Prior to the issuance of EITF No. 06-2 we accounted for sabbatical expense under SFAS No. 43, by expensing the cost of compensated absences for sabbatical programs as incurred. EITF No. 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The Task Force allows the use of one of two specified methodologies for adopting the change in accounting principle: i) a cumulative-effect adjustment to retained earnings at the beginning of the year of adoption; or ii) retrospective application to all prior periods. We elected to use the cumulative-effect adjustment to the beginning balance of retained earnings resulting in an additional liability of $1.4 million, an additional deferred tax asset of $587,000, and an increase in the accumulated deficit of $845,000. Under this transition method, prior periods were not restated and accrued expenses as of September 30, 2007 include accrued sabbatical expense for all employees who are eligible for sabbatical leave.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Entities choosing the fair value option would be required to recognize subsequent changes in the fair value of those instruments and other items directly in earnings. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years that begin after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 159 on our financial statements.

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
     Interest Rate Risk. As of September 30, 2007, we had cash and cash equivalents and short term investments of $50.0 million. Cash and cash equivalents consisted of cash, highly liquid money market instruments and commercial paper with maturities of 90 days or less. Short-term investments consisted of debt securities with maturities of more than three months but less than twelve months. Because of the short maturities of those instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at September 30, 2007 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and increased interest expense.
     Foreign Currency and Exchange Risk. Certain of our sales contracts with our German subsidiary and our French subsidiary are priced in US Dollars and, therefore, a portion of our revenue is subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of September 30, 2007 would result in a loss of approximately $93,000. To date, we have not entered into any hedging contracts, although we may do so in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.
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
     If semiconductor designers and manufacturers do not continue to adopt our Design-to-Silicon-Yield solutions, both as currently comprised and as we may offer them in the future, our revenue could decline. To be successful, we will need to continue to enter into agreements covering a larger number of IC products and processes with existing customers and new customers. We need to target as new customers additional integrated device manufacturers (“IDM”), fabless semiconductor companies, and foundries, as well as system manufacturers. Factors that may limit adoption of our Design-to-Silicon-Yield solutions by semiconductor companies include:

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
     Historically, we have had a small number of large customers for our core Design-to-Silicon-Yield solutions and we expect this to continue in the near term. In the nine months ended September 30, 2007, two customers accounted for 34% of our total net revenue, with Toshiba Corporation representing 18% and International Business Machines Corporation (“IBM”) representing 16%. In the nine months ended September 30, 2006, three customers accounted for 49% of our total net revenue, with IBM representing 27%, Toshiba Corporation representing 12%, and Chartered Semiconductor representing 10%, respectively. We could lose a customer due to such customer’s decision not to engage us on future process nodes, its decision not to develop its own future process node, or as a result of industry consolidation. The loss of any of these customers or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers.
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
     Competition in our market may intensify in the future, which could slow our ability to grow or execute our strategy and could lead to increased pricing pressure. Our current and potential customers may choose to develop their own solutions internally, particularly if we are slow in deploying our solutions. Many of these companies have the financial and technical capability to develop their own solutions. Also, competitors could establish non-domestic operations with a lower cost structure than our engineering organization, which, unless we also establish lower cost non-domestic operations, would give any such competitor’s products a competitive advantage over our solutions. There may be other providers of commercial solutions for systematic IC yield and performance enhancement of which we are not aware. We currently face indirect competition from the internal groups at IC companies and some direct competition from providers of yield management or prediction software such as Ponte Solutions, Predictions Software, Syntricity Inc., TIBCO (through its acquisition of Spotfire Inc.), Synopsys Inc. (through its acquisition of HPL Technologies), and Yield Dynamics, Inc., and process control software, such as Triant Holdings Inc., Straatum Processware Ltd., and MKS Instruments Inc. Some providers of yield management software or inspection equipment may seek to broaden their product offerings and compete with us. For example, KLA-Tencor has announced adding the use of test structures to one of their inspection product lines. In addition, we believe that the demand for solutions that address the need for better integration between the silicon design and manufacturing processes may encourage direct competitors to enter into our market. For example, large integrated organizations, such as IDMs, electronic design automation software providers, IC design service companies or semiconductor equipment vendors, may decide to spin-off a business unit that competes with us. Other potential competitors include fabrication facilities that may decide to offer solutions competitive with ours as part of their value proposition to their customers. In addition, Synopsys, Inc. now appears to offer directly competing Design for Manufacturability (“DFM”) capability, while other Electronic Design Automation (“EDA”) suppliers provide alternative DFM solutions that may compete for the same budgetary funds. If these potential competitors change the pricing environment or are able to attract industry partners or customers faster than we can, we may not be able to grow and execute our strategy as quickly or at all. In addition, customer preferences may shift away from our solutions as a result of the increase in competition.
We face operational and financial risks associated with international operations.
     We derive a majority of our revenue from international sales, principally from customers based in Asia. Revenue generated from customers in Asia accounted for 54% of total revenue in the nine months ended September 30, 2007. During the nine months ended September 30, 2006 revenue generated from customers in Asia was 50% of total revenue. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Asia. In addition, we have expanded our non-U.S. operations recently and plan to continue such expansion by establishing overseas subsidiaries, offices, or contractor relationships in locations, and when, deemed appropriate by our management. The success of our business is subject to risks inherent in doing business internationally, including third-party vendors that provide certain software quality assurance and other services having operations in the Middle East. These risks include:
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
     We have experienced losses in the past and in the nine months ended September 30, 2007 and the fiscal year ended December 31, 2006. We may not achieve and thereafter maintain profitability if our revenue increases more slowly than we expect or not at all. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $18.4 million as of September 30, 2007. We expect to continue to incur significant expenses in connection with:
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
(c) Stock Repurchases. The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the nine months ended September 30, 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
	Total		Shares (or Units)	Approximate Dollar
	Number of	Average	Purchased as	Value) of Shares (or
	Shares (or	Price Paid	Part of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs (1)	Plans or Programs(1)
Month #1 (July 1, 2007 through July 31, 2007)	—	—	—	$4,451,236
Month #2 (August 1, 2007 through August 31, 2007)	437,287	$10.18	437,287	$—
Month #3 (September 1, 2007 through September 30, 2007)	—	—	—	$—

Total	437,287	$10.18	437,287

(1)	On March 26, 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to $10.0 million of our outstanding common stock may be repurchased; the repurchase program has no set expiration or termination date. As of September 30, 2007, 987,808 shares had been repurchased under this program at a weighted average per share price of $10.12, and the repurchase program has been completed.
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

Date: November 9, 2007	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer

	By:	/s/ KEITH A. JONES
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