Form 10-Q
period 2008-03-31
PDF SOLUTIONS INC
filed 2008-05-12
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2008
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

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the Registrant’s Common Stock as of May 2, 2008 was 27,742,509.

Item 1. Financial Statements.
PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2008	2007
	(In thousands,
	except par values)
ASSETS
Current assets:
Cash and cash equivalents	$33,025	$35,315
Short-term investments	9,806	9,949
Accounts receivable, net of allowance of $254 in 2008 and 2007	38,507	38,526
Prepaid expenses and other current assets	3,863	3,354
Deferred tax assets	1,991	1,676

Total current assets	87,192	88,820
Property and equipment, net	3,487	3,621
Non-current investments	1,416	—
Goodwill	67,132	65,170
Intangible assets, net	12,009	12,818
Deferred tax assets and other assets	8,814	8,922

Total assets	$180,050	$179,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$431	$421
Accounts payable	2,209	3,469
Accrued compensation and related benefits	5,516	5,950
Other accrued liabilities	2,755	2,604
Taxes payable	576	208
Deferred revenue	4,504	3,159
Billings in excess of recognized revenue	354	553

Total current liabilities	16,345	16,364
Long-term debt	948	907
Long-term taxes payable	5,698	5,581
Other liabilities	298	29

Total liabilities	23,289	22,881

Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 29,129 in 2008 and 29,122 in 2007; shares outstanding 27,743 in 2008 and 27,933 in 2007	4	4
Additional paid-in-capital	183,578	181,566
Treasury stock at cost, 1,386 shares in 2008 and 1,190 shares in 2007	(12,648)	(11,524)
Accumulated deficit	(19,405)	(16,892)
Accumulated other comprehensive income	5,232	3,316

Total stockholders’ equity	156,761	156,470

Total liabilities and stockholders’ equity	$180,050	$179,351

See notes to unaudited condensed consolidated financial statements

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share
	amounts)

Revenues:
Design-to-silicon-yield solutions:
Services	$13,328	$13,764
Software licenses	1,696	3,485
Gainshare performance incentives	5,323	4,893

Total revenues	20,347	22,142

Cost of design-to-silicon-yield solutions:
Services	7,682	7,708
Software licenses	84	59
Amortization of acquired technology	631	1,575

Total cost of design-to silicon-yield solutions	8,397	9,342

Gross margin	11,950	12,800
Operating expenses:
Research and development	9,076	8,370
Selling, general and administrative	6,299	5,844
Amortization of other acquired intangible assets	194	1,013

Total operating expenses	15,569	15,227

Loss from operations	(3,619)	(2,427)
Interest and other income, net	489	496

Loss before taxes	(3,130)	(1,931)
Income tax provision (benefit)	(617)	424

Net loss	$(2,513)	$(2,355)

Net loss per share — basic and diluted	$(0.09)	$(0.08)

Weighted average common shares — basic and diluted	27,840	27,980

See notes to unaudited condensed consolidated financial statements

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Operating activities:
Net loss	$(2,513)	$(2,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	524	493
Stock-based compensation expense	1,983	1,838
Losses on disposal of property, plant and equipment	2	1
Amortization of acquired intangible assets	825	2,604
Tax benefit related to stock-based compensation expense	(11)	(27)
Deferred taxes and other assets	(1,284)	(1,529)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net of allowances	62	(7,525)
Prepaid expenses and other assets	(418)	46
Accounts payable	(1,332)	(637)
Accrued compensation and related benefits	(525)	607
Other accrued liabilities	407	368
Taxes payable	442	1,833
Deferred revenues	1,280	2,867
Billings in excess of recognized revenue	(199)	793

Net cash used in operating activities	(757)	(623)

Investing activities:
Purchases of available-for-sale securities	(8,848)	(9,515)
Maturities and sales of available-for-sale securities	7,585	7,671
Purchases of property and equipment	(240)	(476)
Payments on business acquired, net of cash acquired	—	(1,945)

Net cash used in investing activities	(1,503)	(4,265)

Financing activities:
Proceeds from exercise of stock options	40	447
Purchases of treasury stock	(1,124)	—
Principal payments on long-term obligations	(56)	(38)

Net cash provided by (used in) financing activities	(1,140)	409

Effect of exchange rate changes on cash	1,110	111

Net decrease in cash and cash equivalents	(2,290)	(4,368)
Cash and cash equivalents, beginning of period	35,315	36,451

Cash and cash equivalents, end of period	$33,025	$32,083

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Taxes	$244	$184

Interest	$11	$12

See notes to unaudited condensed consolidated financial statements

PDF SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
Basis of Presentation
     The interim unaudited condensed consolidated financial statements included herein have been prepared by PDF Solutions, Inc., or the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary, (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     The Company has chosen to replace the term “Integrated Solutions”, under the caption Design-to-Silicon Solutions in its condensed consolidated statements of operations, with the term “Services”, and replace the term “Gain Share” with “Gainshare Performance Incentives”, to better describe the arrangements provided to its customers.
Revenue Recognition
     The Company derives revenue from two sources: Design-to-Silicon-Yield Solutions, which includes Services and Software Licenses, and Gainshare Performance Incentives. The Company recognizes revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position, or SOP, No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and SOP No. 97-2, Software Revenue Recognition, as amended.
     Design-to-Silicon-Yield Solutions — Revenue that is derived from Design-to-Silicon-Yield solutions comes from services and software licenses. The Company recognizes revenue for each element of Design-to-Silicon-Yield solutions as follows:
     Services — The Company generates a significant portion of its Design-to-Silicon-Yield revenue from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require accurate estimation of cost to perform obligations and overall scope of each engagement. Revenue under contracts for solution implementation services is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. Losses on solution implementation contracts are recognized when determined. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated.
     On occasion, the Company has licensed its software products as a component of its fixed-price services contracts. In such instances, software products are licensed to customers over a specified term of the agreement with support and maintenance to be provided over the license term. Under these arrangements, where vendor-specific objective evidence of fair value, or VSOE, exists for the support and maintenance element, the support and maintenance revenue is recognized separately over the term of the supporting period. The remaining fee is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. VSOE for maintenance, in these instances, is generally established based upon a negotiated renewal rate. Under arrangements where software products are licensed as a component of its fixed-price service contract and where VSOE does not exist to allocate a portion of the total fixed-price to the undelivered elements, revenue is recognized for the total fixed-price as the lesser of either the percentage of completion method of contract accounting or ratably over the term of the agreement. Costs incurred under these arrangements are deferred and recognized in proportion to revenue recognized under these arrangements.

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
     Software Licenses — The Company also licenses its software products separately from its integrated solution implementations. For software license arrangements that do not require significant modification or customization of the underlying software, software license revenue is recognized under the residual method when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, (4) collectibility is probable, and (5) the arrangement does not require services that are essential to the functionality of the software. When arrangements include multiple elements such as support and maintenance, consulting (other than for our fixed price solution implementations), installation, and training, revenue is allocated to each element of a transaction based upon its fair value as determined by the Company’s VSOE and such services are recorded as services. VSOE is generally established for maintenance based upon negotiated renewal rates while VSOE for consulting, installation and training services is established based upon the Company’s customary pricing for such services when sold separately. When VSOE does not exist to allocate a portion of the total fee to the undelivered elements, revenue is recognized ratably over the term of the underlying element for which VSOE does not exist, and such revenue is recorded as services. No revenue has been recognized for software licenses with extended payment terms in excess of amounts due. For software license arrangements that require significant modification or customization of the underlying software, the software license revenue is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting, and such revenue is recorded as services.
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
Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton option-pricing model, or BSM, and is recognized as expense ratably over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
2. RECENT ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES
     In December 2007, the Financial Accounting Standard Board, or FASB, issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R establishes principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its financial statements.
     In December 2007, the SEC issued Staff Accounting Bulletin No. 110, or SAB 110, to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for the Company beginning in the first quarter of fiscal year 2008. Effective January 1, 2008, the Company adopted the provisions of SAB 110 and determined that it had enough historical data to determine its expected life, in lieu of using the simplified method.
     Effective January 1, 2008, the Company adopted the provisions of the FASB’s SFAS No. 157, Fair Value Measurement, or SFAS No. 157, for financial assets and liabilities. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. Additionally, the pronouncement provides guidance on definition, measurement, methodology and use of assumptions and inputs in determining fair value. The Company applied the provisions of SFAS No. 157 to its financial assets which included its investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In February 2008, the FASB issued FASB Staff Position, or FSP, 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, or FSP 157-1, and FSP 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2. FSP 157-1 removes certain leasing transactions from the scope of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 with respect to nonfinancial assets and liabilities on its financial statements. Nonfinancial assets and liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.
     Effective January 1, 2008, the Company adopted the provisions of the FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, or SFAS No. 159. SFAS No. 159 permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Entities choosing the fair value option would be required to recognize subsequent changes in the fair value of those instruments and other items directly in earnings. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS No. 159 did not have an effect on the Company’s financial statements as the Company did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for the Company’s financial instruments is expected to be limited.
3. INVESTMENTS
     The following tables summarize the Company’s investments (in thousands):

		March 31, 2008
	Amortized	Unrealized Holding	Unrealized Holding	Market
	Costs	Gains	Losses	Value

Commercial paper	$15,425	$12	$(1)	$15,436
Auction-rate securities	1,500	—	(84)	1,416

	$16,925	$12	$(85)	$16,852

Included in cash and cash equivalents				$5,630
Included in short-term investments				9,806
Included in non-current investments				1,416

Total				$16,852

		December 31, 2007
	Amortized	Unrealized Holding	Unrealized Holding	Market
	Costs	Gains	Losses	Value

Commercial paper	$12,500	$3	$—	$12,503
Auction-rate securities	4,450	—	—	4,450
Agency discount notes	1,543	—	—	1,543

	$18,493	$3	$—	$18,496

Included in cash and cash equivalents				$8,547
Included in short-term investments				9,949

Total				$18,496

     As of March 31, 2008, all securities other than auction-rate securities held by the Company had a matrurity of one year or less. As of December 31, 2007, all securities held by the Company had a maturity of one year or less. Please refer to Note 11 Fair Value for further discussion of auction-rate securities.

4. ACCOUNTS RECEIVABLE
     Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $12.3 million and $12.1 million as of March 31, 2008 and December 31, 2007, respectively.
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

	Three Months
	Ended March 31,
	2008	2007
Net loss	$(2,513)	$(2,355)

Denominator for basic calculation:
Weighted average common shares outstanding	27,840	27,980

Dilutive items
Stock options outstanding	—	—

Denominator for diluted computation	27,840	27,980

Net loss per share — basic and diluted	$(0.09)	$(0.08)

     The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months
	Ended March 31,
	2008	2007
Outstanding options	8,030	6,594

6. COMPREHENSIVE INCOME (LOSS)
     The components of comprehensive loss are as follows (in thousands):

	Three Months
	Ended March 31,
	2008	2007
Net loss	$(2,513)	$(2,355)
Unrealized gain (loss) on investments, net of income tax effects	(42)	2
Foreign currency translation adjustments, net of income tax effects	1,958	1,112

Comprehensive loss	$(597)	$(1,241)

7. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
     SFAS No. 142, Goodwill and other Intangible Assets, requires goodwill to be tested for impairment on an annual basis (or more frequently if indicators of impairment exist) and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company completed its annual impairment test on December 31, 2007 and concluded that goodwill was not impaired.
     The following table provides information relating to the intangible assets and goodwill as of March 31, 2008 and December 31, 2007 (in thousands):

		December 31,					March 31,
	Amortization	2007		Purchase		Foreign	2008
	Period	Net Carrying		Price		Currency	Net Carrying
	(Years)	Amount	Acquisition	Adjustments	Amortization	Translation	Amount
Goodwill	N/A	$65,170	$—	$—	$—	$1,962	$67,132

Acquired identifiable intangibles:
Acquired technology	4 - 5	$9,184	$—	$—	$(631)	$—	$8,553
Brand name	4	361	—	—	(32)	—	329
Customer relationships and backlog	1 - 6	1,812	—	—	(94)	—	1,718
Patent and applications	7	1,283	—	—	(50)	—	1,233
Other acquired intangibles	4	178	—	—	(18)	16	176

Total		$12,818	$—	$—	$(825)	$16	$12,009

		December 31,					December 31,
	Amortization	2006		Purchase		Foreign	2007
	Period	Net Carrying		Price		Currency	Net Carrying
	(Years)	Amount	Acquisition	Adjustments	Amortization	Translation	Amount
Goodwill	N/A	$60,034	$2,155	$6	$—	$2,975	$65,170

Acquired identifiable intangibles:
Acquired technology	4 - 5	$7,901	$6,430	$—	$(5,147)	$—	$9,184
Brand name	4	822	—	—	(461)	—	361
Customer relationships and backlog	1 - 6	4,362	—	—	(2,550)	—	1,812
Patent and applications	7	—	1,400	—	(117)	—	1,283
Other acquired intangibles	4	520	—	—	(362)	20	178

Total		$13,605	$7,830	$—	$(8,637)	$20	$12,818

     During the three months ended March 31, 2008, the Company recorded $2.0 million related to the effect of changes in exchange rates.
     The Company expects the annual amortization of acquired intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2008 (remaining nine-month period)	$2,479
2009	3,305
2010	3,033
2011	1,861
2012	1,048
2013 and thereafter	283

Total	$12,009

8. INCOME TAXES
     The Company includes interest and penalties related to unrecognized tax benefits within the Company’s income tax provision (benefit). As of March 31, 2008 and December 31, 2007, the Company had $482,000 and $566,000, respectively, accrued for payment of interest and penalties related to unrecognized tax benefits.
     The Company’s total amounts of unrecognized tax benefits as of March 31, 2008 was $7.8 million, of which $4.3 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2007, the Company’s total amount of unrecognized tax benefits was $7.9 million, of which $4.1 million, if recognized, would affect the Company’s effective tax rate. As of March 31, 2008, the Company has recognized a net amount of $5.7 million in long-term tax payable for unrecognized tax benefits in its consolidated balance sheets. The Company does not expect the change in unrecognized tax benefits over the next twelve months to materially impact its results of operations and financial position.
     The Company conducts business globally and, as a result, files numerous consolidated and separate income tax returns in the U.S. federal, various state and foreign jurisdictions. The Company is currently under audit by the German tax authority for the years 2002 through 2004, however, the audit has not been completed as of March 31, 2008. Because the Company used some of the tax attributes carried forward from previous years to tax years that are still open, statutes of limitation remain open for all tax years to the extent of the attributes carried forward into tax year 2001 for federal tax purposes and tax year 2002 for California tax purposes. With few exceptions, the Company is no longer subject to income tax examinations in its major foreign subsidiaries’ jurisdictions for years before 2003.

9. STOCKHOLDERS’ EQUITY
     For the three months ended March 31, 2008 and March 31, 2007, stock-based compensation expenses before taxes related to the Company’s employee stock purchase plan and stock-option plans were $2.0 million and $1.8 million, respectively, and were allocated as follows (in thousands):

	Three Months
	Ended March 31,
	2008	2007
Cost of design-to-silicon yield solutions	$530	$493
Research and development	595	563
Selling, general and administrative	858	782

Stock-based compensation expenses before income taxes	$1,983	$1,838

     The Company estimated the fair value of share-based payments using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions and weighted average fair values:

	Stock Plans		Employee Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Expected life (in years)	5.77	6.08	1.33	0.73
Volatility	58.2%	60.7%	54.9%	52.9%
Risk-free interest rate	2.91%	4.76%	3.10%	5.28%
Expected dividend	—	—	—	—
Weighted average fair value of options granted during the period	$3.84	$7.19	—	—
Weighted average fair value of employee stock issued during the period	—	—	$3.60	$4.14
     On March 31, 2008, the Company has in effect the following stock-based compensation plans:
     Stock Plans — During 2001, the Company terminated the 1996 and 1997 Stock Plans as to future option grants, and adopted the 2001 Stock Plan. Under the 2001 Stock Plan, on January 1 of each year, starting with year 2002, the number of shares in the reserve will increase by the lesser of (1) 3,000,000 shares, (2) 5% of the outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. Under the 2001 Stock Plan, the Company may grant options to purchase shares of common stock to employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options. These options generally expire ten years from the date of grant and become vested and exercisable ratably over a four-year period.
     Stock option activity under the Company plans as of March 31, 2008 and changes during the three months ended March 31, 2008 were as follows:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
	Options	per Share	Term (years)	(in 000’s)
Outstanding, January 1, 2008	8,014,920	$11.42
Granted	177,500	6.99
Exercised	(6,449)	6.19
Forfeited or expired	(156,358)	11.27

Outstanding at March 31, 2008	8,029,613	11.33	7.22	$277

Vested and expected to vest	7,508,640	11.38	7.09	$274

Exercisable at March 31, 2008	4,395,917	11.38	5.82	$263

     The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $5.51 as of March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended March 31, 2008 was $16,000.

     As of March 31, 2008, there was $16.6 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during the three months ended March 31, 2008 was $1.7 million.
     Nonvested shares (restricted stock units) as of March 31, 2008 and changes during the three months ended March 31, 2008 were as follows:

		Weighted Average
		Measurement
	Shares	Date Fair Value
Nonvested, January 1, 2008	133,000	$9.01
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested, March 31, 2008	133,000	5.51

     As of March 31, 2008, there was $577,000 of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted average period of 6.2 years. The total compensation expense related to shares expected to vest during the three months ended March 31, 2008 was ($25,000), due to the decrease in the measurement date fair value. All restricted stock units were granted to a non-employee.
     Employee Stock Purchase Plan — In July 2001, the Company adopted an Employee Stock Purchase Plan, or Purchase Plan, under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month offering period. For the three months ended March 31, 2008, the Purchase Plan compensation expense was $154,000.
     Stock Repurchase Program — On March 26, 2003, the Company’s Board of Directors approved a share repurchase program to purchase up to $10.0 million of its outstanding common stock. The program was completed in August 2007 with 988,000 shares repurchased at the average price of $10.12. On October 29, 2007, the Board of Directors approved a new program to repurchase up to an additional $10.0 million of the Company’s common stock on the open market. The right of repurchase stock under this program will expire on October 29, 2010. As of March 31, 2008, 398,000 shares have been repurchased at the average price of $6.65 under this program and $7.4 million remained available for repurchase.
     The stock repurchase activity under the stock repurchase program approved in October 2007 for the three months ended March 31, 2008 is summarized as follows (in thousands, except per share amounts):

		Weighted-Average
Three Months Ended March 31, 2008	Shares Repurchased	Price per Share	Amount Repurchased
Cumulative balance, January 1, 2008	201	$7.57	$1,523
Repurchase of common stock	197	$5.71	1,124

Cumulative balance, March 31, 2008.	398	$6.65	$2,647

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

     The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months
	Ended March 31,
Customer	2008	2007
A	18%	16%
B	16%	17%
     The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	March 31, 2008	December 31, 2007
A	30%	27%
B	13%	15%
C	7%	11%
     Revenues from customers by geographic area are as follows (in thousands):

	Three Months
	Ended March 31,
	2008	2007
Asia	$10,399	$12,030
United States	5,608	7,475
Europe	4,340	2,637

Total	$20,347	$22,142

     As of March 31, 2008 and December 31, 2007, long-lived assets related to PDF Solutions S.A.S. (formerly Si Automation S.A.), located in France, totaled $513,000 and $446,000, respectively. As of March 31, 2008 and December 31, 2007, long-lived assets related to PDF Solutions GmbH (formerly AISS), located in Germany, totaled $176,000 and $92,000, respectively. The majority of the Company’s remaining long-lived assets are in the United States.
11. FAIR VALUE
     Effective January 1, 2008, the Company adopted SFAS No. 157 (as impacted by FSP 157-1 and FSP 157-2) with respect to fair value measurements of (1) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually) and (2) all financial assets and liabilities. The adoption was limited to financial assets, which primarily relate to cash, cash equivalent, and available-for-sale securities and did not have material impact on the Company’s financial condition, results of operations or cash flows.
     Under SFAS No. 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS No. 157 refers to the multiple assumptions used to value financial instruments as inputs, and establishes hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. These inputs are ranked according to a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.
Level 1 —	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2 —	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3 —	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
     The following table represents the Company’s assets measured at fair value on a recurring basis as of March 31, 2008 and the basis for that measurement (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	$4,712	$4,712	$—	$—
Commercial paper	15,436	—	15,436	—
Auction-rate securities	1,416	—	—	1,416

Total	$21,564	$4,712	$15,436	$1,416

     The Company holds investments in auction-rate securities, or ARS, which are variable rate debt instruments whose interest rates are reset through a “dutch” auction process at regular intervals, typically every 28 days. All ARS are backed by pools of student loans guaranteed by governmental agencies and private entities, and all were rated AAA/Aaa as of March 31, 2008. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies, as evidenced by the rating downgrade of MBIA (bond insurer on one of the Company’s ARS) from AAA to AA, by Fitch on April 4, 2008. In February and March 2008, all ARS failed to sell at auction, and as a result, their interest rate was reset to the maximum LIBOR + 150 basis points. As a result of these auction failures, there was no active market with observable prices for these securities as of March 31, 2008, and therefore the Company computed the fair value of these securities based on a discounted cash flow model, using significant level 3 inputs, to take into account the lack of liquidity. After considering the high rating of the underlying assets backing these ARS and the Company’s ability to hold these securities until the credit markets recover and these securities resume pricing, the Company recorded a temporary impairment to other comprehensive income and reclassified these securities as non-current assets. The valuation may be revised in future periods as market conditions evolve.
     The following represents the reconciliation of the beginning and ending balance of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2008 (in thousands):

Available-For-Sale
Securities
Beginning balance, January 1, 2008	$—
Total gains and losses (realized / unrealized):
Included in earnings	—
Included in other comprehensive income, before income tax effects	(84)
Purchases, issuances, and settlements	—
Transfers, in and/or (out) of Level 3	1,500

Ending balance, March 31, 2008	$1,416

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008	$—

12. SUBSEQUENT EVENTS
     On April 29, 2008, the Company announced a restructuring plan in an effort to better allocate its resources to improve its operational results in light of the current market conditions. As a result of this plan, the Company will incur restructuring charges of approximately $1.7 million primarily related to personnel costs. The actual amount could be materially different from the estimation.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative effect of terms like these or other similar expressions. Any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, which may be provided by us are also forward-looking statements. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1A and set forth at the end of Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007.
Overview
     Our technologies and services enable semiconductor companies to improve profitability across the entire “process lifecycle,” which is the term we have coined for the time from the design of an integrated circuit, or IC, through that IC’s volume manufacturing.

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
     From our incorporation in 1992 through late 1995, we were primarily focused on research and development of our proprietary manufacturing process simulation and yield and performance modeling software. From late 1995 through late 1998, we continued to refine and sell our software, while expanding our offering to include yield and performance improvement consulting services. In late 1998, we began to sell our software and consulting services, together with our newly developed proprietary technologies, under the term Design-to-Silicon-Yield solutions, reflecting our current business model. In April 2000, we expanded our research and development team and gained additional technology by acquiring AISS. AISS now operates as PDF Solutions GmbH, a German company, which continues to develop software and provide development services to the semiconductor industry. In July 2001, we completed the initial public offering of our common stock. In 2003, we enhanced our product and service offerings, including increased software applications, through the acquisitions of IDS and WaferYield. In 2006, we further complemented our technology offering by acquiring Si Automation S.A., or SiA, and adding its FDC software capabilities to our integrated solution. In 2007, we added intellectual property building blocks for logic design technology to our solution portfolio by acquiring Fabbrix, Inc.
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
Financial Highlights
     Financial highlights for the three months ended March 31, 2008 were as follows:
•	Total revenue for the three months ended March 31, 2008 was $20.3 million, a decrease of $1.8 million, or 8% compared to the three months ended March 31, 2007. Revenue from Design-to-Silicon-Yield solutions for the three months ended March 31, 2008 decreased to $15.0 million compared to $17.2 million for the three months ended March 31, 2007. The decrease in revenue was a result of decreases in revenues related to both services and software licenses of $436,000 and $1.8 million, respectively, compared to the three months ended March 31, 2007. Revenue from gainshare performance incentives for the three months ended March 31, 2008 increased $430,000 to $5.3 million from the three months ended March 31, 2007.

•	Net loss for the three months ended March 31, 2008 was $2.5 million, compared to $2.4 million for the three months ended March 31, 2007. The increase in net loss was primarily attributable to the decrease in revenue, partially offset by an income tax benefit.

•	Net loss per basic and diluted share was $0.09 for the three months ended March 31, 2008 compared to $0.08 for the three months ended March 31, 2007, an increase in net loss of $0.01 per basic and diluted share.

•	Cash, cash equivalents and investments decreased $1.0 million to $44.2 million during the three months ended March 31, 2008, primarily due to the repurchase of our common stock of $1.1 million.

Critical Accounting Policies
     Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to the condensed consolidated financial statements, accompanying this Quarterly Report on Form 10-Q, includes a summary of the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods that we use.
     General
     Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States of America. Our preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The most significant estimates and assumptions relate to revenue recognition, software development costs, recoverability of goodwill and acquired intangible assets, estimated useful lives of acquired intangibles and the realization of deferred tax assets. Actual amounts may differ from such estimates under different assumptions or conditions.
     Revenue Recognition
     We derive revenue from two sources: Design-to-Silicon-Yield Solutions, which includes Services and Software Licenses, and Gainshare Performance Incentives. We recognize revenue in accordance with the provisions of American Institute of Certified Public Accountants’ Statement of Position, or SOP, No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and SOP No. 97-2, Software Revenue Recognition, as amended.
     Design-to-Silicon-Yield Solutions — Revenue that is derived from Design-to-Silicon-Yield solutions comes from services and software licenses. We recognize revenue for each element of Design-to-Silicon-Yield solutions as follows:
     Services — We generate a significant portion of our Design-to-Silicon-Yield revenue from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require accurate estimation of cost to perform obligations and overall scope of each engagement. Revenue under contracts for solution implementation services is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. Losses on solution implementation contracts are recognized when determined. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contract was executed. Any such reductions in contract margin could have a material negative impact on our operating results.
     On occasion, we have licensed our software products as a component of our fixed price services contracts. In such instances, software products are licensed to customers over a specified term of the agreement with support and maintenance to be provided over the license term. Under these arrangements, where vendor-specific objective evidence of fair value, or VSOE, exists for the support and maintenance element, the support and maintenance revenue is recognized separately over the term of the supporting period. The remaining fee is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. VSOE for maintenance, in these instances, is generally established based upon a negotiated renewal rate. Under arrangements where software products are licensed as a component of its fixed-price service contract and where VSOE does not exist to allocate a portion of the total fixed-price to the undelivered elements, revenue is recognized for the total fixed-price as the lesser of either the percentage of completion method of contract accounting or ratably over the term of the agreement. Costs incurred under these arrangements are deferred and recognized in proportion to revenue recognized under these arrangements.
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
     Software Licenses — We also license our software products separately from our integrated solution implementations. For software license arrangements that do not require significant modification or customization of the underlying software, software license revenue is recognized under the residual method when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, (4) collectibility is probable, and (5) the arrangement does not require services that are essential to the functionality of the software. When arrangements include multiple elements such as support and maintenance, consulting (other than for our fixed price solution implementations), installation, and training, revenue is allocated to each element of a transaction based upon its fair value as determined by our VSOE and such services are recorded as services. VSOE is generally established for maintenance based upon negotiated renewal rates while VSOE for consulting, installation and training services is established based upon our customary pricing for such services when sold separately. When VSOE does not exist to allocate a portion of the total fee to the undelivered elements, revenue is recognized ratably over the term of the underlying element for which VSOE does not exist. No revenue has been recognized for software licenses with extended payment terms in excess of amounts due. For software license arrangements that require significant modification or customization of the underlying software, the software license revenue is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting, and such revenue is recorded as services.
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
Software Development Costs
     Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards, or SFAS, No. 86, Computer Software to be Sold, Leased or Otherwise Marketed. Because we believe our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.
Goodwill and Acquired Intangible Assets
     As of March 31, 2008, we had $67.1 million of goodwill and $12.0 million of intangible assets. In valuation of our goodwill and intangible assets, we must make assumptions regarding estimated future cash flows to be derived from the acquired assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets, which would have a material adverse effect on our operating results. We evaluate goodwill for impairment pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. We have selected December 31 as the date upon which to perform our annual testing for impairment. As of December 31, 2007, we completed our annual testing requirements and determined that the carrying value of goodwill had not been impaired. During the three months ended March 31, 2008, we had a significant decline in trading price of our common stock; should further decline in the price of our common stock occur, a further analysis may be required and impairment charges, if any, could be recorded.
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
Stock-Based Compensation
     We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), or SFAS No. 123R, Share-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton, or BSM, option-pricing model and is recognized as expense ratably over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
Recent Accounting Pronouncements and Accounting Changes
     See Note 2 of “Notes to Condensed Consolidated Financial Statements (Unaudited)” of this Form 10-Q for a description of recent accounting pronouncements and accounting changes, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
Results of Operations
     The following table sets forth, for periods indicated, the percentage of total revenue represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Design-to-silicon-yield solutions:
Services	66%	62%
Software licenses	8	16
Gainshare performance incentives	26	22

Total revenues	100%	100%

Cost of design-to-silicon-yield solutions:
Services	38	35
Software licenses	—	—
Amortization of acquired technology	3	7

Total cost of design-to silicon-yield solutions	41	42

Gross margin	59	58

Operating expenses:
Research and development	45	38
Selling, general and administrative	31	26
Amortization of other acquired intangible assets	1	5

Total operating expenses	77	69

Loss from operations	(18)	(11)
Interest and other income, net	3	2

Loss before taxes	(15)	(9)
Income tax provision (benefit)	(3)	2

Net loss	(12)%	(11)%

Comparison of the Three Months Ended March 31, 2008 and 2007

					Three Months Ended March 31,
					2008	2007
	Three Months Ended March 31,		$	%	% of	% of
Revenue	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Design-to-silicon-yield solutions:
Services	$13,328	$13,764	$(436)	(3)%	66%	62%
Software licenses	1,696	3,485	(1,789)	(51)%	8%	16%
Gainshare performance incentives	5,323	4,893	430	9%	26%	22%

Total	$20,347	$22,142	$(1,795)	(8)%	100%	100%

     Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements and solution product sales.
     Services. The decrease in services revenue of $436,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to a decrease of $1.1 million in software related consulting services, partially offset by a $453,000 increase in revenues related to software support and maintenance. Our services revenue may fluctuate in the future and is dependent on a number of factors including our ability to obtain new customers at emerging technology nodes.
     Software licenses. The decrease in software licenses revenue of $1.8 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to a relative weakness in attracting new customers based on general capital spending constraints. Software license revenue may fluctuate in the future and is dependent upon a number of factors including the semiconductor industry’s acceptance of our products, our ability to attract new customers and further penetration of our current customer base and the degree to which we bundle software with services where there is no established VSOE for the undelivered services.
     Gainshare Performance Incentives. Gainshare performance incentives revenue represents profit sharing and performance incentives earned based upon our customer reaching certain defined operational levels. Revenue derived from gainshare performance incentives increased $430,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to improved yields in relation to our performance targets at our customers’ sites. Our gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing provisions for gainshare performance incentives.

					Three Months Ended March 31,
					2008	2007
	Three Months Ended March 31,		$	%	% of	% of
Cost of Design-to-Silicon Yield Solution	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Services	$7,682	$7,708	$(26)	—%	38%	35%
Software licenses	84	59	25	42%	—	—
Amortization of acquired technology	631	1,575	(944)	(60)%	3%	7%

Total	$8,397	$9,342	$(945)	(10)%	41%	42%

     Costs of Design-to-Silicon-Yield Solutions. Costs of Design-to-Silicon-Yield solutions consist of costs incurred to provide and support our services and costs recognized in connection with licensing our software.
     Services. Services costs consist of material, labor, overhead costs, and stock-based compensation charges associated with solution implementations. Costs include purchased materials, employee compensation and benefits, travel and facilities-related costs. The costs of Design-to-Silicon-Yield services decreased slightly by $26,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contract was executed. Any such reductions in contract margin could have a material negative impact on our operating results.

     Software Licenses. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products and expenses incurred to produce and distribute our product documentation. The costs of Design-to-Silicon-Yield solutions software licenses increased $25,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. We expect the cost of software licenses to fluctuate in the future as a result of royalties and license fees paid for third-party applications incorporated in our software products.
     Amortization of Acquired Technology. Amortization of acquired technology consists of amortization of intangibles acquired as a result of certain business combinations. Amortization of acquired technology expense decreased $944,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease in amortization of acquired technology was primarily due to certain intangible assets becoming fully amortized, which resulted in a decrease of $1.3 million. This decrease was partially offset by an increase of $322,000 in amortization of technology acquired as a result of our acquisition of Fabbrix in May 2007. We anticipate amortization of acquired technology to be $1.9 million for the remaining nine months in 2008, $2.5 million in 2009, $2.3 million in 2010, $1.3 million in 2011, and $536,000 in 2012.

					Three Months Ended March 31,
					2008	2007
	Three Months Ended March 31,		$	%	% of	% of
Research and Development	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$9,076	$8,370	$706	8%	45%	38%

     Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations, and stock-based compensation charges. Research and development expenses increased $706,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase in research and development expenses was primarily due to the increased foreign exchange rates associated with the operations of our foreign subsidiaries which increased our overall expenses by $284,000, increased personnel expenses of $253,000 as a result of our Fabbrix acquisition, and an increase in expenses in China of $199,000 as we continue to expand our resources in lower cost regions. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects.

					Three Months Ended March 31,
					2008	2007
	Three Months Ended March 31,		$	%	% of	% of
Selling, General and Administrative	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$6,299	$5,844	$455	8%	31%	26%

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. The increase in selling, general and administrative expenses of $455,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to increased foreign exchange rates associated with the operations of our foreign subsidiaries which increased our overall expenses by $226,000, increased expenses of $118,000 from our Korean office which opened in June 2007, and increased legal fees of $281,000 incurred in defending our intellectual property rights. These increases were partially offset by a decrease of $330,000 in outside commissions as a result of reduced reliance on third-party distributors. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

					Three Months Ended March 31,
					2008	2007
	Three Months Ended March 31,		$	%	% of	% of
Amortization of Other Acquired Intangible Assets	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Amortization of other acquired intangible assets	$194	$1,013	$(819)	(81)%	1%	5%

     Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets for the three months ended March 31, 2008 decreased $819,000 compared to the three months ended March 31, 2007, primarily the result of certain intangible assets becoming fully amortized. We anticipate amortization of other acquired intangible assets to be $586,000 in the remaining nine months in 2008, $782,000 in 2009, $715,000 in 2010, $575,000 in 2011, and $796,000 in 2012 and thereafter.

					Three Months Ended March 31,
					2008	2007
	Three Months Ended March 31,		$	%	% of	% of
Interest and Other Income, net	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and other income, net	$489	$496	$(7)	(1)%	3%	2%

     Interest and Other Income, net. The decrease in interest and other income, net of $7,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to a decrease in interest income of $297,000 from lower average cash and cash equivalent balances, only partially offset by foreign currency gains of $314,000. We anticipate interest and other income will fluctuate in future periods as a result of our projected use of cash.

					Three Months Ended March 31,
					2008	2007
	Three Months Ended March 31,		$	%	% of	% of
Income Tax Provision (Benefit)	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Income tax provision (benefit)	$(617)	$424	$(1,041)	(246)%	(3)%	2%

     Income Tax Provision (Benefit). The income tax benefit reflected a favorable increase of $1.0 million for the three months ended March 31, 2008 when compared to the income tax provision of $424,000 for the three months ended March 31, 2007. The increase is due to a higher effective tax rate projected for the fiscal year 2008 as a result of lower projected business research and development credits for fiscal year 2008 primarily due to those credits not being renewed by Congress during the three months ended March 31, 2008.
Liquidity and Capital Resources
     Operating Activities
     Cash flows from operating activities consist of net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities was $757,000 for the three months ended March 31, 2008 compared to $623,000 for the three months ended March 31, 2007. The decrease in cash flows from operating activities of $134,000 compared to the three months ended March 31, 2007 was primarily due to decreased cash provided by accrued compensation, taxes payable, and deferred revenue, and partially offset by increased cash provided by accounts receivable and decreased amortization of acquired intangible assets of $1.8 million as a result of certain intangible assets becoming fully amortized.
     Accounts receivable decreased $62,000 during the three months ended March 31, 2008 and increased $7.5 million during the three months ended March 31, 2007. The decrease in accounts receivable during the three months ended March 31, 2008 was primarily due to decreased revenue. The increase in accounts receivable during the three months ended March 31, 2007 was primarily due to increased revenues during the period as well as the timing of billing milestones. Accrued compensation decreased $525,000 during the three months ended March 31, 2008 as compared to an increase of $607,000 during the three months ended March 31, 2007. The decrease in accrued compensation during the three months ended March 31, 2008 was primarily due to increased variable compensation payments. Taxes payable increased $442,000 during the three months ended March 31, 2008 compared to an increase of $1.8 million during the three months ended March 31, 2007. The increase in taxes payable during the three months ended March 31, 2008 was primarily due to the increase in taxes payable associated with foreign operations. The increase in taxes payable during the three months ended March 31, 2007 was due to the expected taxable income for that year. Deferred revenue increased $1.3 million during the three months ended March 31, 2008 compared to an increase of $2.9 million during the three months ended March 31, 2007. The increase in deferred revenue during the three months ended March 31, 2008 was primarily due to increased software support and maintenance contracts renewals. The increase in deferred revenue during the three months ended March 31, 2007 was primarily due to the billing of certain software contracts with undelivered obligations during the period, which were primarily recognized during the remainder of 2007, and increased billings of software support and maintenance contracts.

Investing Activities
     Cash flows from investing activities consist of proceeds from investment maturities and sales, offset by payments for investments acquired, payments for businesses acquired, and payments for capital expenditures. Net cash used in investing activities was $1.5 million for the three months ended March 31, 2008 compared to $4.3 million for the three months ended March 31, 2007. The decrease was primarily due to the final payment to the selling stockholders for the acquisition of SiA being made during the three months ended March 31, 2007 whereas there was no such payment during the three months ended March 31, 2008. As of March 31, 2008, we had not invested in derivative securities.
Financing Activities
     Cash flows from financing activities consist primarily of proceeds from sales of shares through employee equity incentive plans, offset by payments for purchase of treasury stock, and principal payments on long-term obligations. Net cash used in financing activities was $1.1 million for three months ended March 31, 2008 compared to cash provided by financing activities of $409,000 for the three months ended March 31, 2007. The increase in cash used in financial activities was primarily due to the repurchase of 197,000 shares of common stock for $1.1 million during the three months ended March 31, 2008 whereas we did not repurchase any common stock during the three months ended March 31 2007.
Liquidity
     As of March 31, 2008, our working capital was $70.8 million, compared with $72.5 million as of December 31, 2007. Cash and cash equivalents, and short-term investments were $42.8 million as of March 31, 2008 compared to $45.3 million as of December 31, 2007, a decrease of $2.4 million. The decrease in cash and short-term investments was primarily attributable to the reclassification of $1.4 million in auction-rate securities from short-term investments to non-current investments and the repurchase of our common stock for $1.1 million during the three months ended March 31, 2008. We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to repurchase common stock, fund potential investments in, or acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.
     As of March 31, 2008, our investments included auction-rate securities with a par value of $1.5 million, which are variable rate debt instruments whose interest rates are reset through a “dutch” auction process at regular intervals, typically every 28 days. See Note 3 to “Notes to Condensed Consolidated Financial Statements (Unaudited)” and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in Part I in this Form 10-Q for further discussion.
     We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities. Additionally, we have not entered into any derivative contracts. As of March 31, 2008, we had no foreign currency contracts outstanding.
     The following table summarizes our known contractual obligations (in thousands):

	Payments due by period
	2008
	(Nine months
Contractual obligations	remaining)	2009-2010	2011-2012	Thereafter	Other	Total
Debt principal (1)	$300	$822	$126	$—	$—	$1,248
Debt interest	20	33	5	—	—	58
Capital lease obligations (including interest)	84	55	2	—	—	141
Operating lease obligations	1,314	4,669	4,265	1,526	—	11,774
Unrecognized tax benefits (2)	—	—	—	—	5,698	5,698

Total	$1,718	$5,579	$4,398	$1,526	$5,698	$18,919

(1)	Amount represents the repayment of an interest free loan of €550,000 and a €400,000 euros loan with a variable interest rate based on the EURIBOR plus 160 basis points.

(2)	Due to the inherent uncertainty of the tax positions, it is not practicable to assign this liability to any particular years in the table.

     Operating lease amounts include minimum rental payments under our operating leases for our office facilities, as well as computers, office equipment, and vehicles that we utilize under lease agreements. These agreements expire at various dates through 2011. Capital lease amounts include $10,000 of imputed interest. Capital leases were contracted to purchase computer, software, office equipment, and vehicles in our French subsidiary.
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
     Interest Rate Risk. As of March 31, 2008, we had cash and cash equivalents and short term investments of $42.8 million. Cash and cash equivalents consisted of cash, highly liquid money market instruments and commercial paper with maturities of 90 days or less. Short-term investments consisted of debt securities with maturities of more than three months but less than twelve months. Because of the short maturities of those instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at March 31, 2008 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and increased interest expense.
     As of March 31, 2008, we held auction-rate securities with a par value of $1.5 million. Auction-rate securities are variable rate debt instruments whose interest rates are reset through a “dutch” auction process at regular intervals, typically every 28 days. A portion of these securities are insured by third party bond insurers and are collateralized by student loans guaranteed by governmental agencies and private entities. The liquidity of the securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. In February and March 2008, all the auction-rate securities we held failed to sell at auction due to an insufficient number of bidders. We reviewed the value of these securities for impairment as of March 31, 2008, and concluded that these securities were temporarily impaired, and recorded an unrealized loss of $84,000 before income tax effects of $34,000. In future periods, the estimated fair value of our auction-rate securities could decline further based on market conditions, which could result in additional impairment.
     Foreign Currency and Exchange Risk. Certain of our sales contracts are denominated in a currency other than the functional currency of the selling entity. Therefore, a portion of our revenue is subject to foreign currency risks. For example, the effect of an immediate 10% adverse change in exchange rates on foreign currency denominated receivables as of March 31, 2008 would result in a loss of approximately $141,000. To date, we have not entered into any hedging contracts, although we may do so in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by the quarterly report on Form 10-Q, have concluded that our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is (1) recorded, processed, summarized and reported within the timeframes specified in the rules and forms of the Securities and Exchange Commission, and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
     Historically, we have had a small number of large customers for our core Design-to-Silicon-Yield solutions and we expect this to continue in the near term. In the three months ended March 31, 2008, two customers accounted for 34% of our total net revenue, with Toshiba Corporation representing 18% and International Business Machines Corporation representing 16%. In the three months ended March 31, 2007, two customers accounted for 33% of our total net revenue, with International Business Machines Corporation representing 17% and Toshiba Corporation representing 16%. We could lose a customer due to its decision not to engage us on future process nodes, its decision not to develop its own future process node, or as a result of industry consolidation. The loss of any of these customers or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers.
If integrated device manufacturers of logic integrated circuits reduce investment in new process technology as a result of a shift to a fabless manufacturing business model, the pool of potential logic customers for our yield ramp solutions will shrink and our results of operations may suffer.
     Historically, the majority of our revenue from integrated yield ramps has been derived from integrated device manufacturers, or IDMs, of logic IC. If IDMs decide to discontinue or significantly cut back their investment in the development of new process technology as a result of a shift to a model of outsourcing a larger proportion, or all, of the mass production of their ICs, there may be fewer IDMs that are potential customers for our solutions that integrate product designs with in-house manufacturing processes. As a result, the revenue we are able to generate from integrated yield ramps for logic ICs could fall below levels that are currently expected. Also, because our expenses are fixed in the short term and it takes a long time for us to replace customers, such a reduction in revenue could cause significant fluctuations in results of operations.
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
     Competition in our market may intensify in the future, which could slow our ability to grow or execute our strategy and could lead to increased pricing pressure. Our current and potential customers may choose to develop their own solutions internally, particularly if we are slow in deploying our solutions. Many of these companies have the financial and technical capability to develop their own solutions. Also, competitors could establish non-domestic operations with a lower cost structure than our engineering organization, which, unless we also establish lower cost non-domestic operations, would give any such competitor’s products a competitive advantage over our solutions. There may be other providers of commercial solutions for systematic IC yield and performance enhancement of which we are not aware. We currently face indirect competition from the internal groups at IC companies and some direct competition from providers of yield management or prediction software such as KLA-Tencor, MKS Instruments, inc., or MKS (through its acquisition of Yield Dynamics, Inc.), Ponte Solutions, Syntricity Inc., TIBCO Software Inc. (through its acquisition of Spotfire Inc.), and Synopsys, Inc., and process control software, such as Applied Materials, Inc., Triant Holdings Inc., Straatum Processware Ltd., and MKS. Further, ARM Ltd. and Virage Logic Corporation provide standard cells in the physical IP space, which could compete with our pdBRIX solution. Some providers of yield management software or inspection equipment may seek to broaden their product offerings and compete with us. For example, KLA-Tencor has announced adding the use of test structures to one of their inspection product lines. In addition, we believe that the demand for solutions that address the need for better integration between the silicon design and manufacturing processes may encourage direct competitors to enter into our market. For example, large integrated organizations, such as IDMs, electronic design automation software providers, IC design service companies or semiconductor equipment vendors, may decide to spin-off a business unit that competes with us. Other potential competitors include fabrication facilities that may decide to offer solutions competitive with ours as part of their value proposition to their customers. In addition, Synopsys, Inc. now appears to offer directly competing Design-for-Manufacturability, or DFM, while other Electronic Design Automation suppliers provide alternative DFM solutions that may compete for the same budgetary funds. If these potential competitors change the pricing environment or are able to attract industry partners or customers faster than we can, we may not be able to grow and execute our strategy as quickly or at all. In addition, customer preferences may shift away from our solutions as a result of the increase in competition.
We face operational and financial risks associated with international operations that could negatively impact our revenue.
     We derive a majority of our revenue from international sales, principally from customers based in Asia. Revenue generated from customers in Asia accounted for 51% of total revenue in the three months ended March 31, 2008 and 54% in the three months ended March 31, 2007. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Asia. In addition, we have expanded our non-U.S. operations recently and plan to continue such expansion by establishing overseas subsidiaries, offices, or contractor relationships in locations, and when, deemed appropriate by our management. The success of our business is subject to risks inherent in doing business internationally. These risks include:
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
     We have experienced losses in the three months ended March 31, 2008, the year ended December 31, 2007, and in the past. We may not achieve and thereafter maintain profitability if our revenue increases more slowly than we expect or not at all. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $19.4 million as of March 31, 2008. We expect to continue to incur significant expenses in connection with:
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
We may experience significant fluctuations in our operating results due to the cyclical nature of the semiconductor industry.
     Our revenue is highly dependent upon the overall condition of the semiconductor industry, especially because of our gainshare performance incentives revenue component. The semiconductor industry is highly cyclical and subject to rapid technological change and has been subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices, and production overcapacity. The semiconductor industry also periodically experiences increased demand and production capacity constraints. As a result, we may experience significant fluctuations in operating results due to general semiconductor industry conditions and overall economic conditions.
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
     Our solution implementations require a team of engineers to collaborate with our customers to address complex yield loss issues by using our software and other technologies. We must estimate the amount of time needed to complete an existing solution implementation in order to estimate when the engineers will be able to commence a new solution implementation. In addition, our accounting for solution implementation contracts, which generate fixed fees, sometimes requires adjustments to profit and loss based on revised estimates during the performance of the contract. These adjustments may have a material effect on our results of operations in the period in which they are made. The estimates giving rise to these risks, which are inherent in fixed-price contracts, include the forecasting of costs and schedules, and contract revenues related to contract performance.
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
     In the future, our management may identify deficiencies regarding the design and effectiveness of our system of internal control over financial reporting that we engage in pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, as part of our Form 10-K. Such deficiencies could include those arising from turnover of qualified personnel or arising as a result of acquisitions, which we may not be able to remediate in time to meet the continuing reporting deadlines imposed by Section 404 and the costs of which may harm our results of operations. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that our management can conclude on an ongoing basis that we have effective internal controls. We also may not be able to retain our independent registered public accounting firm with sufficient resources to attest to and report on our internal controls in a timely manner. Moreover, our registered public accounting firm may not agree with our management’s future assessments and may deem our controls as ineffective if we are unable to remediate on a timely basis. If in the future we are unable to assert that we maintain effective internal controls, our investors could lose confidence in the accuracy and completeness of our financial reports that in turn could cause our stock price to decline.
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
     Unanticipated efforts to support more rapid expansion, develop or enhance our Design-to-Silicon-Yield solutions, respond to competitive pressures or acquire complementary businesses or technologies could impact our future capital requirements and the adequacy of our available funds. In such event, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. We may not be able to raise any necessary funds on terms favorable to us, or at all.

Recent acquisitions may adversely affect our business by diverting management’s attention, increasing our expenses or by being more difficult to integrate than expected.
     Our success in realizing the strategic benefits, the timing of this realization, and growth opportunities to be gained from incorporating into PDF the operations of recently acquired businesses, including SiA, a French company, acquired in October 2006, and Fabbrix, acquired in May 2007, depend upon our ability to successfully integrate those businesses. The integration of acquired businesses is a complex, costly and time-consuming process. The difficulties of combining our existing operations associated with acquired businesses include:
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
If we were required to write down all or part of our goodwill, our net earnings and net worth could be significantly, negatively affected.
     We had $67.1 million of goodwill recorded on our consolidated balance sheet as of March 31, 2008. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it would indicate a decline in the fair value of the Company and would require us to further evaluate whether our goodwill has been impaired. We also perform an annual review, at December 31, of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. If we were required to write down all or a significant part of our goodwill, our net earnings and net worth could be significantly, negatively affected.
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
The uncertainty in the credit markets might impact the value of certain auction-rate securities we have and we might have to record impairment charges in the future.
     Credit concerns in the capital markets have significantly reduced our ability to liquidate auction-rate securities that we classify as available-for-sale securities on our balance sheet. The liquidity of the securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. In February and March 2008, all the auction-rate securities we held failed to sell at auction due to an insufficient number of bidders. We reviewed the value of these securities for impairment as of March 31, 2008, and concluded that these securities were temporarily impaired, and recorded an unrealized loss of $50,000 net of income tax effects. In future periods, the estimated fair value of our auction-rate securities could decline further based on market conditions, which could result in additional impairment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(b) Use of Proceeds. Our first registration statement, filed on Form S-1 (Registration No. 333-43192), related to our initial public offering and was declared effective by the SEC on July 26, 2001. There has been no change to the disclosure contained in our report on Form 10-Q for the quarter ended September 30, 2005 with respect to the use of proceeds generated by our initial public offering.

(c) Stock Repurchase. The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended March 31, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
	Total		Shares (or Units)	Approximate Dollar
	Number of	Average	Purchased as	Value) of Shares (or
	Shares (or	Price Paid	Part of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs (1)	Plans or Programs(1)
Month #1 (January 1, 2008 through January 31, 2008)	—	—	—	$8,477,152
Month #2 (February 1, 2008 through February 28, 2008)	197,000	$5.71	197,000	$7,353,005
Month #3 (March 1, 2008 through March 31, 2008)	—	—	—	$7,353,005

Total	197,000	$5.71	197,000

(1)	On March 26. 2003, our Board of Directors approved a share repurchase program to purchase up to $10.0 million of our outstanding common stock. The program was completed in August 2007 with 988,000 shares repurchased at the average price of $10.12. On October 29, 2007, the Board of Directors approved a new program to repurchase up to an additional $10.0 million of the Company’s common stock on the open market. The right of repurchase stock under this program will expire on October 29, 2010. As of March 31, 2008, 398,000 shares had been repurchased at the average price of $6.65 under this program and $7.4 million remained available for repurchase.
Item 3. Defaults Upon Senior Securities.
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the first quarter of 2008.
Item 5. Other Information.
     On February 8, 2008, the Compensation Committee of the Board of the Company, or Compensation Committee, as subsequently adjusted effective as of an April 21, 2008 action by unanimous written consent of the Compensation Committee, awarded discretionary bonuses pursuant to the Company’s previously disclosed discretionary bonus policy, for the year ended December 31, 2007 to certain employees of the Company as follows: Keith A. Jones, Chief Financial Officer and Vice President, Finance, $10,000; Cornelius Hartgring, Vice President, Client Services and Sales, $17,000; David A. Joseph, Chief Strategy Officer, $12,000; and Kimon W. Michaels, Vice President and General Manager, Design for Manufacturability, $10,000.

Item 6. Exhibits.

Exhibit
Number	Description
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc. dated July 31, 2000. (1)

3.02	Amended and Restated Bylaws of PDF Solutions, Inc., effective as of August 1, 2005. (2)

4.01	Specimen Stock Certificate. (3)

4.02	Second Amended and Restated Rights Agreement dated July 6, 2001. (1)

10.01	2001 Stock Plan and related agreements, effective as of July 31, 2001, as amended on October 31, 2006. (4)

10.02	2001 Employee Stock Purchase Plan and related agreements, as adopted on June 12, 2001. (1)

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer and Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.02	Certification the Chief Financial Officer and Vice President of Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

(2)	Incorporated by reference to PDF’s Report on Form 10-Q filed August 9, 2005 (File No. 000-31311).

(3)	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

(4)	Incorporated by reference to PDF’s Report on Form 10-Q filed May 10, 2007 (File No. 000-31311).

(5)	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer

By:	/s/ KEITH A. JONES
Keith A. Jones
Chief Financial Officer and Vice President of Finance

Date: May 12, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc. dated July 31, 2000. (1)

3.02	Amended and Restated Bylaws of PDF Solutions, Inc., effective as of August 1, 2005. (2)

4.01	Specimen Stock Certificate. (3)

4.02	Second Amended and Restated Rights Agreement dated July 6, 2001. (1)

10.01	2001 Stock Plan and related agreements, effective as of July 31, 2001, as amended on October 31, 2006. (4)

10.02	2001 Employee Stock Purchase Plan and related agreements, as adopted on June 12, 2001. (1)

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer and Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.02	Certification the Chief Financial Officer and Vice President of Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

(2)	Incorporated by reference to PDF’s Report on Form 10-Q filed August 9, 2005 (File No. 000-31311).

(3)	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

(4)	Incorporated by reference to PDF’s Report on Form 10-Q filed May 10, 2007 (File No. 000-31311).

(5)	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.