Form 10-Q
period 2008-06-30
PDF SOLUTIONS INC
filed 2008-08-11
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock as of August 1, 2008 was 27,647,369.

Item 1. Financial Statements.
PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2008	2007
	(In thousands,
	except par values)
ASSETS
Current assets:
Cash and cash equivalents	$30,487	$35,315
Short-term investments	12,708	9,949
Accounts receivable, net of allowance of $254 in 2008 and 2007	35,506	38,526
Prepaid expenses and other current assets	3,771	3,354
Deferred tax assets	1,514	1,676

Total current assets	83,986	88,820
Property and equipment, net	3,344	3,621
Non-current investments	1,262	—
Goodwill	67,264	65,170
Intangible assets, net	11,184	12,818
Deferred tax assets and other assets	10,825	8,922

Total assets	$177,865	$179,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$418	$421
Accounts payable	2,378	3,469
Accrued compensation and related benefits	6,574	5,950
Other accrued liabilities	2,253	2,604
Taxes payable	75	208
Deferred revenue	3,600	3,159
Billings in excess of recognized revenue	110	553

Total current liabilities	15,408	16,364
Long-term debt	911	907
Long-term taxes payable	5,670	5,581
Other liabilities	724	29

Total liabilities	22,713	22,881

Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 29,170 in 2008 and 29,122 in 2007; shares outstanding 27,501 in 2008 and 27,933 in 2007	4	4
Additional paid-in-capital	185,333	181,566
Treasury stock at cost, 1,670 shares in 2008 and 1,190 shares in 2007	(14,135)	(11,524)
Accumulated deficit	(21,345)	(16,892)
Accumulated other comprehensive income	5,295	3,316

Total stockholders’ equity	155,152	156,470

Total liabilities and stockholders’ equity	$177,865	$179,351

See notes to unaudited condensed consolidated financial statements

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Revenues:
Design-to-silicon-yield solutions	$15,452	$17,808	$30,476	$35,057
Gainshare performance incentives	5,662	5,890	10,985	10,783

Total revenues	21,114	23,698	41,461	45,840

Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	7,267	7,109	15,033	14,876
Amortization of acquired technology	631	1,610	1,262	3,185

Total cost of design-to silicon-yield solutions	7,898	8,719	16,295	18,061

Gross margin	13,216	14,979	25,166	27,779
Operating expenses:
Research and development	9,134	8,797	18,210	17,167
Selling, general and administrative	5,646	6,645	11,945	12,489
Amortization of other acquired intangible assets	195	1,031	389	2,044
Restructuring charges	1,471	—	1,471	—

Total operating expenses	16,446	16,473	32,015	31,700

Loss from operations	(3,230)	(1,494)	(6,849)	(3,921)
Interest and other income, net	251	529	740	1,025

Loss before taxes	(2,979)	(965)	(6,109)	(2,896)
Income tax provision (benefit)	(1,039)	(264)	(1,656)	160

Net loss	$(1,940)	$(701)	$(4,453)	$(3,056)

Net loss per share – basic and diluted	$(0.07)	$(0.02)	$(0.16)	$(0.11)

Weighted average common shares – basic and diluted	27,608	28,155	27,724	28,067

See notes to unaudited condensed consolidated financial statements

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Operating activities:
Net loss	$(4,453)	$(3,056)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,014	985
Stock-based compensation expense	3,737	3,783
Losses on disposal of property, plant and equipment	3	—
Amortization of acquired intangible assets	1,651	5,261
Tax benefit (shortfall) related to stock-based compensation expense	(33)	76
Excess tax benefit from stock-based compensation expense	—	(26)
Deferred taxes	(2,873)	(2,183)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net of allowances	3,103	(4,748)
Prepaid expenses and other assets	(360)	(102)
Accounts payable	(1,233)	(987)
Accrued compensation and related benefits	508	(63)
Other accrued liabilities	351	(375)
Taxes payable	(69)	2,090
Deferred revenues	367	1,532
Billings in excess of recognized revenue	(443)	272

Net cash provided by operating activities	1,270	2,459

Investing activities:
Purchases of available-for-sale securities	(16,805)	(16,315)
Maturities and sales of available-for-sale securities	12,810	14,771
Purchases of property and equipment	(604)	(1,376)
Payments on business acquired, net of cash acquired	—	(1,883)

Net cash used in investing activities	(4,599)	(4,803)

Financing activities:
Proceeds from exercise of stock options	63	1,057
Proceeds from employee stock purchase plan	—	782
Purchases of treasury stock	(2,611)	—
Principal payments on long-term obligations	(113)	(129)
Principal payments on notes to stockholders	—	(416)
Excess tax benefit from stock-based compensation expense	—	26

Net cash provided by (used in) financing activities	(2,661)	1,320

Effect of exchange rate changes on cash	1,162	225

Net decrease in cash and cash equivalents	(4,828)	(799)
Cash and cash equivalents, beginning of period	35,315	36,451

Cash and cash equivalents, end of period	$30,487	$35,652

Non-cash investing and financing activities:
Amount due to Fabbrix stockholders	$—	$2,701

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Taxes	$1,334	$228

Interest	$21	$24

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
     The Company has chosen to replace the term “Integrated Solutions” with “Services” and “Gain Share” with “Gainshare Performance Incentives” in its condensed consolidated statements of operations to better describe the arrangements provided to its customers. Furthermore, the Company opted to combine Services revenue and Software Licenses revenue into one line item as Design-to-Silicon-Yield Solutions,
Revenue Recognition
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
2. RECENT ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES
     In March 2008, the Financial Accounting Standard Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, or SFAS No. 161. Statement of Financial Accounting Standards, or SFAS, No. 161 enhances the disclosure regarding the Company’s derivative and hedging activities. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for the Company beginning in the first quarter of fiscal year 2009. The adoption of SFAS No. 161 is not expected to have a significant impact on the Company’s results of operations, cash flow or financial position.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R establishes principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its financial statements.
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

     Effective January 1, 2008, the Company adopted the provisions of the FASB’s SFAS No. 157, Fair Value Measurement, or SFAS No. 157, for financial assets and liabilities. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. Additionally, the pronouncement provides guidance on definition, measurement, methodology and use of assumptions and inputs in determining fair value. The Company applied the provisions of SFAS No. 157 to its financial assets which included its investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. See Note 12 to “Notes to Condensed Consolidated Financial Statements (Unaudited).” In February 2008, the FASB issued FASB Staff Position, or FSP, 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, or FSP 157-1, and FSP 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2. FSP 157-1 removes certain leasing transactions from the scope of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 with respect to nonfinancial assets and liabilities on its financial statements. Nonfinancial assets and liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.
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
3. INVESTMENTS
     The following tables summarize the Company’s investments (in thousands):

		June 30, 2008
		Unrealized	Unrealized
	Amortized	Holding	Holding	Market
	Cost	Gains	Losses	Value
Commercial paper	$16,207	$1	$(1)	$16,207
Agency obligations	2,460	2	(1)	2,461
Auction-rate securities	1,400	—	(138)	1,262
Corporate securities	400	—	—	400

	$20,467	$3	$(140)	$20,330

Included in cash and cash equivalents				$6,360
Included in short-term investments				12,708
Included in non-current investments				1,262

Total				$20,330

		December 31, 2007
		Unrealized	Unrealized
	Amortized	Holding	Holding	Market
	Cost	Gains	Losses	Value
Commercial paper	$12,500	$3	$—	$12,503
Auction-rate securities	4,450	—	—	4,450
Agency discount notes	1,543	—	—	1,543

	$18,493	$3	$—	$18,496

Included in cash and cash equivalents				$8,547
Included in short-term investments				9,949

Total				$18,496

     As of June 30, 2008, all securities other than auction-rate securities held by the Company had a maturity of one year or less. As of December 31, 2007, all securities held by the Company had a maturity of one year or less. Please refer to Note 12 Fair Value for further discussion of auction-rate securities.
4. ACCOUNTS RECEIVABLE
     Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $10.9 million and $12.1 million as of June 30, 2008 and December 31, 2007, respectively.
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net loss	$(1,940)	$(701)	$(4,453)	$(3,056)

Denominator for basic calculation:
Weighted average common shares outstanding	27,608	28,155	27,724	28,067

Dilutive items
Stock options outstanding	—	—	—	—

Denominator for diluted computation	27,608	28,155	27,724	28,067

Net loss per share — basic and diluted	$(0.07)	$(0.02)	$(0.16)	$(0.11)

     The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Outstanding options	7,827	6,854	7,928	6,724

6. COMPREHENSIVE INCOME (LOSS)
     The components of comprehensive loss are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net loss	$(1,940)	$(701)	$(4,453)	$(3,056)
Unrealized gain (loss) on investments, net of income tax effects	(43)	(1)	(85)	1
Foreign currency translation adjustments, net of income tax effects	106	286	2,064	1,397

Comprehensive loss	$(1,877)	$(416)	$(2,474)	$(1,658)

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

     The following table provides information relating to the intangible assets and goodwill as of June 30, 2008 and December 31, 2007 (in thousands):

		December 31,					June 30,
	Amortization	2007		Purchase		Foreign	2008
	Period	Net Carrying		Price		Currency	Net Carrying
	(Years)	Amount	Acquisition	Adjustments	Amortization	Translation	Amount
Goodwill	N/A	$65,170	$—	$(23)	$—	$2,117	$67,264

Acquired identifiable intangibles:
Acquired technology	4-5	$9,184	$—	$—	$(1,262)	$—	$7,922
Brand name	4	361	—	—	(64)	—	297
Customer relationships and backlog	1-6	1,812	—	—	(187)	—	1,625
Patent and applications	7	1,283	—	—	(100)	—	1,183
Other acquired intangibles	4	178	—	—	(38)	17	157

Total		$12,818	$—	$—	$(1,651)	$17	$11,184

		December 31,					December 31,
	Amortization	2006		Purchase		Foreign	2007
	Period	Net Carrying		Price		Currency	Net Carrying
	(Years)	Amount	Acquisition	Adjustments	Amortization	Translation	Amount
Goodwill	N/A	$60,034	$2,155	$6	$—	$2,975	$65,170

Acquired identifiable intangibles:
Acquired technology	4-5	$7,901	$6,430	$—	$(5,147)	$—	$9,184
Brand name	4	822	—	—	(461)	—	361
Customer relationships and backlog	1-6	4,362	—	—	(2,550)	—	1,812
Patent and applications	7	—	1,400	—	(117)	—	1,283
Other acquired intangibles	4	520	—	—	(362)	20	178

Total		$13,605	$7,830	$—	$(8,637)	$20	$12,818

     During the six months ended June 30, 2008, the Company recorded $2.1 million related to the effect of changes in exchange rates.
     The Company expects the annual amortization of acquired intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2008 (remaining six-month period)	$1,654
2009	3,305
2010	3,033
2011	1,861
2012	1,048
2013 and thereafter	283

Total	$11,184

8. INCOME TAXES
     The Company includes interest and penalties related to unrecognized tax benefits within the Company’s income tax provision (benefit). As of June 30, 2008 and December 31, 2007, the Company had $460,000 and $566,000, respectively, accrued for payment of interest and penalties related to unrecognized tax benefits.
     The Company’s total amounts of unrecognized tax benefits as of June 30, 2008 was $7.8 million, of which $4.2 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2007, the Company’s total amount of unrecognized tax benefits was $7.9 million, of which $4.1 million, if recognized, would affect the Company’s effective tax rate. As of June 30, 2008, the Company has recognized a net amount of $5.7 million in long-term tax payable for unrecognized tax benefits in its consolidated balance sheets. The Company does not expect the change in unrecognized tax benefits over the next twelve months to materially impact its results of operations and financial position.
     The Company conducts business globally and, as a result, files numerous consolidated and separate income tax returns in the U.S. federal, various state and foreign jurisdictions. Because the Company used some of the tax attributes carried forward from previous years to tax years that are still open, statutes of limitation remain open for all tax years to the extent of the attributes carried forward into tax year 2001 for federal tax purposes and tax year 2002 for California tax purposes. With few exceptions, the Company is no longer subject to income tax examinations in its major foreign subsidiaries’ jurisdictions for years before 2003. During the second fiscal quarter of 2008, the Company received the final German tax authority audit report for the years 2002 through 2004. The Company reviewed the results of the audit, noting no material adjustments to the prior years’ tax returns, and as a result, the Company recorded a $205,000 tax benefit related to previously recorded uncertain tax positions and accrued interest.
9. STOCKHOLDERS’ EQUITY
     The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. Stock-based compensation expenses before taxes related to the Company’s employee stock purchase plan and stock-option plans were allocated as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Cost of design-to-silicon yield solutions	$400	$478	$930	$970
Research and development	711	615	1,306	1,178
Selling, general and administrative	643	852	1,501	1,635

Stock-based compensation expenses before income taxes	$1,754	$1,945	$3,737	$3,783

     The Company estimated the fair value of share-based payments using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions and weighted average fair values:
Stock Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected life (in years)	5.77	6.05	5.77	6.05
Volatility	59.2%	59.9%	58.7%	60.0%
Risk-free interest rate	3.23%	4.95%	3.07%	4.93%
Expected dividend	—	—	—	—
Weighted average fair value of options granted during the period	$3.07	$6.33	$3.45	$6.41
Employee Stock Purchase Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected life (in years)	1.33	0.98	1.33	0.98
Volatility	54.9%	50.0%	54.9%	50.0%
Risk-free interest rate	3.10%	5.21%	3.10%	5.21%
Expected dividend	—	—	—	—
Weighted average fair value of employee stock issued during the period	$3.60	$4.36	$3.60	$4.36
     On June 30, 2008, the Company has in effect the following stock-based compensation plans:
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

     Stock option activity under the Company plans as of June 30, 2008 and changes during the six months ended June 30, 2008 were as follows:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
	Options	per Share	Term (years)	(in 000’s)
Outstanding, January 1, 2008	8,014,920	$11.42
Granted	359,500	6.20
Exercised	(12,115)	5.21
Forfeited or expired	(535,537)	11.81

Outstanding at June 30, 2008	7,826,768	11.17	7.00	$491

Vested and expected to vest	7,391,147	11.23	6.88	$465

Exercisable at June 30, 2008	4,567,597	11.46	5.71	$357

     The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $5.95 as of June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the six months ended June 30, 2008 was $27,000.
     As of June 30, 2008, there was $14.3 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.7 years.
     On June 10, 2008, the Company filed a tender offer on Form SC TO-I, or the Offer, with the SEC under which holders of options with exercise prices equal to or greater than $10.00 per share could tender their options in exchange for restricted stock rights granted under the 2001 Stock Plan based upon a 4.2 option shares -to-1.0 restricted share right exchange ratio. Restricted stock rights received in exchange for eligible options will be subject to new vesting schedules. The length of the vesting schedule for each restricted stock right will depend on when stock options exchanged were granted. All restricted stock rights will be subject to the terms of the 2001 Stock Plan. The Offer will expire on August 18, 2008, the deadline to tender eligible options, and the Company could, at its sole discretion, extend, amend, and withdraw the Offer at anytime prior to the expiration date.
     Nonvested shares (restricted stock units) as of June 30, 2008 and changes during the six months ended June 30, 2008 were as follows:

		Weighted Average
		Measurement
	Shares	Date Fair Value
Nonvested, January 1, 2008	133,000	$9.01
Granted	—	—
Vested	(36,020)	5.28
Forfeited	—	—

Nonvested, June 30, 2008	96,980	5.95

     As of June 30, 2008, there was $577,000 of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted average period of 4.9 years. The total compensation expense related to shares vested during the six months ended June 30, 2008 was $9,000. All restricted stock units were granted to a non-employee.
     Employee Stock Purchase Plan — In July 2001, the Company adopted an Employee Stock Purchase Plan, or Purchase Plan, under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month offering period. For the six months ended June 30, 2008, the Purchase Plan compensation expense was $257,000.
     Stock Repurchase Program — On March 26, 2003, the Company’s Board of Directors approved a share repurchase program to purchase up to $10.0 million of its outstanding common stock. The program was completed in August 2007 with 988,000 shares repurchased at the average price of $10.12. On October 29, 2007, the Board of Directors approved a new program to repurchase up to an additional $10.0 million of the Company’s common stock on the open market. The right of repurchase stock under this program will expire on October 29, 2010. As of June 30, 2008, 682,000 shares have been repurchased at the average price of $6.06 under this program and $5.9 million remained available for repurchase.

     The stock repurchase activity under the stock repurchase program approved in October 2007 for the six months ended June 30, 2008 is summarized as follows (in thousands, except per share amounts):

		Weighted-Average
Six Months Ended June 30, 2008	Shares Repurchased	Price per Share	Amount Repurchased
Cumulative balance, January 1, 2008	201	$7.57	$1,523
Repurchase of common stock	481	5.43	2,611

Cumulative balance, June 30, 2008	682	6.06	$4,134

10. RESTRUCTURING
     On April 29, 2008, the Company announced a restructuring plan in an effort to better allocate its resources to improve its operational results in light of the current market conditions. As a result of this plan, the Company recorded restructuring charges of $1.5 million during the three months ended June 30, 2008, of which $1.4 million related to employee severance costs due to the termination of 25 employees and $121,000 related to professional and other fees. The following table summarizes the activities and changes of these restructuring liabilities (in thousands):

Restructuring	Severance	Professional and Others Fees
Balance at January 1, 2008	$—	$—
Restructuring charges	1,350	121
Payments	(1,018)	(101)

Balance at June 30, 2008	$332	$20

     The remaining accrual for severance and professional fees is expected to be paid out in the third fiscal quarter of 2008. At June 30, 2008, $352,000 was included in other accrued liabilities.
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
     The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Customer	2008	2007	2008	2007
A	17%	19%	17%	17%
B	14%	15%	15%	16%
C	11%	—	6%	—
D	2%	11%	2%	9%
     The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	June 30, 2008	December 31, 2007
A	29%	27%
B	14%	15%
E	10%	11%

     Revenues from customers by geographic area are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Asia	$12,135	$11,998	$22,534	$24,028
United States	5,156	8,234	10,764	15,709
Europe	3,823	3,466	8,163	6,103

Total	$21,114	$23,698	$41,461	$45,840

     As of June 30, 2008 and December 31, 2007, long-lived assets related to PDF Solutions S.A.S. (formerly Si Automation S.A.), located in France, totaled $532,000 and $446,000, respectively. The majority of the Company’s remaining long-lived assets are in the United States.
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

Level 1 -	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2 -	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3 -	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
     The following table represents the Company’s assets measured at fair value on a recurring basis as of June 30, 2008 and the basis for that measurement (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	$2,323	$2,323	$—	$—
Commercial paper	16,207	—	16,207	—
Agency obligations	2,461	—	2,461	—
Auction-rate securities	1,262	—	—	1,262
Corporate securities	400	—	400	—

Total	$22,653	$2,323	$19,068	$1,262

     The Company holds investments in auction-rate securities, or ARS, which are variable rate debt instruments whose interest rates are reset through a “dutch” auction process at regular intervals, typically every 28 days. All ARS are backed by pools of student loans guaranteed by governmental agencies and private entities, and were rated AAA/Aaa or A as of June 30, 2008. The liquidity and fair value of these securities has been reduced by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies, as evidenced by the rating downgrade of MBIA (bond insurer on one of the Company’s ARS) from Aaa to A2, by Moody’s Investor Services on June 19, 2008. All ARS have failed to sell at auction since February 2008, and as a result, their interest rates were reset to the maximum LIBOR + 150 basis points. The only activity since February 2008 was the repurchase of $100,000 in ARS at par by one issuer. As a result of these auction failures, there was no active market with observable prices for these securities as of June 30, 2008, and therefore the Company computed the fair value of these securities based on a discounted cash flow model, using significant level 3 inputs, to take into account the lack of liquidity. The Company does not believe that the principal of the assets (student loans) backing these securities is at risk. Furthermore, the Company is able to hold these securities until the credit markets recover and these securities resume pricing at or near par, and as a result, the Company recorded a temporary impairment to other comprehensive income and classified these securities as non-current assets. The valuation may be revised in future periods as market conditions evolve.
     The following represents the reconciliation of the beginning and ending balance of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2008 (in thousands):

Available-For-Sale
Securities
Beginning balance, January 1, 2008	$—
Total gains and losses (realized / unrealized):
Included in earnings	—
Included in other comprehensive income, before income tax effects	(138)
Purchases, issuances, and settlements	(100)
Transfers, in and/or (out) of Level 3	1,500

Ending balance, June 30, 2008	$1,262

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative effect of terms like these or other similar expressions. Any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, which may be provided by us are also forward-looking statements. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1A herein and set forth at the end of Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007.
Overview
     Our technologies and services enable semiconductor companies to improve profitability across the entire “process lifecycle,” which is the term we have coined for the time from the design of an integrated circuit, or IC, and design of a manufacturing process for ICs, through that IC’s volume manufacturing. Our solutions improve profitability by improving a semiconductor company’s time-to-market, increasing yield and reducing total design and manufacturing costs. Our solutions combine proprietary software, physical intellectual property in the form of cell libraries for IC designs, test chips, an electrical wafer test system, proven methodologies, and professional services. We analyze yield loss mechanisms to identify, quantify, and correct the issues that cause yield loss. This drives IC design and manufacturing improvements that enable our customers to optimize the technology development process, increase the initial yield when an IC design first enters a manufacturing line, increase the rate at which yield improves, and minimize excursions and process variability that cause yield loss throughout mass production.
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

     From our incorporation in 1992 through late 1995, we were primarily focused on research and development of our proprietary manufacturing process simulation and yield and performance modeling software. From late 1995 through late 1998, we continued to refine and sell our software, while expanding our offering to include yield and performance improvement consulting services. In late 1998, we began to sell our software and consulting services, together with our newly developed proprietary technologies, under the term Design-to-Silicon-Yield solutions, reflecting our current business model. In April 2000, we expanded our research and development team and gained additional technology by acquiring AISS. AISS now operates as PDF Solutions GmbH, a German company, which continues to develop software and provide development services to the semiconductor industry. In July 2001, we completed the initial public offering of our common stock. In 2003, we enhanced our product and service offerings, including increased software applications, through the acquisitions of IDS and WaferYield. In 2006, we further complemented our technology offering by acquiring Si Automation S.A., or SiA, and adding its fault detection and classification software capabilities to our integrated solution. In 2007, we added intellectual property building blocks for logic design technology to our solution portfolio by acquiring Fabbrix, Inc.
Industry Trend
     Demand for consumer electronics and communications devices continues to drive technological innovation in the semiconductor industry as the need for products with greater performance, lower power consumption, reduced costs and smaller size continues to grow with each new product generation. In addition, advances in computing systems and mobile devices have fueled demand for higher capacity memory chips. To meet these demands, IC manufacturers and designers are constantly challenged to improve the overall performance of their ICs by designing and manufacturing ICs with more embedded applications to create greater functionality while lowering cost per transistor. As a result, both logic and memory manufacturers have migrated to more and more advanced manufacturing nodes, capable of integrating more devices with higher performance, higher density, and lower power. As this trend continues, companies will continually be challenged to improve process capabilities to optimally produce ICs with minimal random and systematic yield loss, which is driven by the lack of compatibility between the design and its respective manufacturing process. We believe that as volume production of nanometer scale ICs continues to grow, the difficulties of integrating IC designs with their respective processes and ramping new manufacturing processes will create a greater need for products and services that address the yield loss and escalating cost issues the semiconductor industry is facing today and will face in the future.
Financial Highlights
     Financial highlights for the three months ended June 30, 2008 were as follows:
•	Total revenue for the three months ended June 30, 2008 was $21.1 million, a decrease of $2.6 million, or 11% compared to the three months ended June 30, 2007. Revenue from Design-to-Silicon-Yield solutions for the three months ended June 30, 2008 decreased $2.4 million to $15.5 million compared to $17.8 million for the three months ended June 30, 2007. Revenue from gainshare performance incentives for the three months ended June 30, 2008 decreased $228,000 to $5.7 million from the three months ended June 30, 2007.

•	Net loss for the three months ended June 30, 2008 was $1.9 million, increased $1.2 million compared to $701,000 for the three months ended June 30, 2007. The increase in net loss was primarily attributable to the decrease in revenue and to the expense associated with the restructuring plan, partially offset by an increase in income tax benefit.

•	Net loss per basic and diluted share was $0.07 for the three months ended June 30, 2008 compared to $0.02 for the three months ended June 30, 2007, an increase in net loss of $0.05 per basic and diluted share.
     Financial highlights for the six months ended June 30, 2008 were as follows:
•	Total revenue for the six months ended June 30, 2008 was $41.5 million, a decrease of $4.4 million, or 10% compared to the six months ended June 30, 2007. Revenue from Design-to-Silicon-Yield solutions for the six months ended June 30, 2008 decreased $4.6 million to $30.5 million compared to $35.1 million for the six months ended June 30, 2007. Revenue from gainshare performance incentives for the six months ended June 30, 2008 increased $202,000 to $11.0 million from the six months ended June 30, 2007.

•	Net loss for the six months ended June 30, 2008 was $4.5 million, increased $1.4 million compared to $3.1 million for the six months ended June 30, 2007. The increase in net loss was primarily attributable to the decrease in revenue and to the expense associated with the restructuring plan, partially offset by an increase in income tax benefit.

•	Net loss per basic and diluted share was $0.16 for the six months ended June 30, 2008 compared to $0.11 for the six months ended June 30, 2007, an increase in net loss of $0.05 per basic and diluted share.

•	Cash, cash equivalents and investments decreased $807,000 to $44.5 million during the six months ended June 30, 2008, primarily due to the repurchase of $2.6 million of our common stock and payment for restructuring charges of $1.2 million.
Critical Accounting Policies
     Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to the condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q includes a summary of the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods that we use.
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
Goodwill and Acquired Intangible Assets
     As of June 30, 2008, we had $67.3 million of goodwill and $11.2 million of intangible assets. When valuing our goodwill and intangible assets, we must make assumptions regarding estimated future cash flows to be derived from the acquired assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets, which would have a material adverse effect on our operating results. We evaluate goodwill for impairment pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. We have selected December 31 as the date upon which to perform our annual testing for impairment. As of December 31, 2007, we completed our annual testing requirements and determined that the carrying value of goodwill had not been impaired. During the six months ended June 30, 2008, we had a significant decline in trading price of our common stock; should further decline in the price of our common stock occur, a further analysis may be required and impairment charges, if any, could be recorded.
     We are currently amortizing our acquired intangible assets over estimated useful lives of three to seven years, which are based on the estimated period of benefit to be delivered from such assets. However, a decrease in the estimated useful lives of such assets would cause additional amortization expense or an impairment of such asset in future periods.

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
Results of Operations
     The following table sets forth, for periods indicated, the percentage of total revenue represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Design-to-silicon-yield solutions	73%	75%	74%	76%
Gainshare performance incentives	27	25	26	24

Total revenues	100%	100%	100%	100%

Cost of design-to-silicon-yield solutions:
Direct cost of design-to-silicon-yield solutions	34	30	36	32
Amortization of acquired technology	3	7	3	7

Total cost of design-to-silicon-yield solutions	37	37	39	39

Gross margin	63	63	61	61
Operating expenses:
Research and development	43	37	44	38
Selling, general and administrative	27	28	29	28
Amortization of other acquired intangible assets	1	4	1	4
Restructuring charges	7	—	4	—

Total operating expenses	78	69	78	70

Loss from operations	(15)	(6)	(17)	(9)
Interest and other income, net	1	2	2	2

Loss before taxes	(14)	(4)	(15)	(7)
Income tax provision (benefit)	(5)	(1)	(4)	—

Net loss	(9)%	(3)%	(11)%	(7)%

Comparison of the Three Months Ended June 30, 2008 and 2007

					Three Months Ended June 30,
					2008	2007
	Three Months Ended June 30,		$	%	% of	% of
Revenue	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Design-to-silicon-yield solutions	$15,452	$17,808	$(2,356)	(13)%	73%	75%
Gainshare performance incentives	5,662	5,890	(228)	(4)%	27%	25%

Total	$21,114	$23,698	$(2,584)	(11)%	100%	100%

     Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements and solution product sales. The decrease in Design-to-Silicon-Yield solutions revenue of $2.4 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was primarily due to a decrease of $3.8 million in software licenses and associated consulting services revenue, partially offset by an increase of $958,000 in revenue related to fixed fee integrated solutions and an increase of $431,000 in revenues related to software support and maintenance. Our Design-to-Silicon-Yield solutions revenue may fluctuate in the future and is dependent on a number of factors including our ability to obtain new customers.
     Gainshare Performance Incentives. Gainshare performance incentives revenue represents profit sharing and performance incentives earned based upon our customer reaching certain defined operational levels. Revenue derived from gainshare performance incentives decreased $228,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to fluctuations in customers wafer volumes in relation to our performance targets at our customers’ sites. The revenues from gainshare performance incentives were generated from six customers and nine engagements for both the three months ended June 30, 2008 and 2007. Our gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing provisions for gainshare performance incentives.

					Three Months Ended June 30,
					2008	2007
	Three Months Ended June 30,		$	%	% of	% of
Cost of Design-to-Silicon-Yield Solutions	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Direct costs of design-to-silicon-yield solutions	$7,267	$7,109	$158	2%	34%	30%
Amortization of acquired technology	631	1,610	(979)	(61)%	3%	7%

Total	$7,898	$8,719	$(821)	(9)%	37%	37%

     Costs of Design-to-Silicon-Yield Solutions. Costs of Design-to-Silicon-Yield solutions consist of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization of acquired technology.
     Direct costs of Design-to-Silicon-Yield Solutions. Direct costs of Design-to-Silicon-Yield solutions consist of services costs and software licenses costs. Services costs consist of material, labor, overhead costs, and stock-based compensation charges associated with solution implementations. Costs include purchased materials, employee compensation and benefits, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products and expenses incurred to produce and distribute our product documentation. The direct costs of Design-to-Silicon-Yield solutions moderately increased $158,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contract was executed. Any such reductions in contract margin could have a material negative impact on our operating results.
     Amortization of Acquired Technology. Amortization of acquired technology consists of amortization of intangibles acquired as a result of certain business combinations. Amortization of acquired technology expense decreased $979,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The decrease in amortization of acquired technology was primarily due to certain intangible assets becoming fully amortized, which resulted in a decrease of $1.2 million in related expense. This decrease was partially offset by an increase of $214,000 in amortization of technology acquired as a result of our acquisition of Fabbrix in May 2007. We anticipate amortization of acquired technology to be $1.3 million for the remaining six months in 2008, $2.5 million in 2009, $2.3 million in 2010, $1.3 million in 2011, and $536,000 in 2012.

					Three Months Ended June 30,
					2008	2007
	Three Months Ended June 30,		$	%	% of	% of
Research and Development	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$9,134	$8,797	$337	4%	43%	37%

     Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations, and stock-based compensation charges. Research and development expenses increased $337,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase in research and development expenses was primarily due to increased expenses of $266,000 associated with our China subsidiary as we continue to expand our resources in lower cost regions and increased personnel expenses of $169,000 as a result of a full quarter compared to a partial quarter of expenses from our Fabbrix acquisition in May 2007. The increase was partially offset by a decrease of $280,000 in third-party developer costs. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects.

					Three Months Ended June 30,
					2008	2007
	Three Months Ended June 30,		$	%	% of	% of
Selling, General and Administrative	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$5,646	$6,645	$(999)	(15)%	27%	28%

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. The selling, general and administrative expenses decreased $999,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to a decrease of $421,000 in outside commissions as a result of reduced reliance on third-party distributors, a decrease of $270,000 in travel expense as a result of our cost control initiatives, and a decrease of $210,000 in legal fees as a result of a reimbursement of $500,000 in legal expenses in settlement of an intellectual property case. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

					Three Months Ended June 30,
					2008	2007
	Three Months Ended June 30,		$	%	% of	% of
Amortization of Other Acquired Intangible Assets	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Amortization of other acquired intangible assets	$195	$1,031	$(836)	(81)%	1%	4%

     Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets for the three months ended June 30, 2008 decreased $836,000 compared to the three months ended June 30, 2007, primarily the result of certain intangible assets becoming fully amortized. We anticipate amortization of other acquired intangible assets to be $391,000 in the remaining six months in 2008, $782,000 in 2009, $716,000 in 2010, $575,000 in 2011, and $796,000 in 2012 and thereafter.

					Three Months Ended June 30,
					2008	2007
	Three Months Ended June 30,		$	%	% of	% of
Restructuring Charges	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Restructuring charges	$1,471	$—	$1,471	N/A	7%	—%

     Restructuring Charges. Restructuring charges of $1.5 million during the three months ended June 30, 2008 were related to expenses incurred as the result of the restructuring plan we announced on April 29, 2008, and consisted of employee severance costs of $1.4 million and professional and other fees of $121,000.

					Three Months Ended June 30,
					2008	2007
	Three Months Ended June 30,		$	%	% of	% of
Interest and Other Income, net	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and other income, net	$251	$529	$(278)	(53)%	1%	2%

     Interest and Other Income, net. The decrease in interest and other income, net of $278,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was primarily due to a decrease in interest income of $373,000 from lower average cash and cash equivalent and investments balances coupled with lower interest rates. We anticipate interest and other income will fluctuate in future periods as a result of our projected use of cash.

					Three Months Ended June 30,
					2008	2007
	Three Months Ended June 30,		$	%	% of	% of
Income Tax Benefit	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Income tax benefit	$(1,039)	$(264)	$(775)	294%	(5)%	(1)%

     Income Tax Benefit. The income tax benefit increased $775,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily as a result of the increased loss before taxes, and the recording of a $205,000 tax benefit related to the reversal of a previously recorded tax reserve following the successful conclusion of a tax audit in Germany during the three months ended June 30, 2008.
Comparison of the Six Months Ended June 30, 2008 and 2007

					Six Months Ended June 30,
					2008	2007
	Six Months Ended June 30,		$	%	% of	% of
Revenue	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Design-to-silicon-yield solutions	$30,476	$35,057	$(4,581)	(13)%	74%	76%
Gainshare performance incentives	10,985	10,783	202	2%	26%	24%

Total	$41,461	$45,840	$(4,379)	(10)%	100%	100%

     Design-to-Silicon-Yield Solutions. The decrease in Design-to-Silicon-Yield solutions revenue of $4.6 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily due to decreases of $6.7 million in software licenses and associated consulting services revenue, partially offset by an increase of $967,000 in revenue related to fixed fee integrated solutions and an increase of $884,000 in revenue related to software support and maintenance.
     Gainshare Performance Incentives. Revenue derived from gainshare performance incentives increased $202,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to fluctuations in customers wafer volumes in relation to our performance targets at our customers’ sites. Revenue derived from gainshare performance incentives was generated from seven customers and eleven engagements for the six months ended June 30, 2008, and seven customers and ten engagements for the six months ended June 30, 2007.

					Six Months Ended June 30,
					2008	2007
	Six Months Ended June 30,		$	%	% of	% of
Cost of Design-to-Silicon-Yield Solutions	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Direct costs of design-to-silicon-yield solutions	$15,033	$14,876	$157	1%	36%	32%
Amortization of acquired technology	1,262	3,185	(1,923)	(60)%	3%	7%

Total	$16,295	$18,061	$(1,766)	(10)%	39%	39%

     Costs of Design-to-Silicon-Yield Solutions.
     Direct Costs of Design-to-Silicon-Yield Solutions. The direct costs of Design-to-Silicon-Yield solutions increased slightly by $157,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

     Amortization of Acquired Technology. Amortization of acquired technology expense decreased $1.9 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease in amortization of acquired technology was primarily due to certain intangible assets becoming fully amortized, which resulted in a decrease of $2.5 million. This decrease was partially offset by an increase of $537,000 in amortization of technology acquired as a result of our acquisition of Fabbrix in May 2007.

					Six Months Ended June 30,
					2008	2007
	Six Months Ended June 30,		$	%	% of	% of
Research and Development	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$18,210	$17,167	$1,043	6%	44%	38%

     Research and Development. Research and development expenses increased $1.0 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase in research and development expenses was primarily due to increased expenses of $465,000 in our China subsidiary as we continue to expand our resources in lower cost regions and increased personnel expenses of $338,000 as a result of our Fabbrix acquisition in May 2007.

					Six Months Ended June 30,
					2008	2007
	Six Months Ended June 30,		$	%	% of	% of
Selling, General and Administrative	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$11,945	$12,489	$(544)	(4)%	29%	28%

     Selling, General and Administrative. Selling, general and administrative expenses decreased $544,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease was primarily due to a decrease of $751,000 in outside commissions as a result of reduced reliance on third-party distributors and a decrease of $318,000 in travel expenses as a result of our cost control initiatives, partially offset by increased expenses of $501,000 in our France subsidiary due to increased operating costs as a result of unfavorable exchange rates fluctuations and an increase in headcount.

					Six Months Ended June 30,
					2008	2007
	Six Months Ended June 30,		$	%	% of	% of
Amortization of Other Acquired Intangible Assets	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Amortization of other acquired intangible assets	$389	$2,044	$(1,655)	(81)%	1%	4%

     Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets for the six months ended June 30, 2008 decreased $1.7 million compared to the six months ended June 30, 2007, primarily the result of certain intangible assets becoming fully amortized.

					Six Months Ended June 30,
					2008	2007
	Six Months Ended June 30,		$	%	% of	% of
Restructuring Charges	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Restructuring charges	$1,471	$—	$1,471	N/A	4%	—%

     Restructuring Charges. Restructuring charges of $1.5 million during the six months ended June 30, 2008 were related to expenses incurred as the result of the restructuring plan we announced on April 29, 2008, and consisted of employee severance costs of $1.4 million and professional and other fees of $121,000.

					Six Months Ended June 30,
					2008	2007
	Six Months Ended June 30,		$	%	% of	% of
Interest and Other Income, net	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and other income, net	$740	$1,025	$(285)	(28)%	2%	2%

     Interest and Other Income, net. The decrease in interest and other income, net of $285,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily due to a decrease in interest income of $641,000 from lower average cash and cash equivalent and investments balances coupled with lower interest rates, partially offset by an increase in foreign currency gains of $396,000.

					Six Months Ended June 30,
					2008	2007
	Six Months Ended June 30,		$	%	% of	% of
Income Tax Provision (Benefit)	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Income tax provision (benefit)	$(1,656)	$160	$(1,816)	(1,135)%	(4)%	—%

     Income Tax Provision (Benefit). The income tax benefit reflected a favorable increase of $1.8 million for the six months ended June 30, 2008 when compared to the income tax provision of $160,000 for the six months ended June 30, 2007, as a result of the increased loss before taxes, the recording of a $205,000 tax benefit related to previously recorded uncertain tax positions and accrued interest following the conclusion of a tax audit in Germany and a change in applicable effective tax rate.
Liquidity and Capital Resources
Operating Activities
     Cash flows from operating activities consist of net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $1.3 million for the six months ended June 30, 2008 compared to $2.5 million for the six months ended June 30, 2007. The decrease in cash flows from operating activities of $1.2 million compared to the six months ended June 30, 2007 was primarily due to a greater net loss, decreased amortization of acquired intangible assets, decreased cash provided by changes in tax payable and deferred revenue, and partially offset by increased cash provided by change of accounts receivable. Amortization of acquired intangible assets decreased $3.6 million as a result of certain intangible assets becoming fully amortized.
     Taxes payable decreased slightly by $69,000 during the six months ended June 30, 2008 compared to an increase of $2.1 million during the six months ended June 30, 2007. The increase in taxes payable during the six months ended June 30, 2007 was due to the expected taxable income for that year and the increase in uncertain tax benefits related to tax credits earned during the period. Deferred revenue increased $367,000 during the six months ended June 30, 2008 compared to an increase of $1.5 million during the six months ended June 30, 2007. The increase in deferred revenue during the six months ended June 30, 2008 was primarily due to increased software support and maintenance contracts renewals. The increase in deferred revenue during the six months ended June 30, 2007 was primarily due to the billing of certain software contracts with undelivered obligations during the period, which were primarily recognized during the remainder of 2007, and increased billings of software support and maintenance contracts. Accounts receivable decreased $3.1 million during the six months ended June 30, 2008 and increased $4.7 million during the six months ended June 30, 2007. The changes in accounts receivable during the six months ended June 30, 2008 and 2007 were primarily due to the timing of billing milestones and payments received.
Investing Activities
     Cash flows from investing activities consist of proceeds from investment maturities and sales, offset by payments for investments acquired, payments for businesses acquired, and payments for capital expenditures. Net cash used in investing activities was $4.6 million for the six months ended June 30, 2008 compared to $4.8 million for the six months ended June 30, 2007. The decreased cash used in investing activities was primarily due to the payment of $1.9 million to the selling stockholders for the acquisition of Fabbrix made during the six months ended June 30, 2007 whereas there was no such payment during the six months ended June 30, 2008, lower capital expenditure of $772,000 during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, and offset by a decrease of $2.0 million in cash provided by maturities and sales of investments during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.
Financing Activities
     Cash flows from financing activities consist of proceeds from sales of shares through employee equity incentive plans, offset by payments for purchase of treasury stock, and principal payments on long-term obligations. Net cash used in financing activities was $2.7 million for six months ended June 30, 2008 compared to cash provided by financing activities of $1.3 million for the six months ended June 30, 2007. The increase in cash used in financial activities was primarily due to the repurchase of 481,000 shares of common stock for $2.6 million during the six months ended June 30, 2008 whereas we did not repurchase any common stock during the six months ended June 30, 2007, and a decrease in proceeds from exercise of stock options and employee stock purchase plan of $1.8 million during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease in proceeds from the employee stock purchase plan is due to the one month extension of the withholding period to July 31, 2008 whereas the prior year withholding period ended on June 30, 2007.
Liquidity
     As of June 30, 2008, our working capital was $68.6 million, compared with $72.5 million as of December 31, 2007. Cash and cash equivalents, and short-term investments were $43.2 million as of June 30, 2008 compared to $45.3 million as of December 31, 2007, a decrease of $2.1 million. The decrease in cash and short-term investments was primarily attributable to the reclassification of $1.3 million in auction-rate securities from short-term investments to non-current investments, the repurchase of $2.6 million of our common stock, and payment for restructuring charges of $1.2 million during the six months ended June 30, 2008. We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to repurchase common stock, fund potential investments in, or acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.
     As of June 30, 2008, our investments included auction-rate securities with a par value of $1.4 million, which are variable rate debt instruments whose interest rates are reset through a “dutch” auction process at regular intervals, typically every 28 days. See Note 3 to “Notes to Condensed Consolidated Financial Statements (Unaudited)” and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in Part I in this Form 10-Q for further discussion.
     We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities and foreign currency forward exchange contracts designed to reduce our exposure to currency fluctuations in the Euro.
     The following table summarizes our known contractual obligations (in thousands):

	Payments due by period
	2008
	(Six months
Contractual obligations	remaining)	2009-2010	2011-2012	Thereafter	Other	Total
Debt principal (1)	$270	$827	$127	$—	$—	$1,224
Debt interest	14	36	5	—	—	55
Capital lease obligations (including interest)	55	55	2	—	—	112
Operating lease obligations	1,213	5,661	4,854	1,681	—	13,409
Unrecognized tax benefits (2)	—	—	—	—	5,670	5,670

Total	$1,552	$6,579	$4,988	$1,681	$5,670	$20,470

(1)	Amount represents the repayment of an interest free loan of €550,000 and a €400,000 euros loan with a variable interest rate based on the EURIBOR plus 160 basis points.

(2)	Due to the inherent uncertainty of the tax positions, it is not practicable to assign this liability to any particular years in the table.
     Operating lease amounts include minimum rental payments under our operating leases for our office facilities, as well as computers, office equipment, and vehicles that we utilize under lease agreements. These agreements expire at various dates through 2013. Capital lease amounts include $7,000 of imputed interest. Capital leases were contracted to purchase computer, software, office equipment, and vehicles in our French subsidiary.
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

     Interest Rate Risk. As of June 30, 2008, we had cash and cash equivalents and short term investments of $43.2 million. Cash and cash equivalents consisted of cash, highly liquid money market instruments and commercial paper with maturities of 90 days or less. Short-term investments consisted of debt securities with maturities of more than three months but less than twelve months. Because of the short maturities of those instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at June 30, 2008 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and increased interest expense.
     As of June 30, 2008, we held auction-rate securities with a par value of $1.4 million. Auction-rate securities are variable rate debt instruments whose interest rates are reset through a “dutch” auction process at regular intervals, typically every 28 days. A portion of these securities are insured by third party bond insurers and are collateralized by student loans guaranteed by governmental agencies and private entities. The liquidity of the securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. All auction-rate securities we hold have been failing to sell at auction since February 2008 due to an insufficient number of bidders. We reviewed the value of these securities for impairment as of June 30, 2008, and concluded that these securities were temporarily impaired, and recorded an unrealized loss of $138,000 before income tax effects of $55,000. In future periods, the estimated fair value of our auction-rate securities could decline further based on market conditions, which could result in additional impairment.
     Foreign Currency and Exchange Risk. Certain of our sales contracts are denominated in a currency other than the functional currency of the selling entity. Therefore, a portion of our revenue is subject to foreign currency risks. In June 2008, we began entering into foreign currency forward exchange contracts, or forward contracts, designed to reduce our exposure to changes in the Euro. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered and are entered into at or near the end of the month. These contracts are re-measured monthly using spot rates, with any gain or loss from rate fluctuations recorded in the consolidated statement of operations. As of June 30, 2008, we held a forward contract to purchase 1.5 million Euros at the exchange rate of 1.5875 USD per Euro for a total value US$2.4 million. The change in the values of the forward contracts was not material for the quarter ended June 30, 2008.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is (1) recorded, processed, summarized and reported within the timeframes specified in the rules and forms of the Securities and Exchange Commission, and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     From time to time, we are subject to various legal proceedings and claims that arise in the ordinary course of business. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a contingent liability when the probable outcome of a claim against the Company can be reasonably assessed. In management’s opinion, the probable outcome of any current claim against the Company cannot be reasonably estimated. Also, in management’s opinion, the ultimate resolution of these claims will not materially impact our financial statements.

Item 1A. Risk Factors
If semiconductor designers and manufacturers do not continue to adopt our Design-to-Silicon-Yield solutions, we may be unable to increase or maintain our revenue.
     If semiconductor designers and manufacturers do not continue to adopt our Design-to-Silicon-Yield solutions, both as currently constituted and as we may offer them in the future, our revenue could decline. To be successful, we will need to continue to enter into agreements covering a larger number of IC products and processes with existing customers and new customers. We need to develop new customer relationships with companies that are integrated device manufacturers, fabless semiconductor companies, and foundries, as well as system manufacturers so that we can continue to implement our Design-to-Silicon-Yield solutions and experience greater market acceptance of our solutions. Factors that may limit adoption of our Design-to-Silicon-Yield solutions by semiconductor companies include:
•	our customers’ failure to achieve satisfactory yield improvements using our Design-to-Silicon-Yield solutions;

•	a decrease in demand for semiconductors generally or the slowing of demand for nanometer scale semiconductors;

•	our inability to develop, market, or sell effective solutions that are outside of our traditional MPS logic focus;

•	our existing and potential customers’ delay in their adoption of the next process technology;

•	the development in the industry of alternative methods to enhance the integration between the semiconductor design and manufacturing processes due to a rapidly evolving market and the emergence of new technologies;

•	our existing and potential customers’ reluctance to understand and accept our innovative gainshare performance incentives fee component; and

•	our customers’ concern about our ability to keep highly competitive information confidential.
We generate a large percentage of our total revenue from a limited number of customers, so the loss of any one of these customers could significantly reduce our revenue and results of operations below expectations.
     Historically, we have had a small number of large customers for our core Design-to-Silicon-Yield solutions and we expect this to continue in the near term. In the six months ended June 30, 2008, two customers accounted for 32% of our total net revenue, with Toshiba Corporation representing 17% and International Business Machines Corporation representing 15%. In the six months ended June 30, 2007, two customers accounted for 33% of our total net revenue, with Toshiba Corporation representing 17% and International Business Machines Corporation representing 16%. We could lose a customer due to its decision not to engage us on future process nodes, its decision not to develop its own future process node, or as a result of industry consolidation. The loss of any of these customers or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers.
If integrated device manufacturers of logic integrated circuits reduce investment in new process technology as a result of a shift to a fabless manufacturing business model, the pool of potential logic customers for our yield ramp solutions will shrink and our results of operations may suffer.
     Historically, the majority of our revenue from integrated yield ramps has been derived from integrated device manufacturers, or IDMs, of logic ICs. If IDMs decide to discontinue or significantly cut back their investment in the development of new process technology as a result of a shift to a model of outsourcing a larger proportion, or all, of the mass production of their ICs, there may be fewer IDMs that are potential customers for our solutions that integrate product designs with in-house manufacturing processes. As a result, the revenue we are able to generate from integrated yield ramps for logic ICs could fall below levels that are currently expected. Also, because our expenses are fixed in the short term and it takes a long time for us to replace customers, such a reduction in revenue could cause significant fluctuations in results of operations.

If we do not effectively manage and support our operations and integrate recent and planned growth, our business strategy may fail.
     We will need to continue to grow in all areas of operation and successfully integrate and support our existing and new employees into our operations, or we may be unable to implement our business strategy in the time frame we anticipate, if at all. We have in the past, and may in the future, experienced interruptions in our information systems on which our global operations depend. Further, physical damage to, failure of, or digital damage (such as significant viruses or worms) to, our information systems could disrupt and delay time-sensitive services or computing operations that we perform for our customers, which could negatively impact our business results and reputation. In addition, we must frequently expand our internal information system to meet increasing demand in storage, computing and communication. Our internal information system is expensive to expand and must be highly secure due to the sensitive nature of our customers’ information that we transmit. Building and managing the support necessary for our growth places significant demands on our management and resources. In addition, we may need to switch to a new accounting system in the near future, which could disrupt our business operations and distract management. These demands may divert these resources from the continued growth of our business and implementation of our business strategy. Further, we must adequately train our new personnel, especially our client service and technical support personnel, to effectively and accurately, respond to and support our customers. If we fail to do this, it could lead to dissatisfaction among our customers, which could slow our growth.
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
     Competition in our market may intensify in the future, which could slow our ability to grow or execute our strategy and could lead to increased pricing pressure. Our current and potential customers may choose to develop their own solutions internally, particularly if we are slow in deploying our solutions. Many of these companies have the financial and technical capability to develop their own solutions. Also, competitors could establish non-domestic operations with a lower cost structure than our engineering organization, which, unless we also establish lower cost non-domestic operations, would give any such competitor’s products a competitive advantage over our solutions. There may be other providers of commercial solutions for systematic IC yield and performance enhancement of which we are not aware. We currently face indirect competition from the internal groups at IC companies and some direct competition from providers of yield management or prediction software such as KLA-Tencor, MKS Instruments, inc., or MKS (through its acquisition of Yield Dynamics, Inc.), Mentor Graphics (through its acquisition of Ponte Solutions), Syntricity Inc., TIBCO Software Inc. (through its acquisition of Spotfire Inc.), and Synopsys, Inc., and process control software, such as Applied Materials, Inc., Triant Holdings Inc., Straatum Processware Ltd., and MKS. Further, ARM Ltd. and Virage Logic Corporation provide standard cells in the physical IP space, which could compete with our pdBRIX solution. Some providers of yield management software or inspection equipment may seek to broaden their product offerings and compete with us. For example, KLA-Tencor has announced adding the use of test structures to one of their inspection product lines. In addition, we believe that the demand for solutions that address the need for better integration between the silicon design and manufacturing processes may encourage direct competitors to enter into our market. For example, large integrated organizations, such as IDMs, electronic design automation software providers, IC design service companies or semiconductor equipment vendors, may decide to spin-off a business unit that competes with us. Other potential competitors include fabrication facilities that may decide to offer solutions competitive with ours as part of their value proposition to their customers. In addition, Synopsys, Inc. now appears to offer directly competing Design-for-Manufacturability, or DFM, while other Electronic Design Automation suppliers provide alternative DFM solutions that may compete for the same budgetary funds. If these potential competitors change the pricing environment or are able to attract industry partners or customers faster than we can, we may not be able to grow and execute our strategy as quickly or at all. In addition, customer preferences may shift away from our solutions as a result of the increase in competition.

We face operational and financial risks associated with international operations that could negatively impact our revenue.
     We derive a majority of our revenue from international sales, principally from customers based in Asia. Revenue generated from customers in Asia accounted for 54% of total revenue in the six months ended June 30, 2008 and 52% in the six months ended June 30, 2007. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Asia. In addition, we have expanded our non-U.S. operations recently and plan to continue such expansion by establishing overseas subsidiaries, offices, or contractor relationships in locations, and when, deemed appropriate by our management. The success of our business is subject to risks inherent in doing business internationally. These risks include:
•	some of our key engineers and other personnel are foreign nationals and they may have difficulty gaining access to the United States and other countries in which our customers or our offices may be located and it may be difficult for us to recruit and retain qualified technical and managerial employees in foreign offices;

•	greater difficulty in collecting account receivables resulting in longer collection periods;

•	language and other cultural differences may inhibit our sales and marketing efforts and create internal communication problems among our U.S. and foreign research and development teams, increasing the difficulty of managing multiple, remote locations performing various development, quality assurance, and yield ramp analysis projects;

•	compliance with, inconsistencies among, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar, including, among other issues, with respect to protection of our intellectual property, and a wide variety of operational regulations and trade and export controls under domestic, foreign, and international law;

•	currency risk due to the fact that expenses for our international offices are denominated in the local currency, including the Euro, while virtually all of our revenue is denominated in U.S. dollars;

•	quarantine, private travel limitation, or business disruption in regions affecting our operations, stemming from actual, imminent or perceived outbreak of human pandemic or contagious disease;

•	in the event a larger portion of our revenue becomes denominated in foreign currencies, we would be subject to a potentially significant exchange rate risk; and

•	economic or political instability, including but not limited to armed conflict, terrorism, interference with information or communication networks or systems, and the resulting disruption to economic activity and business operations.
     In Japan, in particular, we face the following additional risks:
•	a downturn in Asian economies which could limit our ability to retain existing customers and attract new ones in Asia; and

•	if the U.S. dollar increases in value relative to the Japanese Yen, the cost of our solutions will be more expensive to existing and potential Japanese customers and therefore less competitive.
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
     Our long-term success is largely dependent upon our ability to structure our future customer contracts to include a larger gainshare performance incentives component relative to the fixed fee component. We typically recognize the fixed fee component earlier than the gainshare performance incentives component so if we are successful in increasing the gainshare performance incentives component of our customer contracts, we will experience an adverse impact on our operating results in the short term as we reduce the fixed fee component. Due to acquisitions and expanded business strategies, the mix of elements in some of our contracts has changed recently and the relative importance of the software component in some of our contracts has increased. We have experienced, and may in the future experience, delays in the expected recognition of revenue associated with generally accepted accounting principles regarding the timing of revenue recognition in multi-element software arrangements, including the effect of acceptance criteria as a result of the change in our contracts. If we fail to meet contractual acceptance criteria on time or at all, the total revenue we receive under a contract could be delayed or decline. In addition, by increasing the gainshare performance incentives or the software component, we may increase the variability or timing of recognition of our revenue, and therefore increase the risk that our total future revenue will be lower than expected and fluctuate significantly from period to period.

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
     We have experienced losses in the six months ended June 30, 2008, the year ended December 31, 2007, and in the past. We may not achieve and thereafter maintain profitability if our revenue increases more slowly than we expect or not at all. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $21.3 million as of June 30, 2008. We expect to continue to incur significant expenses in connection with:
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
     In order to stay competitive, we will need to continue to hire highly talented executives, engineers, and research and development personnel to support our planned growth. We have experienced, and we expect to continue to experience, delays and limitations in hiring and retaining highly skilled individuals with appropriate qualifications. We intend to continue to hire foreign nationals, particularly as we expand our operations internationally. We have had, and expect to continue to have, difficulty in obtaining visas permitting entry into the United States, and delays in obtaining visas permitting entry into other key countries, for several of our key personnel, which disrupts our ability to strategically locate our personnel. If we lose the services of any of our key executives or a significant number of our engineers, it could disrupt our ability to implement our business strategy. Competition for executives and qualified engineers can be intense, especially in Silicon Valley where we are principally based.
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
     If the software, hardware, or proprietary technologies we provide to a customer contain defects that increase our customer’s cost of goods sold and time-to-market or damage our customer’s property, these defects could significantly decrease the market acceptance of our solutions. Further, the cost of support resources required to remedy any defects in our technologies, hardware, or software tools could exceed our expectations. Any actual or perceived defects with our software, hardware, or proprietary technologies may also hinder our ability to attract or retain industry partners or customers, leading to a decrease in our revenue. These defects are frequently found during the period following introduction of new software, hardware, or proprietary technologies or enhancements to existing software, hardware, or proprietary technologies. Our software, hardware, and proprietary technologies may contain errors not discovered until after customer implementation of the silicon design and manufacturing process recommended by us. If our software, hardware, or proprietary technologies contain errors or defects, it could require us to expend significant resources to alleviate these problems, which could reduce margins and result in the diversion of technical and other resources from our other development efforts.
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
     We had $67.3 million of goodwill recorded on our consolidated balance sheet as of June 30, 2008. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it would indicate a decline in the fair value of the Company and would require us to further evaluate whether our goodwill has been impaired. We also perform an annual review, at December 31, of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. If we were required to write down all or a significant part of our goodwill, our net earnings and net worth could be significantly, negatively affected.
Changes in effective tax rates could negatively affect our operating results.
     We conduct our business globally and, as a result, are subject to taxation in the United States and foreign countries. Our future tax rates could be affected by numerous factors, including changes in tax laws or the interpretation of such tax laws and changes in accounting policies. Our filings are subject to reviews or audit by the Internal Revenue Service and state, local and foreign taxing authorities. We cannot be sure that any final determination in an audit would not be materially different than the treatment reflected in our historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit, there could be a significant negative effect on our income tax provision and net income in the period or periods for which that determination is made.
The uncertainty in the credit markets might impact the value of certain auction-rate securities we have and we might have to record impairment charges in the future.
     Credit concerns in the capital markets have significantly reduced our ability to liquidate auction-rate securities that we classify as available-for-sale securities on our balance sheet. The liquidity of the securities has been reduced by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. All auction-rate securities we hold have been failing to sell at auction since February 2008 due to an insufficient number of bidders. We reviewed the value of these securities for impairment as of June 30, 2008, and concluded that these securities were temporarily impaired, and recorded an unrealized loss of $83,000 net of income tax effects. In future periods, the estimated fair value of our auction-rate securities could decline further based on market conditions, which could result in additional impairment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(b) Use of Proceeds. Our first registration statement, filed on Form S-1 (Registration No. 333-43192), related to our initial public offering and was declared effective by the SEC on July 26, 2001. There has been no change in our use of proceeds from the disclosure made in our report on Form 10-Q for the quarter ended September 30, 2005 with respect to the use of proceeds generated by our initial public offering.

(c) Stock Repurchase. The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended June 30, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
	Total		Shares (or Units)	Approximate Dollar
	Number of	Average	Purchased as	Value) of Shares (or
	Shares (or	Price Paid	Part of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs (1)	Plans or Programs(1)
Month #1 (April 1, 2008 through April 30, 2008)	—	—	—	$7,353,005
Month #2 (May 1, 2008 through May 31, 2008)	283,500	$5.24	283,500	$5,866,140
Month #3 (June 1, 2008 through June 30, 2008)	—	—	—	$5,866,140

Total	283,500	$5.24	283,500

(1)	On March 26. 2003, our Board of Directors approved a share repurchase program to purchase up to $10.0 million of our outstanding common stock. The program was completed in August 2007 with 988,000 shares repurchased at the average price of $10.12. On October 29, 2007, the Board of Directors approved a new program to repurchase up to an additional $10.0 million of the Company’s common stock on the open market. The right of repurchase stock under this program will expire on October 29, 2010. As of June 30, 2008, 682,000 shares had been repurchased at the average price of $6.06 under this program and $5.9 million remained available for repurchase.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     During the quarter ended June 30, 2008, we submitted the following matters to our stockholders for approval at our Annual Meeting of Stockholders held on May 22, 2008 and the following proposals were adopted by our stockholders by the margins indicated:
Proposals:
1. To elect three (3) Class I nominees to the Board of Directors.

Election of Director	Votes For	Votes Withheld
Thomas Caulfield, Ph.D. — Class I Director	23,504,408	721,425
Albert Y.C. Yu, Ph.D. — Class I Director	23,306,758	919,075
R. Stephen Heinrichs — Class I Director	23,306,758	919,075
     As a result, Mr. Caulfield, Mr. Yu, and Mr. Heinrichs were re-elected as Class I directors of the Company for a three year term expiring upon the Annual Meeting next following the fiscal year ending December 31, 2009, or until their respective successors have been duly qualified.
2. To ratify the appointment by the Audit Committee of Deloitte & Touche LLP as the Independent Registered Public Accounting Firm of the Company for the fiscal year ending December 31, 2008.

Votes for	Votes Against	Votes Abstained	Broker Non-votes
24,176,560	49,090	183	0
     Item 5. Other Information.
     Not applicable.

Item 6. Exhibits.

Exhibit
Number	Description
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc. dated July 31, 2000. (1)

3.02	Amended and Restated Bylaws of PDF Solutions, Inc., effective as of August 1, 2005. (2)

4.01	Specimen Stock Certificate. (3)

4.02	Second Amended and Restated Rights Agreement dated July 6, 2001. (1)

10.01	2001 Stock Plan and related agreements, effective as of July 31, 2001, as amended on October 31, 2006. (4)

10.02	2001 Employee Stock Purchase Plan and related agreements, as adopted on June 12, 2001. (1)

10.03	Offer letter to Joy E. Leo dated July 14, 2008 (6)

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer and Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.02	Certification the Chief Financial Officer and Vice President of Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

(2)	Incorporated by reference to PDF’s Report on Form 10-Q filed August 9, 2005 (File No. 000-31311).

(3)	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

(4)	Incorporated by reference to PDF’s Report on Form 10-Q filed May 10, 2007 (File No. 000-31311).

(5)	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(6)	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer

By:	/s/ KEITH A. JONES
Keith A. Jones
Chief Financial Officer and Vice President of Finance

Date: August 11, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc. dated July 31, 2000. (1)

3.02	Amended and Restated Bylaws of PDF Solutions, Inc., effective as of August 1, 2005. (2)

4.01	Specimen Stock Certificate. (3)

4.02	Second Amended and Restated Rights Agreement dated July 6, 2001. (1)

10.01	2001 Stock Plan and related agreements, effective as of July 31, 2001, as amended on October 31, 2006. (4)

10.02	2001 Employee Stock Purchase Plan and related agreements, as adopted on June 12, 2001. (1)

10.03	Offer letter to Joy E. Leo dated July 14, 2008 (6)

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer and Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.02	Certification the Chief Financial Officer and Vice President of Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

(2)	Incorporated by reference to PDF’s Report on Form 10-Q filed August 9, 2005 (File No. 000-31311).

(3)	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

(4)	Incorporated by reference to PDF’s Report on Form 10-Q filed May 10, 2007 (File No. 000-31311).

(5)	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(6)	Indicates management contract or compensatory plan or arrangement.