Form 10-Q
period 2008-09-30
PDF SOLUTIONS INC
filed 2008-11-10
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2008 was 27,582,940.

Item 1. Financial Statements.
PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2008	2007
	(In thousands,
	except par values)
ASSETS
Current assets:
Cash and cash equivalents	$27,026	$35,315
Short-term investments	15,178	9,949
Accounts receivable, net of allowance of $254 in 2008 and 2007	33,355	38,526
Prepaid expenses and other current assets	5,543	5,030

Total current assets	81,102	88,820
Property and equipment, net	3,049	3,621
Non-current investments	841	—
Goodwill	64,103	65,170
Intangible assets, net	10,342	12,818
Deferred tax assets and other non-current assets	600	8,922

Total assets	$160,037	$179,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$393	$421
Accounts payable	1,810	3,469
Accrued compensation and related benefits	5,874	5,950
Other accrued liabilities	2,292	2,604
Taxes payable	31	208
Deferred revenue	2,966	3,159
Billings in excess of recognized revenue	115	553

Total current liabilities	13,481	16,364
Long-term debt	550	907
Long-term taxes payable	3,339	5,581
Other liabilities	1,295	29

Total liabilities	18,665	22,881

Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 29,331 in 2008 and 29,122 in 2007; shares outstanding 27,580 in 2008 and 27,933 in 2007	4	4
Additional paid-in-capital	187,373	181,566
Treasury stock at cost, 1,751 shares in 2008 and 1,190 shares in 2007	(14,632)	(11,524)
Accumulated deficit	(33,569)	(16,892)
Accumulated other comprehensive income	2,196	3,316

Total stockholders’ equity	141,372	156,470

Total liabilities and stockholders’ equity	$160,037	$179,351

See notes to unaudited condensed consolidated financial statements

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Revenues:
Design-to-silicon-yield solutions	$13,348	$17,261	$43,824	$52,318
Gainshare performance incentives	5,417	6,807	16,402	17,590

Total revenues	18,765	24,068	60,226	69,908

Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	7,152	8,100	22,185	22,976
Amortization of acquired technology	631	1,331	1,893	4,516

Total cost of design-to silicon-yield solutions	7,783	9,431	24,078	27,492

Gross margin	10,982	14,637	36,148	42,416
Operating expenses:
Research and development	7,835	9,008	26,045	26,175
Selling, general and administrative	5,401	5,789	17,346	18,278
Amortization of other acquired intangible assets	194	985	583	3,029
Restructuring charges	—	—	1,471	—

Total operating expenses	13,430	15,782	45,445	47,482

Loss from operations	(2,448)	(1,145)	(9,297)	(5,066)
Interest and other income (loss), net	(343)	322	397	1,347

Loss before taxes	(2,791)	(823)	(8,900)	(3,719)
Income tax provision	9,433	116	7,777	276

Net loss	$(12,224)	$(939)	$(16,677)	$(3,995)

Net loss per share — basic and diluted	$(0.44)	$(0.03)	$(0.60)	$(0.14)

Weighted average common shares — basic and diluted	27,540	28,223	27,663	28,127

See notes to unaudited condensed consolidated financial statements

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Operating activities:
Net loss	$(16,677)	$(3,995)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,447	1,513
Stock-based compensation expense	5,450	5,453
Losses on sale of investment security and disposal of fixed assets	450	—
Amortization of acquired intangible assets	2,476	7,594
Tax benefit related to stock-based compensation expense	—	223
Excess tax benefit from stock-based compensation expense	—	(43)
Deferred taxes	8,446	(3,706)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	5,213	(5,034)
Prepaid expenses and other assets	189	11
Accounts payable	(1,638)	(1,081)
Accrued compensation and related benefits	(28)	662
Other accrued liabilities	983	(489)
Taxes payable	(2,496)	3,815
Deferred revenues	(232)	516
Billings in excess of recognized revenue	(438)	206

Net cash provided by operating activities	3,145	5,645

Investing activities:
Purchases of available-for-sale securities	(27,094)	(20,840)
Maturities and sales of available-for-sale securities	20,665	26,221
Purchases of property and equipment	(1,007)	(1,654)
Payments on business acquired, net of cash acquired	—	(4,584)

Net cash used in investing activities	(7,436)	(857)

Financing activities:
Proceeds from exercise of stock options	63	1,337
Proceeds from employee stock purchase plan	590	782
Purchases of treasury stock	(3,108)	(4,452)
Principal payments on long-term obligations	(361)	(267)
Principal payments on notes to stockholders	—	(416)
Excess tax benefit from stock-based compensation expense	—	43

Net cash used in financing activities	(2,816)	(2,973)

Effect of exchange rate changes on cash	(1,182)	195

Net increase (decrease) in cash and cash equivalents	(8,289)	2,010
Cash and cash equivalents, beginning of period	35,315	36,451

Cash and cash equivalents, end of period	$27,026	$38,461

Non-cash investing and financing activities:
Stock issued for business acquired	$—	$2,874

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Taxes	$1,837	$518

Interest	$31	$36

See notes to unaudited condensed consolidated financial statements

PDF SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
Basis of Presentation
     The interim unaudited condensed consolidated financial statements included herein have been prepared by PDF Solutions, Inc., or the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, a fair statement of results for the interim periods presented taking into account all adjustments necessary (consisting only of normal recurring adjustments). The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     The Company has chosen to replace the term “Integrated Solutions” with “Services” and “Gain Share” with “Gainshare Performance Incentives” in its condensed consolidated statements of operations to better describe the arrangements provided to its customers. Furthermore, the Company opted to combine “Services” revenue and “Software Licenses” revenue into one line item “Design-to-Silicon-Yield Solutions” in its condensed consolidated statements of operations.
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
     Services — The Company generates a significant portion of its Design-to-Silicon-Yield solutions revenue from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require accurate estimation of cost to perform obligations and overall scope of each engagement. Revenue under contracts for solution implementation services is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. Losses on solution implementation contracts are recognized when determined. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated.
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

     Revenue from related support and maintenance services is recognized ratably over the term of the support and maintenance contract, generally one year, while revenue from consulting, installation and training services is recognized as services are performed. When bundled with software licenses in multiple element arrangements, support and maintenance, consulting (other than for our fixed-price solution implementations), installation, and training revenue are allocated to each element of a transaction based upon its fair value as determined by the Company’s VSOE. VSOE is generally established for maintenance based upon negotiated renewal rates while VSOE for consulting, installation, and training is established based upon the Company’s customary pricing for such services when sold separately. When VSOE does not exist to allocate a portion of the total fee to the undelivered elements, revenue is recognized ratably over the term of the underlying element for which VSOE does not exist.
     Software Licenses — The Company also licenses its software products separately from its integrated solution implementations. For software license arrangements that do not require significant modification or customization of the underlying software, software license revenue is recognized under the residual method when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, (4) collectibility is probable, and (5) the arrangement does not require services that are essential to the functionality of the software. When arrangements include multiple elements such as support and maintenance, consulting (other than for its fixed-price solution implementations), installation, and training, revenue is allocated to each element of a transaction based upon its fair value as determined by the Company’s VSOE and such services are recorded as services. VSOE is generally established for maintenance based upon negotiated renewal rates while VSOE for consulting, installation and training services is established based upon the Company’s customary pricing for such services when sold separately. When VSOE does not exist to allocate a portion of the total fee to the undelivered elements, revenue is recognized ratably over the term of the underlying element for which VSOE does not exist, and such revenue is recorded as services. No revenue has been recognized for software licenses with extended payment terms in excess of amounts due. For software license arrangements that require significant modification or customization of the underlying software, the software license revenue is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting, and such revenue is recorded as services.
     Gainshare Performance Incentives — When the Company enters into a contract to provide yield improvement services, the contract usually includes two components: (1) a fixed fee for performance by the Company of services delivered over a specific period of time, and (2) a gainshare performance incentives component where the customer may pay a variable fee, usually after the fixed fee period has ended. Revenue derived from gainshare performance incentives represents profit sharing and performance incentives earned based upon the Company’s customers reaching certain defined operational levels established in related solution implementation services contracts. Gainshare performance incentives periods are usually subsequent to the delivery of all contractual services and therefore have no cost to the Company. Due to the uncertainties surrounding attainment of such operational levels, the Company recognizes gainshare performance incentives revenue to the extent of completion of the related solution implementation contract and upon receipt of performance reports or other related information from the customer supporting the determination of amounts and probability of collection.
2. RECENT ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES
     In March 2008, the Financial Accounting Standard Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, or SFAS No. 161. SFAS No. 161 enhances the disclosure about the Company’s derivative and hedging activities. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for the Company beginning in the first quarter of fiscal year 2009. The adoption of SFAS No. 161 is not expected to have a significant impact on the Company’s results of operations, cash flow or financial position.
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

     In December 2007, the SEC issued Staff Accounting Bulletin No. 110, or SAB 110, to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for the Company beginning in the first quarter of fiscal year 2008. Effective January 1, 2008, the Company adopted the provisions of SAB 110 and determined that it had enough historical data to determine the expected life of its share options, in lieu of using the simplified method.
     Effective January 1, 2008, the Company adopted the provisions of the FASB’s SFAS No. 157, Fair Value Measurement, or SFAS No. 157, for financial assets and liabilities. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. Additionally, the statement provides guidance on definition, measurement, methodology and use of assumptions and inputs in determining fair value. The Company applied the provisions of SFAS No. 157 to its financial assets which included its investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. See Note 12 “Fair Value” below. In February 2008, the FASB issued FASB Staff Position, or FSP, 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, or FSP 157-1, and FSP 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2. FSP 157-1 removes certain leasing transactions from the scope of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 with respect to nonfinancial assets and liabilities on its financial statements. Nonfinancial assets and liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP 157-3. FSP 157-3 provides guidance for the valuation of financial assets in an inactive market, the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FAS 157-3 did not have a material impact on the Company’s financial results and position.
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
3. INVESTMENTS
     The following tables summarize the Company’s investments (in thousands):

		September 30, 2008
		Unrealized	Unrealized
	Amortized	Holding	Holding	Market
	Cost	Gains	Losses	Value
Commercial paper	$11,687	$—	$(10)	$11,677
Agency obligations	6,510	—	(8)	6,502
Auction-rate securities	1,000	—	(159)	841
Corporate securities	400	—	(2)	398

	$19,597	$—	$(179)	$19,418

Included in cash and cash equivalents				$3,399
Included in short-term investments				15,178
Included in non-current investments				841

Total				$19,418

		December 31, 2007
		Unrealized	Unrealized
	Amortized	Holding	Holding	Market
	Cost	Gains	Losses	Value
Commercial paper	$12,500	$3	$—	$12,503
Auction-rate securities	4,450	—	—	4,450
Agency discount notes	1,543	—	—	1,543

	$18,493	$3	$—	$18,496

Included in cash and cash equivalents				$8,547
Included in short-term investments				9,949

Total				$18,496

     As of September 30, 2008, all securities other than auction-rate securities held by the Company had a maturity of one year or less. As of December 31, 2007, all securities held by the Company had a maturity of one year or less. Please refer to Note 12 “Fair Value” below for further discussion of auction-rate securities.
4. ACCOUNTS RECEIVABLE
     Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $13.0 million and $12.1 million as of September 30, 2008 and December 31, 2007, respectively.
5. NET LOSS PER SHARE
     Basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period (excluding outstanding stock options and shares subject to repurchase). Diluted net loss per share reflects the weighted average common shares outstanding plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases where the effect would be anti-dilutive. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net loss	$(12,224)	$(939)	$(16,677)	$(3,995)

Denominator for basic calculation:
Weighted average common shares outstanding	27,540	28,223	27,663	28,127

Dilutive items
Stock options outstanding	—	—	—	—

Denominator for diluted computation	27,540	28,223	27,663	28,127

Net loss per share — basic and diluted	$(0.44)	$(0.03)	$(0.60)	$(0.14)

6. COMPREHENSIVE INCOME (LOSS)
     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net loss	$(12,224)	$(939)	$(16,677)	$(3,995)
Unrealized gain (loss) on investments, net of income tax effects	(97)	—	(182)	1
Foreign currency translation adjustments, net of income tax effects	(3,002)	1,066	(938)	2,463

Comprehensive income (loss)	$(15,323)	$127	$(17,797)	$(1,531)

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
     The following table provides information relating to the intangible assets and goodwill as of September 30, 2008 and December 31, 2007 (in thousands):

		December 31,					September 30,
	Amortization	2007		Purchase		Foreign	2008
	Period	Net Carrying		Price		Currency	Net Carrying
	(Years)	Amount	Acquisition	Adjustments	Amortization	Translation	Amount
Goodwill	N/A	$65,170	$—	$(215)	$—	$(852)	$64,103

Acquired identifiable intangibles:
Acquired technology	4-5	$9,184	$—	$—	$(1,893)	$—	$7,291
Brand name	4	361	—	—	(96)	—	265
Customer relationships and backlog	6	1,812	—	—	(282)	—	1,530
Patent and applications	7	1,283	—	—	(150)	—	1,133
Other acquired intangibles	4	178	—	—	(55)	—	122

Total		$12,818	$—	$—	$(2,476)	$—	$10,342

		December 31,					December 31,
	Amortization	2006		Purchase		Foreign	2007
	Period	Net Carrying		Price		Currency	Net Carrying
	(Years)	Amount	Acquisition	Adjustments	Amortization	Translation	Amount
Goodwill	N/A	$60,034	$2,155	$6	$—	$2,975	$65,170

Acquired identifiable intangibles:
Acquired technology	4-5	$7,901	$6,430	$—	$(5,147)	$—	$9,184
Brand name	4	822	—	—	(461)	—	361
Customer relationships and backlog	1-6	4,362	—	—	(2,550)	—	1,812
Patent and applications	7	—	1,400	—	(117)	—	1,283
Other acquired intangibles	4	520	—	—	(362)	20	178

Total		$13,605	$7,830	$—	$(8,637)	$20	$12,818

     During the nine months ended September 30, 2008, the Company recorded adjustments to goodwill of $852,000 related to the effect of changes in exchange rates.

     The Company expects the annual amortization of acquired intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2008 (remaining three-month period)	$825
2009	3,296
2010	3,029
2011	1,861
2012	1,048
2013 and thereafter	283

Total	$10,342

8. INCOME TAXES
          The Company accounts for temporary differences between the book and tax entries by recording deferred tax assets and liabilities in accordance with SFAS No. 109, Accounting for Income Taxes, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s net deferred tax assets, less offsetting valuation allowance, in a period are recorded through the income tax provision in the condensed consolidated statements of operations.
     Based on the available objective evidence, both positive and negative, including the recent history of losses, forecasted U.S. pre tax income (loss), and the net operating losses that can be carried back to prior taxable years, management concluded as of September 30, 2008, that it is more likely than not that the Company’s net deferred tax assets would not be fully realizable. Accordingly, the Company recorded a valuation allowance of $7.5 million to reduce its net deferred tax assets to the estimated recoverable amount. This change in the Company’s valuation allowance was recorded in the income tax provision in the condensed consolidated statements of operations.
     The Company’s gross unrecognized tax benefits as of September 30, 2008 were $2.8 million, which if recognized, would affect the Company’s effective tax rate. As of December 31, 2007, the Company’s gross unrecognized tax benefits were $7.9 million, of which $4.1 million, if recognized, would affect the Company’s effective tax rate. The change in the effective tax rate impact is related to the Company’s position that certain deferred tax assets are no longer more likely than not to be realized.
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
9. STOCKHOLDERS’ EQUITY
     The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. Stock-based compensation expenses before taxes related to the Company’s employee stock purchase plan and stock-option plans were allocated as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Cost of design-to-silicon yield solutions	$453	$435	$1,383	$1,405
Research and development	537	553	1,843	1,731
Selling, general and administrative	723	682	2,224	2,317

Stock-based compensation expenses	$1,713	$1,670	$5,450	$5,453

     The Company estimated the fair value of share-based payments using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions and weighted average fair values:
Stock Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected life (in years)	5.77	6.07	5.77	6.05
Volatility	58.6%	59.4%	58.6%	59.9%
Risk-free interest rate	3.48%	4.88%	3.27%	4.92%
Expected dividend	—	—	—	—
Weighted average fair value of options granted during the period	$2.75	$7.14	$3.13	$6.53
Employee Stock Purchase Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected life (in years)	1.26	0.25	1.31	0.76
Volatility	69.8%	57.4%	60.8%	52.2%
Risk-free interest rate	2.33%	5.02%	2.80%	5.15%
Expected dividend	—	—	—	—
Weighted average fair value of employee stock issued during the period	$2.43	$3.14	$3.13	$4.00
     On September 30, 2008, the Company has the following stock-based compensation plans:
     Stock Plans — In 2001, the Company terminated the 1996 and 1997 Stock Plans with respect to future option grants, and adopted the 2001 Stock Plan. Under the 2001 Stock Plan, on January 1 of each year starting with year 2002, the number of shares in the reserve will increase by the lesser of (1) 3,000,000 shares, (2) 5% of the outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. Under the 2001 Stock Plan, the Company may grant options to purchase shares of common stock to employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options. These options generally expire ten years from the date of grant and become vested and exercisable ratably over a four-year period.
     Stock option activity under the Company stock plans as of September 30, 2008 and changes during the nine months ended September 30, 2008 were as follows:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
	Options	per Share	Term (years)	(in 000’s)
Outstanding at January 1, 2008	8,014,920	$11.42
Granted	659,500	5.60
Exercised	(12,115)	5.21
Forfeited or expired	(4,250,993)	13.04

Outstanding at September 30, 2008	4,411,312	9.02	7.38	$297

Vested and expected to vest	4,095,845	9.09	7.24	$278

Exercisable at September 30, 2008	2,019,430	9.26	5.46	$199

     The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $5.20 as of September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the nine months ended September 30, 2008 was $27,000.
     As of September 30, 2008, there was $8.4 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.9 years.
     On September 10, 2008, the Company filed a tender offer on Form SC TO-I, or the Offer, with the SEC under which holders of options with exercise prices equal to or greater than $10.00 per share could tender their options in exchange for restricted stock rights granted under the 2001 Stock Plan based upon a 4.2 option shares to 1.0 restricted stock right exchange ratio. Restricted stock rights received in exchange for eligible options are subject to new vesting schedules, ranging from 15 months to 51 months, depending on when stock options exchanged were granted.

     The Company completed the Offer on August 18, 2008. As a result, the Company accepted for exchange options to purchase an aggregate of 3,331,557 shares of the Company’s common stock from 210 eligible participants, representing 73% of the shares subject to options that were eligible to be exchanged in the Offer as of August 18, 2008. Upon the terms and subject to the conditions set forth in the Offer, the Company issued restricted stock rights covering an aggregate of 793,480 shares of the Company’s common stock in exchange for the options surrendered pursuant to the Offer.
     The fair value of the restricted stock rights awarded was measured as the total of the unrecognized compensation cost of the original options tendered and the incremental compensation cost of the restricted stock rights awarded on August 18, 2008, the date of cancellation. The incremental compensation cost was measured as the excess of the fair value of the restricted stock rights awards over the fair value of the options immediately before cancellation based on the share price and other pertinent factors at that date. The incremental cost of the 793,480 restricted stock rights awards was $984,000. The unrecognized compensation costs of the tendered options cancelled were $5.9 million. The total fair value of the restricted stock right awarded on August 18, 2008 was $6.8 million and these costs will be amortized over the service period of the restricted stock rights.
     Nonvested shares (restricted stock rights) as of September 30, 2008 and changes during the nine months ended September 30, 2008 were as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2008	133,000	$10.73
Granted	793,480	8.54
Vested	(44,330)	10.73
Forfeited	—	—

Nonvested at September 30, 2008	882,150	8.76

     As of September 30, 2008, there was $5.6 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted average period of 3.72 years. The total compensation expense related to shares vested during the nine months ended September 30, 2008 was $250,000. As of September 30, 2008, there were 120,000 unvested shares with a total of $625,000 unrecognized compensation cost for non-employees.
     Employee Stock Purchase Plan — In July 2001, the Company adopted an Employee Stock Purchase Plan, or the Purchase Plan, under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of the Company’s common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month offering period. For the nine months ended September 30, 2008, the Purchase Plan compensation expense was $370,000.
     Stock Repurchase Program — On March 26, 2003, the Company’s Board of Directors approved a share repurchase program to purchase up to $10.0 million of its outstanding common stock. The program was completed in August 2007 with 988,000 shares repurchased at the average price of $10.12. On October 29, 2007, the Board of Directors approved a new program to repurchase up to an additional $10.0 million of the Company’s common stock on the open market. The right of repurchase stock under this program will expire on October 29, 2010. As of September 30, 2008, 763,000 shares have been repurchased at the average price of $6.07 under this program and $5.4 million remained available for repurchase.
     The stock repurchase activity for the nine months ended September 30, 2008 is summarized as follows (in thousands, except per share amounts):

		Weighted-Average
	Shares Repurchased	Price per Share	Amount Repurchased
Cumulative balance at January 1, 2008	201	$7.57	$1,523
Repurchase of common stock	562	5.53	3,108

Cumulative balance at September 30, 2008	763	6.07	$4,631

10. RESTRUCTURING
     On April 29, 2008, the Company announced a restructuring plan in an effort to better allocate its resources to improve its operational results in light of the current market conditions. As a result of this plan, the Company recorded restructuring charges of

$1.5 million during the three months ended June 30, 2008, of which $1.4 million related to employee severance costs and $121,000 related to professional and other fees. The following table summarizes the activities of these restructuring liabilities (in thousands):

Restructuring	Severance	Professional and Others Fees
Balance at January 1, 2008	$—	$—
Restructuring charges	1,350	121
Payments	(1,263)	(121)

Balance at September 30, 2008	$87	$0

     The remaining accrual for severance is expected to be paid out in the fourth fiscal quarter of 2008. At September 30, 2008, $87,000 was included in other accrued liabilities.
11. CUSTOMER AND GEOGRAPHIC INFORMATION
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the sole chief operating decision maker or group of decision makers in deciding how to allocate resources and in assessing performance.
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
     The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Customer	2008	2007	2008	2007
A	21%	20%	19%	18%
B	19%	16%	16%	16%
C	4%	10%	5%	9%
     The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	September 30, 2008	December 31, 2007
A	29%	27%
B	16%	15%
C	7%	11%
     Revenues from customers by geographic area are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Asia	$10,499	$13,792	$33,032	$37,820
United States	5,307	6,668	16,072	22,377
Europe	2,959	3,608	11,122	9,711

Total	$18,765	$24,608	$60,226	$69,908

     As of September 30, 2008 and December 31, 2007, long-lived assets related to PDF Solutions S.A.S. (formerly Si Automation S.A.), located in France, totaled $409,000 and $446,000, respectively. The majority of the Company’s remaining long-lived assets are in the United States.
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
     The following table represents the Company’s assets measured at fair value on a recurring basis as of September 30, 2008 and the basis for that measurement (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	$2,025	$2,025	$—	$—
Commercial paper	11,677	—	11,677	—
Agency obligations	6,502	—	6,502	—
Auction-rate securities	841	—	—	841
Corporate securities	398	—	398	—

Total	$21,443	$2,025	$18,577	$841

     The Company holds investments in auction-rate securities, or ARS, which are variable rate debt instruments whose interest rates are reset through a “dutch” auction process at regular intervals, typically every 28 days. All ARS are backed by pools of student loans guaranteed by governmental agencies and private entities, and were rated AAA/Aaa or A as of September 30, 2008. The liquidity and fair value of these securities has been reduced by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies, as evidenced by the rating downgrade of MBIA (bond insurer on one of the Company’s ARS) from Aaa to A2, by Moody’s Investor Services on June 19, 2008. All ARS have failed to sell at auction since February 2008, and as a result, their interest rates were reset to the maximum LIBOR + 150 basis points. The only activity since February 2008 was the repurchase of $500,000 of ARS at par by issuers. As a result of these auction failures, there was limited active market with observable prices for these securities as of September 30, 2008, and therefore the Company computed the fair value of these securities based on a discounted cash flow model, using significant Level 3 inputs, to take into account the lack of liquidity. The Company does not believe that the student loans backing these securities, the principal of these assets, is at risk. Furthermore, the Company is able to hold these securities until the credit markets recover and these securities resume pricing at or near par, and as a result, the Company recorded a temporary impairment to other comprehensive income and classified these securities as non-current assets. The valuation may be revised in future periods as market conditions evolve.

     The following represents the reconciliation of the beginning and ending balance of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2008 (in thousands):

Available-For-Sale
Securities
Beginning balance at January 1, 2008	$—
Total gains and losses (realized / unrealized):
Included in earnings	—
Included in other comprehensive income	(159)
Purchases, issuances, and settlements	(500)
Transfers, in Level 3	1,500

Ending balance at September 30, 2008	$841

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008	$—

13. SUBSEQUENT EVENTS
     On October 7, 2008, the Company completed a transaction with Triant Holdings Inc. (TSX: TNT), or Triant, a British Columbia corporation and a provider of Fault Detection and Classification technologies, pursuant to which the Company acquired substantially all of the assets, excluding certain receivables, but including certain customer contracts, of Triant’s Canadian operating subsidiary. With the purchase, the Company creates additional opportunities for its leading process control solutions within the installed customer base. The purchase price was $1.6 million in cash.
     On October 28, 2008, the Company announced a restructuring plan in an effort to better allocate its resources to improve its operational results in light of the current market conditions. As a result of this plan, the Company will incur restructuring charges of approximately $1.6 million primarily related to personnel costs and facility exit costs. The actual amount spent by the Company in connection with the restructuring could be materially different from the initial estimation.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative effect of terms like these or other similar expressions. Any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, which may be provided by us are also forward-looking statements. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1A herein and set forth at the end of Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     From our incorporation in 1992 through late 1995, we were primarily focused on research and development of our proprietary manufacturing process simulation and yield and performance modeling software. From late 1995 through late 1998, we continued to refine and sell our software, while expanding our offering to include yield and performance improvement consulting services. In late 1998, we began to sell our software and consulting services, together with our newly developed proprietary technologies, under the term Design-to-Silicon-Yield solutions, reflecting our current business model. In April 2000, we expanded our research and development team and gained additional technology by acquiring AISS. AISS now operates as PDF Solutions GmbH, a German company, which continues to develop software and provide development services to the semiconductor industry. In July 2001, we completed the initial public offering of our common stock. In 2003, we enhanced our product and service offerings, including increased software applications, through the acquisitions of IDS and WaferYield. In 2006, we further complemented our technology offering by acquiring Si Automation S.A., or SiA, and adding its fault detection and classification software capabilities to our integrated solution. In 2007, we increased our intellectual property solutions portfolio, particularly in logic design technology, through the acquisition of Fabbrix, Inc., or Fabbrix.
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
Financial Highlights
     Financial highlights for the three months ended September 30, 2008 were as follows:
•	Total revenue for the three months ended September 30, 2008 was $18.8 million, a decrease of $5.3 million, or 22% compared to the three months ended September 30, 2007. Revenue from Design-to-Silicon-Yield solutions for the three months ended September 30, 2008 decreased $3.9 million to $13.3 million from the three months ended September 30, 2007. Revenue from gainshare performance incentives for the three months ended September 30, 2008 decreased $1.4 million to $5.4 million from the three months ended September 30, 2007. The decrease in Design-to-Silicon Yield solutions revenue was primarily the result of lower bookings, as customers have delayed purchases for capacity expansion and investment in leading-edge technology. The dramatic downturn in the semiconductor industry combined with weakness in worldwide economies has been the primary contributors to this shortfall. The decrease in revenue from gainshare performance incentives was primarily the result of reduced volumes in customer manufacturing facilities.

•	Net loss for the three months ended September 30, 2008 was $12.2 million, an increase of $11.3 million compared to $939,000 for the three months ended September 30, 2007. The increase in net loss was primarily attributable to the establishment of a valuation allowance against deferred tax assets and decreases in revenue, partially offset by decreases in operating expenses, the result of cost control efforts.

•	Net loss per basic and diluted share was $0.44 for the three months ended September 30, 2008 compared to $0.03 for the three months ended September 30, 2007, an increase in net loss of $0.41 per basic and diluted share.

     Financial highlights for the nine months ended September 30, 2008 were as follows:
•	Total revenue for the nine months ended September 30, 2008 was $60.2 million, a decrease of $9.7 million, or 14% compared to the nine months ended September 30, 2007. Revenue from Design-to-Silicon-Yield solutions for the nine months ended September 30, 2008 decreased $8.5 million to $43.8 million from the nine months ended September 30, 2007. Revenue from gainshare performance incentives for the nine months ended September 30, 2008 decreased $1.2 million to $16.4 million from the nine months ended September 30, 2007. The decrease in revenue for the nine months ended September 30, 2008 was primarily due to the aforementioned circumstances impacting the most recent three months’ results.

•	Net loss for the nine months ended September 30, 2008 was $16.7 million, increased $12.7 million compared to $4.0 million for the nine months ended September 30, 2007. The increase in net loss was primarily attributable to the establishment of a valuation allowance against deferred tax assets, decreases in revenue, and increased expenses associated with our restructuring plan, partially offset by decreases in operating expenses, the result of such restructuring.

•	Net loss per basic and diluted share was $0.60 for the nine months ended September 30, 2008 compared to $0.14 for the nine months ended September 30, 2007, an increase in net loss of $0.46 per basic and diluted share.

•	Cash, cash equivalents and investments decreased $2.2 million to $43.0 million during the nine months ended September 30, 2008, primarily due to the repurchase of $3.1 million of our common stock.
Critical Accounting Policies
     The SEC’s Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to the condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q includes a summary of the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. The following is a brief discussion of significant accounting policies and methods that we use.
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
     Services — We generate a significant portion of our Design-to-Silicon-Yield solutions revenue from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require accurate estimation of cost to perform obligations and overall scope of each engagement. Revenue under contracts for solution implementation services is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. Losses on solution implementation contracts are recognized when determined. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contract was executed. Any such reductions in contract margin could have a material negative impact on our operating results.

     On occasion, we have licensed our software products as a component of our fixed-price services contracts. In such instances, software products are licensed to customers over a specified term of the agreement with support and maintenance to be provided over the license term. Under these arrangements, where vendor-specific objective evidence of fair value, or VSOE, exists for the support and maintenance element, the support and maintenance revenue is recognized separately over the term of the supporting period. The remaining fee is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. VSOE for maintenance, in these instances, is generally established based upon a negotiated renewal rate. Under arrangements where software products are licensed as a component of its fixed-price service contract and where VSOE does not exist to allocate a portion of the total fixed-price to the undelivered elements, revenue is recognized for the total fixed-price as the lesser of either the percentage of completion method of contract accounting or ratably over the term of the agreement. Costs incurred under these arrangements are deferred and recognized in proportion to revenue recognized under these arrangements.
     Revenue from related support and maintenance services is recognized ratably over the term of the support and maintenance contract, generally one year, while revenue from consulting, installation and training services is recognized as services are performed. When bundled with software licenses in multiple element arrangements, support and maintenance, consulting (other than for our fixed-price solution implementations), installation, and training revenue are allocated to each element of a transaction based upon its fair value as determined by our VSOE. VSOE is generally established for maintenance based upon negotiated renewal rates while VSOE for consulting, installation, and training is established based upon our customary pricing for such services when sold separately. When VSOE does not exist to allocate a portion of the total fee to the undelivered elements, revenue is recognized ratably over the term of the underlying element for which VSOE does not exist.
     Software Licenses — We also license our software products separately from our integrated solution implementations. For software license arrangements that do not require significant modification or customization of the underlying software, software license revenue is recognized under the residual method when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, (4) collectibility is probable, and (5) the arrangement does not require services that are essential to the functionality of the software. When arrangements include multiple elements such as support and maintenance, consulting (other than for our fixed-price solution implementations), installation, and training, revenue is allocated to each element of a transaction based upon its fair value as determined by our VSOE and such services are recorded as services. VSOE is generally established for maintenance based upon negotiated renewal rates while VSOE for consulting, installation and training services is established based upon our customary pricing for such services when sold separately. When VSOE does not exist to allocate a portion of the total fee to the undelivered elements, revenue is recognized ratably over the term of the underlying element for which VSOE does not exist. No revenue has been recognized for software licenses with extended payment terms in excess of amounts due. For software license arrangements that require significant modification or customization of the underlying software, the software license revenue is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting, and such revenue is recorded as services.
     Gainshare Performance Incentives — When we enter into a contract to provide yield improvement services, the contract usually includes two components: (1) a fixed fee for performance by us of services delivered over a specific period of time, and (2) a gainshare performance incentives component where the customer may pay a variable fee, usually after the fixed fee period has ended. Revenue derived from gainshare performance incentives represents profit sharing and performance incentives earned based upon our customers reaching certain defined operational levels established in related solution implementation service contracts. Gainshare performance incentives periods are usually subsequent to the delivery of all contractual services and therefore have no cost to us. Due to the uncertainties surrounding attainment of such operational levels, we recognize gainshare performance incentives revenue (to the extent of completion of the related solution implementation contract) upon receipt of performance reports or other related information from our customers supporting the determination of amounts and probability of collection. Gainshare performance incentives revenue is dependent on many factors which are outside our control, including among others, continued production of the related ICs by our customers, sustained yield improvements by our customers and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing provisions for gainshare performance incentives.
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

Goodwill and Acquired Intangible Assets
     As of September 30, 2008, we had $64.1 million of goodwill and $10.3 million of intangible assets. When valuing our goodwill and intangible assets, we make assumptions regarding estimated future cash flows to be derived from the acquired assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets, which would have a material adverse effect on our operating results. We evaluate goodwill for impairment pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. We have selected December 31 as the date upon which to perform our annual testing for impairment. As of December 31, 2007, we completed our annual testing requirements and determined that the carrying value of goodwill had not been impaired. During the nine months ended September 30, 2008, we had a significant decline in trading price of our common stock; should we continue to experience a decline in the price of our common stock, a further analysis may be required and impairment charges, if any, could be recorded.
     We are currently amortizing our acquired intangible assets over estimated useful lives of four to seven years, which are based on the estimated period of benefit to be delivered from such assets. However, a decrease in the estimated useful lives of such assets would cause additional amortization expense or an impairment of such asset in future periods.
Income Taxes
     Realization of deferred tax assets is dependent on our ability to generate future taxable income and utilize tax planning strategies. We have recorded deferred tax assets in an amount that is more likely than not to be realized based on current estimations and assumptions. We evaluate the valuation allowance on a quarterly basis. Any resulting changes to the valuation allowance will result in an adjustment to income in the period the determination is made.
Stock-Based Compensation
     We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123(R). Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton, or BSM, option-pricing model and is recognized as expense ratably over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
Recent Accounting Pronouncements and Accounting Changes
     See Note 2 to the condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations
     The following table sets forth, for periods indicated, the percentage of total revenue represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Design-to-silicon-yield solutions	71%	72%	73%	75%
Gainshare performance incentives	29	28	27	25

Total revenues	100	100	100	100

Cost of design-to-silicon-yield solutions:
Direct cost of design-to-silicon-yield solutions	38	33	37	33
Amortization of acquired technology	3	6	3	6

Total cost of design-to-silicon-yield solutions	41	39	40	39

Gross margin	59	61	60	61
Operating expenses:
Research and development	42	38	43	38
Selling, general and administrative	29	24	29	26
Amortization of other acquired intangible assets	1	4	1	4
Restructuring charges	—	—	2	—

Total operating expenses	72	66	75	68

Loss from operations	(13)	(5)	(15)	(7)
Interest and other income (loss), net	(2)	1	—	2

Loss before taxes	(15)	(4)	(15)	(5)
Income tax provision	50	—	13	—

Net loss	(65)%	(4)%	(28)%	(5)%

Comparison of the Three Months Ended September 30, 2008 and 2007

					Three Months Ended September 30,
					2008	2007
	Three Months Ended September 30,		$	%	% of	% of
Revenue	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Design-to-silicon-yield solutions	$13,348	$17,261	$(3,913)	(23)%	71%	72%
Gainshare performance incentives	5,417	6,807	(1,390)	(20)%	29%	28%

Total	$18,765	$24,068	$(5,303)	(22)%	100%	100%

     Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements and solution product sales. Design-to-Silicon-Yield solutions revenue decreased $3.9 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to a decrease of $2.8 million in fixed fee integrated solutions and a decrease of $1.0 million in revenue from software related consulting services. The decreases were primarily the result of lower bookings, as customers have delayed purchases for capacity expansion and investment in leading edge technology. The dramatic downturn in the semiconductor industry combined with weakness in worldwide economies has been the primary contributors to this shortfall. Our Design-to-Silicon-Yield solutions revenue may fluctuate in the future and is dependent on a number of factors, including our ability to obtain new customers.
     Gainshare Performance Incentives. Gainshare performance incentives revenue represents profit sharing and performance incentives earned based upon our customer reaching certain defined operational levels. Revenue derived from gainshare performance incentives decreased $1.4 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to fluctuations in customer wafer volumes, relative to our performance targets at our customer sites. The revenues from gainshare performance incentives were generated from six customers and eight engagements for the three months ended September 30, 2008 and seven customers and ten engagements for the three months ended September 30, 2007. Our gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing provisions for gainshare performance incentives.

					Three Months Ended September 30,
					2008	2007
	Three Months Ended September 30,		$	%	% of	% of
Cost of Design-to-Silicon-Yield Solutions	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Direct costs of design-to-silicon-yield solutions	$7,152	$8,100	$(948)	(12)%	38%	33%
Amortization of acquired technology	631	1,331	(700)	(53)%	3%	6%

Total	$7,783	$9,431	$(1,648)	(17)%	41%	39%

     Costs of Design-to-Silicon-Yield Solutions. Costs of Design-to-Silicon-Yield solutions consist of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization of acquired technology.
     Direct costs of Design-to-Silicon-Yield Solutions. Direct costs of Design-to-Silicon-Yield solutions consist of services costs and software licenses costs. Services costs consist of material, labor, overhead costs, and stock-based compensation charges associated with solution implementations. Costs include purchased materials, employee compensation and benefits, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products and expenses incurred to produce and distribute our product documentation. The direct costs of Design-to-Silicon-Yield solutions decreased $948,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The decrease was primarily due to a decrease of $912,000 in deployment of our pdFasTest products and a decrease of $209,000 in travel expenses, the result of our cost control efforts, partially offset by an increase of $374,000 in the use of local outside consultants. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contract was executed. Any such reductions in contract margin could have a material negative impact on our operating results.
     Amortization of Acquired Technology. Amortization of acquired technology consists of amortization of intangibles acquired as a result of certain business combinations. Amortization of acquired technology expense decreased $700,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The decrease in amortization of acquired technology was due to certain intangible assets becoming fully amortized. We anticipate amortization of acquired technology to be $631,000 for the remaining three months in 2008, $2.5 million in 2009, $2.3 million in 2010, $1.3 million in 2011, and $536,000 in 2012.

					Three Months Ended September 30,
					2008	2007
	Three Months Ended September 30,		$	%	% of	% of
Research and Development	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$7,835	$9,008	$(1,173)	(13)%	42%	38%

     Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations, and stock-based compensation charges. Research and development expenses decreased $1.2 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to decreased personnel expenses as a result of our cost control efforts. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel based on the size and timing of product development projects.

					Three Months Ended September 30,
					2008	2007
	Three Months Ended September 30,		$	%	% of	% of
Selling, General and Administrative	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$5,401	$5,789	$(388)	(7)%	29%	24%

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. The selling, general and administrative expenses decreased $388,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to decreased personnel expenses as a result of our cost control efforts. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased sales efforts in the future.

					Three Months Ended September 30,
					2008	2007
	Three Months Ended September 30,		$	%	% of	% of
Amortization of Other Acquired Intangible Assets	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Amortization of other acquired intangible assets	$194	$985	$(791)	(80)%	1%	4%

     Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets for the three months ended September 30, 2008 decreased $791,000 compared to the three months ended September 30, 2007, primarily the result of certain intangible assets becoming fully amortized. We anticipate amortization of other acquired intangible assets to be $193,000 in the remaining three months in 2008, $773,000 in 2009, $712,000 in 2010, $575,000 in 2011, and $796,000 in 2012 and thereafter.

					Three Months Ended September 30,
					2008	2007
	Three Months Ended September 30,		$	%	% of	% of
Interest and Other Income (Loss), net	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and other income (loss), net	$(343)	$322	$(665)	(207)%	(2)%	1%

     Interest and Other Income (loss), net. Interest and other income (loss), net, decreased $665,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to a decrease in interest income of $399,000 from lower average cash, cash equivalent, and investments balances and lower interest rates combined with a loss of $445,000 on the sale of commercial paper from a company that went bankrupt. We anticipate interest and other income will fluctuate in future periods as a result of our projected use of cash.

					Three Months Ended September 30,
					2008	2007
	Three Months Ended September 30,		$	%	% of	% of
Income Tax Provision	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Income tax provision	$9,433	$116	$9,317	8,032%	50%	—%

     Income Tax Provision. Income tax provision increased $9.3 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to the establishment of a valuation allowance against deferred tax assets during the three months ended September 30, 2008. This valuation allowance was recorded after management concluded that, based on the objective evidence available at September 30, 2008, it was more likely than not that the Company’s net deferred tax assets would not be fully realizable.
Comparison of the Nine Months Ended September 30, 2008 and 2007

					Nine Months Ended September 30,
					2008	2007
	Nine Months Ended September 30,		$	%	% of	% of
Revenue	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Design-to-silicon-yield solutions	$43,824	$52,318	$(8,494)	(16)%	73%	75%
Gainshare performance incentives	16,402	17,590	(1,188)	(7)%	27%	25%

Total	$60,226	$69,908	$(9,682)	(14)%	100%	100%

     Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue decreased $8.5 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to a decrease of $7.7 million in software licenses and associated consulting services revenue and a decrease of $1.9 million in revenue related to fixed fee integrated solutions, partially offset by an increase of $740,000 in revenue from software support and maintenance.
     Gainshare Performance Incentives. Revenue derived from gainshare performance incentives decreased $1.2 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to fluctuations in customer wafer volumes relative to our performance targets at our customer sites. Revenues derived from gainshare performance incentives were generated from seven customers and eleven engagements for both the nine months ended September 30, 2008 and 2007.

					Nine Months Ended September 30,
					2008	2007
	Nine Months Ended September 30,		$	%	% of	% of
Cost of Design-to-Silicon-Yield Solutions	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Direct costs of design-to-silicon-yield solutions	$22,185	$22,976	$(791)	(3)%	37%	33%
Amortization of acquired technology	1,893	4,516	(2,623)	(58)%	3%	6%

Total	$24,078	$27,492	$(3,414)	(12)%	40%	39%

     Costs of Design-to-Silicon-Yield Solutions.
     Direct Costs of Design-to-Silicon-Yield Solutions. The direct costs of Design-to-Silicon-Yield solutions decreased by $791,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease was primarily due to a decrease of $1.5 million in the deployment of our pdFasTest products, partially offset by an increase of $543,000 in the use of local outside consultants.
     Amortization of Acquired Technology. Amortization of acquired technology expense decreased $2.6 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease in amortization of acquired technology was primarily due to a decrease of $3.2 million, the result of certain intangible assets becoming fully amortized, partially offset by an increase of $537,000 in amortization of technology acquired as a result of our acquisition of Fabbrix in May 2007.

					Nine Months Ended September 30,
					2008	2007
	Nine Months Ended September 30,		$	%	% of	% of
Research and Development	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Research and development	$26,045	$26,175	$(130)	—%	43%	38%

     Research and Development. Research and development expenses decreased by $130,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

					Nine Months Ended September 30,
					2008	2007
	Nine Months Ended September 30,		$	%	% of	% of
Selling, General and Administrative	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Selling, general and administrative	$17,346	$18,278	$(932)	(5)%	29%	26%

     Selling, General and Administrative. Selling, general and administrative expenses decreased $932,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to a decrease of $739,000 in outside commissions, the result of reduced reliance on third-party distributors.

					Nine Months Ended September 30,
					2008	2007
	Nine Months Ended September 30,		$	%	% of	% of
Amortization of Other Acquired Intangible Assets	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Amortization of other acquired intangible assets	$583	$3,029	$(2,446)	(81)%	1%	4%

     Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets decreased $2.4 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily the result of certain intangible assets becoming fully amortized.

					Nine Months Ended September 30,
					2008	2007
	Nine Months Ended September 30,		$	%	% of	% of
Restructuring Charges	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Restructuring charges	$1,471	$—	$1,471	N/A	2%	—%

     Restructuring Charges. Restructuring charges of $1.5 million during the nine months ended September 30, 2008 consisted of employee severance costs of $1.4 million and professional and other fees of $121,000 and were the result of the restructuring plan announced on April 29, 2008.

					Nine Months Ended September 30,
					2008	2007
	Nine Months Ended September 30,		$	%	% of	% of
Interest and Other Income, net	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Interest and other income, net	$397	$1,347	$(950)	(71)%	—%	2%

     Interest and Other Income, net. Interest and other income, net, decreased $950,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to a decrease of $1.2 million in interest income from lower average cash, cash equivalent, and investments balances and lower interest rates combined with a loss of $445,000 on the sale of commercial paper from a company that went bankrupt, partially offset by an increase of $632,000 in foreign currency exchange gains.

					Nine Months Ended September 30,
					2008	2007
	Nine Months Ended September 30,		$	%	% of	% of
Income Tax Provision	2008	2007	Change	Change	Revenue	Revenue
(In thousands, except for %’s)
Income tax provision	$7,777	$276	$7,501	2,718%	13%	—%

     Income Tax Provision. Income tax provision increased $7.5 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to the establishment of a valuation allowance against deferred tax assets during the nine months ended September 30, 2008. This valuation allowance was recorded after management concluded that, based on the objective evidence available at September 30, 2008, it was more likely than not that the Company’s net deferred tax assets would not be fully realizable.
Liquidity and Capital Resources
Operating Activities
     Cash flows from operating activities consist of net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $3.1 million for the nine months ended September 30, 2008 compared to $5.6 million for the nine months ended September 30, 2007. The decrease in cash flows from operating activities of $2.5 million compared to the nine months ended September 30, 2007 was primarily due to a greater net loss, decreased amortization of acquired intangible assets, and a change in taxes payable, partially offset by increased cash provided by the change of accounts receivable and other accrued liabilities. Amortization of acquired intangible assets decreased $5.1 million as a result of certain intangible assets becoming fully amortized.
     The impact of greater net loss on cash flow during the nine months ended September 30, 2008 was reduced by the decreased deferred tax assets primarily resulting from the establishment of a valuation allowance. The increase in deferred tax assets during the nine months ended September 30, 2007 was primarily due to the recognition of additional tax credits. Taxes payable decreased $2.5 million during the nine months ended September 30, 2008 compared to an increase of $3.8 million during the nine months ended September 30, 2007. The decrease in taxes payable during the nine months ended September 30, 2008 was primarily the result of the Company’s determination that it was not more likely than not that it could recognize certain tax attributes in the future. This determination impacted long-term taxes payable. The increase in taxes payable during the nine months ended September 30, 2007 was due to higher expected taxable income for that year and the increase in uncertain tax benefits related to tax credits earned during the period. The changes in accounts receivable during the nine months ended September 30, 2008 and 2007 were primarily due to the timing of billing milestones and payments received. The increase of $983,000 in other accrued liabilities for the nine months ended September 30, 2008 was primarily due to increased deferred rent, a result of abated short-term rental payment for office lease renewals. The decrease of $489,000 in other accrued liabilities for the nine months ended September 30, 2007 was primarily due to the payment of $1.9 million associated with the acquisition of SiA, partially offset by an increase of $524,000 in accrued outside sales commissions.
Investing Activities
     Cash flows from investing activities consist of proceeds from investment maturities and sales, offset by payments for investments acquired, payments for businesses acquired, and payments for capital expenditures. Net cash used in investing activities was $7.4 million for the nine months ended September 30, 2008 compared to $857,000 for the nine months ended September 30, 2007. The increase of $6.6 million used in investing activities was primarily due to increased purchase of investments of $6.3 million, to $27.1 million during the nine months ended September 30, 2008 compared to $20.1 million during the nine months ended September 30, 2007, and decreased maturities and sales of investments of $5.6 million, to $20.7 million during the nine months ended September 30, 2008 compared to $26.2 million during the nine months ended September 30, 2007, partially offset by the impact of the payment of $4.6 million associated with the SiA and Fabbrix acquisitions during the nine months ended September 30, 2007, whereas there was no such payment during the nine months ended September 30, 2008.

Financing Activities
     Cash flows from financing activities consist of proceeds from sales of shares through employee equity incentive plans, offset by payments for purchase of treasury stock, and principal payments on long-term obligations. Net cash used in financing activities was $2.8 million for the nine months ended September 30, 2008 compared to $3.0 million for the nine months ended September 30, 2007. During both the nine months ended September 30, 2008 and 2007, cash was primarily used for repurchasing shares of the Company’s common stocks. Additionally, proceeds from the exercise of stock options decreased to $63,000 for the nine months ended September 30, 2008 from $1.3 million for the nine months ended September 30, 2007.
Liquidity
     As of September 30, 2008, our working capital was $67.6 million, compared with $72.5 million as of December 31, 2007. Cash and cash equivalents, and short-term investments were $42.2 million as of September 30, 2008 compared to $45.3 million as of December 31, 2007, a decrease of $3.1 million. The decrease in cash and short-term investments was primarily attributable to the repurchase of $3.1 million of our common stock. We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to repurchase common stock or fund potential investments in, or acquisitions of, complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all, particularly in the current capital markets environment.
     As of September 30, 2008, our investments included auction-rate securities with a par value of $1.0 million, which are variable rate debt instruments whose interest rates are reset through a “dutch” auction process at regular intervals, typically every 28 days. See Note 3 to condensed consolidated financial statements and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” in Part I in this Quarterly Report on Form 10-Q for further discussion.
     We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities and foreign currency forward exchange contracts designed to reduce our exposure to currency fluctuations in the Euro. As of September 30, 2008, our Euro denominated cash balances held in foreign subsidiaries totaled $18.1 million based on the spot foreign exchange rate on that date. The effect of the fluctuation in exchange rates had a negative impact of $1.2 million on the cash balance during the nine months ended September 30, 2008 primarily as a result of the decrease of the Euro versus the US dollar during the period. If the Euro continues to weaken against the US Dollar, our foreign cash balance will be negatively impacted when translated back to US Dollar.
     The following table summarizes our known contractual obligations (in thousands):

	Payments due by period
	2008
	(Three months
Contractual obligations	remaining)	2009-2010	2011-2012	Thereafter	Other	Total
Debt principal (1)	$28	$732	$113	$—	$—	$873
Debt interest	6	32	5	—	—	43
Capital lease obligations (including interest)	25	48	2	—	—	75
Operating lease obligations	783	5,534	4,828	1,679	—	12,824
Unrecognized tax benefits (2)	—	—	—	—	3,339	3,339

Total	$842	$6,346	$4,948	$1,679	$3,339	$17,154

(1)	Amount represents the repayment of an interest free loan of €550,000 and a €400,000 Euros loan with a variable interest rate based on the EURIBOR plus 160 basis points.

(2)	Due to the inherent uncertainty of the tax positions, it is not practicable to assign this liability to any particular years in the table.
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
     Interest Rate Risk. As of September 30, 2008, we had cash and cash equivalents and short term investments of $42.2 million. Cash and cash equivalents consisted of cash, highly liquid money market instruments and commercial paper with maturities of 90 days or less. Short-term investments consisted of debt securities with maturities of more than three months but less than twelve months. Because of the short maturities of those instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at September 30, 2008 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and increased interest expense.
     As of September 30, 2008, we held auction-rate securities with a par value of $1.0 million. Auction-rate securities are variable rate debt instruments whose interest rates are reset through a “dutch” auction process at regular intervals, typically every 28 days. A portion of these securities are insured by third party bond insurers and are collateralized by student loans guaranteed by governmental agencies and private entities. The liquidity of the securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. All auction-rate securities we hold have been failing to sell at auction since February 2008 due to an insufficient number of bidders. We reviewed the value of these securities for impairment as of September 30, 2008, and concluded that these securities were temporarily impaired, and recorded an unrealized loss of $159,000. In future periods, the estimated fair value of our auction-rate securities could decline further based on market conditions, which could result in additional impairment.
     Foreign Currency and Exchange Risk. Certain of our sales contracts are denominated in a currency other than the functional currency of the selling entity. Therefore, a portion of our revenue is subject to foreign currency risks. In June 2008, we began entering into foreign currency forward exchange contracts, or forward contracts, designed to reduce our exposure to changes in the Euro. The outstanding forward contracts generally have maturities of approximately one month from the date into which they were entered and are entered into at or near the end of the month. These contracts are re-measured monthly using spot rates, with any gain or loss from rate fluctuations recorded in the consolidated statements of operations. As of September 30, 2008, we held a forward contract to purchase 920,000 Euros at the exchange rate of 1.4657 USD per Euro for a total value US$1.3 million. The change in the values of the forward contracts was not material for the quarter ended September 30, 2008.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is (1) recorded, processed, summarized and reported within the timeframes specified in the rules and forms of the Securities and Exchange Commission, and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
     Historically, we have had a small number of large customers for our core Design-to-Silicon-Yield solutions and we expect this to continue in the near term. In the nine months ended September 30, 2008, two customers accounted for 40% of our total net revenue, with Toshiba Corporation, or Toshiba, representing 21% and International Business Machines Corporation, or IBM, representing 19%. In the nine months ended September 30, 2007, two customers accounted for 34% of our total net revenue, with Toshiba representing 18% and IBM representing 16%. We could lose a customer due to its decision not to engage us on future process nodes, its decision not to develop its own future process node, or as a result of industry consolidation. The loss of any of these customers or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers.

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
     We derive a majority of our revenue from international sales, principally from customers based in Asia. Revenue generated from customers in Asia accounted for 55% of total revenue in the nine months ended September 30, 2008 and 54% in the nine months ended September 30, 2007. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Asia. In addition, we have expanded our non-U.S. operations recently and plan to continue such expansion by establishing overseas subsidiaries, offices, or contractor relationships in locations, and when, deemed appropriate by our management. The success of our business is subject to risks inherent in doing business internationally. These risks include:
•	some of our key engineers and other personnel are foreign nationals and they may have difficulty gaining access to the United States and other countries in which our customers or our offices may be located and it may be difficult for us to recruit and retain qualified technical and managerial employees in foreign offices;

•	greater difficulty in collecting account receivables resulting in longer collection periods;

•	language and other cultural differences may inhibit our sales and marketing efforts and create internal communication problems among our U.S. and foreign research and development teams, increasing the difficulty of managing multiple, remote locations performing various development, quality assurance, and yield ramp analysis projects;

•	compliance with, inconsistencies among, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar, including, among other issues, with respect to protection of our intellectual property, and a wide variety of operational regulations and trade and export controls under domestic, foreign, and international law;

•	currency risk due to the fact that expenses for our international offices are denominated in the local currency, including the Euro, while virtually all of our revenue is denominated in U.S. dollars;

•	currency risk associated with cash denominated in foreign currencies, including the Euro, held by foreign subsidiaries we have acquired;

•	quarantine, private travel limitation, or business disruption in regions affecting our operations, stemming from actual, imminent or perceived outbreak of human pandemic or contagious disease;

•	in the event a larger portion of our revenue becomes denominated in foreign currencies, we would be subject to a potentially significant exchange rate risk; and

•	economic or political instability, including but not limited to armed conflict, terrorism, interference with information or communication networks or systems, and the resulting disruption to economic activity and business operations.
     In Japan, in particular, we face the following additional risks:
•	a downturn in Asian economies which could limit our ability to retain existing customers and attract new ones in Asia; and

•	if the U.S. dollar increases in value relative to the Japanese Yen, the cost of our solutions will be more expensive to existing and potential Japanese customers and therefore less competitive.
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
     We have experienced losses in the nine months ended September 30, 2008, the year ended December 31, 2007, and in the past. We may not achieve and thereafter maintain profitability if our revenue increases more slowly than we expect or not at all. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $33.6 million as of September 30, 2008. We expect to continue to incur significant expenses in connection with:
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
     Our success in realizing the strategic benefits, the timing of this realization, and growth opportunities to be gained from incorporating into PDF the operations of recently acquired businesses, including SiA, a French company, acquired in October 2006, and Fabbrix, a U.S. company, acquired in May 2007, depend upon our ability to successfully integrate those businesses. The integration of acquired businesses is a complex, costly and time-consuming process. The difficulties of combining our existing operations associated with acquired businesses include:
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
     We had $64.1 million of goodwill recorded on our consolidated balance sheet as of September 30, 2008. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it would indicate a decline in the fair value of the Company and would require us to further evaluate whether our goodwill has been impaired. We also perform an annual review of our goodwill on December 31 of each year to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. If we were required to write down all or a significant part of our goodwill, our net earnings and net worth could be significantly, negatively affected.
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
     Credit concerns in the capital markets have significantly reduced our ability to liquidate auction-rate securities that we classify as available-for-sale securities on our balance sheet. The liquidity of the securities has been reduced by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. All auction-rate securities we hold have been failing to sell at auction since February 2008 due to an insufficient number of bidders. We reviewed the value of these securities for impairment as of September 30, 2008, and concluded that these securities were temporarily impaired, and recorded an unrealized loss of $159,000. In future periods, the estimated fair value of our auction-rate securities could decline further based on market conditions, which could result in additional impairment.
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
(c) Stock Repurchase. The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended September 30, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
	Total		Shares (or Units)	Approximate Dollar
	Number of	Average	Purchased as	Value) of Shares (or
	Shares (or	Price Paid	Part of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs (1)	Plans or Programs(1)
Month 1 (July 1, 2008 through July 31, 2008)	—	—	—	$5,866,140
Month 2 (August 1, 2008 through August 31, 2008)	81,300	$6.11	81,300	$5,369,356
Month 3 (September 1, 2008 through September 30, 2008)	—	—	—	$5,369,356

Total	81,300	$6.11	81,300

(1)	On March 26, 2003, our Board of Directors approved a share repurchase program to purchase up to $10.0 million of our outstanding common stock. The program was completed in August 2007 with 988,000 shares repurchased at the average price of $10.12. On October 29, 2007, the Board of Directors approved a new program to repurchase up to an additional $10.0 million of the Company’s common stock on the open market. The right of repurchase stock under this program will expire on October 29, 2010. As of September 30, 2008, 763,000 shares had been repurchased at the average price of $6.07 under this program and $5.4 million remained available for repurchase.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     Not applicable.

Item 6. Exhibits.

Exhibit
Number	Description
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc. dated July 31, 2000. (1)

3.02	Amended and Restated Bylaws of PDF Solutions, Inc., effective as of August 1, 2005. (2)

4.01	Specimen Stock Certificate. (3)

4.02	Second Amended and Restated Rights Agreement dated July 6, 2001. (1)

10.01	2001 Stock Plan and related agreements, effective as of July 31, 2001, as amended on October 31, 2006. (4)

10.02	2001 Employee Stock Purchase Plan and related agreements, as adopted on September 12, 2001. (1)

10.03	Asset Purchase Agreement among PDF Solutions, Inc. and Triant Holdings, Inc. and Triant Technologies (2005) Inc., dated August 27, 2008. (5)

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer and Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.02	Certification the Chief Financial Officer and Vice President of Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

(1)	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

(2)	Incorporated by reference to PDF’s Report on Form 10-Q filed August 9, 2005 (File No. 000-31311).

(3)	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

(4)	Incorporated by reference to PDF’s Report on Form 10-Q filed May 10, 2007 (File No. 000-31311).

(5)	Incorporated by reference to PDF’s Report on Form 8-K filed September 4, 2008 (File No. 000-31311).

(6)	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer

By:	/s/ KEITH A. JONES
Keith A. Jones
Chief Financial Officer and Vice President of Finance

Date: November 10, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc. dated July 31, 2000. (1)

3.02	Amended and Restated Bylaws of PDF Solutions, Inc., effective as of August 1, 2005. (2)

4.01	Specimen Stock Certificate. (3)

4.02	Second Amended and Restated Rights Agreement dated July 6, 2001. (1)

10.01	2001 Stock Plan and related agreements, effective as of July 31, 2001, as amended on October 31, 2006. (4)

10.02	2001 Employee Stock Purchase Plan and related agreements, as adopted on September 12, 2001. (1)

10.03	Asset Purchase Agreement among PDF Solutions, Inc. and Triant Holdings, Inc. and Triant Technologies (2005) Inc., dated August 27, 2008. (5)

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer and Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.02	Certification the Chief Financial Officer and Vice President of Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

(1)	Incorporated by reference to PDF’s Registration Statement on Form S-1, Amendment No. 7 filed July 9, 2001 (File No. 333-43192).

(2)	Incorporated by reference to PDF’s Report on Form 10-Q filed August 9, 2005 (File No. 000-31311).

(3)	Incorporated by reference to PDF’s Report on Form 10-Q filed September 6, 2001 (File No. 000-31311).

(4)	Incorporated by reference to PDF’s Report on Form 10-Q filed May 10, 2007 (File No. 000-31311).

(5)	Incorporated by reference to PDF’s Report on Form 8-K filed September 4, 2008 (File No. 000-31311).

(6)	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of PDF Solutions, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.