Form 10-K/A
period 2008-12-31
PDF SOLUTIONS INC
filed 2009-04-30
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

000-31311

(Commission file number)

PDF SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	25-1701361
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

333 West San Carlos Street, Suite 700
San Jose, California	95110
(Address of Principal Executive Offices)	(Zip Code)

(408) 280-7900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.00015 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $80.6 million as of June 30, 2008, the last business day of the registrant’s most recently completed second quarter, based upon the closing sale price on the NASDAQ Global Market reported for such date.  Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 26,258,240 shares of the registrant’s Common Stock outstanding as of March 6, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A:

None.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K for PDF Solutions, Inc. (the “Company”) for the year ended December 31, 2008 is being filed to provide information in Part III that was previously incorporated by reference from the Company’s anticipated proxy statement for the 2009 annual meeting of stockholders, which was expected to be held in May 2009.  The Company has delayed the date of the 2009 annual meeting, and as a result, has amended the original Form 10-K filed by the Company with the Securities and Exchange Commission on March 16, 2009 (the “Original 10-K”) to include the required disclosures in Part III.  This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the Securities and Exchange Commission.  This Amendment does not have any effect on the reported net income, cash flows or stockholders’ equity of the Company.  Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the filing of the Original 10-K, or modify or update any other parts or exhibits to the Original 10-K and those unaffected parts or exhibits are not included in this Amendment.

FORWARD-LOOKING STATEMENTS

This Amendment includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties discussed in this Amendment.  The words “may,” “will,” “anticipate,” “continue,” “could,” “projected,” “expects,” “believes,” “intends,” and “assumes,” the negative of these terms and similar expressions are used to identify forward-looking statements.  All forward-looking statements and information included herein is given as of the filing date of this Amendment with the Securities and Exchange Commission and based on information available to us at the time of this report and future events or circumstances could differ significantly from these forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any such forward-looking statements.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of our directors who serve on the Company’s Board of Directors (the “Board”), their ages as of March 31, 2009 and other information about them are set forth below:

Name	Position	Age
Thomas Caulfield, Ph.D	Director	50
R. Stephen Heinrichs	Director	62
John K. Kibarian, Ph.D.	Chief Executive Officer, President and Director	45
Lucio L. Lanza	Chairman of the Board	64
Kimon Michaels, Ph.D.	Vice President, Design For Manufacturability and Director	43
Albert Y.C. Yu, Ph.D.	Director	68

Thomas Caulfield, Ph.D., has served as a director of the Company since September 2006.  Dr. Caulfield, who has been appointed Chairman of the Nominating Committee, currently serves as Executive Vice President of Sales, Marketing & Customer Satisfaction for Novellus Systems Inc. Prior to joining Novellus in October 2005, Dr. Caulfield had been employed at IBM for 16 years, serving in several executive management positions.  Most recently he served as Vice President of 300MM Semiconductor Operations and was responsible for IBM’s premiere semiconductor facility in East Fishkill, New York.  Prior to joining IBM, Dr. Caulfield worked at Philips Laboratory as a senior member of the research staff and began his working career at Columbia University.  Dr. Caulfield received a B.S. in Physics from St. Lawrence University and a B.S., M.S., and a Ph.D in Materials Science/Metallurgy from Columbia University.

R. Stephen Heinrichs has served as a director of the Company since August 2005 and as the Lead Independent Director since June 2007.  Mr. Heinrichs, who has been appointed Chairman of the Audit and Corporate Governance Committee, currently is a private investor and serves on a number of private company boards of directors.  Mr. Heinrichs brings over 30 years of experience in finance and operations through positions held in public and private companies, including most recently, before his retirement in 2001, as Chief Financial Officer of Avistar Communications Corporation, a publicly-held video communications company he co-founded and for which he continues to serve as a director on the board of directors.  From January 2003, until the company was acquired in 2005, Mr. Heinrichs was also a member of the board of directors of Artisan Components and was its audit committee chairman.  Mr. Heinrichs received a B.S. in Accounting from California State University Fresno and is a Certified Public Accountant.

John K. Kibarian, Ph.D., one of our co-founders, has served as President of the Company since November 1991 and as our Chief Executive Officer since July 2000.  Dr. Kibarian has served as a director of the Company since December 1992.  Dr. Kibarian received a B.S. in Electrical Engineering, an M.S. E.C.E. and a Ph.D. E.C.E. from Carnegie Mellon University.

Lucio L. Lanza has served as the Chairman of the Board since April 2004 and as a director of the Company since November 1995.  Mr. Lanza is currently the managing director of Lanza techVentures, an early stage venture capital and investment firm, which he founded in January 2001, and a private investor and serves on a number of private company boards of directors.  From 1990 to December 2000, Mr. Lanza served as partner of U.S. Venture Partners, a venture capital firm.  Mr. Lanza served as chairman of the board of directors of Artisan Components, Inc., acquired by ARM Holdings PLC, a semiconductor intellectual property company, from November 1997 until December 2004 and as a director of that company since March 1996.  Mr. Lanza has served as a director of ARM Holdings, PLC since December 2004. Mr. Lanza received a doctorate in electronic engineering from Politecnico of Milano.

Kimon Michaels, Ph.D., one of our co-founders, has served in vice presidential capacities for the Company since March 1993 including currently as Vice President, Design for Manufacturability, and as a director of the Company since November 1995.  He also served as Chief Financial Officer from November 1995 to July 1998.  Dr. Michaels received a B.S. in Electrical Engineering, an M.S. E.C.E. and a Ph.D. E.C.E. from Carnegie Mellon University.

Albert Y.C. Yu, Ph.D., has served as a director of the Company since August 2005.  Dr. Yu, who has been appointed Chairman of the Compensation Committee, currently is active in private venture capital investing and serves the board of directors of several high technology companies. Previously, Dr. Yu had been employed with Intel Corporation for almost 30 years until his retirement in 2002.  At Intel, he held numerous technical and executive management positions, including Senior Vice President and a member of the Corporate Management Committee, with responsibilities for corporate strategy, microprocessors, chipsets, and software.  Dr. Yu received a B.S. from the California Institute of Technology, and an M.S. and Ph.D. from Stanford University, all in electrical engineering.

The Company’s amended and restated certificate of incorporation provides that directors shall be divided into three classes, with each class serving for staggered, three-year terms.  Pursuant to the Company’s amended and restated bylaws, the Board has set the number of directors at seven, consisting of three Class I directors, two Class II directors, and two Class III directors.  We currently only have one Class III director; the Board has not appointed a successor following Susan H. Billat’s resignation from the Board on August 4, 2008.  The term of office for the Class I directors will expire at the annual meeting of the stockholders following the fiscal year ended December 31, 2010; the term of office for the Class II directors will expire at the annual meeting of the stockholders to be held in 2009; and the term of office for the Class III director will expire at the annual meeting of the stockholders following the fiscal year ended December 31, 2009.  The terms of the directors, and the members and chairs of each of the committees of the Board, are identified in the following table:

Director	Nominating Committee	Compensation Committee	Audit and Corporate Governance Committee	Special Options Committee	Strategic Committee
John K. Kibarian, Ph.D.(3)				X	X
Lucio L. Lanza*(2)			X		X
Kimon Michaels, Ph.D.(2)
Thomas Caulfield, Ph.D.(1)	Chair	X	X
Albert Y.C. Yu, Ph.D.(1)	X	Chair
R. Stephen Heinrichs(1)	X	X	Chair		X

*      Chairman of the Board

(1)   Class I Director

(2)   Class II Director

(3)   Class III Director

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, our executive officers and persons who own more than 10% of the common stock (collectively, the “Reporting Persons”) to file initial reports of ownership and changes in ownership of our common stock.  Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during the fiscal year ended December 31, 2008, all Reporting Persons complied with all applicable filing requirements under Section 16(a) of the Exchange Act.

CORPORATE GOVERNANCE

The Company provides information on its website about its corporate governance policies, including the Company’s Code of Ethics, which applies to the Company’s President, Chief Executive Officer, Chief Financial Officer and Vice President, Finance and charters for the committees of the Board.  These materials can be found at www.pdf.com under the “Governance” link on the “Investor” tab.

AUDIT AND CORPORATE GOVERNANCE COMMITTEE

We renamed our Audit Committee of the Board of Directors the Audit and Corporate Governance Committee of the Board of Directors, effective as of February 3, 2009, and, in conjunction with the renaming of the committee, we adopted a revised charter for the committee to reflect its corporate governance-related duties.  The Audit and Corporate Governance Committee is a separately-designated committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.

The Audit and Corporate Governance committee is comprised of three independent directors within the meaning of the rules of the SEC and NASDAQ Marketplace Rules:  Dr. Caulfield, Mr. Heinrichs, and Mr. Lanza.  Mr. Heinrichs serves as the Chairman of the Audit and Corporate Governance committee.  The functions of the Audit and Corporate Governance Committee include:  recommending the engagement of the independent registered public accounting firm; monitoring the effectiveness of our internal and external audit efforts; monitoring and assessing the effectiveness of our financial and accounting organization and the quality of our system of internal accounting controls; and overseeing all aspects of the Company’s corporate governance functions on behalf of the Board and make recommendations on corporate governance issues.  The Sarbanes-Oxley Act of 2002 and rules adopted by the SEC require us to disclose whether the Audit and Corporate Governance Committee includes at least one member who is an “audit committee financial expert” within the meaning of such Act and rules.  The Board has determined that R. Stephen Heinrichs qualifies as its “audit committee financial expert.”  The Board believes that Mr. Heinrichs qualifies as such an expert in light of his more than 30 years experience in finance and operations, holding various positions in public and private companies including acting as the Chief Financial Officer of Avistar Communications Corporation and serving on the board of directors and as the audit committee chairman of Artisan Components, acquired by ARM Holdings PLC.  Mr. Heinrichs received a B.S. in Accounting from California State University Fresno and is a Certified Public Accountant.  As a result of such background and experience, the Board believes that Mr. Heinrichs possesses: an understanding of generally accepted accounting principles and financial statements; the ability to assess the general application of such principles in connection with accounting estimates, accruals and reserves; experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues generally comparable to those of the Company; an understanding of internal control over financial reporting; and an understanding of Audit and Corporate Governance Committee functions.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

We maintain an executive compensation program for our Named Executive Officers comprised of fixed and performance-variable elements.  The individuals listed in the Summary Compensation Table in this Amendment are referred to as the “Named Executive Officers.”  The design and operation of our executive compensation program reflect the following objectives, established by our Compensation Committee with input from our Board and other management team members:

•                  to recruit and retain talented leadership;

•                  to implement measurable performance targets;

•                  to tie executive compensation with stockholder value;

•                  to emphasize performance-based compensation that is progressively weighted with seniority level; and

•                  to maintain an executive compensation program that encourages our Named Executive Officers to adhere to high ethical standards.

There are four main elements of each Named Executive Officer’s total compensation that address and fulfill these objectives.  These elements, described in more detail below, are:

•                  base salary;

•                  performance bonus;

•                  long-term equity incentives; and

•                  perquisites, health and welfare benefits and other compensation.

The compensation that each Named Executive Officer receives is a combination of these elements.  The Company has chosen these elements because they align the interests of our stockholders with those of our Named Executive Officers by focusing on compensation that includes pay that links individual performance to the Company’s performance, short-term and long-term performance goals, equity-based benefits that promote an ownership mentality with the Company, and benefits that ensure healthy and productive employees.

How Our Executives’ Compensation is Determined

Our Compensation Committee develops, reviews and approves each element of compensation for our Company as a whole and for each of our Named Executive Officers.  The Compensation Committee also regularly assesses the effectiveness and competitiveness of the program and the elements that we use to determine compensation.

In the first quarter of each year, the Compensation Committee reviews the previous year’s performance of each of our Named Executive Officers.  In connection with this review, the Compensation Committee reviews and adjusts, as appropriate, annual base salaries for our Named Executive Officers, determines their discretionary incentive bonuses based on their prior year’s performance and reviews their total compensation against market data.  The Compensation Committee also, on occasion, meets with our Chief Executive Officer to obtain recommendations with respect to the Company’s compensation programs and practices generally.  The Compensation Committee considers, but is not bound to accept, management’s recommendations with respect to Named Executive Officer compensation.

The Compensation Committee discusses our Chief Executive Officer’s compensation package with him, but makes decisions with respect to his compensation without him present.  The Compensation Committee has the ultimate authority to make decisions with respect to the compensation of our Named Executive Officers.

In making compensation decisions, it has been the practice of the Compensation Committee to review the historical levels of each element of a Named Executive Officer’s total compensation and to compare each element with that of other named executive officers in an appropriate market comparison group, which includes other comparable high-technology companies within our industry of similar size in terms of revenue and market capitalization.  In prior years, the comparison of each Named Executive Officer’s compensation to market compensation data has been prepared by our internal human resources staff with the assistance of an external compensation consultant.  Our staff refers to, among other things, market data obtained from both Radford High-Tech Executive Surveys and proxy data from peer companies.  This data has then been presented to our Chief Executive Officer and the Compensation Committee in accordance with the process described above.

Even though the Compensation Committee reviews market compensation data, we do not believe that it is appropriate to establish compensation levels based solely on benchmarking.  Our Compensation Committee relies upon the judgment of its members in making compensation decisions, after reviewing the performance of the Company and carefully evaluating a Named Executive Officer’s performance during the year against established goals, leadership qualities, operational performance, business responsibilities, career with the Company, current compensation arrangements, and long-term potential to enhance stockholder value.  While competitive market compensation paid by other companies is one of the many factors that the Compensation Committee considers in assessing the reasonableness of compensation, the Compensation Committee does not attempt to maintain a certain target percentile within a peer group or otherwise rely entirely on that data to determine Named Executive Officer compensation.  Instead, the Compensation Committee incorporates flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment.  We strive to achieve an appropriate mix between equity incentive awards and cash payments in order to meet our objectives, however we do not rigidly apply any particular apportionment goal and it does not control our compensation decisions.  Our mix of compensation elements is designed to reward recent results and motivate long-term performance through a combination of cash and equity incentive awards.  We believe the most important indicator of whether our compensation objectives are being met is our ability to motivate our Named Executive Officers to deliver superior performance and to retain them to continue their careers with the Company on a cost-effective basis.

Base Salaries

In general, base salaries for our Named Executive Officers are initially established through arms-length negotiation at the time the executive is hired, taking into account such executive’s qualifications, experience, prior salary and competitive salary information for companies that are comparable to ours.  Base salaries of our Named Executive Officers are reviewed annually and adjustments to base salaries are based on the scope of an executive’s responsibilities, individual contribution, prior experience and sustained performance.  Decisions regarding salary increases take into account the Named Executive Officer’s current salary and the amounts paid to the Named Executive Officer’s peers outside the company.  In addition to considering the competitive pay practices of other companies, we also consider the amounts paid to a Named Executive Officer’s peers inside the Company by conducting an internal analysis which compares the pay of each Named Executive Officer to other members of the management team.  Base salaries are also reviewed in the case of promotions or other significant changes in responsibility.  Base salaries are not automatically increased if the Compensation Committee believes that other elements of compensation are more appropriate in light of our stated objectives.  This strategy is consistent with our intent of offering compensation that is both cost-effective and contingent on the achievement of performance objectives.

In the first quarter of 2008, the Compensation Committee reviewed the base salaries for all of the Named Executive Officers employed by us at that time and established the base salaries to be in effect during fiscal year 2008.  These base salaries were set based on the Compensation Committee’s analysis of the foregoing factors.  Pursuant to this determination, the base salary of Mr. Hartgring was increased to $240,000 in February 2008 and the base salaries of all of our other Named Executive Officers remained the same.  The actual base salaries paid to all of our Named Executive Officers for 2008 are set forth in the “Summary Compensation Table” below.

Performance Bonuses

It is the Compensation Committee’s objective to ensure that performance bonuses made to the Named Executive Officers are tied to the Company’s overall financial performance and stockholder value.  At the beginning of each fiscal year, the Board establishes annual financial goals for the Company to meet by the end of the fiscal year. Additionally, at the end of each fiscal quarter, the Board establishes specific numbers-based financial targets for the next quarter.  At the end of each fiscal year, the Compensation Committee determines, based on the financial performance of the Company for the fiscal year, whether to establish a performance bonus pool and, if so, the size of such performance bonus pool.  If a performance bonus pool has been created, then the Compensation Committee evaluates each Named Executive Officer’s level of performance and contribution toward the Company’s overall financial performance and determines whether to award a bonus to each Named Executive Officer and the size of such bonus.  This structuring of discretionary performance bonuses based on a pay-for-performance method motivates and rewards the Named Executive Officers for their contributions to strong annual business performance by making a substantial portion of their total cash compensation received variable and dependent upon the Company’s annual financial performance, as determined at the discretion of the Compensation Committee.

In fiscal year 2008, the primary financial performance measures for funding the performance bonus pool consisted of total revenue (determined in accordance with generally accepted accounting principles in the United States of America, or GAAP), non-GAAP net income and non-GAAP net income per share.  In addition, the Company also looked at certain non-GAAP financial measures that exclude the effects of the following: stock-based compensation expense, amortization of acquired technology and intangible assets, restructuring charges, impairment of goodwill and certain intangible assets, and their related income tax effects.  The Company’s management believes that these non-GAAP financial measures provide a useful supplemental analysis of the Company’s ongoing operations in light of the fact that none of these categories of expense has a current effect on the future uses of cash (with the exception of restructuring charges) nor do they have value with regards to the generation of current or future revenues.  The Company believes that concurrently evaluating both GAAP and non-GAAP data provides valuable supplemental information on its financial operating results, allows the Company to assess its profitability and performance, and provides an appropriate basis for analyzing whether and to what extent to fund the executive performance bonus pool.

Although management uses these non-GAAP financial measures internally to measure profitability and performance, these non-GAAP results are not considered an alternative to, or a substitute for, GAAP financial information, and may be different from similarly titled non-GAAP measures used by other companies.  In particular, these non-GAAP financial measures are not a substitute for GAAP measures of income as a measure of performance, or to cash flows from operating, investing and financing activities as a measure of liquidity.  When the Company presents its financial results to investors, we provide a reconciliation of these non-GAAP financial measures to the comparable GAAP financial measures.

After completing the review discussed above, the Compensation Committee decided not to establish a performance bonus pool for 2008.

Long-Term Equity Incentives

The goals of our long-term, equity-based incentive awards are to align the interests of our Named Executive Officers with the interests of our stockholders and to provide each Named Executive Officer with an incentive to manage the Company from the perspective of an owner with an equity stake in the business.  Because vesting is based on continued service, our equity-based incentives also facilitate the retention of our Named Executive Officers through the vesting period of the awards.  In determining the size of the long-term equity incentives to be awarded to our Named Executive Officers, we take into account a number of internal factors, such as the relative job scope, the value of existing long-term incentive awards, individual performance history, prior contributions to the Company, the size of prior grants and competitive market data.  Based upon these factors, the Compensation Committee determines the size of the long-term equity incentives at levels it considers appropriate to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value.

To reward and retain our Named Executive Officers in a manner that best aligns employees’ interests with stockholders’ interests, we use stock options as the primary incentive vehicle for long-term compensation opportunities.  We believe that issuing stock options is an effective tool to meet one of the objectives of our compensation program by increasing long-term stockholder value through the tying of the value of the stock options to our future financial performance.  Because stock option recipients are only able to profit from stock options if our stock price increases relative to the stock option’s exercise price, we believe that stock options provide meaningful incentives to achieve an increase in the overall value of our stock over time.

Consistent with the process in place in prior years, annual grants of options to the Named Executive Officers are typically approved by the Compensation Committee during the fourth quarter of the year.  While the vast majority of stock option awards to our Named Executive Officers have been made pursuant to this annual process, the Compensation Committee retains the discretion to make stock option awards to Named Executive Officers at other times, including in connection with the hiring of a Named Executive Officer, for retention purposes or for other circumstances recommended by management or the Compensation Committee.

Consistent with the practice for all of our employees, the exercise price of each stock option grant made to a Named Executive Officer is the fair market value of the Company’s common stock on the grant date, which our equity incentive plans determine to be the closing price of our common stock on the NASDAQ Global Market on the date of grant.  Except as otherwise described in this Form 10-K/A, stock option awards to our Named Executive Officers typically vest over a four-year period as follows: 25% of the shares underlying the option vest on the first anniversary of the date of grant and the remainder of the shares underlying the option vest in equal monthly installments over the remaining 36 months thereafter.  We do not have any security ownership requirements for our Named Executive Officers.

There were no stock option grants made to our Named Executive Officers in 2008.  However, in an effort to reduce the overhang of outstanding stock options and to incentivize and retain individuals providing services to the Company and its subsidiaries, on June 10, 2008, the Company offered each holder of outstanding Company stock options with exercise prices equal to or greater than $10.00 per share the right to tender such stock options for cancellation in exchange for restricted stock rights granted under the Company’s 2001 Stock Plan based upon a 4.2 stock option shares to 1.0 restricted stock right exchange ratio. The offer included our Named Executive Officers.  Pursuant to the tender offer, restricted stock rights received in exchange for cancelled options would be subject to vesting schedules ranging from 15 months to 51 months from the date of grant of the restricted stock rights (which schedule applied would depend on when the stock options that would be cancelled in exchange for the restricted stock rights were originally granted). All of our Named Executive Officers elected to participate in the offer.  In deciding whether to make the offer, our Board considered a variety of alternatives to address the issues of the stock option overhang and the significant number of out-of-the-money options. Ultimately, our Board determined that, by exchanging stock options according to the terms of the offer, the Company would reduce the number of shares of stock subject to equity awards, thereby reducing potential dilution to our stockholders. Additionally, the Board determined that some option holders could benefit from the opportunity to choose between what we believe is the more certain benefit associated with restricted stock rights and the potentially more valuable, though less certain, benefit those holders may realize by retaining their stock options. By providing for the grant of replacement awards consisting of restricted stock rights rather than new at-the-money stock options, the Board also sought to strengthen the Company’s equity-based retention incentives while further aligning our existing equity compensation programs with our overall compensation philosophy.

Perquisites, Health and Welfare Benefits and Other Compensation

The establishment of competitive benefit packages for our Named Executive Officers is an important factor in attracting and retaining highly qualified personnel.  Our Named Executive Officers are eligible to participate in all of our employee benefit plans, including medical, dental, vision, group life and disability insurance, in each case on the same basis as other employees.  We believe that these health and welfare benefits help ensure that the company has a productive and focused workforce through reliable and competitive health and other benefits.

We do not generally provide significant perquisites or personal benefits to our Named Executive Officers.

Tax Deductibility of Executive Compensation and Accounting Policies

The Compensation Committee and our Board have considered the potential future effects of Section 162(m) of the Internal Revenue Code on the compensation paid to our executive officers.  Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year for any of our Named Executive Officers, unless compensation is qualified performance based compensation within the meaning of Section 162(m).  We have adopted a policy that, where reasonably practicable, we will seek to qualify the variable compensation paid to our Named Executive Officers for an exemption from the deductibility limitations of Section 162(m).

In approving the amount and form of compensation for our Named Executive Officers, the Compensation Committee will continue to consider all elements of the cost to our company of providing such compensation, including the potential impact of Section 162(m).

We account for equity compensation paid to our Named Executive Officers under the rules of Statement of Financial Standards (“SFAS”) No. 123R, “Share-Based Payments” (“SFAS 123R”), which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. We have not tailored our executive compensation program to achieve particular accounting results.

COMPENSATION COMMITTEE REPORT

The Compensation Committee reviewed and discussed the Company’s Compensation Discussion and Analysis, or the CD&A, with management for the fiscal year ended December 31, 2008.  Based on the review and discussions referred to above, the Compensation Committee recommended to the Board that the CD&A be included in the Company’s Form 10-K/A for the year ended December 31, 2008.

THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS OF PDF SOLUTIONS, INC.

Albert Y.C. Yu, Ph.D., Chair
R. Stephen Heinrichs
Thomas Caulfield, Ph.D.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors currently consists of R. Stephen Heinrichs, Albert Y.C. Yu, Ph.D. and Thomas Caulfield, Ph.D.  No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

DIRECTOR COMPENSATION

Directors who are also our employees are not paid an annual retainer, nor are they compensated for serving on the Board.  Information regarding compensation otherwise received by our directors, who are also executive officers, is provided in other sections of this Item 11.

Effective July 20, 2007, the Board authorized an increase to the directors’ compensation based upon the recommendations of the Compensation Committee after the Compensation Committee reviewed the compensation received by members of the board of directors at comparable peer companies.  Pursuant to the increase, our non-employee directors receive the following cash compensation for their services to the Board:

•                  an annual cash retainer fee in the amount of $25,000;

•                  per meeting fees of $1,500 per board meeting ($500 for telephone participation); and

•                  per meeting fees of $1,000 per committee meeting ($500 for telephone participation).

The Chairman of the Board receives additional fees consisting of an annual cash retainer in the amount of $30,000 plus an option to purchase 30,000 shares a year.  The Lead Independent Director receives additional fees consisting of an annual cash retainer in the amount of $10,000 plus an option to purchase 10,000 shares per year.  Committee chairpersons receive additional fees, pro-rated where appropriate, as follows: the Audit and Corporate Governance Committee Chair receives an annual cash retainer in the amount of $10,000 plus an option to purchase 10,000 shares per year; the Compensation Committee Chair receives an annual cash retainer in the amount of $5,000 plus an option to purchase 7,500 shares per year; and the Nominating Committee Chair receives an annual cash retainer in the amount of $5,000 plus an option to purchase 5,000 shares per year.  All directors are reimbursed for reasonable travel expenses incurred in connection with attending Board and committee meetings.  Our 2001 Stock Plan provides for the automatic grant of non-statutory options to non-employee directors.  Each director that is new to the Board will be granted an option to purchase 30,000 shares at the time they join the Board.  In addition, each non-employee director receives an option to purchase 15,000 shares each year following the conclusion of the annual meeting of stockholders for such year.  These annual option grants vest with respect to 25% of the shares subject to the option on the one-year anniversary of the date of grant, and with respect to 1/48 of the shares subject to the option each month thereafter.

The non-employee directors received the following compensation during the fiscal year ended December 31, 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation	Total($)
Susan H. Billat(2)	$37,500	$—	$63,900	—	$101,400
Thomas Caulfield, Ph.D.	43,500	11,200	53,800	—	108,500
R. Stephen Heinrichs	64,500	—	139,900	—	204,400
Lucio Lanza	69,500	—	215,800	—	285,300
Albert Y.C. Yu, Ph.D.	45,000	13,800	78,300	—	137,100

(1)  The amounts in these columns reflect amounts recognized for financial statement reporting purposes for stock options and restricted stock awards granted during the fiscal year ended December 31, 2008 and in prior fiscal years, in accordance with SFAS 123R. The restricted stock and option awards included in this expense amount were granted from May 2004 through August 2008. These amounts reflect our accounting expense for these awards and do not represent the actual value that may be realized by our directors. There can be no assurance that these amounts will ever be realized.  For information on the valuation assumptions used in valuing stock option awards, refer to the Note to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year in which the stock option was granted titled “Stockholder’s Equity”.  The outstanding options held by each director at 2008 fiscal year end were:  Dr. Caulfield (15,000); Mr. Heinrichs (122,945); Mr. Lanza (257,500); and Dr. Yu (22,500).  The outstanding and unvested restricted stock awards held by each director at 2008 fiscal year end were: Dr. Caulfield (10,715) and Dr. Yu (17,183).

(2)   Susan H. Billat resigned from the Board of Directors of the Company on August 4, 2008.

On November 17, 2005, we entered into acceleration agreements (each, an “Acceleration Agreement”) with each of Lucio L. Lanza, Albert Y.C. Yu, Ph.D. and R. Stephen Heinrichs pursuant to which all of the options to purchase shares of our stock that have been granted or will be granted to each of the aforementioned directors will become vested and exercisable in full in the event of a change in control of the Company. Each of the acceleration agreements will generally remain in effect until terminated by the Company or, if earlier, the date the director in question ceases to provide services to the Company. For purposes of these agreements, a “change of control” is defined as an event whereby a party or group of parties, different from those maintaining control at the time of the acceleration agreement, attains a majority voting right in the Company. Also on November 17, 2005, we entered into an Acceleration Agreement with Susan H. Billat, but such agreement terminated on its terms upon Ms. Billat’s resignation from the Board on August 4, 2008.

SUMMARY COMPENSATION TABLE

The table that follows shows the compensation earned by (a) the person who served as our Chief Executive Officer during the fiscal year ended December 31, 2008; (b) the person who served as our Chief Financial Officer during the fiscal year ended December 31, 2008; and (c) the three other most highly compensated executive officers who were serving as executive officers on December 31, 2008, or the Named Executive Officers.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($) (1)	All Other Compensation ($) (2)		Total ($)

John K. Kibarian	2008	250,000	—	14,600	—	200		264,800
Chief Executive Officer, President and Director	2007	250,000	—	—	3,700	200		253,900
	2006	250,000	—	20,700	—	600		271,300

Keith A. Jones	2008	200,000	10,000	21,100	160,200	200		391,500
Vice President of Finance and Chief Financial Officer	2007	200,000	—	—	254,800	7,900	(3)	462,700
	2006	200,000	—	—	347,400	600		548,000

David A. Joseph	2008	246,000	12,000	24,700	129,800	800		413,300
Chief Strategy Officer	2007	246,000	—	—	147,700	400		394,100
	2006	246,000	—	—	111,600	600		358200

Cornelius (Cees) Hartgring	2008	237,300	17,000	17,100	194,600	800		466,800
Vice President, Client Services and Sales	2007	210,000	—	—	180,200	400		390,600
	2006	210,000	—	—	151,700	600		362,300

Kimon Michaels	2008	210,000	10,000	30,300	110,000	200		360,500
Vice President, Design for Manufacturability and Director	2007	210,000	—	—	160,400	200		370,600
	2006	210,000	—	—	175,500	4,700	(3)	390,200

(1)          The amounts in these columns reflect amounts recognized for financial statement reporting purposes for the stated fiscal years for stock options and restricted stock awards granted in that fiscal year and in prior fiscal years, in accordance with SFAS 123R. The restricted stock and option awards included in this expense amount were granted from May 2004 through August 2008. These amounts reflect our accounting expense for these awards and do not represent the actual value that may be realized by the Named Executive Officers. There can be no assurance that these amounts will ever be realized.  For information on the valuation assumptions used in valuing stock option awards, refer to the Note to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year in which the stock option was granted titled “Stockholder’s Equity”. Please also refer to the Grants of Plan-Based Awards Table for information on awards made in fiscal year 2008.

(2)          Unless indicated otherwise, amounts listed under “All Other Compensation” represent the dollar value of premiums for term life insurance paid by us on behalf of each Named Executive Officer during the fiscal year ended December 31, 2008.  There is no cash surrender value under these life insurance policies.

(3)          The amounts represented primarily reflect payments received by the executive officers for earned sabbatical, but also include the dollar value of premiums for term life insurance paid by us on behalf of the executive officers.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2008

The following table shows grants of restricted stock and stock option awards made to our Named Executive Officers during the fiscal year ended December 31, 2008.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
John K. Kibarian	08/18/08	23,810	—	—	$56,800
Chief Executive Officer, President and Director
Keith A. Jones	08/18/08	40,716	—	—	$272,600
Vice President of Finance and Chief Financial Officer
David A. Joseph	08/18/08	35,719	—	—	$273,400
Chief Strategy Officer
Cornelius (Cees) Hartgring	08/18/08	20,239	—	—	$266,700
Vice President, Client Services and Sales
Kimon Michaels	08/18/08	50,955	—	—	$277,700
Vice President, Design for Manufacturability and Director

On June 10, 2008, the Company offered each holder of outstanding Company stock options with exercise prices equal to or greater than $10.00 per share the right to tender such stock options for cancellation in exchange for restricted stock rights granted under the Company’s 2001 Stock Plan based upon a 4.2 stock option shares to 1.0 restricted stock right exchange ratio. Pursuant to the tender offer, restricted stock rights received in exchange for cancelled options would be subject to vesting schedules ranging from 15 months to 51 months from the date of grant of the restricted stock rights (which schedule applied would depend on when the stock options that would be cancelled in exchange for the restricted stock rights were originally granted).  On August 18, 2008 and pursuant to the offer, the Company accepted for exchange stock options to purchase an aggregate of 3.3 million shares of the Company’s common stock from 210 eligible participants, representing 73% of the shares subject to stock options that were eligible to be exchanged in connection with the tender offer as of August 18, 2008. Upon the terms and subject to the conditions set forth in the offer, the Company issued restricted stock rights covering an aggregate of 793,000 shares of the Company’s common stock in exchange for the options surrendered pursuant to the Offer.

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2008

The following table shows the outstanding equity awards of each of our Named Executive Officers as of December 31, 2008.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

John K. Kibarian	80,000	—		6.39	04/21/2013	23,810	(1)	34,286	—	—
Chief Executive Officer, President and Director

Keith A. Jones	3,500	—		9.59	05/03/2014
Vice President of Finance and Chief Financial Officer	9,479	25,521	(2)	8.92	11/07/2017	40,716	(3)	58,631	—	—

David A. Joseph	40,000	—		6.39	04/21/2013
Chief Strategy Officer	10,833	29,167	(2)	8.92	11/07/2017	35,719	(4)	51,435	—	—

Cornelius (Cees) Hartgring	134,939	—		5.40	09/03/2012
Vice President, Client Services and Sales	21,666	58,334	(2)	8.92	11/07/2017	20,239	(5)	29,144	—	—

Kimon Michaels	80,000	—		6.39	04/21/2013
Vice President, Design For Manufacturability, and Director	8,124	21,876	(2)	8.92	11/07/2017	50,955	(6)	73,375	—	—

(1)                                  Mr. Kibarian’s 23,810 restricted stock vests as follows: 50% on 5/15/2009 and 50% six (6) months thereafter.

(2)                                  1/4th of these shares vested and became exercisable on November 7, 2008 and 1/48th of the total shares continue to vest and become exercisable on a monthly basis thereafter.

(3)                                  Mr. Jones’ 40,716 shares of restricted stock vest as follows:

(a)  As to 3,810 shares:  50% of the total number of rights will vest on May 15, 2009 and 50% will vest six (6) months thereafter.

(b)  As to 29,763 shares:  16.7% of the total number of rights will vest on May 15, 2009 and 16.66% will vest every six (6) months thereafter.

(c)  As to 7,143 shares:  12.5% of the total number of rights will vest on May 15, 2009 and 12.5% will vest every six (6) months thereafter.

(4)                                  Mr. Joseph’s 35,719 shares of restricted stock vest as follows:

(a)  As to 19,050 shares:  50% of the total number of rights will vest on May 15, 2009 and 50% will vest six (6) months thereafter.

(b)  As to 5,954 shares:  16.7% of the total number of rights will vest on May 15, 2009 and 16.66% will vest every six (6) months thereafter.

(c)  As to  10,715 shares: 12.5% of the total number of rights will vest on May 15, 2009 and 12.5% will vest every six (6) months thereafter.

(5)                                  Mr. Hartgring’s 20,239 shares of restricted stock vest as follows:

(a)  As to 8,334 shares: 16.7% of the total number of rights will vest on May 15, 2009 and 16.66% will vest every six (6) months thereafter.

(b)  As to 11,905 shares: 12.5% of the total number of rights will vest on May 15, 2009 and 12.5% will vest every six (6) months thereafter.

(6)                                  Mr. Michaels’ 50,955 shares of restricted stock vest as follows:

(a)  As to 35,716 shares: 50% of the total number of rights will vest on May 15, 2009 and 50% will vest six (6) months thereafter.

(b)  As to 5,715 shares:  16.7% of the total number of rights will vest on May 15, 2009 and 16.66% will vest every six (6) months thereafter.

(c)  As to 9,524 shares:  12.5% of the total number of rights will vest on May 15, 2009 and 12.5% will vest every six (6) months thereafter.

OPTION EXERCISES AND STOCK VESTED IN THE FISCAL YEAR 2008

None.

Potential Payments Upon Termination or Change-in-Control

On August 19, 2008, the Company granted restricted stock rights to each of the Named Executive Officers, each of which provided that, in the event of a “change in control” (as defined in the Company’s 2001 Stock Plan) an unvested portion of the stock purchase right will fully vest.

The table below shows the value of the potential acceleration of vesting that would have been made to a Named Executive Officer had a change in control hypothetically occurred on the last business day of fiscal year 2008 (i.e. December 31, 2008). The value below was determined by multiplying the number of unvested shares subject to restricted stock rights as of December 31, 2008 by the closing price of the Company’s common stock on December 31, 2008 ($1.44). Because the payments to be made to a named executive officer depend on several factors, the actual amounts to be paid out upon a change in control can only be determined at the time of a change in control.

Name	Value of Accelerated Restricted Stock Rights ($)
John K. Kibarian	34,286
Keith A. Jones	58,631
David A. Joseph	51,435
Cornelius (Cees) Hartgring	29,144
Kimon Michaels	73,375

We entered into a letter agreement with Mr. Keith A. Jones dated December 29, 2008, which amends Mr. Jones offer letter dated October 10, 2005.  This letter agreement provides that, in the event that Mr. Jones experiences an involuntarily separation for any reason other than cause, death or permanent disability, and provided certain other conditions are met, Mr. Jones will be entitled to 6 months base salary, monthly premiums to continue health coverage under COBRA for Mr, Jones, his eligible spouse and dependents, for 6 months and 6 months accelerated vesting of any stock options outstanding at the time of Mr. Jones termination.  To the extent permitted by the letter agreement and Code Section 409A, the 6 months base salary will be paid out in accordance with the Company’s regularly scheduled payroll, commencing with the first regular payroll date that is at least 5 days after the conditions have been satisfied.

The table below shows the value of the potential payments that would have been made to Mr. Jones  had he experienced an involuntary separation on the last business day of fiscal year 2008, December 31, 2008. In accordance with SEC rules, the potential payments were determined under the terms of our plans and arrangements as in effect on December 31, 2008. The footnotes to the table describe the assumptions used in estimating the amounts set forth in the table. Because the potential payments to be made to Mr. Jones depend on several factors, the actual amounts to be paid out upon Mr. Jones involuntary separation can only be determined at the time of such involuntary separation from the Company.

Name	Cash Severance ($)		Health Benefits ($)		Intrinsic Value of Accelerated Stock Options ($)		Total ($)
Keith A. Jones	100,000	(1)	6,800	(2)	—	(3)	106,800

(1) Equal to (x) the named executive officer’s monthly base salary in effect as of December 31, 2008 multiplied by (y) 6.

(2) Equal to the 6-month continuation of health benefits for the named executive officer and his eligible spouse and dependents following December 31, 2008.

(3) The value of this benefit is equal to (x) the total number of shares subject to unvested stock options that were outstanding on December 31, 2008 multiplied by (y) ($7.48) which represents the closing price of the Company’s common stock on December 31, 2008 ($1.44) minus $8.92 (the exercise price of Mr. Jones unvested options).  Since this amount results in a negative value, this potential benefit would have provided $0 value to Mr. Jones if he experienced an involuntary separation on December 31, 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2008 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1996 Stock Option Plan, the 1997 Stock Plan, 2001 Stock Plan, the Stock Option/Stock Issuance Plan and our 2001 Employee Stock Purchase Plan (the “ESPP”).

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders (1)	4,144,776		$8.97	6,186,491	(2)(3)(4)
Equity Compensation Plans Not Approved by Stockholders	267,224	(5)	$8.27	331,390	(5)
Total	4,412,000		$8.91	6,517,881

(1)          For a description of these plans, see Note 8 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009.

(2)          Includes 5,141,779 shares available for issuance pursuant to options, stock purchase rights and long-term performance awards under the 2001 Stock Plan.  The 2001 Stock Plan includes an “evergreen” feature, which provides for an automatic annual increase in the number of shares available under the plan on the first day of each of our fiscal years through 2011, equal to the lesser of 3,000,000 shares, 5% of our outstanding common stock on the last day of the immediately preceding fiscal year or such amount as is determined by the Board.

(3)          Includes 1,485,880 shares available for issuance under the ESPP.  The ESPP, designed to comply with Internal Revenue Code Section 423, includes an “evergreen” feature, which provides for an automatic annual increase in the number of shares available under the plan on the first day of each of our fiscal years through 2011, equal to the lesser of 675,000 shares, 2% of our outstanding common stock on the last day of the immediately preceding fiscal year or such amount as is determined by our Board.

(4)          Other than in connection with outstanding awards, no shares remain available for issuance pursuant to either of the 1996 Stock Option Plan or the 1997 Stock Plan.

(5)          Consists of the Stock Option/Stock Issuance Plan which was assumed by us upon the acquisition of IDS Software Systems, Inc.  Stock options granted under the plan generally vest with respect to 25% of the shares subject to the option one year after the date of grant and then 1/48 of the shares subject to the option each month thereafter.  Options generally expire 10 years after the grant date.  The vesting for certain options is accelerated upon a change in control.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows how much common stock is beneficially owned by owners of more than 5% of our outstanding common stock and by the directors, the Named Executive Officers identified in the Summary Compensation Table on page 15 of this Form 10-K/A, and all executive officers and directors as a group, as of March 31, 2009.  Except as otherwise indicated, the address for each person listed as a director or officer is c/o PDF Solutions, Inc., 333 West San Carlos Street, Suite 700, San Jose, California 95110.  Unless otherwise indicated in the footnotes, each person or entity has sole voting and investment power, or shares such powers with his spouse, with respect to the shares shown as beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock (1)(2)
5% Stockholders:
T. Rowe Price Associates, Inc.	2,750,101	10.47%
100 E. Pratt Street
Baltimore, Maryland 21202 (3)
FMR LLC (fka FMR Corp.)	2,815,641	10.72
82 Devonshire Street
Boston, Massachusetts 02109 (4)
Wellington Management Company, LLP	1,731,500	6.59
75 State Street Boston, MA 02109 (5)
Artis Capital Management, L.P.	1,734,834	6.61
One Market Plaza Steuart St. Tower, Suite 2700
San Francisco, CA 94105 (6)
Royce & Associates, LLC	1,669,824	6.36
1414 Avenue of the Americas
New York, New York 10019 (7)

Directors and Named Executive Officers:
John K. Kibarian (8)	2,564,661	9.73
Keith A. Jones (9)	34,682	*
Kimon W. Michaels (10)	1,567,552	5.93
Lucio L. Lanza (11)	420,838	1.59
David A. Joseph (12)	272,655	1.04
Cornelius (Cees) Hartgring (13)	181,729	*
R. Stephen Heinrichs (14)	72,385	*
Albert Y.C. Yu (15)	8,072	*
Thomas Caulfield (16)	5,089	*
All directors and executive officers as a group (13 persons) (17)	5,388,009	19.95%

* Less than 1%.

(1)                                Beneficial ownership is determined in accordance with SEC rules.  Beneficial ownership calculations for 5% stockholders are based primarily on publicly-filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the SEC, and which generally set forth ownership interests as of December 31, 2008.  In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions.  The number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion, option and warrant exercise or otherwise, within 60 days after March 31, 2009.

(2)                                Percentage of beneficial ownership is based on 26,261,010 shares outstanding as of March 31, 2009.  For each named person, the percentage ownership includes stock which the person has the right to acquire within 60 days after March 31, 2009, as described in Footnote 1.  However, such shares shall not be deemed outstanding with respect to the calculation of ownership percentage for any other person.

(3)                                The Schedule 13G Amendment filed on February 13, 2009 by T. Rowe Price Associates, Inc. (“Price Associates”), an Investment Adviser registered under Section 203 of the Investment Advisers Act of 1940, indicates that Price Associates has sole dispositive power of 2,750,101 shares and sole voting power of 242,100 shares.

(4)                                The Schedule 13G Amendment filed on February 14, 2008 by FMR LLC (“FMR”) states that FMR is a parent holding company in accordance with Section 240.13d-1(b)(ii)(G) for Fidelity Management & Research Company (“Fidelity”), an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and indicates that Fidelity Small Cap Stock Fund, an investment company of Fidelity, is the entity which has sole dispositive power of the 2,815,641 shares.

(5)                                The Schedule 13G Amendment filed on February 17, 2009 by Wellington Management Company, LLP, (“Wellington”), an Investment Adviser in accordance with Section 240.13d-1(b)(ii)(E), indicates that Wellington beneficially owns the 1,731,500 shares of Company stock which are held of record by Wellington clients.  Wellington shares dispositive power of 1,731,500 shares and shares voting power of 1,052,500 shares.

(6)                                A Schedule 13G was jointly filed on February 17, 2009 by Artis Capital Management, L.P. (“Artis”), Artis Capital Management, Inc. (“Artis Inc.”) and Stuart L. Peterson   Artis is a registered investment adviser in accordance with section 240.13d-1(b)(1)(ii)(E).  Artis Inc. is the general partner of Artis.  Mr. Peterson is the president of Artis Inc. and the controlling owner of Artis and Artis Inc.  Artis Inc. and Mr. Peterson are each a parent holding company or control person in accordance with 240.13d-1(b)(1)(ii)(G).  Artis is the investment adviser of investment funds that hold Company stock for the benefit of the investors in those funds.  No individual client holds more than 5% of the Company stock.  Artis, Artis Inc. and Mr. Peterson each disclaim beneficial ownership of the Company stock, except to the extent of that person’s pecuniary interest therein.

(7)                                The Schedule 13G Amendment filed on January 17, 2009 by Royce & Associates, LLC (“Royce”), an Investment Adviser registered under Section 203 of the Investment Advisers Act of 1940, indicates Royce holds both sole voting and dispositive power of the shares.

(8)                                Includes 80,000 shares issuable upon the exercise of vested stock options and 11,905 shares issuable upon vesting of restricted stock rights.

(9)                                Includes 16,624 shares issuable upon the exercise of vested stock options and 7,767 shares issuable upon vesting of restricted stock rights.

(10)                          Includes 91,249 shares issuable to Mr. Michaels and 38,999 shares issuable to his wife upon exercise of vested options and 20,002 shares to Mr. Michaels and  5,026 shares issuable to his wife upon vesting of restricted stock rights.  Excludes 63,694 shares held by Mr. Michaels’ wife as to which he disclaims beneficial ownership.

(11)                          Includes 188,122 shares issuable upon the exercise of vested stock options.  Also included are 121,720 shares owned by Lanza techVentures, an early stage venture capital and investment firm for which Mr. Lanza is the managing director.

(12)                          Includes 54,999 shares issuable upon the exercise of vested stock options and 11,858 shares issuable upon vesting of restricted stock rights.

(13)                          Includes 164,938 shares issuable upon the exercise of vested stock options and 2,879 shares issuable upon vesting of restricted stock rights.

(14)                          Shares issuable upon the exercise of vested stock options.

(15)                          Includes 5,625 shares issuable upon the exercise of vested stock options and 2,447 shares issuable upon vesting of restricted stock rights.

(16)                          Includes 3,750 shares issuable upon the exercise of vested stock options and 1,339 shares issuable upon vesting of restricted stock rights.

(17)                          Includes an aggregate of 794,280 shares issuable upon the exercise of vested stock options and 89,576 shares issuable in accordance with the vesting of restricted stock rights for all directors, Named Executive Officers and four additional executive officers and 156,404 shares of stock held by those additional executive officers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED PARTY TRANSACTIONS

Acquisition of Fabbrix, Inc.

On May 23, 2007, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Fabbrix, Inc., (“Fabbrix”) and PDF Acquisition Corp., a wholly-owned subsidiary of the Company, pursuant to which the Company acquired all of the outstanding capital stock of Fabbrix, (the “Merger”).  The Merger was completed on May 24, 2007 (the “Merger Closing”), and the escrow was distributed to the Fabbrix stockholders pursuant the Merger Agreement on November 24, 2008, including to Mr. Lucio Lanza, a director and Chairman of the Board, and an entity affiliated with Mr. Lanza, Lanza techVentures.  Under the terms of the Merger Agreement, the Company paid a total of $2.7 million in cash and 271,531 shares of the Company’s common stock at the Merger Closing.

Immediately prior to the Merger, Mr. Lanza served as President, Chief Executive Officer and Chairman of the Board of Fabbrix.  Mr. Lanza also held shares of capital stock of Fabbrix, both individually and through his venture capital firm, Lanza techVentures.  In connection with the Merger, Mr. Lanza received $353,000 in cash and 35,722 shares of the Company’s common stock at the Merger Closing.  In connection with the Merger, Lanza techVentures received $1.2 million in cash and 121,720 shares of the Company’s common stock at the Merger Closing.  In addition, out of the merger consideration, Lanza techVentures received from Fabbrix $416,000 in cash as repayment of certain bridge loans previously made to Fabbrix.

To evaluate a transaction with Fabbrix, the Board established a special committee consisting exclusively of independent directors (the “Special Committee”).  The Special Committee reviewed, evaluated and directed the negotiation of the Merger and the Merger Agreement and recommended to the Board that the Company enter into the Merger Agreement.  Mr. Lanza did not participate on behalf of the Company in any actions with respect to the transaction and the Merger Agreement, and did not participate in any deliberations or other activities of the Special Committee.

In connection with the Merger, and in light of NASDAQ Marketplace Rules and other applicable standards, the Board made a determination in May 2007 that upon the consummation of the Merger, Mr. Lanza was no longer independent and the decision was made for Mr. Lanza to resign from the Audit and Corporate Governance, Compensation, and Nominating Committees of the Board effective at the closing of the Merger.  Please see “Director Independence” in this Form 10-K/A for a discussion of the Board’s decision. Following the consummation of the Merger and the expiration of the escrow period in connection with the Merger, the Board made the determination in April 2009 that Mr. Lanza may again serve as an “independent director” on the Board.  Mr. Lanza was appointed to the Audit and Corporate Governance Committee of the Board effective as of April 24, 2009.

Limitation of Liability and Indemnification Matters

As permitted by the Delaware general corporation law, we have included a provision in our amended and restated certificate of incorporation to eliminate the personal liability of our officers and directors for monetary damages for breach or alleged breach of their fiduciary duties as officers or directors, other than in cases of fraud or other willful misconduct.

In addition, our Bylaws provide that we are required to indemnify our officers and directors even when indemnification would otherwise be discretionary, and we are required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified. We have entered into indemnification agreements with our officers and directors containing provisions that are in some respects broader than the specific indemnification provisions contained in the Delaware general corporation law. The indemnification agreements require us to indemnify our officers and directors against liabilities that may arise by reason of their status or service as officers and directors other than for liabilities arising from willful misconduct of a culpable nature, to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain our directors’ and officers’ insurance if available on reasonable terms. We have filed our forms of indemnification agreement on the SEC’s website at www.sec.gov. We have obtained directors’ and officers’ liability insurance in amounts comparable to other companies of our size and in our industry.

Other Transactions

We have granted options to some of our officers and directors.  Please see “Compensation of Executive Officers and Other Matters” in this Form 10-K/A.  We have also entered into acceleration agreements with certain of our officers and directors.  Please see “Potential Payments Upon Termination or Change-in-Control” in this Form 10-K/A.

Review, Approval or  Ratification of Transaction with Related Persons

Related party transactions have the potential to create actual or perceived conflicts of interest between the Company and its directors, its officers, its employees, and members of their respective families.  While we do not maintain a written policy with respect to the identification, review, approval or ratification of transactions with related persons, the Company’s Code of Ethics prohibits conflicts of interest between an employee and the Company and requires an employee to report any such potential conflict to our Compliance Officer.  In addition, each officer and director is expected to identify to the Secretary, by means of an annual director questionnaire, any transactions between the Company and any person or entity with which the director may have a relationship that is engaged or about to be engaged in a transaction with the Company.

DIRECTOR INDEPENDENCE

The Company has adopted standards for director independence in accordance with NASDAQ Marketplace Rules and SEC rules.  An “independent director” means a person, other than an officer or employee of the Company or its subsidiaries, or any other individual having a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  To be considered independent, the Board must affirmatively determine that neither the director nor an immediate family member has had any direct or indirect material relationship with the Company within the last three years.

The Board considered relationships, transactions or arrangements with each of the directors, including relationships and transactions discussed previously in “Certain Relationships and Related Transactions, and Director Independence” in this Form 10-K/A and concluded that none of the current non-employee directors has any relationships with the Company that would impair his or her independence.  The Board has determined that each member of the Board, other than Dr. Kibarian and Dr. Michaels, is an independent director under applicable NASDAQ Marketplace Rules and SEC rules.  Dr. Kibarian and Dr. Michaels did not meet the independence standards because they are employees of the Company.

In May 2007, the Board determined that upon the consummation of the Company’s acquisition of Fabbrix, Mr. Lanza would no longer be considered an “independent director” under the NASDAQ Marketplace Rules and other applicable standards, and could therefore no longer serve on the Board’s Audit and Corporate Governance, Compensation, and Nominating Committees.  Please see additional detail regarding the Company’s acquisition of Fabbrix above in “Related Party Transactions.” Following the consummation of the Merger and the expiration of the escrow period in connection with the Merger, the Board concluded in April 2009 that Mr. Lanza may again serve on the Board as an “independent director.” Mr. Lanza was appointed to the Audit and Corporate Governance Committee of the Board effective as of April 24, 2009.

The Board has determined that:

•                  all directors who serve on the Audit and Corporate Governance, Compensation, and Nominating Committees are independent under the NASDAQ Marketplace Rules and SEC rules; and

•                  all members of the Audit and Corporate Governance Committee meet the additional independence requirement and they do not directly or indirectly receive compensation from the Company other than their compensation as directors.

The independent directors meet regularly in executive sessions without the presence of the non-independent directors or members of the Company’s management at least twice per year during regularly scheduled Board meeting days and from time to time as they deem necessary or appropriate.

In addition, in June 2007, the Board approved, on the recommendation of the Nominating Committee, the establishment of the position of Lead Independent Director, a position that would: coordinate certain activities of the Board and its committees; work directly with the Chairman of the Board and the Company’s Chief Executive Officer; assist in establishing the agenda for the meetings of the Board and Board committees; and address other matters as the Nominating Committee sees beneficial to the Company and our stockholders. Mr. Heinrichs was appointed our Lead Independent Director in June 2007.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed or expected to be billed to the Company by Deloitte & Touche LLP for professional services rendered for the fiscal years ended December 31, 2008 and December 31, 2007:

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees
Audit Fees	$702,400	$822,800
Audit-Related Fees	—	136,200
Tax Fees:
Tax Compliance/Preparation	116,600	108,500
Other Tax Fees	86,400	92,300
Total Tax Fees	203,000	200,800
All Other Fees	—	—
Total Fees	$905,400	$1,159,800

Audit Fees.  The aggregate fees billed or expected to be billed by Deloitte & Touche LLP for professional services rendered for the audit of the Company’s annual consolidated financial statements for the fiscal years ended December 31, 2008 and December 31, 2007, and for the reviews of the condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal years 2008 and 2007 totaled approximately $702,400 and $822,800, respectively.

Audit-Related Fees.  The fees billed by Deloitte & Touche LLP for assurance and related services for the fiscal year ended December 31, 2007 totaled $136,200, which included fees for the review of US Securities and Exchange Commission (“SEC”) filings related to the issuance of additional shares in connection with the acquisition of Fabbrix, Inc., and for the consultations related to SEC correspondence.  There were no audit-related fees for the fiscal year ended December 31, 2008.

Tax Fees.  The aggregate fees billed or expected to be billed by Deloitte & Touche LLP for tax compliance/preparation services for the fiscal years ended December 31, 2008 and 2007 totaled $116,600 and $108,500, respectively.  Tax compliance/preparation services consisted of fees billed for assistance in preparation of the Company’s U.S. federal, state and local tax returns.  The tax compliance/preparation services for fiscal year ended December 31, 2008 included a short-year tax return for the period ended May 2007 in connection with the acquisition of Fabbrix, Inc.  The aggregate fees billed by Deloitte & Touche LLP for other tax services for the fiscal years ended December 31, 2008 and 2007 totaled $86,400 and $92,300, respectively.  Other tax services consisted of fees billed for tax advice related to international and domestic tax consulting and planning.  Other tax services for the fiscal year ended December 31, 2007 included fees for due diligence services in connection with the acquisition of Si Automation S.A.

All Other Fees.  There were no fees billed or expected to be billed by Deloitte & Touche LLP for all other services rendered to the Company during the fiscal years ended December 31, 2008 and 2007, other than those disclosed above.

Policy on Audit and Corporate Governance Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit and Corporate Governance Committee’s policy is to pre-approve all audit and permissible non-audit services provided by Deloitte & Touche LLP. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to an initial estimated budget. Deloitte & Touche LLP and management are required to periodically report to the Audit and Corporate Governance Committee regarding the extent of services provided by Deloitte & Touche LLP in accordance with this pre-approval, and the fees performed to date. The Audit and Corporate Governance Committee may also pre-approve particular services on a case-by-case basis.

All services provided by Deloitte & Touche LLP during the fiscal years ended December 31, 2008 and 2007 were pre-approved by the Audit and Corporate Governance Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(3) Exhibits

Exhibits are incorporated herein by reference or are filed with this Annual Report on Form 10-K/A as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
31.01	Certifications of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certifications of Chief Financial Officer and Vice President, Finance Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April.

PDF SOLUTIONS, INC.

By:	/s/ John K. Kibarian
John K. Kibarian
President and Chief Executive Officer

By:	/s/ Keith A. Jones
Keith A. Jones
Chief Financial Officer and Vice President, Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of April 30, 2009.

	Signature	Title

	/s/ JOHN K. KIBARIAN	Director, President and Chief Executive Officer
	John K. Kibarian	(Principal Executive Officer)

	/s/ KEITH A. JONES	Chief Financial Officer and Vice President, Finance
	Keith A. Jones	(Principal Financial and Accounting Officer)

	*	Director, Vice President, Design for Manufacturability
Kimon Michaels

	*	Chairman of the Board of Directors
Lucio L. Lanza

	*	Director, Lead Independent Director
R. Stephen Heinrichs

	*	Director
Thomas M. Caulfield

	*	Director
Albert Y.C. Yu

*By:	/s/ JOHN K. KIBARIAN
John K. Kibarian, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number	Description
31.01	Certifications of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certifications of Chief Financial Officer and Vice President, Finance Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.