Form 10-Q
period 2009-06-30
PDF SOLUTIONS INC
filed 2009-08-10
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

or

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

☐ Large accelerated filer	☒ Accelerated filer

☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2009 was 26,394,159.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2009	December 31, 2008
	(In thousands,
	except par values)
ASSETS
Current assets:
Cash and cash equivalents	$36,365	$31,686
Short-term investments	2,000	9,051
Accounts receivable, net of allowance of $254 in 2009 and 2008	16,911	24,989
Prepaid expenses, deferred tax assets, and other current assets	2,586	5,147
Total current assets	57,862	70,873
Property and equipment, net	2,006	2,675
Non-current investments	718	718
Intangible assets, net	3,839	4,730
Deferred tax assets and other non-current assets	974	631
Total assets	$65,399	$79,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$337	$370
Accounts payable	1,515	1,384
Accrued compensation and related benefits	5,152	6,525
Taxes payable and other accrued liabilities	2,701	3,723
Deferred revenue	1,968	1,792
Billings in excess of recognized revenue	796	748
Total current liabilities	12,469	14,542
Long-term debt	451	512
Long-term taxes payable	3,463	3,356
Long-term other liabilities	1,562	1,447
Total liabilities	17,945	19,857
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 29,883 in 2009 and 29,339 in 2008; shares outstanding 26,394 in 2009 and 25,923 in 2008	4	4
Additional paid-in-capital	192,010	189,132
Treasury stock at cost, 3,489 shares in 2009 and 3,416 shares in 2008	(18,535)	(18,402)
Accumulated deficit	(126,579)	(112,620)
Accumulated other comprehensive income	554	1,656
Total stockholders’ equity	47,454	59,770
Total liabilities and stockholders’ equity	$65,399	$79,627

See notes to unaudited condensed consolidated financial statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Revenues:
Design-to-silicon-yield solutions	$7,292	$15,452	$15,086	$30,476
Gainshare performance incentives	2,291	5,662	4,687	10,985
Total revenues	9,583	21,114	19,773	41,461

Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	4,863	7,267	11,153	15,033
Amortization of acquired technology	360	631	719	1,262
Total cost of design-to-silicon-yield solutions	5,223	7,898	11,872	16,295
Gross margin	4,360	13,216	7,901	25,166

Operating expenses:
Research and development	5,069	9,134	10,858	18,210
Selling, general and administrative	4,108	5,646	8,521	11,945
Amortization of other acquired intangible assets	87	195	174	389
Restructuring charges	1,202	1,471	1,835	1,471
Total operating expenses	10,466	16,446	21,388	32,015

Loss from operations	(6,106)	(3,230)	(13,487)	(6,849)
Interest and other income (expense), net	(210)	251	114	740
Loss before taxes	(6,316)	(2,979)	(13,373)	(6,109)
Income tax provision (benefit)	322	(1,039)	586	(1,656)
Net loss	$(6,638)	$(1,940)	$(13,959)	$(4,453)

Net loss per share – basic and diluted	$(0.25)	$(0.07)	$(0.53)	$(0.16)
Weighted average common shares – basic and diluted	26,328	27,608	26,210	27,724

See notes to unaudited condensed consolidated financial statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Operating activities:
Net loss	$(13,959)	$(4,453)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	786	1,017
Stock-based compensation expense	2,461	3,737
Amortization of acquired intangible assets	893	1,651
Tax shortfall related to stock-based compensation expense	—	(33)
Deferred taxes	32	(2,873)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	8,076	3,103
Prepaid expenses and other assets	2,170	(360)
Accounts payable	213	(1,233)
Accrued compensation and related benefits	(1,381)	508
Taxes payable and other accrued liabilities	(799)	282
Deferred revenues	176	367
Billings in excess of recognized revenue	49	(443)
Net cash provided by (used in) operating activities	(1,283)	1,270
Investing activities:
Purchases of available-for-sale securities	—	(16,805)
Maturities and sales of available-for-sale securities	7,053	12,810
Purchases of property and equipment	(266)	(604)
Net cash provided by (used in) investing activities	6,787	(4,599)
Financing activities:
Proceeds from exercise of stock options	—	63
Proceeds from Employee Stock Purchase Plan	417	—
Purchases of treasury stock	(133)	(2,611)
Principal payments on long-term debt	(80)	(113)
Net cash provided by (used in) financing activities	204	(2,661)
Effect of exchange rate changes on cash	(1,029)	1,162
Net increase (decrease) in cash and cash equivalents	4,679	(4,828)
Cash and cash equivalents, beginning of period	31,686	35,315
Cash and cash equivalents, end of period	$36,365	$30,487
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Taxes	$679	$1,334
Interest	$11	$21

See notes to unaudited condensed consolidated financial statements

PDF SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by PDF Solutions, Inc. (“the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments), to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

We have evaluated subsequent events, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, through the filing date of this document.

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

Revenue from related support and maintenance services is recognized ratably over the term of the support and maintenance contract, generally one year, while revenue from consulting, installation and training services is recognized as the services are performed. When bundled with software licenses in multiple element arrangements, support and maintenance, consulting (other than for its fixed-price solution implementations), installation, and training revenue is allocated to each element of a transaction based upon its fair value as determined by the Company’s VSOE. VSOE for maintenance is generally established based upon negotiated renewal rates while VSOE for consulting, installation, and training services is established based upon the Company’s customary pricing for such services when sold separately. When VSOE does not exist to allocate a portion of the total fee to the undelivered elements, revenue is recognized ratably over the longest period of the undelivered elements.

Software Licenses — The Company also licenses its software products separately from its integrated solution implementations. For software license arrangements that do not require significant modification or customization of the underlying software, software license revenue is recognized under the residual method when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, (4) collectibility is probable, and (5) the arrangement does not require services that are essential to the functionality of the software. When arrangements include multiple elements such as support and maintenance, consulting (other than for its fixed price solution implementations), installation, and training, revenue is allocated to each element of a transaction based upon its fair value as determined by the Company’s VSOE and such services are recorded as services revenue. VSOE for maintenance is generally established based upon negotiated renewal rates while VSOE for consulting, installation, and training services is established based upon the Company’s customary pricing for such services when sold separately. When VSOE does not exist to allocate a portion of the total fee to the undelivered elements, revenue is recognized ratably over the longest period of the undelivered elements, and such revenue is recorded as services. Revenue for software licenses with extended payment terms is not recognized in excess of amounts due. For software license arrangements that require significant modification or customization of the underlying software, the software license revenue is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting, and such revenue is recorded as services.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

Effective April 1, 2009, the Company adopted the provisions of the Financial Accounting Standard Board’s (“FASB’s”) SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of SFAS 165 did not have a material impact on the Company’s financial results and position.

Effective April 1, 2009, the Company adopted the provisions of the FASB’s Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption of FSP 157-4 did not have a material impact on the Company’s financial results and position.

Effective April 1, 2009, the Company adopted the provisions of FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”).  FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The adoption of  FSP 115-2 and 124-2 did not have a material impact on the Company’s financial results and position.

Effective April 1, 2009, the Company adopted the provisions of FSP FAS 107, Disclosures about Fair Value of Financial Instruments (“FSP 107”). FSP 107 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends the Accounting Principals Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The adoption of FSP 107 had no impact on the Company’s financial results and position.

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

3. INVESTMENTS

The following tables summarize the Company’s investments (in thousands):

		June 30, 2009
	Amortized Costs	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
Agency obligations	$1,996	$4	$—	$2,000
Auction-rate securities	1,000	—	(282)	718
	$2,996	$4	$(282)	$2,718
Included in short term investments				$2,000
Included in non-current investments				718
Total				$2,718

		December 31, 2008
	Amortized Costs	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
Commercial paper	$2,043	$4	$—	$2,047
Agency obligations	6,544	68		6,612
Auction-rate securities	1,000	—	(282)	718
Corporate Securities	400	—	(8)	392
	$9,987	$72	$(290)	$9,769
Included in short-term investments				$9,051
Included in non-current investments				718
Total				$9,769

As of June 30, 2009 and December 31, 2008, all securities, other than auction-rate securities held by the Company, had a maturity of one year or less. Please refer to Note 12 “Fair Value” for further discussion of auction-rate securities.

4. ACCOUNTS RECEIVABLE

Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $8.0 million and $10.5 million as of June 30, 2009 and December 31, 2008, respectively.

5. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

SFAS No. 142, Goodwill and other Intangible Assets, requires goodwill to be tested for impairment on an annual basis (or more frequently if indicators of impairment exist) and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company completed its annual impairment test in the fourth quarter of 2008 and the Company observed impairment indicators during the fourth quarter of 2008 including the trading of common stock below the Company’s book value and a further deterioration in the semiconductor industry, brought on by the deteriorating global economic environment. The Company also evaluated its acquired intangible assets for impairment. As a result of the impairment analyses, the Company recorded an impairment charge of $64.0 million related to goodwill and $6.3 million relating to its acquired intangible assets during the fourth quarter of 2008.  During the six months ended June 30, 2009, there were no indicators of impairment related to the Company’s intangible assets.

The following table provides information relating to the intangible assets and goodwill as of June 30, 2009 and December 31, 2008 (in thousands):

Acquired Identifiable Intangibles	Amortization Period (Years)	December 31, 2008 Net Carrying Amount	Amortization	Foreign Currency Translation	June 30, 2009 Net Carrying Amount
Acquired technology	4 - 5	$3,608	$(719)	$—	$2,889
Brand name	4	129	(36)	—	93
Customer relationships and backlog	1 - 6	489	(66)	—	423
Patent and applications	7	400	(37)	—	363
Other acquired intangibles	4	104	(35)	2	71
Total		$4,730	$(893)	$2	$3,839

	Amortization Period (Years)	December 31, 2007 Net Carrying Amount	Acquisitions	Purchase Price Adjustments	Amortization	Foreign Currency Translation	Impairment	December 31, 2008 Net Carrying Amount
Goodwill	N/A	$65,170	$147	$(216)	$—	$(1,102)	$(63,999)	$—
Acquired identifiable intangibles:
Acquired technology	4-5	$9,184	$420	$—	$(2,576)	$—	$(3,420)	$3,608
Brand name	4	361	—	—	(128)	—	(104)	129
Customer relationships and backlog	1-6	1,812	1,230	—	(509)	—	(2,044)	489
Patents and applications	7	1,283	—	—	(200)	—	(683)	400
Other acquired intangibles	4	178	—	—	(72)	(2)	—	104
Total		$12,818	$1,650	$—	$(3,485)	$(2)	$(6,251)	$4,730

The Company expects the annual amortization of acquired intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2009 (remaining six-month period)	$891
2010	1,578
2011	830
2012	435
2013	74
2014 and thereafter	31
Total	$3,839

6. STOCKHOLDERS’ EQUITY

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. Stock-based compensation expenses before taxes related to the Company’s employee stock purchase plan and stock-option plans were allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of design-to-silicon yield-solutions	$444	$400	$833	$930
Research and development	404	711	752	1,306
Selling, general and administrative	477	643	876	1,501
Stock-based compensation expenses	$1,325	$1,754	$2,461	$3,737

The Company estimated the fair value of share-based payments using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions and weighted average fair values:

Stock Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected life (in years)	5.16	5.77	5.16	5.77
Volatility	61.7%	59.2%	61.3%	58.7%
Risk-free interest rate	3.16%	3.23%	2.03%	3.07%
Expected dividend	—	—	—	—
Weighted average fair value per share of options granted during the period	—	$3.07	$0.57	$3.45

There were no stock option grants during the three months ended June 30, 2009.

Employee Stock Purchase Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected life (in years)	1.25	1.33	1.25	1.33
Volatility	80.1%	54.9%	79.9%	54.9%
Risk-free interest rate	1.22%	3.10%	1.25%	3.10%
Expected dividend	—	—	—	—
Weighted average fair value per share of employee stock issued during the period	$0. 73	$3.60	$0. 77	$3.60

On June 30, 2009, the Company has in effect the following stock-based compensation plans:

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

Stock option activity under the Company’s plan during the six months ended June 30, 2009 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2009	4,412	$8.93
Granted	30	1.16
Exercised	—	—
Canceled	(104)	8.39
Expired	(89)	9.84
Outstanding, June 30, 2009	4,249	8.87	6.70	$87
Vested and expected to vest	4,014	8.95	6.59	$77
Exercisable at June 30, 2009	2,743	9.49	5.71	$46

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $2.55 as of June 30, 2009, which would have been received by the option holders had all “in-the-money” option holders exercised their options as of that date. No stock options were exercised during the six months ended June 30, 2009.

As of June 30, 2009, there was $5.4 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares vested during the three months ended June 30, 2009 was $1.6 million.

Nonvested shares (restricted stock units) activity during the six months ended June 30, 2009 were as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2009	852	$8.64
Granted	—	—
Vested	(215)	1.17
Forfeited	(49)	8.59
Nonvested, June 30, 2009	588	9.88

As of June 30, 2009, there was $3.4 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 3.1 years. The total compensation expense related to shares vested during the six months ended June 30, 2009 was $927,000.

Employee Stock Purchase Plan — In July 2001, the Company adopted an Employee Stock Purchase Plan (“Purchase Plan”), under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month offering period. Under the Purchase Plan, on January 1 of each year, starting with 2002, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. For the six months ended June 30, 2009, the Purchase Plan compensation expense was $110,000.

Stock Repurchase Program — On March 26, 2003, the Company’s Board of Directors approved a share repurchase program to purchase up to $10.0 million of its outstanding common stock. The program was completed in August 2007 with 988,000 shares repurchased at the average price of $10.12 per share. On October 29, 2007, the Board of Directors approved a new program to repurchase up to an additional $10.0 million of the Company’s common stock on the open market. The right to repurchase stock under this program will expire on October 29, 2010. As of June 30, 2009, 2.5 million shares have been repurchased at the average price of $3.41 per share under this program and $1.5 million remained available for future repurchases.

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

For the plan announced on October 28, 2008, the Company recorded restructuring charges of $3.8 million, primarily consisting of employee severance costs of $2.7 million and facility exit costs of $985,000. Of the $3.8 million, $1.8 million was recorded during the six months ended June 30, 2009, which primarily consisted of employee severance costs. The following table summarizes the activities of these restructuring liabilities (in thousands):

Restructuring Announced on October 28, 2008	Severance	Facility Exit	Professional and Other Fees	Total
Balance, January 1, 2009	$860	$1,108	$31	$1,999
Restructuring charges	1,755	—	80	1,835
Payments	(1,650)	(224)	(85)	(1,959)
Balance, June 30, 2009	$965	$884	$26	$1,875

As of June 30, 2009, of the remaining accrual of $1.9 million, $1.4 million was included in accrued liabilities and $501,000 was included in long-term other liabilities. Accrued severance of $965,000 and accrued professional and other fees of $26,000 are expected to be paid out in the three months ending September 30, 2009. Accrued facility exit costs will be paid in accordance with the lease payment schedule through 2013.

8. INCOME TAXES

The Company accounts for temporary differences between the book and tax basis of assets and liabilities by recording deferred tax assets and liabilities in accordance with SFAS No. 109, Accounting for Income Taxes, and Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN No. 48”). The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s net deferred tax assets and valuation allowance, in a period are recorded through the income tax provision in the condensed consolidated statements of operations.

In accordance with FIN No. 48, the Company classifies its liabilities related to unrecognized tax benefits as long-term. The Company includes interest and penalties related to unrecognized tax benefits within the Company’s income tax provision (benefit). As of June 30, 2009 and December 31, 2008, the Company had $684,000 and $562,000, respectively, accrued for payment of interest and penalties related to unrecognized tax benefits.

The Company’s total amount of unrecognized tax benefits as of June 30, 2009 was $8.5 million, of which $2.9 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits as of December 31, 2008 was $8.2 million, of which $2.8 million, if recognized, would affect the Company’s effective tax rate. As of June 30, 2009, the Company has recognized a net amount of $3.5 million as long-term taxes payable for unrecognized tax benefits in its consolidated balance sheets. The Company does not expect the change in unrecognized tax benefits over the next twelve months to materially impact its results of operations and financial position.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(6,638)	$(1,940)	$(13,959)	$(4,453)
Denominator for basic calculation:
Weighted average common shares outstanding- basic	26,328	27,608	26,210	27,724
Dilutive items
Stock options outstanding	—	—	—	—
Denominator for diluted computation	26,328	27,608	26,210	27,724
Net loss per share — basic and diluted	$(0.25)	$(0.07)	$(0.53)	$(0.16)

10. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(6,638)	$(1,940)	$(13,959)	$(4,453)
Unrealized loss on investments, net of income tax effects	(24)	(43)	(61)	(85)
Foreign currency translation adjustments, net of income tax effects	226	106	(1,041)	2,064
Comprehensive loss	$(6,436)	$(1,877)	$(15,061)	$(2,474)

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Customer	2009		2008	2009		2008
A	22%		14%	26%		15%
B	12%		* %	10%		*	%
C	*	%	17%	*	%	17%
D	*	%	11%	*	%	*	%

*  represents less than 10%

The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	June 30, 2009	December 31, 2008
A	19%	17%
C	12%	13%
E	12%	11%
F	11%	* %
G	11%	* %
D	* %	12%

*  represents less than 10%

Revenues from customers by geographic area are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Asia	$5,586	$12,135	$11,044	$22,534
United States	2,978	5,156	7,044	10,764
Europe	1,019	3,823	1,685	8,163
Total	$9,583	$21,114	$19,773	$41,461

As of June 30, 2009 and December 31, 2008, long-lived assets related to PDF Solutions S.A.S. (formerly Si Automation S.A.), located in France, totaled $218,000 and $336,000, respectively. The majority of the Company’s remaining long-lived assets are in the United States.

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of June 30, 2009 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$30,996	$30,996	$—	$—
Agency obligations	2,000	—	2,000	—
Auction-rate securities	718	—	—	718
Total	$33,714	$30,996	$2,000	$718

The Company holds investments in auction-rate securities (“ARS”), which are variable rate debt instruments whose interest rates are reset through a “dutch” auction process at regular intervals, typically every 28 days. All ARS are backed by pools of student loans guaranteed by governmental agencies and private entities, and were rated AAA/Aaa at the date of acquisition. The liquidity and fair value of these securities has been reduced by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies, as evidenced by the rating downgrade of MBIA (bond insurer on one of the Company’s ARS) from Aaa to A2, by Moody’s Investor Services on June 19, 2008. All ARS have failed to sell at auction since February 2008, and as a result, their interest rates were reset to the maximum LIBOR + 150 basis points. The only activity associated with these instruments since February 2008 was the repurchase of $500,000 of ARS at par by issuers. As a result of these auction failures, there was limited active market with observable prices for these securities as of June 30, 2009; therefore, the Company computed the fair value of these securities based on a discounted cash flow model, using significant level 3 inputs, to take into account the lack of liquidity. The Company does not believe that the student loans backing these securities, the principal of these assets, is at risk. Furthermore, the Company intends to hold these securities until the credit markets recover and these securities resume pricing at or near par and it is not more likely than not that the Company will be required to sell the securities before recovery of the principal. As a result, the Company recorded a temporary impairment to other comprehensive income and classified these securities as non-current investments. The valuation may be revised in future periods as market conditions evolve.

There was no change in the beginning and ending balance of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative effect of terms like these or other similar expressions. Any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, which may be provided by us are also forward-looking statements. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Part II, Item 1A and set forth at the end of Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009.

Overview

We analyze our customers’ integrated circuit (“IC”) design and manufacturing processes to identify, quantify, and correct the issues that cause yield loss to improve our customers’ profitability by improving time-to-market, increasing yield and reducing total design and manufacturing costs. We package our solutions in various ways to meet our customers’ specific business and budgetary needs, each of which provides us various revenue streams. We receive a mix of fixed fees and variable, performance-based fees for the vast majority of our Integrated Yield Ramp offerings. The fixed fees are typically reflective of the length of time and the resources needed to characterize a customer’s manufacturing process and receive preliminary results of proposed yield improvement suggestions. The variable fee, or what we call gainshare performance incentives, usually depends on our achieving certain yield targets by a deadline.  Variable fees are currently typically tied to wafer volume on the node size of the manufacturing facility where we performed the yield improvement. We receive license fees and service fees for related installation, integration, training, and maintenance and support services for our software that we license on a stand-alone basis.

History

From our incorporation in 1992 through late 1995, we were primarily focused on research and development of our proprietary manufacturing process simulation and yield and performance modeling software. From late 1995 through late 1998, we continued to refine and sell our software, while expanding our offering to include yield and performance improvement consulting services. In late 1998, we began to sell our software and consulting services, together with our newly developed proprietary technologies, under the term Design-to-Silicon-Yield solutions, reflecting our current business model. In April 2000, we expanded our research and development team and gained additional technology by acquiring AISS. AISS now operates as PDF Solutions, GmbH, a German company, which continues to develop software and provide development services to the semiconductor industry. In July 2001, we completed the initial public offering of our common stock. In 2003, we enhanced our product and service offerings, including increased software applications, through the acquisitions of IDS and WaferYield. In 2006, we further complemented our technology offering by acquiring Si Automation S.A. and adding its Fraud Detection and Classification (“FDC”) software capabilities to our integrated solution. In 2007, we increased our intellectual property solutions portfolio, particularly in logic design technology, through the acquisition of Fabbrix, Inc. In 2008, we solidified our market leading position in the FDC software market, particularly in Korea, and now provide complementary technology to our mæstria product through the acquisition of certain assets of Triant Holdings, Inc.

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

Financial highlights for the three months ended June 30, 2009 were as follows:

•             Total revenue for the three months ended June 30, 2009 was $9.6 million, a decrease of $11.5 million, or 55% compared to the three months ended June 30, 2008. Design-to-Silicon-Yield solutions revenue for the three months ended June 30, 2009 was $7.3 million, a decrease of $8.2 million, or 53%, compared to $15.5 million for the three months ended June 30, 2008. The decrease in Design-to-Silicon-Yield solutions revenue was primarily the result of lower bookings. The dramatic downturn in the semiconductor industry combined with weakness in worldwide economies have been the primary contributors to this reduction. Gainshare performance incentives revenue for the three months ended June 30, 2009 was $2.3 million, a decrease of $3.4 million, or 60%, compared to $5.7 million for the three months ended June 30, 2008. The decrease in revenue from Gainshare performance incentives was primarily the result of reduced volumes in customer manufacturing facilities.

•             Net loss for the three months ended June 30, 2009 was $6.6 million, compared to $1.9 million for the three months ended June 30, 2008. The increase in net loss was primarily attributable to a significant decrease in revenue, partially offset by decreases in operating expenses as the result of our cost control efforts.

•             Net loss per basic and diluted share was $0.25 for the three months ended June 30, 2009 compared to $0.07 for the three months ended June 30, 2008, an increase in net loss of $0.18 per basic and diluted share.

Financial highlights for the six months ended June 30, 2009 were as follows:

•             Total revenue for the six months ended June 30, 2009 was $19.8 million, a decrease of $21.7 million, or 52% compared to the six months ended June 30, 2008. Revenue from Design-to-Silicon-Yield solutions for the six months ended June 30, 2009 decreased $15.4 million to $15.1 million compared to $30.5 million for the six months ended June 30, 2008.  The decrease in Design-to-Silicon-Yield solutions revenue was primarily the result of lower bookings, as customers have delayed purchases for capacity expansion and investment in leading-edge technology. The dramatic downturn in the semiconductor industry combined with weakness in worldwide economies has been the primary contributors to this reduction. Revenue from gainshare performance incentives for the six months ended June 30, 2009 decreased $6.3 million to $4.7 million from the six months ended June 30, 2008.  The decrease in revenue from Gainshare performance incentives was primarily the result of reduced volumes in customer manufacturing facilities.

•             Net loss for the six months ended June 30, 2009 was $14.0 million, an increase of $9.5 million compared to a $4.5 million loss for the six months ended June 30, 2008. The increase in net loss was primarily attributable to a significant decrease in revenue, partially offset by decreases in operating expenses as the result of our cost control efforts.

•            Net loss per basic and diluted share was $0.53 for the six months ended June 30, 2009 compared to $0.16 for the six months ended June 30, 2008, an increase in net loss of $0.37 per basic and diluted share.

•             Cash, cash equivalents and investments decreased $2.4 million to $39.1 million during the six months ended June 30, 2009, primarily due to payments of $2.0 million for accrued restructuring charges.

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

General

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The most significant estimates and assumptions relate to revenue recognition, software development costs, recoverability of goodwill and acquired intangible assets, estimated useful lives of acquired intangibles, the realization of deferred tax assets, and stock based compensation. Actual amounts may differ from such estimates under different assumptions or conditions.

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

Revenue from related support and maintenance services is recognized ratably over the term of the support and maintenance contract, generally one year, while revenue from consulting, installation and training services is recognized as services are performed. When bundled with software licenses in multiple element arrangements, support and maintenance, consulting (other than for our fixed price solution implementations), installation, and training revenue is allocated to each element of a transaction based upon its fair value as determined by our VSOE. VSOE for maintenance is generally established based upon negotiated renewal rates while VSOE for consulting, installation, and training is established based upon our customary pricing for such services when sold separately. When VSOE does not exist to allocate a portion of the total fee to the undelivered elements, revenue is recognized ratably over the longest service period of the undelivered elements

Software Licenses — We also license our software products separate from our integrated solution implementations. For software license arrangements that do not require significant modification or customization of the underlying software, software license revenue is recognized under the residual method when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, (4) collectibility is probable, and (5) the arrangement does not require services that are essential to the functionality of the software. When arrangements include multiple elements such as support and maintenance, consulting (other than for our fixed price solution implementations), installation, and training, revenue is allocated to each element of a transaction based upon its fair value as determined by our VSOE and such services are recorded as services. VSOE for maintenance is generally established based upon negotiated renewal rates while VSOE for consulting, installation and training services is established based upon our customary pricing for such services when sold separately. When VSOE does not exist to allocate a portion of the total fee to the undelivered elements, revenue is recognized ratably over the longest period of the undelivered elements. Revenue for software licenses with extended payment terms is not recognized in excess of amounts due. For software license arrangements that require significant modification or customization of the underlying software, the software license revenue is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting, and such revenue is recorded as services.

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

Goodwill and Acquired Intangible Assets

As of June 30, 2009 and December 31, 2008, the recorded value of our intangible assets was $3.9 million and $4.7 million, respectively, and the recorded value of goodwill was zero. In assessing the valuation and recoverability of our goodwill and intangible assets, we must make assumptions regarding estimated future cash flows to be derived from the acquired assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets, which would have a material adverse effect on our operating results. We evaluate goodwill for impairment pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. We have selected December 31 as the date upon which to perform our annual testing for goodwill impairment. During the fourth quarter of fiscal 2008, we observed impairment indicators, relating to our long-lived assets, including the trading of our common stock below our book value and a further deterioration in the semiconductor industry brought on by the deteriorating global economic environment which triggered the necessity of an impairment test for our intangible and long lived assets as of December 31, 2008.  In accordance with SFAS No. 144, we assessed the recoverability of our intangible and long-lived assets by comparing the carrying value of those intangible and long lived assets to the undiscounted cash flows of each asset group.

The analysis indicated that the carrying value of certain assets exceeded the undiscounted cash flows. As such, we determined that certain acquired intangible assets were impaired. We measured the amount of impairment by calculating the amount by which the carrying value of the intangible assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this impairment analysis, we recorded an impairment charge of $6.3 million during the fourth quarter of 2008.  During the six months ended June 30, 2009, there were no indicators of impairment related to the Company’s intangible assets.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton (“BSM”), option-pricing model and is recognized as expense ratably over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Design-to-silicon-yield solutions	76%	73%	76%	74%
Gainshare performance incentives	24	27	24	26
Total revenues	100%	100%	100%	100%
Cost of design-to-silicon-yield solutions:
Direct cost of design-to-silicon-yield solutions	51	34	56	36
Amortization of acquired technology	4	3	4	3
Total cost of design-to-silicon-yield solutions	55	37	60	39
Gross margin	45	63	40	61
Operating expenses:
Research and development	53	43	55	44
Selling, general and administrative	43	27	43	29
Amortization of other acquired intangible assets	1	1	1	1
Restructuring charges	12	7	9	4
Total operating expenses	109	78	108	78
Loss from operations	(64)	(15)	(68)	(17)
Interest and other income (expense), net	(2)	1	—	2
Loss before taxes	(66)	(14)	(68)	(15)
Income tax provision (benefit)	3	(5)	3	(4)
Net loss	(69)%	(9)%	(71)%	(11)%

Comparison of the Three Months Ended June 30, 2009 and 2008

					Three Months Ended June 30,
Revenue	Three Months Ended June 30,		$	%	2009 % of	2008 % of
(In thousands, except for %’s)	2009	2008	Change	Change	Revenue	Revenue

Design-to-silicon-yield solutions	$7,292	$15,452	$(8,160)	(53)%	76%	73%
Gainshare performance incentives	2,291	5,662	(3,371)	(60)%	24%	27%
Total	$9,583	$21,114	$(11,531)	(55)%	100%	100%

Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements and solution product sales.  Design-to-Silicon-Yield solutions revenue decreased $8.2 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to a decrease of $6.1 million in fixed fee integrated solutions and a decrease of $1.9 million in software and software related services.  The decreases were primarily the result of lower bookings, as customers have delayed purchases for capacity expansion and investment in leading edge technology. The dramatic downturn in the semiconductor industry combined with weakness in worldwide economies have been the primary contributors to this shortfall. Our Design-to-Silicon-Yield Solutions revenue may fluctuate in the future and is dependent on a number of factors including our ability to obtain new customers at emerging technology nodes.

Gainshare Performance Incentives. Gainshare performance incentives revenue represents profit sharing and performance incentives earned based upon our customers reaching certain defined operational levels. Revenue derived from gainshare performance incentives decreased $3.4 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to decreases in wafer volumes at our customer sites. The revenue from gainshare performance incentives was generated from six customers and seven engagements for the three months ended June 30, 2009 and six customers and nine engagements for the three months ended June 30, 2008. Our gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers, and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing provisions for gainshare performance incentives.

					Three Months Ended June 30,
Cost of Design-to-Silicon Yield Solutions	Three Months Ended June 30,		$	%	2009 % of	2008 % of
(In thousands, except for %’s)	2009	2008	Change	Change	Revenue	Revenue

Direct costs of design-to-silicon-yield solutions	$4,863	$7,267	$(2,404)	(33)%	51%	34%
Amortization of acquired technology	360	631	(271)	(43)%	4%	3%
Total	$5,223	$7,898	$(2,675)	(34)%	55%	37%

Costs of Design-to-Silicon-Yield Solutions. Costs of Design-to-Silicon-Yield solutions consist of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization of acquired technology.

Direct costs of Design-to-Silicon-Yield Solutions.  Direct costs of Design-to-Silicon-Yield solutions consist of services costs and software licenses costs. Services costs consist of material, labor, overhead costs, and stock-based compensation charges associated with solution implementations. Costs include purchased materials, employee compensation and related benefits, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products and expenses incurred to produce and distribute our product documentation. Direct costs of Design-to-Silicon-Yield solutions decreased $2.4 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to a decrease of $750,000 in personnel expenses in the U.S.,  a decrease of $337,000 in the use of outside consultants, a decrease of $312,000 in the deployment of our pdFasTest products, and a decrease of $291,000 in travel expenses, as a result of our cost control efforts.  If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contract was executed. Any such reductions in contract margin could have a material negative impact on our operating results.

Amortization of Acquired Technology. Amortization of acquired technology consists of amortization of intangible assets acquired as a result of certain business combinations. Amortization of acquired technology expense decreased $271,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to decreased amortization as a result of the impairment of acquired technology recorded in the fourth quarter of 2008. We anticipate amortization of acquired technology to be $719,000 for the remaining six months in 2009, $1.3 million in 2010, $626,000 in 2011, and $261,000 in 2012.

					Three Months Ended June 30,
Research and Development	Three Months Ended June 30,		$	%	2009 % of	2008 % of
(In thousands, except for %’s)	2009	2008	Change	Change	Revenue	Revenue

Research and development	$5,069	$9,134	$(4,065)	(45)%	53%	43%

Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations, and stock-based compensation charges. Research and development expenses decreased $4.1 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to a decrease of $2.4 million in personnel expenses in the U.S. and France resulting from a shift in research and development resources to lower cost areas and our cost control efforts, and a decrease of $221,000 in the use of outside consultants as a result of our cost control efforts. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects.

					Three Months Ended June 30,
Selling, General and Administrative	Three Months Ended June 30,		$	%	2009 % of	2008 % of
(In thousands, except for %’s)	2009	2008	Change	Change	Revenue	Revenue

Selling, general and administrative	$4,108	$5,646	$(1,538)	(27)%	43%	27%

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses decreased $1.5 million for the three months ended June 30, 2009 compared to the three months ended June

30, 2008, primarily due to a decrease of $1.1 million in personnel expenses and a decrease of $331,000 in the use of outside consultants, both the results of our cost control efforts. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

					Three Months Ended June 30,
Amortization of Other Acquired Intangible Assets	Three Months Ended June 30,		$	%	2009 % of	2008 % of
(In thousands, except for %’s)	2009	2008	Change	Change	Revenue	Revenue

Amortization of other acquired intangible assets	$87	$195	$(108)	(55)%	1%	1%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets for the three months ended June 30, 2009 decreased $108,000 compared to the three months ended June 30, 2008, primarily due to decreased amortization as a result of the impairment of other acquired intangible assets recorded in the fourth quarter of fiscal 2008. We anticipate amortization of other acquired intangible assets to be $172,000 in the remaining six months in 2009, $293,000 in 2010, $204,000 in 2011, $174,000 in 2012, and $105,000 in 2013 and thereafter.

					Three Months Ended June 30,
Restructuring Charges	Three Months Ended June 30,		$	%	2009 % of	2008 % of
(In thousands, except for %’s)	2009	2008	Change	Change	Revenue	Revenue

Restructuring charges	$1,202	$1,471	$(269)	(18)%	12%	7%

Restructuring Charges.  Restructuring charges for the three months ended June 30, 2009 decreased $269,000 compared to the three months ended June 30, 2008.  Restructuring charges for the three months ended June 30, 2009 and 2008 consisted primarily of employee severance costs and were the result of our cost control efforts in light of current market conditions.

					Three Months Ended June 30,
Interest and Other Income (Expense), net	Three Months Ended June 30,		$	%	2009 % of	2008 % of
(In thousands, except for %’s)	2009	2008	Change	Change	Revenue	Revenue

Interest and other income (expense), net	$(210)	$251	$(461)	(184)%	(2)%	1%

Interest and Other Income (Expense), net. Interest and other income (expense), net decreased $461,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to a decrease of $266,000 in interest income from lower average cash and cash equivalent and investments balances coupled with lower interest rates, and an increase of $239,000 in foreign currency losses associated with intercompany payments to fund our foreign operations. We anticipate interest and other income will fluctuate in future periods as a result of our projected use of cash.

					Three Months Ended June 30,
Income Tax Provision (Benefit)	Three Months Ended June 30,		$	%	2009 % of	2008 % of
(In thousands, except for %’s)	2009	2008	Change	Change	Revenue	Revenue

Income tax provision (benefit)	$322	$(1,039)	$1,361	(131)%	3%	(5)%

Income Tax Provision (Benefit). Income tax provision increased $1.4 million for the three months ended June 30, 2009 to $322,000 as compared to $1.0 million of income tax benefit for the three months ended June 30, 2008. The income tax provision for the three months ended June 30, 2009 primarily consisted of foreign withholding taxes and statutory taxes associated with our foreign subsidiaries.  The income tax benefit for the three months ended June 30, 2008 consisted of a tax benefit for the net loss during the period and its related tax carry forward effects.

Comparison of the Six Months Ended June 30, 2009 and 2008

					Six Months Ended June 30,
Revenue	Six Months Ended June 30,		$	%	2009 % of	2008 % of
(In thousands, except for %’s)	2009	2008	Change	Change	Revenue	Revenue

Design-to-silicon-yield solutions	$15,086	$30,476	$(15,390)	(50)%	76%	74%
Gainshare performance incentives	4,687	10,985	(6,298)	(57)%	24%	26%
Total	$19,773	$41,461	$(21,688)	(52)%	100%	100%

Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue decreased $15.4 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to a decrease of $10.3 million in fixed fee integrated solutions and a decrease of $4.9 million in software and software related services. The decreases were primarily the result of lower bookings, as customers have delayed purchases for capacity expansion and investment in leading edge technology. The dramatic downturn in the semiconductor industry combined with weakness in worldwide economies have been the primary contributors to this shortfall.

Gainshare Performance Incentives. Revenue derived from gainshare performance incentives decreased $6.3 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to decreases in wafer volumes at our customer sites. Revenue derived from gainshare performance incentives was generated from six customers and ten engagements for the six months ended June 30, 2009, and seven customers and eleven engagements for the six months ended June 30, 2008.

					Six Months Ended June 30,
					2009	2008
Cost of Design-to-Silicon-Yield Solutions	Six Months Ended June 30,		$	%	% of	% of
(In thousands, except for %’s)	2009	2008	Change	Change	Revenue	Revenue

Direct costs of design-to-silicon-yield solutions	$11,153	$15,033	$(3,880)	(26)%	56%	36%
Amortization of acquired technology	719	1,262	(543)	(43)%	4%	3%
Total	$11,872	$16,295	$(4,423)	(27)%	60%	39%

Costs of Design-to-Silicon-Yield Solutions.

Direct Costs of Design-to-Silicon-Yield Solutions. Direct costs of Design-to-Silicon-Yield solutions decreased $3.9 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to a decrease of $1.1 million in personnel expenses, a decrease of $955,000 in travel expenses, and a decrease of $529,000 in the use of outside consultants, as a result of our cost control efforts.

Amortization of Acquired Technology. Amortization of acquired technology decreased $543,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease in amortization of acquired technology was primarily due to decreased amortization as a result of the impairment of acquired technology recorded in the fourth quarter of 2008.

					Six Months Ended June 30,
					2009	2008
Research and Development	Six Months Ended June 30,		$	%	% of	% of
(In thousands, except for %’s)	2009	2008	Change	Change	Revenue	Revenue

Research and development	$10,858	$18,210	$(7,352)	(40)%	55%	44%

Research and Development. Research and development expenses decreased $7.4 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to a decrease of $4.5 million in personnel expenses resulting from a shift in research and development resources to lower cost areas and out cost control efforts, a decrease of $456,000 in travel expenses, and a decrease of $371,000 in the use of outside services, both the results of our cost control efforts.

					Six Months Ended June 30,
					2009	2008
Selling, General and Administrative	Six Months Ended June 30,		$	%	% of	% of
(In thousands, except for %’s)	2009	2008	Change	Change	Revenue	Revenue

Selling, general and administrative	$8,521	$11,945	$(3,424)	(29)%	43%	29%

Selling, General and Administrative. Selling, general and administrative expenses decreased $3.4 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to a decrease of $1.2 million in personnel expenses, a decrease of $403,000 in legal fees, and a decrease of $212,000 in the use of outside services, as a result of our cost control efforts.

					Six Months Ended June 30,
					2009	2008
Amortization of Other Acquired Intangible Assets	Six Months Ended June 30,		$	%	% of	% of
(In thousands, except for %’s)	2009	2008	Change	Change	Revenue	Revenue

Amortization of other acquired intangible assets	$174	$389	$(215)	(55)%	1%	1%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets for the six months ended June 30, 2009 decreased $215,000 compared to the six months ended June 30, 2008, primarily due to decreased amortization as a result of the impairment of other acquired intangible assets recorded in the fourth quarter of fiscal 2008.

					Six Months Ended June 30,
					2009	2008
Restructuring Charges	Six Months Ended June 30,		$	%	% of	% of
(In thousands, except for %’s)	2009	2008	Change	Change	Revenue	Revenue

Restructuring charges	$1,835	$1,471	$364	25%	9%	4%

Restructuring Charges. Restructuring charges for the six months ended June 30, 2009 increased $364,000 compared to the six months ended June 30, 2008.  Restructuring charges for the six months ended June 30, 2009 and 2008 consisted primarily of employee severance costs and were the result of our cost control efforts in light of current market conditions.

					Six Months Ended June 30,
					2009	2008
Interest and Other Income, net	Six Months Ended June 30,		$	%	% of	% of
(In thousands, except for %’s)	2009	2008	Change	Change	Revenue	Revenue

Interest and other income, net	$114	$740	$(626)	(85)%	—%	2%

Interest and Other Income, net. The decrease in interest and other income, net of $626,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily due to a decrease of $464,000 in interest income from lower average cash and cash equivalent and investments balances coupled with lower interest rates, and an increase of $218,000 in foreign currency losses associated with intercompany payments to fund our foreign operations..

					Six Months Ended June 30,
					2009	2008
Income Tax Provision (Benefit)	Six Months Ended June 30,		$	%	% of	% of
(In thousands, except for %’s)	2009	2008	Change	Change	Revenue	Revenue

Income tax provision (benefit)	$586	$(1,656)	$2,242	(135)%	3%	(4)%

Income Tax Provision (Benefit). Income tax provision increased $2.2 million for the six months ended June 30, 2009  to $586,000 as compared to the income tax benefit of $1.7 million for the six months ended June 30, 2008. The income tax provision for the six months ended June 30, 2009 primarily consisted of foreign withholding taxes and statutory taxes associated with our foreign subsidiaries.  The income tax benefit for the six months ended June 30, 2008 consisted of a tax benefit for the net loss during the period.

Liquidity and Capital Resources

Operating Activities

Cash flows from operating activities consist of net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities was $1.3 million for the six months ended June 30, 2009, a decrease of $2.6 million compared to net cash of $1.3 million provided by operating activities for the six months ended June 30, 2008, primarily due to a higher net loss and decreases in accrued compensation and related benefits, partially offset by decreases in accounts receivable and prepaid expenses and other assets.

Accrued compensation decreased $1.4 million during the six months ended June 30, 2009 compared to an increase of $508,000 during the six months ended June 30, 2008. The decrease in accrued compensation during the six months ended June 30, 2009 was primarily due to paid vacation used in company-wide shutdowns as one of our cost control efforts. The increase in accrued compensation during the six months ended June 30, 2008 was primarily due to withheld contributions to the employee stock purchase plan. Accounts receivable decreased $8.1 million during the six months ended June 30, 2009 compared to an decrease of $3.1 million during the six months ended June 30, 2008. The decrease in accounts receivable during the six months ended June 30, 2009 and 2008 were primarily due to decreased revenue and the timing of billing milestones and payments received. Prepaid expenses and other assets decreased $2.2 million during the six months ended June 30, 2009 compared to an increase of $360,000 during the six months ended June 30, 2008. The decrease in prepaid expenses and other assets during the six months ended June 30, 2009 was primarily due to the collection of income tax refunds. The increase in prepaid expenses and other assets during the six months ended June 30, 2008 was primarily due to the timing of prepayments.

Investing Activities

Cash flows from investing activities consist of proceeds from investment maturities and sales, offset by payments for investments acquired and payments for capital expenditures. Net cash provided by investing activities was $6.8 million for the six months ended June 30, 2009, an increase of $11.4 million compared to net cash used in investing activities of $4.6 million for the six months ended June 30, 2008. The increase was primarily due to the absence of purchases of investments during the six months ended June 30, 2009 while we purchased $16.8 million of investments during the six months ended June 30, 2008. The increase was partially offset by a decrease of $5.8 million in proceeds from investment maturities and sales. As of June 30, 2009, we had no investments in derivative securities.

Financing Activities

Cash flows from financing activities consist primarily of proceeds from sales of shares through employee equity incentive plans, offset by payments for the purchase of treasury stock, and principal payments on long-term obligations. Net cash provided by financing activities was $204,000 for the six months ended June 30, 2009, an increase of $2.9 million compared to net cash used in financing activities of $2.7 million for the six months ended June 30, 2008. During the six months ended June 30, 2009, we repurchased 73,000 shares of common stock for $133,000 whereas we repurchased 481,000 shares of common stock for $2.6 million during the six months ended June 30, 2008. We received proceeds of $417,000 from our employee stock purchase plan during the six months ended June 30, 2009 whereas we had no proceeds from our employee stock purchase plan during the six months ended June 30, 2008 as the result of changes of the purchase dates to January 31 and July 31 from December 31 and June 30, respectively.

Liquidity

As of June 30, 2009, our working capital was $45.4 million, compared with $56.3 million as of December 31, 2008. Cash and cash equivalents, and short-term investments were $38.4 million as of June 30, 2009 compared to $40.7 million as of December 31, 2008, a decrease of $2.4 million. The decrease in cash, cash equivalents, and short-term investments was primarily attributable to the payments of $2.0 million in accrued restructuring during the six months ended June 30, 2009. We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to repurchase common stock, fund potential investments in, or acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.

As of June 30, 2009, our non-current investments included auction-rate securities with a fair value of $718,000, which are variable rate debt instruments whose interest rates are reset through a “dutch” auction process at regular intervals, typically every 28 days. See Note 3 to “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in Part II in this Quarterly Report on Form 10-Q for further discussion.

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities. As of June 30, 2009, other than Euro denominated receivables, we had no foreign currency contracts outstanding.

The following table summarizes our known contractual obligations (in thousands):

	Payments due by period
Contractual obligations	2009 (six months remaining)	2010-2011	2012-2013	Other	Total
Debt principal (1)	$280	$505	$—	$—	$785
Debt interest	6	12	—	—	18
Capital lease obligations (including interest)	2	1	—	—	3
Operating lease obligations	1,566	5,682	3,987	—	11,235
Unrecognized tax benefits (2)	—	—	—	3,463	3,463
Total	$1,854	$6,200	$3,987	$3,463	$15,504

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

Interest Rate Risk. As of June 30, 2009, we had cash and cash equivalents and short term investments of $38.4 million. Cash and cash equivalents consisted of cash, highly liquid money market instruments. Short-term investments consisted of debt securities with maturities of more than three months but less than twelve months. Because of the short maturities of those instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at June 30, 2009 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in decreased interest income.

As of June 30, 2009, we held auction-rate securities (“ARS”) with a par value of $1.0 million. ARS are variable rate debt instruments whose interest rates are reset through a “dutch” auction process at regular intervals, typically every 28 days. A portion of these securities are insured by third party bond insurers and are collateralized by student loans guaranteed by governmental agencies and private entities. The liquidity of the securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. All of our ARS have failed to sell at auction since February 2008 due to an insufficient number of bidders. The only activity associated with these instruments since February 2008 was the repurchase of $500,000 of ARS at par by issuers. We do not believe that the student loans backing these securities, the principal of these assets, is at risk. Furthermore, we intend to hold these securities until the credit markets recover and these securities resume pricing at or near par and it is not more likely than not that the we will be required to sell the securities before recovery of the principal. We reviewed the value of these securities for impairment as of June 30, 2009, and concluded that these securities continued to be temporarily impaired. During the year ended December 31, 2008, there was an unrealized loss of $282,000 recorded as a component of accumulated other comprehensive income related to these auction rate securities. There was no additional impairment recorded during the six months ended June 30, 2009. In future periods, the estimated fair value of our ARS could decline further based on market conditions, which could result in additional impairment.

Foreign Currency and Exchange Risk. Certain of our sales contracts are denominated in a currency other than the functional currency of the selling entity. Therefore, a portion of our revenue is subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates on foreign currency denominated receivables as of June 30, 2009 would result in a loss of an immaterial amount. As of June 30, 2009, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such items are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The semiconductor industry experienced significant challenges in 2008 and continues to face challenges in 2009 as a result of the decline in the macroeconomic environment. As a provider to global semiconductor companies, we are subject to business cycles, the timing, length and volatility of which can be difficult to predict. The semiconductor industry historically has been cyclical due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ integrated circuit (“IC”) products, inventory levels relative to demand, and access to affordable capital. These changes have affected the timing and amounts of customers’ purchases and investments in our Design-to-Silicon-Yield solutions, and continue to affect our sales, operating expenses and net income. If we are not able to make adjustments to our business quickly to appropriately align our cost structure with prevailing market conditions in periods of low demand, or if we do not have sufficient resources to meet customers’ demands in periods of high demand, results could be negatively impacted and could differ greatly from our expectations.

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

If semiconductor designers and manufacturers do not continue to adopt our Design-to-Silicon-Yield solutions, both as currently comprised and as we may offer them in the future, our revenue will decline. We may not be successful if we do not continue to enter into agreements with existing customers and new customers that cover a larger number of IC products and processes. If we do not develop new customer relationships with companies that are integrated device manufacturers (“IDMs”), fabless semiconductor companies, and foundries, as well as system manufacturers, the market acceptance of our solutions will suffer. Factors that may limit adoption of our Design-to-Silicon-Yield solutions by semiconductor companies include:

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

•             our customers’ failure to achieve satisfactory yield improvements using our Design-to-Silicon-Yield solutions; and

•             our inability to develop, market, or sell effective solutions that are outside of our traditional logic focus of manufacturing process solutions.

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

During the year end December 31, 2008 and through June 30, 2009, we initiated restructuring plans in an effort to align our cost structure with expected revenue. We may not be able to successfully complete and realize the expected benefits of our restructuring plans, such as improvements in operating margins and cash flows, in the restructuring periods contemplated or at all. The restructuring plans may involve higher costs or a longer timetable than we currently anticipate, mainly due to the timing and execution of some plans and programs subject to local labor law requirements, and consultation with appropriate work councils. Our inability to realize these benefits may result in an inefficient business structure that could negatively impact our results of operations. We also expect our restructuring plans to cause us to incur substantial costs related to severance and other employee-related costs. Our restructuring plans may also subject us to litigation risks and expenses. In addition, our restructuring plans may have other consequences, such as attrition beyond our planned reduction in workforce or a negative impact on employee morale, and our competitors may seek to gain a competitive advantage over us. The restructuring plans could also cause our remaining employees to be less productive, which in turn may negatively affect our revenue and other operating results in the future.

We generate a large percentage of our total revenue from a limited number of customers, so decreased volumes at any one of these customers, or the loss of any one of these customers could significantly reduce our revenue and results of operations below expectations.

Historically, we have had a small number of large customers for our core Design-to-Silicon-Yield solutions and we expect this to continue in the near term. In the six months ended June 30, 2009, two customers accounted for 36% of our total net revenue, with IBM representing 26% and Chartered Semiconductor Manufacturing representing 10%. In the year ended December 31, 2008, two customers accounted for 34% of our total net revenue, with Toshiba Corporation representing 18% and IBM representing 16%. We could lose a customer due to its decision not to engage us on future process nodes, its decision not to develop its own future process node, or as a result of industry consolidation. The loss of any of these customers or a decrease in the sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers.

If we do not effectively manage and support our operations and integrate recent and planned growth, our business strategy may fail.

We have experienced in the past, and may experience in the future, interruptions in our information systems on which our global operations depend. Further, physical damage to, failure of, or digital damage (such as significant viruses or worms) to, our information systems could disrupt and delay time-sensitive services or computing operations that we perform for our customers, which could negatively impact our business results and reputation. In addition, we must frequently expand our internal information system to meet increasing demand in storage, computing and communication. Our internal information system is expensive to expand and must be highly secure due to the sensitive nature of our customers’ information that we transmit. Building and managing the support necessary for our growth places significant demands on our management and resources. These demands may divert these resources from the continued growth of our business and implementation of our business strategy. Further, we must adequately train our new personnel, especially our client service and technical support personnel, to effectively and accurately, respond to and support our customers. If we fail to do this, it could lead to dissatisfaction among our customers, which could slow our growth.

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

If we fail to protect our intellectual property (“IP”) rights, customers or potential competitors may be able to use our technologies to develop their own solutions which could weaken our competitive position, reduce our revenue, or increase our costs.

Our success depends largely on the proprietary nature of our technologies. We currently rely primarily on contractual, patent, copyright, trademark, and trade secret protection. Our pending patent applications may not result in issued patents, and even if issued, they may not be sufficiently broad to protect our proprietary technologies. Litigation may be necessary from time to time to enforce our IP rights or to determine the validity and scope of the proprietary rights of others. As a result of any such litigation, we could lose our proprietary rights and incur substantial unexpected operating costs. Litigation could also divert our resources, including our managerial and engineering resources. Further litigation may not be available or effective in some foreign countries where we have operations, some of which locations have a reputation for higher incident of intellectual property theft.

Competition in the market for yield improvement solutions and increased integration between IC design and manufacturing may intensify in the future, which could impede our ability to grow or execute our strategy.

Competition in our market may intensify in the future, which could slow our ability to grow or execute our strategy and could lead to increased pricing pressure. Our current and potential customers may choose to develop their own solutions internally, particularly if we are slow in deploying our solutions or improving them to meet market needs. Many of these companies have the financial and technical capability to develop their own solutions. Also, competitors may be able to operate with a lower cost structure than our engineering organization, which would give any such competitor’s products a competitive advantage over our solutions. There may be other providers of commercial solutions for systematic IC yield and performance enhancement of which we are not aware. We currently face indirect competition from the internal groups at IC companies and some direct competition from providers of yield management or prediction software such as KLA-Tencor, MKS Instruments, Inc. (“MKS”) (through its acquisition of Yield Dynamics, Inc.), Mentor Graphics (through its acquisition of Ponte Solutions), TIBCO Software Inc. (through its acquisition of Spotfire Inc.), and Synopsys, Inc., and process control software, such as Applied Materials, Inc., BISTel Inc., and Trancom Technology, Inc., and MKS. Further, ARM Ltd. and Virage Logic Corporation provide standard cells in the physical IP space and Tela provides software for standard cell synthesis, each of which could compete with our pdBRIX solution. Some providers of yield management software or inspection equipment may seek to broaden their product offerings and compete with us. For example, KLA-Tencor has announced adding the use of test structures to one of their inspection product lines. In addition, we believe that the demand for solutions that address the need for better integration between the silicon design and manufacturing processes may encourage direct competitors to enter into our market. For example, large integrated organizations, such as IDMs, electronic design automation software providers, IC design service companies or semiconductor equipment vendors, may decide to spin-off a business unit that competes with us. Other potential competitors include fabrication facilities that may decide to offer solutions competitive with ours as part of their value proposition to their customers. In addition, Synopsys, Inc. now appears to offer directly competing design-for-manufacturability (“DFM”), while other electronic design automation suppliers provide alternative DFM solutions that may compete for the same budgetary funds. If these potential competitors change the pricing environment or are able to attract industry partners or customers faster than we can, we may not be able to grow and execute our strategy as quickly or at all. In addition, customer preferences may shift away from our solutions as a result of the increase in competition.

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

Revenues generated from customers in Asia accounted for 56% of total revenue in the six months ended June 30, 2009 and 54% for the six months ended June 30, 2008. Thus, in Asia, in particular, we face the following additional risks:

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

We have experienced losses in the six months ended June 30, 2009, the year ended December 31, 2008, and in the past. We may not achieve, and thereafter maintain, profitability if our revenue increases more slowly than we expect or if it decreases. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $126.6 million as of June 30, 2009. We expect to continue to incur significant expenses in connection with:

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

We have in the past, and may in the future, sought to establish and maintain strategic relationships with industry leaders at each stage of the IC design and manufacturing processes. This requires us to expend significant resources and to commit a significant amount of management’s time and attention, although any such relationship may not be successful. If we are unable to enter into strategic relationships with these companies, we will not be as effective at modeling existing technologies or at keeping ahead of the technology curve as new technologies are introduced. In the past, the absence of an established working relationship with key companies in the industry has meant that we have had to exclude the effect of their component parts from our modeling analysis, which reduces the overall effectiveness of our analysis and limits our ability to improve yield.

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

Credit concerns in the capital markets have significantly reduced our ability to liquidate auction-rate securities that we classify as non-current investment securities on our balance sheet. The liquidity of the securities has been reduced by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. All auction-rate securities we hold have been failing to sell at auction since February 2008 due to an insufficient number of bidders. We reviewed the value of these securities for impairment as of June 30, 2009, concluded that these securities were temporarily impaired, and have recorded an unrealized loss of $282,000 as a component of accumulated other comprehensive income. In future periods, the estimated fair value of our auction-rate securities could decline further based on market conditions, which could result in additional impairment and could result in the need to classify such impairment as other than temporary, this resulting in a change to operations.

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

(c) Stock Repurchase. The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended June 30, 2009 (in thousands except per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
Month #1 (April 1, 2009 through April 30, 2009)	—	—	—	$1,559
Month #2 (May 1, 2009 through May 31, 2009)	72,918	$1.82	72,918	$1,467
Month #3 (June 1, 2009 through June 30, 2009)	—	—	—	$1,467
Total	72,918	$1.82	72,918

(1)          On March 26, 2003, our Board of Directors approved a share repurchase program to purchase up to $10.0 million of our outstanding common stock. The program was completed in August 2007 with 988,000 shares repurchased at the average price of $10.12. On October 29, 2007, the Board of Directors approved a new program to repurchase up to an additional $10.0 million of the Company’s common stock on the open market. The right to repurchase stock under this program will expire on October 29, 2010.  As of June 30, 2009, 2,501,000 shares had been repurchased at the average price of $3.41 per share under this program and $1.5 million remained available for future repurchases.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the second quarter of 2009.

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

PDF SOLUTIONS, INC.

Date: August 10, 2009	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2009	By:	/s/ KEITH A. JONES
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