Form 10-K/A
period 2009-12-31
PDF SOLUTIONS INC
filed 2010-03-18
CIK 1120914

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

        PDF Solutions, Inc. ("PDF" or the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to amend the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 16, 2010. Specifically, the purpose of this Amendment is to correct typographical errors in the Index to Consolidated Financial Statements and the Consolidated Statements of Cash Flows, each under Part IV, Item 15 "Exhibits and Financial Statement Schedules". The correction on the Consolidated Statements of Cash Flows was to change negative $8,485,000 to positive $8,485,000 for net cash provided by investing activities in 2009; and the correction to the Index to the Consolidated Financial Statements was to add year 2008 and 2007 to the lines Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), and Consolidated Statements of Cash Flows. This Amendment speaks as of the original filing date of PDF's Annual Report on Form 10-K. Except for this correction on the Index to Consolidated Financial Statements and the Consolidated Statements of Cash Flows, no other changes to the Annual Report on Form 10-K are being made by means of this filing. PDF is filing the entire Annual Report, as amended, for convenience of its investors.

PART I

        This Annual Report on Form 10-K/A, particularly in Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements concerning: expectations about the effectiveness of our business and technology strategies; expectations regarding stock market and global economic trends; expectations regarding previous and future acquisitions; current semiconductor industry trends; expectations of the success and market acceptance of our intellectual property and our solutions; expectations concerning recent completed acquisitions; expectations that our cash, cash equivalents and cash generated from operations will satisfy our business requirements for the next twelve months; expectations of our future liquidity requirements; and our ability to obtain additional financing when needed. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties discussed in this Form 10-K/A, especially those contained in Item 1A of this Form 10-K/A. The words "may," "anticipate," "plan," "continue," "could," "projected," "expect," "believe," "intend," and "assume," the negative of these terms and similar expressions are used to identify forward-looking statements. All forward-looking statements and information included herein is given as of the filing date of this Form 10-K/A with the Securities and Exchange Commission ("SEC") and based on information available to us at the time of this report and future events or circumstances could differ significantly from these forward-looking statements. Unless required by law, we undertake no obligation to update publicly any such forward-looking statements.

        The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K/A. All references to fiscal year apply to our fiscal year that ends on December 31.

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

Item 6.    Selected Financial Data.

        The following selected consolidated financial information has been derived from the audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to those statements included therein and in Part IV of this Form 10-K/A.

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

Recent Accounting Pronouncements and Accounting Changes

        See our Note 1, "Business and Significant Accounting Policies" of "Notes to Consolidated Financial Statements" included under Part IV, Item 15 of this Form 10-K/A for a description of recent accounting pronouncements and accounting changes, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

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

        As of December 31, 2009, our non-current investments included auction-rate securities with a fair value of $718,000. The auction-rate securities are measured at fair value using significant unobservable inputs (level 3 inputs) and accounted for approximately 3% of total assets that are measured at fair value on a recurring basis. See Note 13 to "Notes to Consolidated Financial Statements" in Part IV, and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in Part II and Note 3 to "Notes to Consolidated Financial Statements" in Part IV in this Annual Report on Form 10-K/A for further discussion.

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

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements and supplementary data required by this Item 8 are listed in Item 15(a)(1) of this Form 10-K/A.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2009 in connection with the filing of this Annual Report on Form 10-K/A. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

        The effectiveness of our company's internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K/A.

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

PART III

        Pursuant to Paragraph (3) of the General Instructions to Form 10-K/A, certain of the information required by Part III of this Form 10-K/A is incorporated by reference from our Proxy Statement as set forth below. The Proxy Statement is expected to be filed within 120 days of December 31, 2009.

Item 10.    Directors and Executive Officers of the Registrant.

        Information with respect to our directors appears in our Proxy Statement under "Proposal No. 1—Election of Directors—Nominees for the Board of Directors" and is incorporated herein by reference. Information with respect to our executive officers appears in Part I, Item 1—"Executive Officers" of this Form 10-K/A.

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

          (1)   Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firms

    See Index to Consolidated Financial Statements.

          (2)   Schedule II Valuation and Qualifying Accounts

    See the Reports of Independent Registered Public Accounting Firms and Schedule II.

          (3)   Exhibits

        The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

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

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Operating activities:
Net loss	$(17,491)	$(95,728)	$(2,927)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment on goodwill and intangible assets	—	70,250	—
Depreciation and amortization	1,421	1,858	2,070
Stock-based compensation expense	4,269	7,228	8,229
Loss on sale of investment security and property and equipment	152	552	—
Amortization of acquired intangible assets	1,788	3,485	8,637
Tax benefit related to stock-based compensation expense	—	—	208
Excess tax benefit from stock-based compensation expense	—	—	(44)
Deferred taxes	—	2,566	(5,494)
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(313)	—	—
Gain on debt extinguishment	(393)	—	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net of allowances	5,180	13,593	(10,951)
Prepaid expenses and other assets	1,898	1,254	(510)
Accounts payable	(392)	(2,111)	59
Accrued compensation and related benefits	(2,126)	641	1,182
Taxes payable and other accrued liabilities	240	5,164	999
Deferred revenues	(42)	(1,383)	(546)
Billings in excess of recognized revenues	1,206	195	458

Net cash provided by (used in) operating activities	(4,603)	7,564	1,370

Investing activities:
Purchases of available-for-sale securities	—	(27,094)	(26,803)
Maturities and sales of available-for-sale securities	9,054	26,940	33,818
Purchases of property and equipment	(569)	(1,115)	(2,226)
Businesses acquired in purchase transactions, net of cash acquired	—	(1,604)	(4,586)

Net cash provided by (used in) investing activities	8,485	(2,873)	203

Financing activities:
Exercise of stock options	—	63	1,442
Proceeds from employee stock purchase plan	570	590	1,490
Purchases of treasury stock	—	(6,878)	(5,975)
Principal payments on long-term obligations	(267)	(409)	(324)
Principal payments on notes to stockholders	—	—	(416)
Excess tax benefit from stock-based compensation expense	—	—	44

Net cash provided by (used in) financing activities	303	(6,634)	(3,739)

Effect of exchange rate changes on cash and cash equivalents	(972)	(1,686)	1,030

Net increase (decrease) in cash and cash equivalents	3,213	(3,629)	(1,136)
Cash and cash equivalents, beginning of year	31,686	35,315	36,451

Cash and cash equivalents, end of year	$34,899	$31,686	$35,315

Non-cash investing and financing activities:
Common stock issued for acquisitions	$—	$—	$2,874

Purchase price adjustments	$—	$216	$9

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income Taxes	$1,604	$2,421	$634

Interest	$19	$39	$48

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

        Effective June 1, 2009, the FASB issued the Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The Company has updated its disclosures to conform to the Codification in this Annual Report on Form 10-K/A.

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

Date: March 18, 2010

POWER OF ATTORNEY

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ JOHN K. KIBARIAN John K. Kibarian	Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ KEITH A. JONES Keith A. Jones	Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)
* Kimon Michaels	Director, Vice President, Design for Manufacturability
* Lucio L. Lanza	Chairman of the Board of Directors
* R. Stephen Heinrichs	Director
* Tom Caulfield	Director
* Albert Y. C. Yu	Director

*By:	/s/ JOHN K. KIBARIAN John K. Kibarian, Attorney-in-Fact

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
21.01	Subsidiaries of Registrant.†
23.01	Consent of Independent Registered Public Accounting Firm.†
23.02	Consent of Independent Registered Public Accounting Firm.†
24.01	Power of Attorney (incorporated by reference to the Signature Page of the registrant's Annual Report on Form 10-K filed March 16, 2010).
31.01	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.02	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

*
Indicates management contract or compensatory plan or arrangement.

†
Furnished herewith.