Form 10-Q
period 2010-03-31
PDF SOLUTIONS INC
filed 2010-05-10
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of April 30, 2010 was 27,086,113.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2010	December 31, 2009
	(In thousands,
	except par values)
ASSETS
Current assets:
Cash and cash equivalents	$34,899	$34,899
Accounts receivable, net of allowance of $254 in 2010 and 2009	19,010	19,809
Prepaid expenses and other current assets	3,438	3,029
Total current assets	57,347	57,737
Property and equipment, net	1,297	1,573
Non-current investments	718	718
Intangible assets, net	2,505	2,954
Other non-current assets	740	495
Total assets	$62,607	$63,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$108	$115
Accounts payable	1,055	959
Accrued compensation and related benefits	3,565	4,438
Taxes payable and other accrued liabilities	2,946	3,502
Deferred revenues	1,791	1,584
Billings in excess of recognized revenues	1,450	1,953
Total current liabilities	10,915	12,551
Long-term debt	82	117
Long-term income taxes payable	3,035	3,218
Other non-current liabilities	1,636	1,704
Total liabilities	15,668	17,590
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 30,669 at March 31, 2010 and 30,194 at December 31, 2009; shares outstanding 27,071 at March 31, 2010 and 26,651 at December 31, 2009	4	4
Additional paid-in-capital	195,996	194,081
Treasury stock at cost, 3,598 shares at March 31, 2010 and 3,543 shares at December 31, 2009	(18,988)	(18,715)
Accumulated deficit	(130,407)	(130,111)
Accumulated other comprehensive income	334	628
Total stockholders’ equity	46,939	45,887
Total liabilities and stockholders’ equity	$62,607	$63,477

See notes to unaudited condensed consolidated financial statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share
	amounts)
Revenues:
Design-to-silicon-yield solutions	$10,417	$7,794
Gainshare performance incentives	4,835	2,396
Total revenues	15,252	10,190

Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	6,322	6,290
Amortization of acquired technology	359	359
Total cost of design-to silicon-yield solutions	6,681	6,649
Gross profit	8,571	3,541

Operating expenses:
Research and development	3,962	5,789
Selling, general and administrative	4,579	4,413
Amortization of other acquired intangible assets	86	87
Restructuring charges	1	633
Total operating expenses	8,628	10,922

Loss from operations	(57)	(7,381)
Interest and other income, net	262	324
Income (loss) before income taxes	205	(7,057)
Income tax provision	501	264
Net loss	$(296)	$(7,321)

Net loss per share — basic and diluted	$(0.01)	$(0.28)
Weighted average common shares — basic and diluted	26,929	26,092

See notes to unaudited condensed consolidated financial statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Operating activities:
Net loss	$(296)	$(7,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	271	414
Stock-based compensation expense	1,505	1,136
Loss on disposal of property and equipment	—	1
Amortization of acquired intangible assets	445	446
Deferred taxes	—	(5)
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(273)	—
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	799	4,595
Prepaid expenses and other assets	(804)	1,459
Accounts payable	144	415
Accrued compensation and related benefits	(799)	(609)
Taxes payable and other accrued liabilities	(730)	(624)
Deferred revenues	183	265
Billings in excess of recognized revenues	(503)	(502)
Net cash used in operating activities	(58)	(330)
Investing activities:
Maturities and sales of available-for-sale securities	—	2,700
Purchases of property and equipment	(37)	(299)
Net cash provided by (used in) investing activities	(37)	2,401
Financing activities:
Proceeds from Employee Stock Purchase Plan	411	417
Principal payments on long-term obligations	(31)	(51)
Net cash provided by financing activities	380	366
Effect of exchange rate changes on cash and cash equivalents	(285)	(1,343)
Net increase in cash and cash equivalents	—	1,094
Cash and cash equivalents, beginning of period	34,899	31,686
Cash and cash equivalents, end of period	$34,899	$32,780
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$811	$232
Interest	$3	$7

See notes to unaudited condensed consolidated financial statements

PDF SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by PDF Solutions, Inc. (“the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments), to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all significant intercompany balances and transactions.

Out-of-Period Adjustments — In the three months ended March 31, 2010, the Company recorded out-of-period adjustments to reverse an accrual for fringe benefits of $155,000 and adjust for software license fee amortization of $42,000. The correction of these prior period errors in the current quarter resulted in a reduction to the Company’s net loss of $197,000 for the three months ended March 31, 2010. The resulting errors also increased net loss for the year ended December 31, 2008 by $155,000 and increased net loss for the three and twelve months ended December 31, 2009 by $83,000. Management has assessed the impact of these adjustments and does not believe that these amounts were material, either individually or in the aggregate, to any prior period financial statements, and the impact of correcting these errors in the three months ended March 31, 2010 is not material to the financial statements for the three months ended March 31, 2010.

Significant Estimates — The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A significant portion of the Company’s revenues require estimates with respect to total costs which may be incurred and revenues earned. Actual results could differ from these estimates.

Revenue Recognition — The Company derives revenue from two sources: Design-to-Silicon-Yield Solutions, which includes Services and Software Licenses, and Gainshare Performance Incentives.

Design-to-Silicon-Yield Solutions — Revenues that are derived from Design-to-Silicon-Yield solutions come from services and software licenses. The Company recognizes revenue for each element of Design-to-Silicon-Yield solutions as follows:

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

2. RECENT ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update on revenue recognition in relation to multiple-deliverable revenue arrangements. This update provides guidance on accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments in this update will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, that the adoption of this updated standard will have on its financial results and position.

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

Effective January 1, 2010, the Company adopted FASB’s amendment to an Accounting Standards Update which requires additional fair value disclosures.  This amendment requires disclosures in relation to inputs and valuation techniques used to measure fair value as well as disclosures in relation to significant transfers, beginning in the first quarter of 2010. Additionally, this amendment requires the presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The adoption of this standard did not have a material impact on the Company’s financial results and position.

3. INVESTMENTS

The following table summarizes the Company’s investments at March 31, 2010 and December 31, 2009 (in thousands):

	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
Auction-rate securities	$1,000	$—	$(282)	$718
Included in non-current investments				$718

As of March 31, 2010 and December 31, 2009, the Company’s investments consisted entirely of auction-rate securities. Please refer to Note 12 “Fair Value” for further discussion of auction-rate securities.

4. ACCOUNTS RECEIVABLE

Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $7.1 million and $6.4 million as of March 31, 2010 and December 31, 2009, respectively.

5. ACQUIRED INTANGIBLE ASSETS

Impairment on acquired intangible assets is evaluated on an annual basis (or more frequently if indicators of impairment exist). Acquired intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. The Company completed its annual impairment test in the fourth quarter of 2009 and found no indicators of impairment.  During the three months ended March 31, 2010, there were no indicators of impairment related to the Company’s intangible assets.

The following table provides information relating to the intangible assets as of March 31, 2010 and December 31, 2009 (in thousands):

Acquired Identifiable Intangible	Amortization Period (Years)	March 31, 2010 Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	March 31, 2010 Net Carrying Amount
Acquired technology	4-5	$11,800	$(9,988)	$—	$1,812
Brand name	4	510	(469)	—	41
Customer relationships and backlog	1-6	3,420	(3,092)	—	328
Patents and applications	7	1,400	(1,092)	—	308
Other acquired intangibles	4	255	(265)	26	16
Total		$17,385	$(14,906)	$26	$2,505

Acquired Identifiable Intangible	Amortization Period (Years)	December 31, 2009 Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	December 31, 2009 Net Carrying Amount
Acquired technology	4-5	$11,800	$(9,630)	$—	$2,170
Brand name	4	510	(452)	—	58
Customer relationships and backlog	1-6	3,420	(3,061)	—	359
Patents and applications	7	1,400	(1,074)	—	326
Other acquired intangibles	4	287	(258)	12	41
Total		$17,417	$(14,475)	$12	$2,954

The Company expects the annual amortization of acquired intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2010 (remaining nine-month period)	$1,135
2011	830
2012	435
2013	74
2014	31
Total	$2,505

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

	Three Months Ended March 31,
	2010	2009
Cost of design-to-silicon-yield solutions	$602	$389
Research and development	347	348
Selling, general and administrative	556	399
Stock-based compensation expenses	$1,505	$1,136

The Company estimated the fair value of share-based awards granted during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Stock Plans Three Months Ended March 31,		Employee Stock Purchase Plan Three Months Ended March 31,
	2010	2009	2010	2009
Expected life (in years)	5.24	5.16	1.25	1.25
Volatility	62.8%	61.3%	72.6%	79.7%
Risk-free interest rate	2.23%	2.03%	0.58%	1.28%
Expected dividend	—	—	—	—
Weighted average fair value per share of options granted during the period	$2.20	$0.57	—	—
Weighted average fair value per share of employee stock purchase plan rights during the period	—	—	$1.40	$0.81

On March 31, 2010, the Company has in effect the following stock-based compensation plans:

Stock Plans — During 2001, the Company terminated the 1996 and 1997 Stock Plans as to future option grants, and adopted the 2001 Stock Plan. Under the Company’s 2001 Stock Plan, on January 1 of each year, starting with 2002, the number of shares in the reserve will increase by the lesser of (1) 3,000,000 shares, (2) 5% of the outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. Under the 2001 Stock Plan, the Company may grant stock purchase rights and stock options to purchase shares of common stock to employees, directors and consultants. The exercise price for stock options must generally be at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options. Stock options generally expire ten years from the date of grant and become vested and exercisable ratably over a four-year period.

Stock option activity under the Company’s plans during the three months ended March 31, 2010 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2010	3,849	$6.41
Granted	153	4.05
Exercised	—	—
Canceled	(101)	4.76
Expired	(31)	9.71
Outstanding, March 31, 2010	3,870	6.34	7.80	$1,165
Vested and expected to vest, March 31, 2010	3,431	6.62	7.59	$970
Exercisable, March 31, 2010	1,536	9.43	5.51	$152

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $4.36 per share as of March 31, 2010, which would have been received by the option holders had all “in-the-money” option holders exercised their options as of that date. No stock options were exercised during the three months ended March 31, 2010.

As of March 31, 2010, there was $4.3 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 3.1 years. The total fair value of shares vested during the three months ended March 31, 2010 was $253,000.

Nonvested restricted stock units activity during the three months ended March 31, 2010 was as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, January 1, 2010	979	$6.86
Granted	28	3.98
Vested	(164)	4.62
Forfeited	(22)	6.39
Nonvested, March 31, 2010	821	7.32

As of March 31, 2010, there was $4.5 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.1 years. The total compensation expense related to shares vested during the three months ended March 31, 2010 was $966,000.

Employee Stock Purchase Plan — In July 2001, the Company adopted an Employee Stock Purchase Plan (“Purchase Plan”), under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of or the end of each six-month offering period. Under the Purchase Plan, on January 1 of each year, starting with 2002, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. For the three months ended March 31, 2010, the Purchase Plan compensation expense was $113,000.

Stock Repurchase Program — On March 26, 2003, the Company’s Board of Directors approved a share repurchase program to purchase up to $10.0 million of its outstanding common stock. This program was completed in August 2007 with 988,000 shares repurchased at the average price of $10.12 per share. On October 29, 2007, the Board of Directors approved a new program to repurchase up to an additional $10.0 million of the Company’s common stock on the open market. The right to repurchase stock under this program will expire on October 29, 2010. As of March 31, 2010, 2.6 million shares have been repurchased at the average price of $3.44 per share under this program and $1.0 million remained available for future repurchases.

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

For the plan announced on October 28, 2008, the Company recorded restructuring charges of $6.4 million, primarily consisting of employee severance costs of $4.5 million and facility exit costs of $1.8 million. Of the $6.4 million, $1,000 was recorded during the three months ended March 31, 2010. The following table summarizes the activities of these restructuring liabilities (in thousands):

Restructuring Announced on October 28, 2008	Severance	Facility Exit	Professional and Other Fees	Total
Balances, January 1, 2008	$—	$—	$—	$—
Restructuring charges	909	1,251	36	2,196
Adjustment of deferred rent	—	(266)	—	(266)
Non-cash adjustment	36	266	—	302
Payments	(85)	(143)	(5)	(233)
Balances, December 31, 2008	860	1,108	31	1,999
Restructuring charges	3,515	783	214	4,512
Payments	(4,151)	(558)	(183)	(4,892)
Balances, December 31, 2009	224	1,333	62	1,619
Restructuring charges (credits)	84	19	(102)	1
(Payments) refunds	(85)	(170)	42	(213)
Balances, March 31, 2010	$223	$1,182	$2	$1,407

As of March 31, 2010, of the remaining accrual of $1.4 million, $803,000 was included in accrued liabilities and $604,000 was included in long-term other liabilities. Accrued severance of $223,000 and accrued professional and other fees of $2,000 are expected to be paid out in the second fiscal quarter of 2010. Accrued facility exit expenses will be paid in accordance with the lease payment schedule through 2013.

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

The Company classifies its liabilities related to unrecognized tax benefits as long-term. The Company includes interest and penalties related to unrecognized tax benefits within the Company’s income tax provision. As of March 31, 2010 and December 31, 2009, the Company had $479,000 and $539,000, respectively, accrued for payment of interest and penalties related to unrecognized tax benefits.

Income tax provision for the three months ended March 31, 2010 was $501,000, primarily consisting of foreign withholding taxes of $764,000, partially offset by a reduction in the Company’s reserves for uncertain tax positions of $325,000. Income tax provision for the three months ended March 31, 2009 was $264,000, primarily consisting of foreign withholding taxes and statutory taxes associated with the Company’s foreign subsidiaries.

The Company’s total amount of unrecognized tax benefits as of March 31, 2010 was $8.7 million, of which $3.0 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits as of December 31, 2009 was $8.3 million, of which $2.7 million, if recognized, would affect the Company’s effective tax rate. As of March 31, 2010, the Company has recognized a net amount of $3.0 million as long-term taxes payable for unrecognized tax benefits in its condensed consolidated balance sheet. The Company does not believe that it is reasonably possible that the change in unrecognized tax benefits over the next twelve months will materially impact its results of operations and financial position.

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

	Three Months Ended March 31,
	2010	2009
Net loss	$(296)	$(7,321)
Denominator for basic calculation:
Weighted average common shares outstanding- basic	26,929	26,092
Dilutive items
Stock options outstanding	—	—
Denominator for diluted computation	26,929	26,092
Net loss per share — basic and diluted	$(0.01)	$(0.28)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended March 31,
	2010	2009
Outstanding options	3,870	4,370
Nonvested restricted stock units	821	835
Total	4,691	5,205

10. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(296)	$(7,321)
Unrealized loss on investments, net of income tax effects	—	(37)
Foreign currency translation adjustments, net of income tax effects	(294)	(1,267)
Comprehensive loss	$(590)	$(8,625)

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended March 31,
Customer	2010	2009
A	20%	*	%
B	15%	*	%
C	12%	29%
D	* %	10%

*  represents less than 10%

The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	March 31, 2010	December 31, 2009
A	18%	16%
B	13%	10%
C	19%	16%
E	13%	* %
F	* %	14%
G	* %	11%
H	* %	10%

*  represents less than 10%

Geographical revenues from customers based upon the location of the customers’ facilities to which products were shipped or services were rendered are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Asia	$10,297	$5,458
United States	3,381	4,066
Europe	1,574	666
Total	$15,252	$10,190

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of March 31, 2010 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$25,261	$25,261	$—	$—
Auction-rate securities	718	—	—	718
Total	$25,979	$25,261	$—	$718

The Company holds investments in auction-rate securities (“ARS”), which are variable rate debt instruments whose interest rates are reset through a “dutch” auction process at regular intervals, typically every 28 days. All ARS are backed by pools of student loans guaranteed by governmental agencies and private entities, and were rated AAA/Aaa at the date of acquisition. The liquidity and fair value of these securities has been reduced by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies, as evidenced by the rating downgrade of MBIA (bond insurer on one of the Company’s ARS) from Aaa to A2, by Moody’s Investor Services on June 19, 2008. All ARS have failed to sell at auction since February 2008, and as a result, their interest rates were reset to the maximum LIBOR + 150 basis points. The only activity associated with these instruments since February 2008 was the repurchase of $500,000 of ARS at par by issuers. As a result of these auction failures, there was limited active market with observable prices for these securities as of March 31, 2010; therefore, the Company computed the fair value of these securities based on a discounted cash flow model, using significant level 3 inputs, to take into account the lack of liquidity. The Company does not believe that the student loans backing these securities, the principal of these assets, is at risk. Furthermore, the Company intends to hold these securities until the credit markets recover and these securities resume pricing at or near par and it is not more likely than not that the Company will be required to sell the securities before recovery of the principal. As a result, the Company recorded a temporary impairment to other comprehensive income and classified these securities as non-current investments. The valuation may be revised in future periods as market conditions evolve.

There was no change in the beginning and ending balance of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2010.

13. Commitments and Contingencies

Item 3, “Legal Proceedings,” on page 22 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009, provides information on certain legal proceedings and claims in which the Company is involved. There have been no subsequent material developments to these matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “target” or “continue,” the negative effect of terms like these or other similar expressions. Any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, which may be provided by us are also forward-looking statements. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth at the end of Item 1A in our Annual Report on Form 10-K/A for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 16, 2010.

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

Financial Highlights

Financial highlights for the three months ended March 31, 2010 were as follows:

•             Total revenues for the three months ended March 31, 2010 was $15.3 million, an increase of $5.1 million, or 50%, compared to the three months ended March 31, 2009. Design-to-Silicon-Yield solutions revenues for the three months ended March 31, 2010 was $10.4 million, an increase of $2.6 million, or 34%, compared to $7.8 million for the three months ended March 31, 2009. The increase in Design-to-Silicon-Yield solutions revenues was primarily the result of increased bookings. Gainshare performance incentives revenues for the three months ended March 31, 2010 was $4.8 million, an increase of $2.4 million, or 102%, compared to the three months ended March 31, 2009.  The increase was mainly due to increased wafer production by many of our customers.

•             Net loss for the three months ended March 31, 2010 was $296,000, compared to $7.3 million for the three months ended March 31, 2009. The decrease in net loss was primarily attributable to a significant increase in revenues and a decrease in operating expenses during the three months ended March 31, 2010.

•             Net loss per basic and diluted share was $0.01 for the three months ended March 31, 2010 compared to $0.28 for the three months ended March 31, 2009, a decrease in net loss of $0.27 per basic and diluted share.

•             Cash, cash equivalents and investments remained unchanged at $35.6 million during the three months ended March 31, 2010.

Critical Accounting Policies

Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2009, includes a summary of the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods that we use.

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

Design-to-Silicon-Yield Solutions — Revenues that are derived from Design-to-Silicon-Yield solutions comes from services and software licenses. We recognize revenue for each element of Design-to-Silicon-Yield solutions as follows:

Services — We generate a significant portion of our Design-to-Silicon-Yield solutions revenues from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require accurate estimation of cost to perform obligations and the overall scope of each engagement. Revenues under contracts for solution implementation services are recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. Losses on solution implementation contracts are recognized in the period when they become evident. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contracts were executed. Any such reductions in contract margin could have a material negative impact on our operating results.

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

Intangible Assets

As of March 31, 2010, and December 31, 2009, the recorded value of our intangible assets was $2.5 million and $3.0 million, respectively. In assessing the valuation and recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows to be derived from the acquired assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets, which would have a material adverse effect on our operating results. During the three months ended March 31, 2010, there were no indicators of impairment related to our intangible assets.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2010	2009
Revenues:
Design-to-silicon-yield solutions	68%	76%
Gainshare performance incentives	32	24
Total revenues	100%	100%
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	42	62
Amortization of acquired technology	2	3
Total cost of design-to-silicon-yield solutions	44	65
Gross profit	56	35
Operating expenses:
Research and development	26	57
Selling, general and administrative	30	43
Amortization of other acquired intangible assets	1	1
Restructuring charges	—	6
Total operating expenses	57	107
Loss from operations	(1)	(72)
Interest and other income, net	2	3
Income (loss) before taxes	1	(69)
Income tax provision	3	3
Net loss	(2)%	(72)%

Comparison of the Three Months Ended March 31, 2010 and 2009

					Three Months Ended March 31,
	Three Months Ended March 31,		$	%	2010 % of	2009 % of
Revenues	2010	2009	Change	Change	Revenues	Revenues
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$10,417	$7,794	$2,623	34%	68%	76%
Gainshare performance incentives	4,835	2,396	2,439	102%	32%	24%
Total	$15,252	$10,190	$5,062	50%	100%	100%

Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-Silicon-Yield solutions revenue increased $2.6 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to an increase of $2.3 million in fixed fee integrated solutions and an increase of $329,000 in software and software related services.  The increases were primarily the result of increased bookings. We booked two new fixed-price solution implementation service contracts and one extension to an existing service contract during the three months ended March 31, 2010, as compared to zero new service contacts and one extension to an existing service contract during the three months ended March 31, 2009.  Our Design-to-Silicon-Yield Solutions revenue may fluctuate in the future and is dependent on a number of factors including our ability to obtain new customers at emerging technology nodes.

Gainshare Performance Incentives. Gainshare performance incentives revenue represents profit sharing and performance incentives earned based upon our customers reaching certain defined operational levels. Revenue derived from gainshare performance incentives increased $2.4 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The increase was due to increased wafer production by many of our customers due to increased demand for wafers resulting from low levels of inventory from the previous period.  The revenue from gainshare performance incentives was generated from six customers and six engagements for the three months ended March 31, 2010 and six customers and seven engagements for the three months ended March 31, 2009. Our gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers, and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing provisions for gainshare performance incentives.

					Three Months Ended March 30,
	Three Months Ended March 31,		$	%	2010 % of	2009 % of
Cost of Design-to-Silicon-Yield Solutions	2010	2009	Change	Change	Revenues	Revenues
(In thousands, except for percentages)
Direct costs of design-to-silicon-yield solutions	$6,322	$6,290	$32	1%	42%	62%
Amortization of acquired technology	359	359	—	—%	2%	3%
Total	$6,681	$6,649	$32	—%	44%	65%

Costs of Design-to-Silicon-Yield Solutions. Costs of Design-to-Silicon-Yield solutions consist of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization of acquired technology.

Direct Costs of Design-to-Silicon-Yield Solutions.  Direct costs of Design-to-Silicon-Yield solutions consist of services costs and software licenses costs. Services costs consist of material, labor, overhead costs, and stock-based compensation charges associated with solution implementations. Costs include purchased materials, employee compensation and related benefits, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products and expenses incurred to produce and distribute our product documentation. Direct costs of Design-to-Silicon-Yield solutions was $6.3 million for the three months ended March 31, 2010 and 2009.  The direct costs of Design-to-Silicon-Yield solutions decreased as a percentage of revenues in the three months ended March 31, 2010 to 42%, compared to 62% in the three months ended March 31, 2009, primarily due to a significant increase in revenues as our costs are relatively fixed in nature.  If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contracts were executed. Any such reductions in contract margin could have a material negative impact on our operating results.

Amortization of Acquired Technology. Amortization of acquired technology consists of amortization of intangible assets acquired as a result of certain business combinations. Amortization of acquired technology expense was $359,000 for each of the three months ended March 31, 2010 and 2009. We anticipate amortization of acquired technology to be $926,000 for the remaining nine months in 2010, $626,000 in 2011 and $263,000 in 2012.

					Three Months Ended March 31,
	Three Months Ended March 31,		$	%	2010 % of	2009 % of
Research and Development	2010	2009	Change	Change	Revenues	Revenues
(In thousands, except for percentages)
Research and development	$3,962	$5,789	$(1,827)	(32)%	26%	57%

Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations, and stock-based compensation charges. Research and development expenses decreased $1.8 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to a decrease of $1.1 million in personnel expenses and a decrease of $416,000 in the use of outside services, both the result of our cost control efforts. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects.

					Three Months Ended March 31,
	Three Months Ended March 31,		$	%	2010 % of	2009 % of
Selling, General and Administrative	2010	2009	Change	Change	Revenue	Revenue
(In thousands, except for percentages)
Selling, general and administrative	$4,579	$4,413	$166	4%	30%	43%

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased $166,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to an increase of $403,000 in legal fees, partially offset by a decrease of $207,000 in personnel expenses as the result of our cost control efforts.  We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

					Three Months Ended March 31,
	Three Months Ended March 31,		$	%	2010 % of	2009 % of
Amortization of Other Acquired Intangible Assets	2010	2009	Change	Change	Revenues	Revenues
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$86	$87	$(1)	(1)%	1%	1%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets remained flat for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. We anticipate amortization of other acquired intangible assets to be $207,000 in the remaining nine months in 2010, $204,000 in 2011, $174,000 in 2012, and $105,000 in 2013 and thereafter.

					Three Months Ended March 31,
	Three Months Ended March 31,		$	%	2010 % of	2009 % of
Restructuring Charges	2010	2009	Change	Change	Revenues	Revenues
(In thousands, except for percentages)
Restructuring charges	$1	$633	$(632)	(100)%	—%	6%

Restructuring Charges.  Restructuring charges for the three months ended March 31, 2010 decreased $632,000 compared to the three months ended March 31, 2009.  Restructuring expenses for the three months ended March 31, 2009 consisted primarily of severance costs and were the result of our continued cost control efforts.

					Three Months Ended March 31,
	Three Months Ended March 31,		$	%	2010 % of	2009 % of
Interest and Other Income, net	2010	2009	Change	Change	Revenues	Revenues
(In thousands, except for percentages)
Interest and other income, net	$262	$324	$(62)	(19)%	2%	3%

Interest and Other Income, net.  Interest and other income decreased $62,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to a decrease of $118,000 in interest income from lower average cash, cash equivalent, and investments balances, partially offset by an increase of $56,000 in gains on foreign currency exchange associated with intercompany payments to fund our foreign operations. We anticipate interest and other income will fluctuate in future periods as a result of our projected use of cash.

					Three Months Ended March 31,
	Three Months Ended March 31,		$	%	2010 % of	2009 % of
Income Tax Provision	2010	2009	Change	Change	Revenues	Revenues
(In thousands, except for percentages)
Income tax provision	$501	$264	$237	90%	3%	3%

Income Tax Provision. Income tax provision increased $237,000 for the three months ended March 31, 2010 to $501,000 as compared to an income tax provision of $264,000 for the three months ended March 31, 2009.  Income tax provision for the three months ended March 31, 2010 primarily consisted of foreign withholding taxes of $764,000, partially offset by a reduction in our reserves for uncertain tax positions of $325,000.  Income tax provision for the three months ended March 31, 2009 primarily consisted of foreign withholding taxes and statutory taxes associated with our foreign subsidiaries.

Liquidity and Capital Resources

Operating Activities

Cash flows from operating activities consist of net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities was $58,000 for the three months ended March 31, 2010, decreased $272,000 compared to net cash used by operating activities of $330,000 for the three months ended March 31, 2009. The decrease was primarily due to lower net loss, partially offset by changes in accounts receivable and prepaid expenses and other assets.

Accounts receivable decreased $799,000 during the three months ended March 31, 2010 compared to $4.6 million during the three months ended March 31, 2009. The decrease in accounts receivable during the three months ended March 31, 2010 was primarily due to the timing of billing milestones and payments received. The decrease in accounts receivable during the three months ended March 31, 2009 was primarily due to declines in revenues and the timing of billing milestones and payments received.  Prepaid expenses and other assets increased $804,000 during the three months ended March 31, 2010 compared to a decrease of $1.5 million during the three months ended March 31, 2009. The increase in prepaid expenses and other assets during the three months ended March 31, 2010 was primarily due to purchases of software license rights.  The decrease in prepaid expenses and other assets during the three months ended March 31, 2009 was primarily due to the collection of an income tax refund.

Investing Activities

Cash flows from investing activities consist of proceeds from investment maturities and sales, offset by payments for capital expenditures. Net cash used in investing activities was $37,000 for the three months ended March 31, 2010, compared to net cash provided by investing activities of $2.4 million for the three months ended March 31, 2009. There was no investment maturities and sales during the three months ended March 31, 2010, whereas proceeds from investment maturities and sales were $2.7 million during the three months ended March 31, 2009.

Financing Activities

Cash flows from financing activities consist primarily of proceeds from sales of shares through employee equity incentive plans, offset by payments for principal payments on long-term obligations. Net cash provided by financing activities was $380,000 for the three months ended March 31, 2010, an increase of $14,000 compared to net cash provided by financing activities of $366,000 for the three months ended March 31, 2009.

Liquidity

As of March 31, 2010, our working capital, defined as total current assets less total current liabilities, was $46.4 million, compared with $45.2 million as of December 31, 2009. Cash and cash equivalents were $34.9 million as of March 31, 2010 and December 31, 2009.  We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to repurchase common stock, fund potential investments in, or acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.

As of March 31, 2010, our non-current investments included auction-rate securities with a fair value of $718,000. The auction-rate securities are measured at fair value using significant unobservable inputs (Level 3 inputs) and accounted for approximately 3% of total assets that are measured at fair value on a recurring basis. See Note 12 to “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q for further discussion.

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities. As of March 31, 2010, other than Euro and Japanese Yen denominated receivables, we had no foreign currency contracts outstanding.

The following table summarizes our known contractual obligations (in thousands):

Contractual obligations	2010 (nine months remaining)	2011-2012	2013-2014	Total
Debt principal (1)	$82	$108	$—	$190
Debt interest	5	3	—	8
Operating lease obligations	2,272	5,085	1,777	9,134
Total (2)	$2,359	$5,196	$1,777	$9,332

(1)       Amount represents the repayment of a €400,000 Euros loan with a variable interest rate based on the EURIBOR plus 160 basis points.

(2)       The contractual obligation table above excludes liabilities for uncertain tax positions of $3.0 million, which are not practicable to assign to any particular years, due to the inherent uncertainty of the tax positions.  See Note 8 of “Notes to Condensed Consolidated Financial Statements (Unaudited)” for further discussion.

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

Interest Rate Risk. As of March 31, 2010, we had cash and cash equivalents of $34.9 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We had no exposure to interest rate risk as of March 31, 2010 as our short-term investment portfolio consisted entirely of money market instruments. Declines in interest rates over time will result in decreased interest income.

As of March 31, 2010, we held auction-rate securities (“ARS”) with a par value of $1.0 million. ARS are variable rate debt instruments whose interest rates are reset through a “dutch” auction process at regular intervals, typically every 28 days. A portion of these securities are insured by third party bond insurers and are collateralized by student loans guaranteed by governmental agencies and private entities. The liquidity of the securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. All of our ARS have failed to sell at auction since February 2008 due to an insufficient number of bidders. The only activity associated with these instruments since February 2008 was the repurchase of $500,000 of ARS at par by issuers. We do not believe that the student loans backing these securities, the principal of these assets, is at risk. Furthermore, we intend to hold these securities until the credit markets recover and these securities resume pricing at or near par and it is not more likely than not that we will be required to sell the securities before recovery of the principal. We reviewed the value of these securities for impairment as of March 31, 2010, and concluded that these securities continued to be temporarily impaired. During the year ended December 31, 2008, there was an unrealized loss of $282,000 recorded as a component of accumulated other comprehensive income related to these auction-rate securities. There was no additional impairment recorded during the three months ended March 31, 2010. In future periods, the estimated fair value of our ARS could decline further based on market conditions, which could result in additional impairment.

Foreign Currency and Exchange Risk. Certain of our payables and receivables are denominated in a currency other than the functional currency of the entity. Therefore, a portion of our operating expenditures is subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates as of March 31, 2010 would result in a loss of approximately $747,000. As of March 31, 2010, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

Item 4. Controls and Procedures.

As described in more detail in our Annual Report on Form 10-K/A for the year ended December 31, 2009, during the course of preparing our financial statements for the year ended December 31, 2009, we identified a material weakness in connection with the evaluation of the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.  Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such items are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, due to the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

In the first quarter ended March 31, 2010, we commenced a process of developing, adopting and implementing policies and procedures to address such material weaknesses including:

•Establishing a periodic review of our accounting policies regarding contract costs relating to certain revenue contracts to ensure such policies are in accordance with generally accepted accounting principles in the United States.

• Incorporating consideration of the accounting for contract costs into our existing control procedures to ensure adequate review of revenue contracts.

• Hiring personnel with requisite experience and providing ongoing training and supervision in the area of contract cost recognition.

There have not been any other changes in internal control over financial reporting in the period covered by this Quarterly Report on Form 10-Q which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Item 3, “Legal Proceedings,” on page 22 of our Annual Report on Form 10-K/A for the year ended December 31, 2009, provides information on certain legal proceedings and claims in which we are involved. There have been no subsequent material developments to these matters.

Item 1A. Risk Factors.

Item 1A,”Risk Factors,” on pages 12 through 21 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009, provides information on the significant risks associated with our business. There have been no subsequent material changes to these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Stock Repurchase. The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended March 31, 2010 (in thousands except per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
Month #1 (January 1, 2010 through January 31, 2010)	—	$—	—	$1,287
Month #2 (February 1, 2010 through February 28, 2010)	—	—	—	$1,287
Month #3 (March 1, 2010 through March 31, 2010)	55	4.68	55	$1,013
Total	55	$4.68	55

(1)     On March 26, 2003, our Board of Directors approved a share repurchase program to purchase up to $10.0 million of our outstanding common stock. The program was completed in August 2007 with 988,000 shares repurchased at the average price of $10.12 per share. On October 29, 2007, the Board of Directors approved a new program to repurchase up to an additional $10.0 million of the Company’s common stock on the open market. The right to repurchase stock under this program will expire on October 29, 2010.  As of March 31, 2010, 2.6 million shares had been repurchased at the average price of $3.44 per share under this program and $1.0 million remained available for future repurchases.

Item 6. Exhibits.

Exhibit Number	Description

31.01	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer and Vice President of Finance pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification the Chief Financial Officer and Vice President of Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

PDF SOLUTIONS, INC.

Date: May 10, 2010	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2010	By:	/s/ JOY E. LEO
Joy E. Leo
EVP, Chief Administration Officer and Acting Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.01	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer and Vice President of Finance pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification the Chief Financial Officer and Vice President of Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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