Form 10-Q
period 2010-06-30
PDF SOLUTIONS INC
filed 2010-08-09
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010

or

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

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer (Do not check if a smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of July 30, 2010 was 27,142,120.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2010	December 31, 2009
	(In thousands,
	except par values)
ASSETS
Current assets:
Cash and cash equivalents	$32,092	$34,899
Accounts receivable, net of allowance of $254 in 2010 and 2009	23,378	19,809
Prepaid expenses and other current assets	2,826	3,029
Total current assets	58,296	57,737
Property and equipment, net	1,059	1,573
Non-current investments	718	718
Intangible assets, net	2,061	2,954
Other non-current assets	805	495
Total assets	$62,939	$63,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,202	$959
Accrued compensation and related benefits	3,704	4,438
Taxes payable and other accrued liabilities	2,575	3,502
Deferred revenue	1,680	1,584
Billings in excess of recognized revenue	690	1,953
Current portion of long-term liabilities	98	115
Total current liabilities	9,949	12,551
Long-term debt	50	117
Long-term income taxes payable	3,181	3,218
Other non-current liabilities	1,547	1,704
Total liabilities	14,727	17,590
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 30,757 at June 30, 2010 and 30,194 at December 31, 2009; shares outstanding 27,142 at June 30, 2010 and 26,651 at December 31, 2009	4	4
Additional paid-in-capital	197,517	194,081
Treasury stock at cost, 3,615 shares at June 30, 2010 and 3,543 shares at December 31, 2009	(19,071)	(18,715)
Accumulated deficit	(130,090)	(130,111)
Accumulated other comprehensive income (loss)	(148)	628
Total stockholders’ equity	48,212	45,887
Total liabilities and stockholders’ equity	$62,939	$63,477

See notes to unaudited condensed consolidated financial statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Revenues:
Design-to-silicon-yield solutions	$10,814	$7,292	$21,231	$15,086
Gainshare performance incentives	4,538	2,291	9,373	4,687
Total revenues	15,352	9,583	30,604	19,773

Costs of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	5,928	4,863	12,250	11,153
Amortization of acquired technology	360	360	719	719
Total costs of design-to-silicon-yield solutions	6,288	5,223	12,969	11,872
Gross profit	9,064	4,360	17,635	7,901

Operating expenses:
Research and development	4,335	5,069	8,297	10,858
Selling, general and administrative	4,492	4,108	9,071	8,521
Amortization of other acquired intangible assets	82	87	168	174
Restructuring charges (credits)	(33)	1,202	(32)	1,835
Total operating expenses	8,876	10,466	17,504	21,388

Income (loss) from operations	188	(6,106)	131	(13,487)
Interest and other income (expense), net	404	(210)	666	114
Income (loss) before income taxes	592	(6,316)	797	(13,373)
Income tax provision	275	322	776	586
Net income (loss)	$317	$(6,638)	$21	$(13,959)

Net income (loss) per share:
Basic	$0.01	$(0.25)	$0.00	$(0.53)
Diluted	$0.01	$(0.25)	$0.00	$(0.53)

Weighted average common shares:
Basic	27,118	26,328	27,024	26,210
Diluted	27,357	26,328	27,282	26,210

See notes to unaudited condensed consolidated financial statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Operating activities:
Net income (loss)	$21	$(13,959)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	505	786
Stock-based compensation expense	2,975	2,461
Purchases of treasury stock in connection with tax withholdings on restricted stock units	(355)	(133)
Deferred taxes	—	32
Amortization of acquired intangible assets	887	893
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(3,569)	8,076
Prepaid expenses and other assets	156	2,170
Accounts payable	312	213
Accrued compensation and related benefits	(632)	(1,381)
Taxes payable and other accrued liabilities	(1,496)	(799)
Deferred revenues	88	176
Billings in excess of recognized revenues	(1,263)	49
Net cash used in operating activities	(2,371)	(1,416)
Investing activities:
Maturities and sales of available-for-sale securities	—	7,053
Purchases of property and equipment	(59)	(266)
Net cash provided by (used in) investing activities	(59)	6,787
Financing activities:
Proceeds from exercise of stock options	50	—
Proceeds from Employee Stock Purchase Plan	411	417
Principal payments on long-term obligations	(60)	(80)
Net cash provided by financing activities	401	337
Effect of exchange rate changes on cash and cash equivalents	(778)	(1,029)
Net increase (decrease) in cash and cash equivalents	(2,807)	4,679
Cash and cash equivalents, beginning of period	34,899	31,686
Cash and cash equivalents, end of period	$32,092	$36,365

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,086	$679
Interest	$5	$11

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

Revenue Recognition — The Company derives revenues from two sources: Design-to-Silicon-Yield Solutions, which includes Services and Software Licenses, and Gainshare Performance Incentives.

Design-to-Silicon-Yield Solutions — Revenues that are derived from Design-to-Silicon-Yield solutions come from services and software licenses. The Company recognizes revenues for each element of Design-to-Silicon-Yield solutions as follows:

Services — The Company generates a significant portion of its Design-to-Silicon-Yield solutions revenues from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require reliable estimation of costs to perform obligations and the overall scope of each engagement. Revenues under contracts for solution implementation services are recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. Losses on solution implementation contracts are recognized in the period when they become probable. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated.

On occasion, the Company licenses its software products as a component of its fixed-price service contract. In such instances, the software products are licensed to customers over a specified term of the agreement with support and maintenance to be provided over the license term.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for multiple-deliverable revenue arrangements to:

•        provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•        require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

•        eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The Company elected to early adopt this accounting standard on April 1, 2010 on a prospective basis for applicable transactions originating or materially modified after January 1, 2010.

This guidance does not generally change the accounting for the Company’s software transactions. It only affects revenue arrangements that include both solution implementation services and software products. The amount of product and service revenue recognized in a given period is affected by the Company’s judgment as to whether an arrangement includes multiple deliverables and, if so, its determination of the fair value of each deliverable. In general, VSOE does not exist for the Company’s solution implementation services and software products. Because its services and products include its unique technology, the Company is not able to determine TPE. Therefore, the Company will use ESP in its allocation of arrangement consideration. In determining ESP, the Company applies significant judgment as it weighs a variety of factors, based on the facts and circumstances of the arrangement. The Company typically arrives at an ESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting.

After fair value is established for each deliverable, the total transaction amount is allocated to each deliverable based upon its fair value. Fees allocated to solution implementation services are recognized using the cost-to-cost percentage of completion method of contract accounting. Fees allocated to software and related support and maintenance are recognized under software revenue recognition guidance.

Prior to the adoption of this new accounting standard, under these arrangements, where VSOE existed for the support and maintenance element, the support and maintenance revenue was recognized separately over the term of the supporting period and the remaining fee was recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. Whereas VSOE did not exist to allocate a portion of the total fixed-price to the undelivered elements, revenue was recognized for the total fixed-price as the lesser of either the percentage of completion method of contract accounting or ratably over the longer of either the term of the agreement or the support period.

The adoption of this new accounting standard increased total revenues for the second quarter of 2010 by approximately $2.1 million and had no impact on revenue recognized for the first quarter of 2010, as shown in the following table (in thousands). Due to the nature of the arrangements, the Company is currently unable to determine the impact of the adoption of this new standard on future revenues.

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	As Reported	Pro Forma Basis as if the Previous Accounting Guidance were in Effect	As Reported	Pro Forma Basis as if the Previous Accounting Guidance were in Effect
Total revenues	$15,352	$13,250	$30,604	$28,502

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

2. RECENT ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

In October 2009, the FASB issued an Accounting Standards Update (“ASU”) on software revenue recognition in relation to revenue arrangements that include software elements. This standard removes from the scope of software revenue recognition accounting, revenue arrangements for tangible products that contain both software and non-software components that function together to deliver the tangible products’ essential functionality. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Effective April 1, 2010, the Company elected to early adopt this standard with prospective application. The adoption of this standard will not have a material impact on the Company’s financial results and position.

In October 2009, the FASB issued an ASU on revenue recognition in relation to multiple-deliverable revenue arrangements. This update provides guidance on accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments in this update will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Effective April 1, 2010, the Company elected to early adopt this standard with prospective application. Refer to Note 1 “Basis of Presentation” to the Condensed Consolidated Financial Statements for further discussion of the impact of the early adoption of this standard on the Company’s financial results and position.

Effective January 1, 2010, the Company adopted FASB’s amendment to an ASU which requires additional fair value disclosures.  This amendment requires disclosures in relation to inputs and valuation techniques used to measure fair value as well as disclosures in relation to significant transfers, beginning in the first quarter of 2010. Additionally, this amendment requires the presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The adoption of this standard did not have a material impact on the Company’s financial results and position.

3. INVESTMENTS

The following table summarizes the Company’s investments at June 30, 2010 and December 31, 2009 (in thousands):

	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
Auction-rate securities	$1,000	$—	$(282)	$718
Included in non-current investments				$718

As of June 30, 2010 and December 31, 2009, the Company’s investments consisted entirely of auction-rate securities. Please refer to Note 12 “Fair Value” for further discussion of auction-rate securities.

4. ACCOUNTS RECEIVABLE

Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $7.4 million and $6.4 million as of June 30, 2010 and December 31, 2009, respectively.

5. ACQUIRED INTANGIBLE ASSETS

Impairment on acquired intangible assets is evaluated when indicators of impairment exist. Acquired intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. During the six months ended June 30, 2010, there were no indicators of impairment related to the Company’s intangible assets.

The following table provides information relating to the intangible assets as of June 30, 2010 and December 31, 2009 (in thousands):

Acquired Identifiable Intangible	Amortization Period (Years)	June 30, 2010 Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	June 30, 2010 Net Carrying Amount
Acquired technology	4-5	$11,800	$(10,347)	$—	$1,453
Brand name	4	510	(486)	—	24
Customer relationships and backlog	1-6	3,420	(3,125)	—	295
Patents and applications	7	1,400	(1,111)	—	289
Other acquired intangibles	4	255	(277)	22	—
Total		$17,385	$(15,346)	$22	$2,061

Acquired Identifiable Intangible	Amortization Period (Years)	December 31, 2009 Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	December 31, 2009 Net Carrying Amount
Acquired technology	4-5	$11,800	$(9,630)	$—	$2,170
Brand name	4	510	(452)	—	58
Customer relationships and backlog	1-6	3,420	(3,061)	—	359
Patents and applications	7	1,400	(1,074)	—	326
Other acquired intangibles	4	287	(258)	12	41
Total		$17,417	$(14,475)	$12	$2,954

The Company expects the annual amortization of acquired intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2010 (remaining six-month period)	$692
2011	830
2012	435
2013	74
2014	30
Total	$2,061

6. STOCKHOLDERS’ EQUITY

Stock-based compensation is estimated at the grant date based on an award’s fair value and is recognized on a straight-line basis over the vesting period of the stock purchase rights or stock options, as applicable, generally four years. Stock-based compensation expenses before taxes related to the Company’s employee stock purchase plan and stock-option plans were allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of design-to-silicon yield-solutions	$439	$444	$1,041	$833
Research and development	349	404	696	752
Selling, general and administrative	682	477	1,238	876
Stock-based compensation expenses	$1,470	$1,325	$2,975	$2,461

The Company estimated the fair value of share-based awards granted during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

Stock Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected life (in years)	5.24	5.16	5.24	5.16
Volatility	61.9%	61.7%	62.4%	61.3%
Risk-free interest rate	1.95%	3.16%	2.10%	2.03%
Expected dividend	—	—	—	—
Weighted average fair value per share of options granted during the period	$2.52	—	$2.35	$0.57

Employee Stock Purchase Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected life (in years)	1.25	1.25	1.25	1.25
Volatility	65.6%	80.1%	69.8%	79.9%
Risk-free interest rate	0.49%	1.22%	0.54%	1.25%
Expected dividend	—	—	—	—
Weighted average fair value per share of employee stock issued during the period	$1.71	$0.73	$1.52	$0.77

On June 30, 2010, the Company has in effect the following stock-based compensation plans:

Stock Plans — During 2001, the Company terminated the 1996 and 1997 Stock Plans as to future option grants, and adopted the 2001 Stock Plan. Under the 2001 Stock Plan, on January 1 of each year, starting with year 2002, the number of shares in the reserve will increase by the lesser of (1) 3,000,000 shares, (2) 5% of the outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. Under the 2001 Stock Plan, the Company may grant stock purchase rights and stock options to purchase shares of common stock to employees, directors and consultants. The exercise price for stock options must generally be not less than the fair market value on the date of grant for incentive stock options and not less than 85% of fair market value on the date for non-statutory stock options. Stock options generally expire ten years from the date of grant and become vested and exercisable ratably over a four-year period.

Stock option activity under the Company’s plans during the six months ended June 30, 2010 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2010	3,849	$6.41
Granted	291	4.41
Exercised	(24)	2.12
Canceled	(124)	4.65
Expired	(57)	9.54
Outstanding, June 30, 2010	3,935	6.30	7.67	$1,972
Vested and expected to vest, June 30, 2010	3,531	6.55	7.49	$1,659
Exercisable, June 30, 2010	1,543	9.47	5.36	$129

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $4.80 as of June 30, 2010, which would have been received by the option holders had all “in-the-money” option holders exercised their options as of that date. The total intrinsic value of options exercised during the six months ended June 30, 2010 was $64,000.

As of June 30, 2010, there was $4.3 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.9 years. The total fair value of options vested during the six months ended June 30, 2010 was $486,000.

Nonvested restricted stock units activity during the six months ended June 30, 2010 was as follows:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2010	979	$6.84
Granted	28	3.96
Vested	(228)	6.07
Forfeited	(60)	5.94
Nonvested, June 30, 2010	719	7.19

As of June 30, 2010, there was $3.8 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 1.8 years. The total compensation expense related to shares vested during the six months ended June 30, 2010 was $1.6 million.

Employee Stock Purchase Plan — In July 2001, the Company adopted an Employee Stock Purchase Plan (“Purchase Plan”), under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month offering period. Under the Purchase Plan, on January 1 of each year, starting with 2002, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. For the six months ended June 30, 2010, the Purchase Plan compensation expense was $95,000.

Stock Repurchase Program — On March 26, 2003, the Company’s Board of Directors approved a share repurchase program to purchase up to $10.0 million of its outstanding common stock. The program was completed in August 2007 with 988,000 shares repurchased at the average price of $10.12 per share. On October 29, 2007, the Board of Directors approved a new program to repurchase up to an additional $10.0 million of the Company’s common stock on the open market. The right to repurchase stock under this program will expire on October 29, 2010. As of June 30, 2010, 2.6 million shares have been repurchased at the average price of $3.45 per share under this program and $930,000 remained available for future repurchases.

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

For the plan announced on October 28, 2008, the Company recorded restructuring charges of $6.4 million, primarily consisting of employee severance costs of $4.5 million and facility exit costs of $1.8 million. Of the $6.4 million, a credit of $32,000 was recorded during the six months ended June 30, 2010. The following table summarizes the activities of these restructuring liabilities (in thousands):

Restructuring Announced on October 28, 2008	Severance	Facility Exit	Professional and Other Fees	Total
Balances, January 1, 2008	$—	$—	$—	$—
Restructuring charges (credits)	909	1,251	36	2,196
Adjustment of deferred rent	—	(266)	—	(266)
Non-cash adjustment	36	266	—	302
(Payments) refunds	(85)	(143)	(5)	(233)
Balances, December 31, 2008	860	1,108	31	1,999
Restructuring charges (credits)	3,515	783	214	4,512
(Payments) refunds	(4,151)	(558)	(183)	(4,892)
Balances, December 31, 2009	224	1,333	62	1,619
Restructuring charges (credits)	53	19	(104)	(32)
(Payments) refunds	(162)	(321)	42	(441)
Balances, June 30, 2010	$115	$1,031	$—	$1,146

As of June 30, 2010, of the remaining accrual of $1.1 million, $601,000 was included in accrued liabilities and $545,000 was included in long-term other liabilities. Accrued severance of $115,000 is expected to be paid out in the three months ending September 30, 2010. Accrued facility exit costs will be paid in accordance with the lease payment schedule through 2013.

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

The Company classifies its liabilities related to unrecognized tax benefits as long-term. The Company includes interest and penalties related to unrecognized tax benefits within its income tax provision. As of June 30, 2010 and December 31, 2009, the Company had $492,000 and $539,000, respectively, accrued for payment of interest and penalties related to unrecognized tax benefits.

Income tax provision for the three and six months ended June 30, 2010 was $275,000 and $776,000, respectively, primarily consisting of foreign withholding taxes and changes in unrecognized tax benefits. Income tax provision for the three and six months ended June 30, 2009 was $322,000 and $586,000, respectively, primarily consisting of foreign withholding taxes and statutory taxes associated with our foreign subsidiaries.

The Company’s total amount of unrecognized tax benefits as of June 30, 2010 was $8.8 million, of which $3.2 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits as of December 31, 2009 was $8.3 million, of which $2.7 million, if recognized, would affect the Company’s effective tax rate. As of June 30, 2010, the Company has recognized a net amount of $3.2 million as long-term taxes payable for unrecognized tax benefits in its condensed consolidated balance sheet. The Company does not believe that it is reasonably possible that the change in unrecognized tax benefits over the next twelve months will materially impact its results of operations and financial position.

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

9. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding for the period (excluding outstanding stock options and shares subject to repurchase). Diluted net income (loss) per share reflects the weighted average common shares outstanding plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases where the effect would be anti-dilutive. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$317	$(6,638)	$21	$(13,959)
Weighted average common shares outstanding — basic	27,118	26,328	27,024	26,210
Dilutive effect of employee equity plan	239	—	258	—
Weighted average common shares outstanding — diluted	27,357	26,328	27,282	26,210
Net income (loss) per share:
Basic	$0.01	$(0.25)	$0.00	$(0.53)
Diluted	$0.01	$(0.25)	$0.00	$(0.53)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Outstanding options	3,742	4,249	3,695	4,310
Nonvested restricted stock units	346	588	364	712
Total	4,088	4,837	4,059	5,022

10. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$317	$(6,638)	$21	$(13,959)
Unrealized loss on investments, net of income tax effects	—	(24)	—	(61)
Foreign currency translation adjustments, net of income tax effects	(482)	226	(777)	(1,041)
Comprehensive loss	$(165)	$(6,436)	$(756)	$(15,061)

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Customer	2010	2009		2010	2009
A	31%	12%		23%	10%
B	15%	*	%	17%	*	%
C	13%	22%		12%	26%
D	10%	*	%	10%	*	%

*  represents less than 10%

The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	June 30, 2010	December 31, 2009
A	21%	10%
B	24%	16%
C	16%	16%
D	* %	14%
E	12%	11%
F	12%	* %
G	* %	10%

*  represents less than 10%

Revenues from customers by geographic area are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Asia	$11,273	$5,586	$21,570	$11,044
United States	2,602	2,978	5,983	7,044
Europe	1,477	1,019	3,051	1,685
Total	$15,352	$9,583	$30,604	$19,773

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$25,273	$25,273	$—	$—
Auction-rate securities	718	—	—	718
Total	$25,991	$25,273	$—	$718

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$25,250	$25,250	$—	$—
Auction-rate securities	718	—	—	718
Total	$25,968	$25,250	$—	$718

The Company holds investments in auction-rate securities (“ARS”), which are variable rate debt instruments whose interest rates are reset through a “dutch” auction process at regular intervals, typically every 28 days. All ARS are backed by pools of student loans guaranteed by governmental agencies and private entities, and were rated AAA/Aaa at the date of acquisition. The liquidity and fair value of these securities has been reduced by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies, as evidenced by the rating downgrade of MBIA (bond insurer on one of the Company’s ARS) from Aaa to A2, by Moody’s Investor Services on June 19, 2008. All ARS have failed to sell at auction since February 2008, and as a result, their interest rates were reset to the maximum LIBOR + 150 basis points. The only activity associated with these instruments since February 2008 was the repurchase of $500,000 of ARS at par by issuers. As a result of these auction failures, there was a limited active market with observable prices for these securities as of June 30, 2010; therefore, the Company computed the fair value of these securities based on a discounted cash flow model, using significant level 3 inputs, to take into account the lack of liquidity. The Company does not believe that the student loans backing these securities, the principal of these assets, is at risk. Furthermore, the Company intends to hold these securities until the credit markets recover and these securities resume pricing at or near par. It is not currently more likely than not that the Company will be required to sell the securities before recovery of the principal. As a result, the Company recorded a temporary impairment to other comprehensive income and classified these securities as non-current investments. The valuation may be revised in future periods as market conditions evolve.

There was no change in the beginning and ending balance of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2010.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target” or “continue,” the negative effect of terms like these or other similar expressions. Any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, which may be provided by us are also forward-looking statements. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth at the end of Item 1A in our Annual Report on Form 10-K/A for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 16, 2010.

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

Industry Trend

Subject to the current general economic environment, demand for consumer electronics and communications devices continues to drive technological innovation in the semiconductor industry as the need for products with greater performance, lower power consumption, reduced costs and smaller size continues to grow with each new product generation. In addition, advances in computing systems and mobile devices have fueled demand for higher capacity memory chips. To meet these demands, IC manufacturers and designers are constantly challenged to improve the overall performance of their ICs by designing and manufacturing ICs with more embedded applications to create greater functionality while lowering cost per transistor. As a result, both logic and memory manufacturers have migrated to more and more advanced manufacturing nodes, capable of integrating more devices with higher performance, higher density, and lower power. As this trend continues, companies will continually be challenged to improve process capabilities to optimally produce ICs with minimal random and systematic yield loss, which is driven by the lack of compatibility between the design and its respective manufacturing process. We believe that as volume production of deep submicron ICs continues to grow, the difficulties of integrating IC designs with their respective processes and ramping new manufacturing processes will create a greater need for products and services that address the yield loss and escalating cost issues the semiconductor industry is facing today and will face in the future.

Financial Highlights

Financial highlights for the three months ended June 30, 2010 were as follows:

•         Total revenues for the three months ended June 30, 2010 were $15.4 million, an increase of $5.8 million, or 60%, compared to $9.6 million for the three months ended June 30, 2009. Design-to-Silicon-Yield solutions revenues for the three months ended June 30, 2010 were $10.8 million, an increase of $3.5 million, or 48%, compared to $7.3 million for the three months ended June 30, 2009. The increase in Design-to-Silicon-Yield solutions revenues was primarily the result of increased bookings and the early adoption of a new accounting standard. Gainshare performance incentives revenues for the three months ended June 30, 2010 were $4.5 million, an increase of $2.2 million, or 98%, compared to $2.3 million for the three months ended June 30, 2009. The increase in revenues from Gainshare performance incentives was primarily the result of increased volumes at our customers’ manufacturing facilities.

•         Net income for the three months ended June 30, 2010 was $317,000, compared to a net loss of $6.6 million for the three months ended June 30, 2009. The increase in net income was primarily attributable to significant increases in revenues and decreases in operating expenses as the result of our cost control efforts.

•         Net income per basic and diluted share was $0.01 for the three months ended June 30, 2010 compared to a net loss of $0.25 for the three months ended June 30, 2009, a change of $0.26 per basic and diluted share.

Financial highlights for the six months ended June 30, 2010 were as follows:

•         Total revenues for the six months ended June 30, 2010 were $30.6 million, an increase of $10.8 million, or 55%, compared to $19.8 million for the six months ended June 30, 2009. Design-to-Silicon-Yield solutions revenues for the six months ended June 30, 2010 were $21.2 million, an increase of $6.1 million, or 41%, compared to $15.1 million for the six months ended June 30, 2009. The increase in Design-to-Silicon-Yield solutions revenues was primarily the result of increased bookings, and to a lesser extent the early adoption of a new accounting standard. Gainshare performance incentives revenues for the six months ended June 30, 2010 were $9.4 million, an increase of $4.7 million, or 100%, compared to $4.7 million for the six months ended June 30, 2009.  The increase was primarily due to increased volumes at some of our customers’ manufacturing facilities.

•         Net income for the six months ended June 30, 2010 was $21,000 compared to a net loss of $14.0 million for the six months ended June 30, 2009. The change to net income was primarily attributable to significant increases in revenues and decreases in operating expenses as the result of our cost control efforts.

•         Net income per basic and diluted share was $0.00 for the six months ended June 30, 2010 compared to a net loss per basic and diluted share of $0.53 for the six months ended June 30, 2009, a change of $0.53 per basic and diluted share.

Critical Accounting Policies

Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2009, includes a summary of the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods that we use.

General

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The most significant estimates and assumptions relate to revenue recognition, software development costs, recoverability of acquired intangible assets, estimated useful lives of acquired intangibles, the realization of deferred tax assets, and stock based compensation. Actual amounts may differ from such estimates under different assumptions or conditions.

Revenue Recognition

We derive revenues from two sources: Design-to-Silicon-Yield Solutions, which include Services and Software Licenses, and Gainshare Performance Incentives.

Design-to-Silicon-Yield Solutions — Revenues that are derived from Design-to-Silicon-Yield solutions comes from services and software licenses. We recognize revenues for each element of Design-to-Silicon-Yield solutions as follows:

Services — We generate a significant portion of our Design-to-Silicon-Yield solutions revenues from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require reliable estimation of cost to perform obligations and overall scope of each engagement. Revenue under contracts for solution implementation services is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. Losses on solution implementation contracts are recognized in the period when they become probable. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contract was executed. Any such reductions in contract margin could have a material negative impact on our operating results.

On occasion, we have licensed our software products as a component of our fixed price services contracts. In such instances, the software products are licensed to customers over a specified term of the agreement with support and maintenance to be provided over the license term.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for multiple-deliverable revenue arrangements to:

•        provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•        require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

•        eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We elected to early adopt this accounting standard on April 1, 2010 on a prospective basis for applicable transactions originating or materially modified after January 1, 2010.

The amount of product and service revenue recognized in a given period is affected by our judgment as to whether an arrangement includes multiple deliverables and, if so, our determinations of the fair value of each deliverable. In general, VSOE does not exist for our solution implementation services and software products. Because our services and products include our unique technology, we are not able to determine TPE. Therefore, we will use ESP in our allocation of arrangement consideration. In determining ESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. We typically arrive at an ESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting.

After fair value is established for each deliverable, the total transaction amount is allocated to each deliverable based upon its fair value. Fees allocated to solution implementation services are recognized using the cost-to-cost percentage of completion method of contract accounting. Fees allocated to software and related support and maintenance are recognized under software revenue recognition guidance.

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

Intangible Assets

As of June 30, 2010, and December 31, 2009, the recorded value of our intangible assets was $2.1 million and $3.0 million, respectively. Impairment on acquired intangible assets is evaluated when indicators of impairment exist. In assessing the valuation and recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows to be derived from the acquired assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets, which would have a material adverse effect on our operating results. During the six months ended June 30, 2010, there were no indicators of impairment related to our intangible assets.

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

Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on an award’s fair value and is recognized on a straight-line basis over the vesting periods of the stock purchase rights and stock options, as applicable, generally four years. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Design-to-silicon-yield solutions	70%	76%	69%	76%
Gainshare performance incentives	30	24	31	24
Total revenues	100%	100%	100%	100%
Costs of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	39	51	40	56
Amortization of acquired technology	2	4	2	4
Total costs of design-to-silicon-yield solutions	41	55	42	60
Gross Profit	59	45	58	40
Operating expenses:
Research and development	28	53	27	55
Selling, general and administrative	29	43	30	43
Amortization of other acquired intangible assets	1	1	—	1
Restructuring charges (credits)	—	12	—	9
Total operating expenses	58	109	57	108
Income (loss) from operations	1	(64)	1	(68)
Interest and other income (expense), net	3	(2)	2	—
Income (loss) before taxes	4	(66)	3	(68)
Income tax provision	2	3	3	3
Net income (loss)	2%	(69)%	—%	(71)%

Comparison of the Three Months Ended June 30, 2010 and 2009

					Three Months Ended June 30,
Revenues	Three Months Ended June 30,		$	%	2010 % of	2009 % of
(In thousands, except for percentages)	2010	2009	Change	Change	Revenues	Revenues

Design-to-silicon-yield solutions	$10,814	$7,292	$3,522	48%	70%	76%
Gainshare performance incentives	4,538	2,291	2,247	98%	30%	24%
Total	$15,352	$9,583	$5,769	60%	100%	100%

Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenues are derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-Silicon-Yield solutions revenues increased $3.5 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to an increase of $3.9 million in fixed fee integrated solutions, partially offset by a decrease of $493,000 in software and software related services. The increase was primarily the result of increased bookings and the early adoption of an accounting standard that enables companies to account for products or services separately rather than as a combined unit in the second quarter of 2010. We booked two new fixed-price solution implementation service contracts and one extension to an existing service contract during the three months ended June 30, 2010, as compared to one new service contract and one extension to an existing service contract during the three months ended June 30, 2009.  Our Design-to-Silicon-Yield Solutions revenue may fluctuate in the future and is dependent on a number of factors including our ability to obtain new customers at emerging technology nodes.

Gainshare Performance Incentives. Gainshare performance incentives revenues represent profit sharing and performance incentives earned based upon our customers reaching certain defined operational levels. Revenues derived from gainshare performance incentives increased $2.2 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to increases in wafer volumes at some of our customer sites. The revenues from gainshare performance incentives were generated from five customers and six engagements for the three months ended June 30, 2010 and six customers and seven engagements for the three months ended June 30, 2009. Our gainshare performance incentives revenues may continue to fluctuate from period to period. Gainshare performance incentives revenues are dependent on many factors that are outside our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers, and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing provisions for gainshare performance incentives.

					Three Months Ended June 30,
Costs of Design-to-Silicon-Yield Solutions	Three Months Ended June 30,		$	%	2010 % of	2009 % of
(In thousands, except for percentages)	2010	2009	Change	Change	Revenues	Revenues

Direct costs of design-to-silicon-yield solutions	$5,928	$4,863	$1,065	22%	39%	51%
Amortization of acquired technology	360	360	—	—	2%	4%
Total	$6,288	$5,223	$1,065	20%	41%	55%

Costs of Design-to-Silicon-Yield Solutions. Costs of Design-to-Silicon-Yield solutions consist of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization of acquired technology.

Direct Costs of Design-to-Silicon-Yield Solutions.  Direct costs of Design-to-Silicon-Yield solutions consist of services costs and software license costs. Services costs consist of material, labor, overhead costs, and stock-based compensation charges associated with solution implementations. Costs include purchased materials, employee compensation and related benefits, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products and expenses incurred to produce and distribute our product documentation. Direct costs of Design-to-Silicon-Yield solutions increased $1.1 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to an increase of $230,000 in travel expenses and an increase of $221,000 in the deployment of our pdFasTest products.  The direct costs of Design-to-Silicon-Yield solutions decreased as a percentage of revenues in the three months ended June 30, 2010 to 39%, compared to 51% in the three months ended June 30, 2009, primarily due to a significant increase in revenues, as our costs are relatively fixed in nature. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contracts were executed. Any such reductions in contract margin could have a material negative impact on our operating results.

Amortization of Acquired Technology. Amortization of acquired technology consists of amortization of intangible assets acquired as a result of certain business combinations. Amortization of acquired technology was $360,000 for each of the three months ended June 30, 2010 and 2009. We anticipate amortization of acquired technology to be $566,000 for the remaining six months in 2010, $626,000 in 2011 and $261,000 in 2012.

					Three Months Ended June 30,
Research and Development	Three Months Ended June 30,		$	%	2010 % of	2009 % of
(In thousands, except for percentages)	2010	2009	Change	Change	Revenues	Revenues

Research and development	$4,335	$5,069	$(734)	(14)%	28%	53%

Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations, and stock-based compensation charges. Research and development expenses decreased $734,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to a decrease of $522,000 in personnel expenses and a decrease of $218,000 in the use of outside services, both the result of our cost control efforts. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects.

					Three Months Ended June 30,
Selling, General and Administrative	Three Months Ended June 30,		$	%	2010 % of	2009 % of
(In thousands, except for percentages)	2010	2009	Change	Change	Revenues	Revenues

Selling, general and administrative	$4,492	$4,108	$384	9%	29%	43%

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased $384,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to increases in legal fees. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

					Three Months Ended June 30,
Amortization of Other Acquired Intangible Assets	Three Months Ended June 30,		$	%	2010 % of	2009 % of
(In thousands, except for percentages)	2010	2009	Change	Change	Revenues	Revenues

Amortization of other acquired intangible assets	$82	$87	$(5)	(6)%	1%	1%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets remained flat for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. We anticipate amortization of other acquired intangible assets to be $126,000 in the remaining six months in 2010, $204,000 in 2011, $174,000 in 2012 and $105,000 in 2013 and thereafter.

					Three Months Ended June 30,
Restructuring Charges (Credits)	Three Months Ended June 30,		$	%	2010 % of	2009 % of
(In thousands, except for percentages)	2010	2009	Change	Change	Revenues	Revenues

Restructuring charges (credits)	$(33)	$1,202	$(1,235)	(103)%	—%	12%

Restructuring Charges (Credits).  Restructuring charges (credits) for the three months ended June 30, 2010 decreased $1.2 million compared to the three months ended June 30, 2009. Restructuring credits for the three months ended June 30, 2010 consisted primarily of a credit related to a change in our estimate of severance costs. Restructuring charges for the three months ended June 30, 2009 consisted primarily of severance costs and were the result of our cost control efforts.

					Three Months Ended June 30,
Interest and Other Income (Expense), net	Three Months Ended June 30,		$	%	2010 % of	2009 % of
(In thousands, except for percentages)	2010	2009	Change	Change	Revenues	Revenues

Interest and other income (expense), net	$404	$(210)	$614	292%	3%	(2)%

Interest and Other Income (Expense), net. Interest and other income (expense), net changed by $614,000 for the three months ended June 30, 2010 compared to interest and other income (expense), net of $210,000 for the three months ended June 30, 2009, primarily due to increase in gains on foreign currency exchange associated with intercompany payments to fund our foreign operations. We anticipate interest and other income will fluctuate in future periods as a result of our projected use of cash.

					Three Months Ended June 30,
Income Tax Provision	Three Months Ended June 30,		$	%	2010 % of	2009 % of
(In thousands, except for percentages)	2010	2009	Change	Change	Revenues	Revenues

Income tax provision	$275	$322	$(47)	(15)%	2%	3%

Income Tax Provision.  Income tax provision decreased $47,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Income tax provision for the three months ended June 30, 2010 primarily consisted of foreign withholding taxes.  Income tax provision for the three months ended June 30, 2009 primarily consisted of foreign withholding taxes and statutory taxes associated with our foreign subsidiaries.

Comparison of the Six Months Ended June 30, 2010 and 2009

					Six Months Ended June 30,
Revenues	Six Months Ended June 30,		$	%	2010 % of	2009 % of
(In thousands, except for percentages)	2010	2009	Change	Change	Revenues	Revenues

Design-to-silicon-yield solutions	$21,231	$15,086	$6,145	41%	69%	76%
Gainshare performance incentives	9,373	4,687	4,686	100%	31%	24%
Total	$30,604	$19,773	$10,831	55%	100%	100%

Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenues increased $6.1 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to increase in fixed fee integrated solutions. We booked four new fixed-price solution implementation service contracts and two extensions to existing service contracts during the six months ended June 30, 2010, as compared to one new service contract and two extensions to existing service contracts during the six months ended June 30, 2009.

Gainshare Performance Incentives. Revenues derived from gainshare performance incentives increased $4.7 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to increases in wafer volumes at some of our customer sites. Revenues derived from gainshare performance incentives were generated from six customers and seven engagements for the six months ended June 30, 2010 and six customers and eight engagements for the six months ended June 30, 2009.

					Six Months Ended June 30,
					2010	2009
Costs of Design-to-Silicon-Yield Solutions	Six Months Ended June 30,		$	%	% of	% of
(In thousands, except for percentages)	2010	2009	Change	Change	Revenues	Revenues

Direct costs of design-to-silicon-yield solutions	$12,250	$11,153	$1,097	10%	40%	56%
Amortization of acquired technology	719	719	—	—%	2	4
Total	$12,969	$11,872	$1,097	9%	42%	60%

Costs of Design-to-Silicon-Yield Solutions.

Direct Costs of Design-to-Silicon-Yield Solutions.  Direct costs of Design-to-Silicon-Yield solutions increased $1.1 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to an increase of $532,000 in the deployment of our pdFasTest products and an increase of $318,000 in travel expenses.  The direct costs of Design-to-Silicon-Yield solutions decreased as a percentage of revenues in the six months ended June 30, 2010 to 40%, compared to 56% in the six months ended June 30, 2009, primarily due to a significant increase in revenues as our costs are relatively fixed in nature.

Amortization of Acquired Technology. Amortization of acquired technology was $719,000 for each of the six months ended June 30, 2010 and 2009.

					Six Months Ended June 30,
					2010	2009
Research and Development	Six Months Ended June 30,		$	%	% of	% of
(In thousands, except for percentages)	2010	2009	Change	Change	Revenues	Revenues

Research and development	$8,297	$10,858	$(2,561)	(24)%	27%	55%

Research and Development.  Research and development expenses decreased $2.6 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to a decrease of $1.5 million in personnel expenses and a decrease of $634,000 in the use of outside services, both the results of our cost control efforts.

					Six Months Ended June 30,
					2010	2009
Selling, General and Administrative	Six Months Ended June 30,		$	%	% of	% of
(In thousands, except for percentages)	2010	2009	Change	Change	Revenues	Revenues

Selling, general and administrative	$9,071	$8,521	$550	6%	30%	43%

Selling, General and Administrative. Selling, general and administrative expenses increased $550,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to increases in legal fees.

					Six Months Ended June 30,
					2010	2009
Amortization of Other Acquired Intangible Assets	Six Months Ended June 30,		$	%	% of	% of
(In thousands, except for percentages)	2010	2009	Change	Change	Revenues	Revenues

Amortization of other acquired intangible assets	$168	$174	$(6)	(3)%	—%	1%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets for the six months ended June 30, 2010 decreased $6,000 compared to the six months ended June 30, 2009.

					Six Months Ended June 30,
					2010	2009
Restructuring Charges (Credits)	Six Months Ended June 30,		$	%	% of	% of
(In thousands, except for percentages)	2010	2009	Change	Change	Revenues	Revenues

Restructuring charges (credits)	$(32)	$1,835	$(1,867)	(102)%	—%	9%

Restructuring Charges (Credits). Restructuring charges (credits) for the six months ended June 30, 2010 changed by $1.9 million compared to the six months ended June 30, 2009.  Restructuring credits for the six months ended June 30, 2010 consisted primarily of a credit of severance costs. Restructuring charges for the six months ended June 30, 2009 consisted primarily of employee severance costs as the result of our cost control efforts.

					Six Months Ended June 30,
					2010	2009
Interest and Other Income, net	Six Months Ended June 30,		$	%	% of	% of
(In thousands, except for percentages)	2010	2009	Change	Change	Revenues	Revenues

Interest and other income, net	$666	$114	$552	484%	2%	—%

Interest and Other Income, net. The increase in interest and other income, net of $552,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to an increase of $730,000 in gains on foreign currency exchange associated with intercompany payments to fund our foreign operations, partially offset by a decrease of $177,000 in interest income from lower average cash and cash equivalent and investments balances coupled with lower interest rates.

					Six Months Ended June 30,
					2010	2009
Income Tax Provision	Six Months Ended June 30,		$	%	% of	% of
(In thousands, except for percentages)	2010	2009	Change	Change	Revenues	Revenues

Income tax provision	$776	$586	$190	32%	3%	3%

Income Tax Provision. Income tax provision increased $190,000 for the six months ended June 30, 2010 to $776,000 as compared to the income tax provision of $586,000 for the six months ended June 30, 2009. Income tax provision for the six months ended June 30, 2010 primarily consisted of foreign withholding taxes and changes in unrecognized tax benefits. Income tax provision for the six months ended June 30, 2009 primarily consisted of foreign withholding taxes and statutory taxes associated with our foreign subsidiaries.

Liquidity and Capital Resources

Operating Activities

Cash flows from operating activities consist of net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities was $2.4 million for the six months ended June 30, 2010, an increase of $1.0 million compared to $1.4 million for the six months ended June 30, 2009, primarily due to changes in accounts receivable and prepaid expenses and other assets, partially offset by the generation of net income.

Accounts receivable increased $3.6 million during the six months ended June 30, 2010 compared to a decrease of $8.1 million during the six months ended June 30, 2009. The increase in accounts receivable during the six months ended June 30, 2010 was primarily due to increased revenues and the timing of billing milestones and payments received. The decrease in accounts receivable during the six months ended June 30, 2009 was primarily due to declines in revenues and the timing of billing milestones and payments received. Prepaid expenses and other assets decreased $156,000 during the six months ended June 30, 2010 compared to $2.2 million during the six months ended June 30, 2009. The decrease in prepaid expenses and other assets during the six months ended June 30, 2010 was primarily due to the collection of income tax refunds, partially offset by the purchases of software license rights.

Investing Activities

Cash flows from investing activities consist of proceeds from investment maturities and sales, offset by payments for investments acquired and payments for capital expenditures. Net cash used in investing activities was $59,000 for the six months ended June 30, 2010, compared to net cash provided by investing activities of $6.8 million for the six months ended June 30, 2009. There were no investment maturities and sales during the six months ended June 30, 2010, whereas proceeds from investment maturities and sales were $7.1 million during the six months ended June 30, 2009.

Financing Activities

Cash flows from financing activities consist primarily of proceeds from sales of shares through employee equity incentive plans, offset by principal payments on long-term obligations. Net cash provided by financing activities was $401,000 for the six months ended June 30, 2010, an increase of $64,000 compared to $337,000 for the six months ended June 30, 2009.

Liquidity

As of June 30, 2010, our working capital, defined as total current assets less total current liabilities, was $48.3 million, compared with $45.2 million as of December 31, 2009. Cash and cash equivalents were $32.1 million as of June 30, 2010, a decrease of $2.8 million, compared to $34.9 million as of December 31, 2009. The decrease in cash and cash equivalents was primarily attributable to the timing of billing and payments received. We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to repurchase common stock, fund potential investments in, or acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.

As of June 30, 2010, our non-current investments included auction-rate securities with a fair value of $718,000. The auction-rate securities are measured at fair value using significant unobservable inputs (Level 3 inputs) and accounted for approximately 3% of total assets that are measured at fair value on a recurring basis. See Note 12 to “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q for further discussion.

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities. As of June 30, 2010, other than Euro and Japanese Yen denominated receivables and payables, we had no foreign currency contracts outstanding.

The following table summarizes our known contractual obligations (in thousands):

Contractual obligations	2010 (six months Remaining)	2011-2012	2013-2014	Total
Debt principal (1)	$49	$99	$—	$148
Debt interest	3	3	—	6
Operating lease obligations	1,523	5,077	1,777	8,377
Total (2)	$1,575	$5,179	$1,777	$8,531

(1)       Amount represents the repayment of a 400,000 Euros loan with a variable interest rate based on the EURIBOR plus 160 basis points.

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

Interest Rate Risk. As of June 30, 2010, we had cash and cash equivalents of $32.1 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We had no exposure to interest rate risk as of June 30, 2010 as our short-term investment portfolio consisted entirely of money market instruments. Declines in interest rates over time will result in decreased interest income.

As of June 30, 2010, we held auction-rate securities (“ARS”) with a par value of $1.0 million. ARS are variable rate debt instruments whose interest rates are reset through a “dutch” auction process at regular intervals, typically every 28 days. A portion of these securities are insured by third party bond insurers and are collateralized by student loans guaranteed by governmental agencies and private entities. The liquidity of the securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. All of our ARS have failed to sell at auction since February 2008 due to an insufficient number of bidders. The only activity associated with these instruments since February 2008 was the repurchase of $500,000 of ARS at par by issuers. We do not believe that the student loans backing these securities, the principal of these assets, is at risk. Furthermore, we intend to hold these securities until the credit markets recover and these securities resume pricing at or near par and it is not more likely than not that we will be required to sell the securities before recovery of the principal. We reviewed the value of these securities for impairment as of June 30, 2010, and concluded that these securities continued to be temporarily impaired. During the year ended December 31, 2009, there was an unrealized loss of $282,000 recorded as a component of accumulated other comprehensive income related to these auction-rate securities. There was no additional impairment recorded during the six months ended June 30, 2010. In future periods, the estimated fair value of our ARS could decline further based on market conditions, which could result in additional impairment.

Foreign Currency and Exchange Risk. Certain of our payables and receivables are denominated in a currency other than the functional currency of the entity. Therefore, a portion of our operating expenditures is subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates as of June 30, 2010 would result in a loss of approximately $1.1 million. As of June 30, 2010, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

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

In the first quarter ended March 31, 2010, we commenced a process of developing, adopting and implementing policies and procedures to address such material weaknesses including:

•         Establishing a periodic review of our accounting policies regarding contract costs relating to certain revenue contracts to ensure such policies are in accordance with generally accepted accounting principles in the United States.

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

Item 1A. Risk Factors

The Company cautions investors that its financial performance and any forward-looking statement it makes are subject to risks and uncertainties. Various important factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. These factors were disclosed in, but are not limited to, the items within the Company’s most recent Annual Report on Form 10-K/A, Part I, Item 1A. There have not been any subsequent material changes to such risk factors since December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Stock Repurchase. The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended June 30, 2010 (in thousands except per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
Month #4 (April 1, 2010 through April 30, 2010)	—	$—	—	$1,013
Month #5 (May 1, 2010 through May 31, 2010)	1,095	4.95	1,095	$1,008
Month #6 (June 1, 2010 through June 30, 2010)	16,063	4.83	16,063	$930
Total	17,158	$4.84	17,158

(1)     On March 26, 2003, our Board of Directors approved a share repurchase program to purchase up to $10.0 million of our outstanding common stock. The program was completed in August 2007 with 988,000 shares repurchased at the average price of $10.12 per share. On October 29, 2007, the Board of Directors approved a new program to repurchase up to an additional $10.0 million of the Company’s common stock on the open market. The right to repurchase stock under this program will expire on October 29, 2010.  As of June 30, 2010, 2.6 million shares had been repurchased at the average price of $3.45 per share under this program and $930,000 remained available for future repurchases.

Item 6. Exhibits.

Exhibit Number	Description
31.01	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

PDF SOLUTIONS, INC.

Date: August 9, 2010	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2010	By:	/s/ JOY E. LEO
Joy E. Leo
EVP, Chief Administration Officer and Acting Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.01	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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