Form 10-Q
period 2010-09-30
PDF SOLUTIONS INC
filed 2010-11-05
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-31311
________________

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock as of October 29, 2010 was 27,550,263.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2010	December 31, 2009
	(In thousands,
	except par values)
ASSETS
Current assets:
Cash and cash equivalents	$34,565	$34,899
Accounts receivable, net of allowance of $254 in 2010 and 2009	22,990	19,809
Prepaid expenses and other current assets	3,665	3,029
Total current assets	61,220	57,737
Property and equipment, net	949	1,573
Non-current investments	718	718
Intangible assets, net	1,633	2,954
Other non-current assets	673	495
Total assets	$65,193	$63,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$109	$115
Accounts payable	511	959
Accrued compensation and related benefits	3,722	4,438
Taxes payable and other accrued liabilities	2,306	3,502
Deferred revenues	3,188	1,584
Billings in excess of recognized revenues	826	1,953
Total current liabilities	10,662	12,551
Long-term debt	29	117
Long-term income taxes payable	2,948	3,218
Other non-current liabilities	1,436	1,704
Total liabilities	15,075	17,590
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 31,211 at September 30, 2010 and 30,194 at December 31, 2009; shares outstanding 27,550 at September 30, 2010 and 26,651 at December 31, 2009	4	4
Additional paid-in-capital	198,943	194,081
Treasury stock at cost, 3,661 shares at September 30, 2010 and 3,543 shares at December 31, 2009	(19,253)	(18,715)
Accumulated deficit	(130,040)	(130,111)
Accumulated other comprehensive income	464	628
Total stockholders’ equity	50,118	45,887
Total liabilities and stockholders’ equity	$65,193	$63,477

See notes to unaudited condensed consolidated financial statements

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Revenues:
Design-to-silicon-yield solutions	$10,498	$8,439	$31,729	$23,525
Gainshare performance incentives	4,330	5,439	13,703	10,126
Total revenues	14,828	13,878	45,432	33,651

Costs of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	5,790	5,270	18,040	16,423
Amortization of acquired technology	360	360	1,079	1,079
Total costs of design-to-silicon-yield solutions	6,150	5,630	19,119	17,502
Gross profit	8,678	8,248	26,313	16,149

Operating expenses:
Research and development	4,291	4,689	12,588	15,547
Selling, general and administrative	3,228	4,321	12,299	12,842
Amortization of other acquired intangible assets	70	86	238	260
Restructuring charges	375	1,743	343	3,578
Total operating expenses	7,964	10,839	25,468	32,227

Income (loss) from operations	714	(2,591)	845	(16,078)
Interest and other income (expense), net	(636)	7	30	121
Income (loss) before income taxes	78	(2,584)	875	(15,957)
Income tax provision	28	247	804	833
Net income (loss)	$50	$(2,831)	$71	$(16,790)

Net income (loss) per share:
Basic	$0.00	$(0.11)	$0.00	$(0.64)
Diluted	$0.00	$(0.11)	$0.00	$(0.64)

Weighted average common shares:
Basic	27,413	26,499	27,154	26,306
Diluted	27,581	26,499	27,382	26,306

See notes to unaudited condensed consolidated financial statements

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Operating activities:
Net income (loss)	$71	$(16,790)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	695	1,097
Stock-based compensation expenses	4,029	3,545
Amortization of acquired intangible assets	1,317	1,339
Losses on disposal of assets	—	70
Gain on debt extinguishment	—	(393)
Purchases of treasury stock in connection with tax withholdings on restricted stock units	(537)	(133)
Deferred taxes	(517)	(165)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(3,181)	6,733
Prepaid expenses and other assets	(146)	2,034
Accounts payable	(439)	47
Accrued compensation and related benefits	(828)	(2,113)
Taxes payable and other accrued liabilities	(1,776)	(1,205)
Deferred revenues	1,592	(251)
Billings in excess of recognized revenues	(1,128)	(660)
Net cash used in operating activities	(848)	(6,845)
Investing activities:
Maturities and sales of available-for-sale securities	—	9,054
Purchases of property and equipment	(121)	(294)
Net cash provided by (used in) investing activities	(121)	8,760
Financing activities:
Proceeds from exercise of stock options	50	—
Proceeds from Employee Stock Purchase Plan	783	570
Principal payments on long-term obligations	(87)	(234)
Net cash provided by financing activities	746	336
Effect of exchange rate changes on cash and cash equivalents	(111)	(761)
Net increase (decrease) in cash and cash equivalents	(334)	1,490
Cash and cash equivalents, beginning of period	34,899	31,686
Cash and cash equivalents, end of period	$34,565	$33,176

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,657	$1,000
Interest	$7	$15

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

On occasion, the Company licenses its software products that are not essential to the provision of these services as a component of its fixed-price service contract. In such instances, the software products are licensed to customers over a specified term of the agreement with support and maintenance to be provided over the license term.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for multiple-deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•
require an entity to allocate revenue in an arrangement using best estimated selling prices (“BESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The Company elected to early adopt this accounting standard on April 1, 2010 on a prospective basis for applicable transactions originating or materially modified after January 1, 2010.

This guidance does not generally change the accounting for the Company’s software transactions. It only affects certain revenue arrangements that include both solution implementation services and software products that are not essential to the provision of these services. The amount of product and service revenue recognized in a given period is affected by the Company’s judgment as to whether an arrangement includes multiple deliverables and, if so, its determination of the fair value of each deliverable. In general, VSOE does not exist for the Company’s solution implementation services and software products. Because its services and products include its unique technology, the Company is not able to determine TPE. Therefore, the Company will use BESP in its allocation of arrangement consideration. In determining BESP, the Company applies significant judgment as it weighs a variety of factors, based on the facts and circumstances of the arrangement. The Company typically arrives at an BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting.

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

Prior to the adoption of this new accounting standard, under these arrangements, where VSOE existed for the support and maintenance element, the support and maintenance revenue was recognized separately over the term of the supporting period and the remaining fee was recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. Where VSOE did not exist to allocate a portion of the total fixed-price to the undelivered elements, revenue was recognized for the total fixed-price as the lesser of either the percentage of completion method of contract accounting or ratably over the longer of either the term of the agreement or the support period.

The impact on total revenues with the adoption of this new accounting standard is shown in the following table (in thousands). Due to the nature of the arrangements, the Company is currently unable to determine the impact of the adoption of this new accounting standard on future revenues.

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	As Reported	Pro Forma Basis as if the Previous Accounting Guidance were in Effect	As Reported	Pro Forma Basis as if the Previous Accounting Guidance were in Effect
Total revenues	$14,828	$13,719	$45,432	$42,220

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

2. RECENT ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

In October 2009, the FASB issued an Accounting Standards Update (“ASU”) on software revenue recognition in relation to revenue arrangements that include software elements. This standard removes from the scope of software revenue recognition accounting, revenue arrangements for tangible products that contain both software and non-software components that function together to deliver the tangible products’ essential functionality. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Effective April 1, 2010, the Company elected to early adopt this standard with prospective application. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU on revenue recognition in relation to multiple-deliverable revenue arrangements. This update provides guidance on accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments in this update will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Effective April 1, 2010, the Company elected to early adopt this standard with prospective application. Refer to Note 1 “Basis of Presentation” to the Condensed Consolidated Financial Statements for further discussion of the impact of the early adoption of this standard on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted FASB’s amendment to an ASU which requires additional fair value disclosures.  This amendment requires disclosures in relation to inputs and valuation techniques used to measure fair value as well as disclosures in relation to significant transfers, beginning in the first quarter of 2010. Additionally, this amendment requires the presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The adoption of this standard did not, and is not expected to, have a material impact on the Company’s consolidated financial statement disclosures.

3. INVESTMENTS

The following table summarizes the Company’s investments at September 30, 2010 and December 31, 2009 (in thousands):

	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
Auction-rate securities	$1,000	$—	$(282)	$718
Included in non-current investments				$718

As of September 30, 2010 and December 31, 2009, the Company’s investments consisted entirely of auction-rate securities. Please refer to Note 12 “Fair Value” for further discussion of auction-rate securities.

4. ACCOUNTS RECEIVABLE

Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $6.2 million and $6.4 million as of September 30, 2010 and December 31, 2009, respectively.

5. ACQUIRED INTANGIBLE ASSETS

Impairment on acquired intangible assets is evaluated when indicators of impairment exist. Acquired intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. During the nine months ended September 30, 2010, there were no indicators of impairment related to the Company’s intangible assets.

The following table provides information relating to the intangible assets as of September 30, 2010 and December 31, 2009 (in thousands):

Acquired Identifiable Intangible	Amortization Period (Years)	September 30, 2010 Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	September 30, 2010 Net Carrying Amount
Acquired technology	4-5	$11,800	$(10,707)	$—	$1,093
Brand name	4	510	(504)	—	6
Customer relationships and backlog	1-6	3,420	(3,157)	—	263
Patents and applications	7	1,400	(1,129)	—	271
Other acquired intangibles	4	255	(277)	22	—
Total		$17,385	$(15,774)	$22	$1,633

Acquired Identifiable Intangible	Amortization Period (Years)	December 31, 2009 Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	December 31, 2009 Net Carrying Amount
Acquired technology	4-5	$11,800	$(9,630)	$—	$2,170
Brand name	4	510	(452)	—	58
Customer relationships and backlog	1-6	3,420	(3,061)	—	359
Patents and applications	7	1,400	(1,074)	—	326
Other acquired intangibles	4	287	(258)	12	41
Total		$17,417	$(14,475)	$12	$2,954

The Company expects the annual amortization of acquired intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2010 (remaining three-month period)	$264
2011	830
2012	435
2013	74
2014	30
Total	$1,633

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of design-to-silicon-yield solutions	$413	$278	$1,454	$1,111
Research and development	284	341	980	1,093
Selling, general and administrative	357	465	1,595	1,341
Stock-based compensation expenses	$1,054	$1,084	$4,029	$3,545

The Company estimated the fair value of share-based awards granted during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

Stock Plans:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected life (in years)	5.24	5.16	5.24	5.16
Volatility	61.6%	63.5%	62.4%	63.1%
Risk-free interest rate	1.48%	2.54%	2.09%	2.44%
Expected dividend	—	—	—	—
Weighted average fair value per share of options granted during the period	$2.03	$1.24	$2.35	$1.11

Employee Stock Purchase Plan:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected life (in years)	1.25	1.25	1.25	1.25
Volatility	54.9%	79.1%	65.4%	79.6%
Risk-free interest rate	0.40%	1.19%	0.50%	1.23%
Expected dividend	—	—	—	—
Weighted average fair value per share of employee stock issued during the period	$1.60	$1.12	$1.55	$0.90

On September 30, 2010, the Company has in effect the following stock-based compensation plans:

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

Stock option activity under the Company’s plans during the nine months ended September 30, 2010 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2010	3,849	$6.41
Granted	299	4.41
Exercised	(24)	2.12
Canceled	(168)	4.51
Expired	(79)	9.43
Outstanding, September 30, 2010	3,877	6.33	7.40	$306
Vested and expected to vest, September 30, 2010	3,510	6.53	7.25	$277
Exercisable, September 30, 2010	1,609	9.24	5.29	$131

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $3.69 as of September 30, 2010, which would have been received by the option holders had all “in-the-money” option holders exercised their options as of that date. The total intrinsic value of options exercised during the nine months ended September 30, 2010 was $63,000.

As of September 30, 2010, there was $3.9 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of options that vested during the nine months ended September 30, 2010 was $740,000.

Nonvested restricted stock units activity during the nine months ended September 30, 2010 was as follows:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2010	979	$6.84
Granted	28	3.96
Vested	(404)	5.68
Forfeited	(77)	6.96
Nonvested, September 30, 2010	526	7.75

As of September 30, 2010, there was $3.3 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 1.5 years. The total compensation expense related to shares vested during the nine months ended September 30, 2010 was $2.2 million.

Employee Stock Purchase Plan — In July 2001, the Company adopted an Employee Stock Purchase Plan (“Purchase Plan”), under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month offering period. Under the Purchase Plan, on January 1 of each year, starting with 2002, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. For the nine months ended September 30, 2010, the Purchase Plan compensation expense was $302,000.

Stock Repurchase Program — On October 29, 2007, the Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock on the open market. The right to repurchase stock under this program would have expired on October 29, 2010. As of September 30, 2010, 2.7 million shares had been repurchased at the average price of $3.46 per share under this program and $749,000 remained available for future repurchases. See Note 14 ("Subsequent Events") for an amendment to this repurchase program that was approved by the Board of Directors on October 19, 2010 that extended the program's term and increased the aggregate amount available for repurchase under the program.

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

For the plan announced on October 28, 2008, the Company recorded restructuring charges of $6.8 million, primarily consisting of employee severance costs of $4.8 million and facility exit costs of $1.8 million. Of the $6.8 million, a charge of $343,000 was recorded during the nine months ended September 30, 2010, largely due to costs related to additional reductions in force in our foreign offices under this announced plan. The following table summarizes the activities of these restructuring liabilities (in thousands):

Restructuring Announced on October 28, 2008	Severance	Facility Exit	Professional and Other Fees	Total
Balances, January 1, 2008	$—	$—	$—	$—
Restructuring charges	909	1,251	36	2,196
Adjustment of deferred rent	—	(266)	—	(266)
Non-cash adjustment	36	266	—	302
Payments	(85)	(143)	(5)	(233)
Balances, December 31, 2008	860	1,108	31	1,999
Restructuring charges	3,515	783	214	4,512
Payments	(4,151)	(558)	(183)	(4,892)
Balances, December 31, 2009	224	1,333	62	1,619
Restructuring charges (credits)	420	19	(96)	343
(Payments) refunds	(456)	(472)	39	(889)
Balances, September 30, 2010	$188	$880	$5	$1,073

As of September 30, 2010, of the remaining accrual of $1.1 million, $588,000 was included in accrued liabilities and $485,000 was included in other non-current liabilities. Accrued severance of $188,000 is expected to be paid out in the three months ending December 31, 2010. Accrued facility exit costs will be paid in accordance with the lease payment schedule through 2013.

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

The Company classifies its liabilities related to unrecognized tax benefits as long-term. The Company includes interest and penalties related to unrecognized tax benefits within its income tax provision. As of September 30, 2010 and December 31, 2009, the Company had $439,000 and $539,000, respectively, accrued for payment of interest and penalties related to unrecognized tax benefits.

Income tax provision for the three and nine months ended September 30, 2010 was $28,000 and $804,000, respectively, primarily consisting of foreign withholding taxes and changes in unrecognized tax benefits and statutory taxes associated with out foreign subsidiaries. Income tax provision for the three and nine months ended September 30, 2009 was $247,000 and $833,000, respectively, primarily consisting of foreign withholding taxes changes in unrecognized tax benefits and statutory taxes associated with our foreign subsidiaries.

The Company’s total amount of unrecognized tax benefits as of September 30, 2010 was $8.7 million, of which $2.9 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits as of December 31, 2009 was $8.3 million, of which $2.7 million, if recognized, would affect the Company's effective tax rate. The Company does not believe that it is reasonably possible that the change in unrecognized tax benefits over the next twelve months will materially impact its results of operations and financial position.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$50	$(2,831)	$71	$(16,790)
Weighted average common shares outstanding — basic	27,413	26,499	27,154	26,306
Dilutive effect of employee equity plans	168	—	228	—
Weighted average common shares outstanding — diluted	27,581	26,449	27,382	26,306
Net income (loss) per share:
Basic	$0.00	$(0.11)	$0.00	$(0.64)
Diluted	$0.00	$(0.11)	$0.00	$(0.64)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Outstanding options	3,690	4,143	3,693	4,254
Nonvested restricted stock units	270	533	333	652
Total	3,960	4,676	4,026	4,906

10. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$50	$(2,831)	$71	$(16,790)
Unrealized loss on investments, net of income tax effects	—	(4)	—	(65)
Foreign currency translation adjustments, net of income tax effects	612	223	(164)	(818)
Comprehensive income (loss)	$662	$(2,612)	$(93)	$(17,673)

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2010	2009	2010	2009
A	23%	25%	19%	15%
B	14%	17%	13%	22%
C	14%	* %	11%	* %
D	13%	11%	20%	10%
______________
*  represents less than 10%

The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	September 30, 2010		December 31, 2009
A	28%		16%
B	16%		16%
C	*	%	14%
D	20%		10%
E	*	%	11%
F	*	%	10%
______________
*  represents less than 10%

Revenues from customers by geographic area based upon the location of customers are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Asia	$9,592	$9,680	$31,162	$20,724
United States	3,592	3,084	9,575	10,128
Europe	1,644	1,114	4,695	2,799
Total	$14,828	$13,878	$45,432	$33,651

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of September 30, 2010 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$25,291	$25,291	$—	$—
Auction-rate securities	718	—	—	718
Total	$26,009	$25,291	$—	$718

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2009 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$25,250	$25,250	$—	$—
Auction-rate securities	718	—	—	718
Total	$25,968	$25,250	$—	$718

The Company holds investments in auction-rate securities (“ARS”), which are variable rate debt instruments whose interest rates are reset through a “dutch” auction process at regular intervals, typically every 28 days. All ARS are backed by pools of student loans guaranteed by governmental agencies and private entities, and were rated AAA/Aaa at the date of acquisition. The liquidity and fair value of these securities has been reduced by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies, as evidenced by the rating downgrade of MBIA (bond insurer on one of the Company’s ARS) from Aaa to A2, by Moody’s Investor Services on June 19, 2008. All ARS have failed to sell at auction since February 2008, and as a result, their interest rates were reset to the maximum LIBOR + 150 basis points. The only activity associated with these instruments since February 2008 was the repurchase of $500,000 of ARS at par by issuers. As a result of these auction failures, there was a limited active market with observable prices for these securities as of September 30, 2010; therefore, the Company computed the fair value of these securities based on a discounted cash flow model, using significant level 3 inputs, to take into account the lack of liquidity. The Company does not believe that the student loans backing these securities, the principal of these assets, is at risk. Furthermore, the Company intends to hold these securities until the credit markets recover and these securities resume pricing at or near par. It is not currently more likely than not that the Company will be required to sell the securities before recovery of the principal. As a result, the Company recorded a temporary impairment to other comprehensive income and classified these securities as non-current investments. The valuation may be revised in future periods as market conditions evolve.

There was no change in the beginning and ending balance of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2010.

13. COMMITMENTS AND CONTINGENCIES

Item 3, “Legal Proceedings,” on page 22 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009, provides information on certain legal proceedings and claims in which the Company is involved. There have been no subsequent material developments to these matters.

14. SUBSEQUENT EVENTS

On October 19, 2010 the Board of Directors authorized an extension of and an increase in the stock repurchase program discussed in Note 6 ("Stockholders' Equity") above.  Pursuant to such action taken by the Board of Directors, the stock repurchase program has been extended for two more years until October 29, 2012, and the aggregate amount available for repurchase under the stock repurchase plan, as amended, has been increased to $10.0 million of the Company's common stock.

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

Financial Highlights

Financial highlights for the three months ended September 30, 2010 were as follows:

•
Total revenues for the three months ended September 30, 2010 were $14.8 million, an increase of $950,000, or 7%, compared to $13.9 million for the three months ended September 30, 2009. Design-to-Silicon-Yield solutions revenues for the three months ended September 30, 2010 were $10.5 million, an increase of $2.1 million, or 24%, compared to $8.4 million for the three months ended September 30, 2009. The increase in Design-to-Silicon-Yield solutions revenues was primarily the result of increased bookings. Gainshare performance incentives revenues for the three months ended September 30, 2010 were $4.3 million, a decrease of $1.1 million, or 20%, compared to $5.4 million for the three months ended September 30, 2009. The decrease was primarily due to the timing of contractual end of gainshare performance incentives revenues on older contracts being only partially offset by the start of gainshare performance incentives revenues on newer contracts.

•
Net income for the three months ended September 30, 2010 was $50,000, compared to a net loss of $2.8 million for the three months ended September 30, 2009. The change to net income was primarily attributable to significant increases in revenues and decreases in operating expenses as the result of our cost control efforts.

•
Net income per basic and diluted share was $0.00 for the three months ended September 30, 2010 compared to a net loss of $0.11 for the three months ended September 30, 2009, a change of $0.11 per basic and diluted share.

Financial highlights for the nine months ended September 30, 2010 were as follows:

•
Total revenues for the nine months ended September 30, 2010 were $45.4 million, an increase of $11.8 million, or 35%, compared to $33.7 million for the nine months ended September 30, 2009. Design-to-Silicon-Yield solutions revenues for the nine months ended September 30, 2010 were $31.7 million, an increase of $8.2 million, or 35%, compared to $23.5 million for the nine months ended September 30, 2009. The increase in Design-to-Silicon-Yield solutions revenues was primarily the result of increased bookings, and to a lesser extent the early adoption of a new accounting standard. Gainshare performance incentives revenues for the nine months ended September 30, 2010 were $13.7 million, an increase of $3.6 million, or 35%, compared to $10.1 million for the nine months ended September 30, 2009.  The increase was primarily due to increased volumes at some of our customers’ manufacturing facilities.

•
Net income for the nine months ended September 30, 2010 was $71,000 compared to a net loss of $16.8 million for the nine months ended September 30, 2009. The change to net income was primarily attributable to significant increases in revenues and decreases in operating expenses as the result of our cost control efforts.

•
Net income per basic and diluted share was $0.00 for the nine months ended September 30, 2010 compared to a net loss per basic and diluted share of ($0.64) for the nine months ended September 30, 2009, a change of $0.64 per basic and diluted share.

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

•
require an entity to allocate revenue in an arrangement using best estimated selling prices (“BESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We elected to early adopt this accounting standard on April 1, 2010 on a prospective basis for applicable transactions originating or materially modified after January 1, 2010.

The amount of product and service revenue recognized in a given period is affected by our judgment as to whether an arrangement includes multiple deliverables and, if so, our determinations of the fair value of each deliverable. In general, VSOE does not exist for our solution implementation services and software products. Because our services and products include our unique technology, we are not able to determine TPE. Therefore, we will use BESP in our allocation of arrangement consideration. In determining BESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. We typically arrive at an BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting.

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

 Intangible Assets

As of September 30, 2010, and December 31, 2009, the recorded value of our intangible assets was $1.6 million and $3.0 million, respectively. Impairment on acquired intangible assets is evaluated when indicators of impairment exist. In assessing the valuation and recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows to be derived from the acquired assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets, which would have a material adverse effect on our operating results. During the nine months ended September 30, 2010, there were no indicators of impairment related to our intangible assets.

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

Recent Accounting Pronouncements and Accounting Changes

See Note 2 of “Notes to Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Design-to-silicon-yield solutions	71%	61%	70%	70%
Gainshare performance incentives	29	39	30	30
Total revenues	100%	100%	100%	100%
Costs of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	39	38	40	49
Amortization of acquired technology	2	3	2	3
Total costs of design-to-silicon-yield solutions	41	41	42	52
Gross Profit	59	59	58	48
Operating expenses:
Research and development	29	34	28	46
Selling, general and administrative	22	31	27	38
Amortization of other acquired intangible assets	—	—	—	1
Restructuring charges	3	13	1	11
Total operating expenses	54	78	56	96
Income (loss) from operations	5	(19)	2	(48)
Interest and other income (expense), net	(4)	—	—	1
Income (loss) before taxes	1	(19)	2	(47)
Income tax provision	1	1	2	3
Net income (loss)	—%	(20)%	—%	(50)%

Comparison of the Three Months Ended September 30, 2010 and 2009

					Three Months Ended September 30,
	Three Months Ended September 30,		$	%	2010 % of	2009 % of
Revenues	2010	2009	Change	Change	Revenues	Revenues
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$10,498	$8,439	$2,059	24%	71%	61%
Gainshare performance incentives	4,330	5,439	(1,109)	(20)%	29%	39%
Total	$14,828	$13,878	$950	7%	100%	100%

Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenues are derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-Silicon-Yield solutions revenues increased $2.1 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to an increase of $1.6 million in fixed fee integrated solutions, and to a lesser extent an increase of $371,000 in software and software related services. The increase was primarily the result of increased bookings in the third quarter of 2010. We booked two new fixed-price solution implementation service contracts and two extensions to existing service contracts during the three months ended September 30, 2010, as compared to one new service contract and two extensions to existing service contracts during the three months ended September 30, 2009.  Our Design-to-Silicon-Yield Solutions revenue may fluctuate in the future and is dependent on a number of factors including our ability to obtain new customers at emerging technology nodes.

Gainshare Performance Incentives. Gainshare performance incentives revenues represent profit sharing and performance incentives earned based upon our customers reaching certain defined operational levels. Revenues derived from gainshare performance incentives decreased $1.1 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to the timing of contractual end of gainshare performance incentives revenues on older contracts being only partially offset by the start of gainshare performance incentives revenues on newer contracts. The revenues from gainshare performance incentives were generated from five customers and five engagements for the three months ended September 30, 2010 and six customers and seven engagements for the three months ended September 30, 2009. Our gainshare performance incentives revenues may continue to fluctuate from period to period. Gainshare performance incentives revenues are dependent on many factors that are outside our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers, and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing provisions for gainshare performance incentives.

					Three Months Ended September 30,
	Three Months Ended September 30,		$	%	2010 % of	2009 % of
Costs of Design-to-Silicon-Yield Solutions	2010	2009	Change	Change	Revenues	Revenues
(In thousands, except for percentages)
Direct costs of design-to-silicon-yield solutions	$5,790	$5,270	$520	10%	39%	38%
Amortization of acquired technology	360	360	—	—	2%	3%
Total	$6,150	$5,630	$520	9%	41%	41%

Direct Costs of Design-to-Silicon-Yield Solutions.  Direct costs of Design-to-Silicon-Yield solutions consist of services costs and software license costs. Services costs consist of material, labor, overhead costs, and stock-based compensation charges associated with solution implementations. Costs include purchased materials, employee compensation and related benefits, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products and expenses incurred to produce and distribute our product documentation. Direct costs of Design-to-Silicon-Yield solutions increased $520,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to increased personnel expenses. The direct costs of Design-to-Silicon-Yield solutions increased slightly as a percentage of revenues in the three months ended September 30, 2010 to 39%, compared to 38% in the three months ended September 30, 2009. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contracts were executed. Any such reductions in contract margin could have a material negative impact on our operating results.

Amortization of Acquired Technology. Amortization of acquired technology consists of amortization of intangible assets acquired as a result of certain business combinations. Amortization of acquired technology was $360,000 for each of the three months ended September 30, 2010 and 2009. We anticipate amortization of acquired technology to be $206,000 for the remaining three months in 2010, $626,000 in 2011, and $261,000 in 2012.

					Three Months Ended September 30,
	Three Months Ended September 30,		$	%	2010 % of	2009 % of
Research and Development	2010	2009	Change	Change	Revenues	Revenues
(In thousands, except for percentages)
Research and development	$4,291	$4,689	$(398)	(8)%	29%	34%

Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations, and stock-based compensation charges. Research and development expenses decreased $398,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to decreased personnel expenses as the result of our cost control efforts. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects.

					Three Months Ended September 30,
	Three Months Ended September 30,		$	%	2010 % of	2009 % of
Selling, General and Administrative	2010	2009	Change	Change	Revenues	Revenues
(In thousands, except for percentages)
Selling, general and administrative	$3,228	$4,321	$(1,093)	(25)%	22%	31%

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses decreased $1.1 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to a decrease of approximately $500,000 in personnel expenses, the result of our cost control effort, a decrease of $422,000 in outside sales commissions, and a decrease of $163,000 in legal fees. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

					Three Months Ended September 30,
Amortization of Other	Three Months Ended September 30,		$	%	2010 % of	2009 % of
Acquired Intangible Assets	2010	2009	Change	Change	Revenues	Revenues
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$70	$86	$(16)	(19)%	—%	—%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets remained flat for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. We anticipate amortization of other acquired intangible assets to be $57,000 in the remaining three months in 2010, $204,000 in 2011, $174,000 in 2012 and $104,000 in 2013 and thereafter.

					Three Months Ended September 30,
	Three Months Ended September 30,		$	%	2010 % of	2009 % of
Restructuring Charges	2010	2009	Change	Change	Revenues	Revenues
(In thousands, except for percentages)
Restructuring charges	$375	$1,743	$(1,368)	(78)%	3%	13%

Restructuring Charges.  Restructuring charges for the three months ended September 30, 2010 decreased $1.4 million compared to the three months ended September 30, 2009. Restructuring charges for the three months ended September 30, 2010 and 2009 consisted primarily of severance costs incurred in connection with our cost control efforts.

					Three Months Ended September 30,
	Three Months Ended September 30,		$	%	2010 % of	2009 % of
Interest and Other Income (Expense), net	2010	2009	Change	Change	Revenues	Revenues
(In thousands, except for percentages)
Interest and other income (expense), net	$(636)	$7	$(643)	(9,186)%	(4)%	—%

Interest and Other Income (Expense), net. Interest and other income (expense), net changed by $643,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to losses on foreign currency exchange associated with intercompany payments to fund our foreign operations. We anticipate interest and other income will fluctuate in future periods as a result of our projected use of cash.

					Three Months Ended September 30,
	Three Months Ended September 30,		$	%	2010 % of	2009 % of
Income Tax Provision	2010	2009	Change	Change	Revenues	Revenues
(In thousands, except for percentages)
Income tax provision	$28	$247	$(219)	(89)%	1%	1%

Income Tax Provision.  Income tax provision decreased $219,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Income tax provision for the three months ended September 30, 2010 primarily consisted of foreign withholding taxes, statutory taxes associated with our foreign subsidiaries, and changes in unrecognized tax benefits.  Income tax provision for the three months ended September 30, 2009 primarily consisted of foreign withholding taxes and statutory taxes associated with our foreign subsidiaries.

Comparison of the Nine Months Ended September 30, 2010 and 2009

					Nine Months Ended September 30,
	Nine Months Ended September 30,		$	%	2010 % of	2009 % of
Revenues	2010	2009	Change	Change	Revenues	Revenues
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$31,729	$23,525	$8,204	35%	70%	70%
Gainshare performance incentives	13,703	10,126	3,577	35%	30%	30%
Total	$45,432	$33,651	$11,781	35%	100%	100%

Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenues increased $8.2 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to increases in fixed-fee integrated solutions. We booked five new fixed-price solution implementation service contracts and five extensions to existing service contracts during the nine months ended September 30, 2010, as compared to two new service contracts and four extensions to existing service contracts during the nine months ended September 30, 2009.

Gainshare Performance Incentives. Revenues derived from gainshare performance incentives increased $3.6 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to increases in wafer volumes at some of our customer sites. Revenues derived from gainshare performance incentives were generated from seven customers and eight engagements for the nine months ended September 30, 2010 and six customers and eight engagements for the nine months ended September 30, 2009.

					Nine Months Ended September 30,
					2010	2009
	Nine Months Ended September 30,		$	%	% of	% of
Costs of Design-to-Silicon-Yield Solutions	2010	2009	Change	Change	Revenues	Revenues
(In thousands, except for percentages)
Direct costs of design-to-silicon-yield solutions	$18,040	$16,423	$1,617	10%	40%	49%
Amortization of acquired technology	1,079	1,079	—	—%	2	3
Total	$19,119	$17,502	$1,617	9%	42%	52%

Direct Costs of Design-to-Silicon-Yield Solutions.  Direct costs of Design-to-Silicon-Yield solutions increased $1.6 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to an increase of $618,000 in the deployment of our pdFasTest products and an increase of $509,000 in travel expenses.  The direct costs of Design-to-Silicon-Yield solutions decreased as a percentage of revenues in the nine months ended September 30, 2010 to 42%, compared to 52% in the nine months ended September 30, 2009, primarily due to an increase in revenues as our costs are relatively fixed in nature.

Amortization of Acquired Technology. Amortization of acquired technology was $1.1 million for each of the nine months ended September 30, 2010 and 2009.

					Nine Months Ended September 30,
					2010	2009
	Nine Months Ended September 30,		$	%	% of	% of
Research and Development	2010	2009	Change	Change	Revenues	Revenues
(In thousands, except for percentages)
Research and development	$12,588	$15,547	$(2,959)	(19)%	28%	46%

Research and Development.  Research and development expenses decreased $3.0 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to a decrease of $1.6 million in personnel expenses, and a decrease of $726,000 in the use of outside services, both the results of our cost control efforts.

					Nine Months Ended September 30,
					2010	2009
	Nine Months Ended September 30,		$	%	% of	% of
Selling, General and Administrative	2010	2009	Change	Change	Revenues	Revenues
(In thousands, except for percentages)
Selling, general and administrative	$12,299	$12,842	$(543)	(4)%	27%	38%

Selling, General and Administrative. Selling, general and administrative expenses decreased $543,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to decreased personnel expenses as the result of our cost control efforts.

					Nine Months Ended September 30,
					2010	2009
Amortization of Other	Nine Months Ended September 30,		$	%	% of	% of
Acquired Intangible Assets	2010	2009	Change	Change	Revenues	Revenues
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$238	$260	$(22)	(8)%	—%	1%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets for the nine months ended September 30, 2010 decreased $22,000 compared to the nine months ended September 30, 2009.

					Nine Months Ended September 30,
					2010	2009
	Nine Months Ended September 30,		$	%	% of	% of
Restructuring Charges	2010	2009	Change	Change	Revenues	Revenues
(In thousands, except for percentages)
Restructuring charges	$343	$3,578	$(3,235)	(90)%	1%	11%

Restructuring Charges. Restructuring charges for the nine months ended September 30, 2010 decreased $3.2 million compared to the nine months ended September 30, 2009.  Restructuring charges for the nine months ended September 30, 2010 and 2009 consisted primarily of severance costs incurred in connection with our cost control efforts.

					Nine Months Ended September 30,
					2010	2009
	Nine Months Ended September 30,		$	%	% of	% of
Interest and Other Income (Expense), net	2010	2009	Change	Change	Revenues	Revenues
(In thousands, except for percentages)
Interest and other income (expense), net	$30	$121	$(91)	(75)%	—%	1%

Interest and Other Income (Expense), net. The decrease in interest and other income (expense), net of $91,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to a gain of $393,000 on debt extinguishment associated with the forgiveness of a loan we assumed at the time of acquisition of Si Automation S.A. during the nine months ended September 30, 2009, partially offset by a decrease of $346,000 in losses on foreign currency exchange associated with intercompany payments to fund our foreign operations.

					Nine Months Ended September 30,
					2010	2009
	Nine Months Ended September 30,		$	%	% of	% of
Income Tax Provision	2010	2009	Change	Change	Revenues	Revenues
(In thousands, except for percentages)
Income tax provision	$804	$833	$(29)	(3)%	2%	3%

Income Tax Provision. Income tax provision decreased $29,000 for the nine months ended September 30, 2010 to $804,000 as compared to the income tax provision of $833,000 for the nine months ended September 30, 2009. Income tax provision for the nine months ended September 30, 2010 primarily consisted of foreign withholding taxes, statutory taxes associated with our foreign subsidiaries, and changes in unrecognized tax benefits. Income tax provision for the nine months ended September 30, 2009 primarily consisted of foreign withholding taxes and statutory taxes associated with our foreign subsidiaries.

Liquidity and Capital Resources

Operating Activities

Cash flows from operating activities consist of net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities was $848,000 for the nine months ended September 30, 2010, a decrease of $6.0 million compared to $6.8 million for the nine months ended September 30, 2009, primarily due to the generation of net income and changes in deferred revenue, partially offset by changes in accounts receivable and prepaid expenses and other assets.

Deferred Revenue increased $1.6 million during the nine months ended September 30, 2010 compared to a decrease of $251,000 during the nine months ended September 30, 2009. The increase in deferred revenue of $1.6 million during the nine months ended September 30, 2010 was primarily due to billing in advance of revenue recognized.

Accounts receivable increased $3.2 million during the nine months ended September 30, 2010 compared to a decrease of $6.7 million during the nine months ended September 30, 2009. The increase in accounts receivable during the nine months ended September 30, 2010 was primarily due to increased revenues and the timing of billing milestones and payments received. The decrease in accounts receivable during the nine months ended September 30, 2009 was primarily due to decreased revenues and the timing of billing milestones and payments received. Prepaid expenses and other assets increased $146,000 during the nine months ended September 30, 2010 compared to a decrease of $2.0 million during the nine months ended September 30, 2009. The increase in prepaid expenses and other assets during the nine months ended September 30, 2010 was primarily due to the purchases of software license rights, partially offset by the collection of income tax refunds. The decrease in prepaid expenses and other assets during the nine months ended September 30, 2009 was primarily due to the collection of income tax refunds.

Investing Activities

Cash flows from investing activities consist of proceeds from investment maturities and sales, offset by payments for investments acquired and payments for capital expenditures. Net cash used in investing activities was $121,000 for the nine months ended September 30, 2010, compared to net cash provided by investing activities of $8.8 million for the nine months ended September 30, 2009. There were no investment maturities and sales during the nine months ended September 30, 2010, whereas proceeds from investment maturities and sales were $9.1 million during the nine months ended September 30, 2009.

Financing Activities

Cash flows from financing activities consist primarily of proceeds from sales of shares through employee equity incentive plans, offset by principal payments on long-term obligations. Net cash provided by financing activities was $746,000 for the nine months ended September 30, 2010, an increase of $410,000 compared to $336,000 for the nine months ended September 30, 2009.

Liquidity

As of September 30, 2010, our working capital, defined as total current assets less total current liabilities, was $50.6 million, compared with $45.2 million as of December 31, 2009. Cash and cash equivalents were $34.6 million as of September 30, 2010, a decrease of $334,000, compared to $34.9 million as of December 31, 2009. We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to repurchase common stock, fund potential investments in, or acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.

As of September 30, 2010, our non-current investments included auction-rate securities with a fair value of $718,000. The auction-rate securities are measured at fair value using significant unobservable inputs (Level 3 inputs) and accounted for approximately 3% of total assets that are measured at fair value on a recurring basis. See Note 12 to “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q for further discussion.

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities. As of September 30, 2010, other than Euro and Japanese Yen denominated receivables and payables, we had no foreign currency contracts outstanding.

The following table summarizes our known contractual obligations (in thousands):

Contractual obligations	2010 (three months Remaining)	2011-2012	2013-2014	Total
Debt principal (1)	$28	$110	$—	$138
Debt interest	2	4	—	6
Operating lease obligations	797	5,306	1,780	7,883
Total (2)	$827	$5,420	$1,780	$8,027
____________
(1)	Amount represents the repayment of a 400,000 Euros loan with a variable interest rate based on the EURIBOR plus 160 basis points.

(2)
The contractual obligation table above excludes liabilities for uncertain tax positions of $2.9 million, which are not practicable to assign to any particular years, due to the inherent uncertainty of the tax positions.  See Note 8 of “Notes to Condensed Consolidated Financial Statements (Unaudited)” for further discussion.

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

Interest Rate Risk. As of September 30, 2010, we had cash and cash equivalents of $34.6 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We had no exposure to interest rate risk as of September 30, 2010 as our short-term investment portfolio consisted entirely of money market instruments. Declines in interest rates over time will result in decreased interest income.

As of September 30, 2010, we held auction-rate securities (“ARS”) with a par value of $1.0 million. ARS are variable rate debt instruments whose interest rates are reset through a “dutch” auction process at regular intervals, typically every 28 days. A portion of these securities are insured by third party bond insurers and are collateralized by student loans guaranteed by governmental agencies and private entities. The liquidity of the securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. All of our ARS have failed to sell at auction since February 2008 due to an insufficient number of bidders. The only activity associated with these instruments since February 2008 was the repurchase of $500,000 of ARS at par by issuers. We do not believe that the student loans backing these securities, the principal of these assets, is at risk. Furthermore, we intend to hold these securities until the credit markets recover and these securities resume pricing at or near par and it is not more likely than not that we will be required to sell the securities before recovery of the principal. We reviewed the value of these securities for impairment as of September 30, 2010, and concluded that these securities continued to be temporarily impaired. During the year ended December 31, 2009, there was an unrealized loss of $282,000 recorded as a component of accumulated other comprehensive income related to these auction-rate securities. There was no additional impairment recorded during the nine months ended September 30, 2010. In future periods, the estimated fair value of our ARS could decline further based on market conditions, which could result in additional impairment.

Foreign Currency and Exchange Risk. Certain of our payables and receivables are denominated in a currency other than the functional currency of the entity. Therefore, a portion of our operating expenditures is subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates as of September 30, 2010 would result in a loss of approximately $650,000. As of September 30, 2010, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

Item 4. Controls and Procedures.

As described in more detail in our Annual Report on Form 10-K/A for the year ended December 31, 2009, during the course of preparing our financial statements for the year ended December 31, 2009, we identified a material weakness in connection with the evaluation of the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.  Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such items are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, due to the material weakness disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2009, our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

 Item 3, “Legal Proceedings,” on page 22 of our Annual Report on Form 10-K/A for the year ended December 31, 2009, provides information on certain legal proceedings and claims in which we are involved and on legal proceedings and claims that may arise in the ordinary course of business. There have been no subsequent material developments to these matters or that information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Stock Repurchase. The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended September 30, 2010 (in thousands, except per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
Month #7 (July 1, 2010 through July 31, 2010)	—	$—	—	$930
Month #8 (August 1, 2010 through August 31, 2010)	—	—	—	$930
Month #9 (September 1, 2010 through September 30, 2010)	45,578	3.97	45,578	$749
Total	45,578	3.97	45,578
____________
(1)
On October 29, 2007, the Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock on the open market. As of September 30, 2010, 2.7 million shares had been repurchased at the average price of $3.46 per share under this program and $749,000 remained available for future repurchases. The right to repurchase stock under this program would have expired on October 29, 2010, but on October 19, 2010, the Board of Directors approved an extension and increase to the repurchase program.  Pursuant to such action taken by the Board of Directors, the stock repurchase program has been extended for two more years until October 29, 2012, and the aggregate amount available to repurchase under the stock repurchase plan, as amended, has been increased to $10.0 million of the Company's common stock.

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
____________
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
PDF SOLUTIONS, INC.

Date: November 5, 2010	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2010	By:	/s/ JOY E. LEO
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
____________
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