Form 10-K
period 2010-12-31
PDF SOLUTIONS INC
filed 2011-03-23
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

000-31311
(Commission file number)
________________

PDF SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)
________________
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $108.9 million as of the last business day of the Registrant’s most recently completed second quarter, based upon the closing sale price on the NASDAQ Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 28,007,862 shares of the Registrant’s Common Stock outstanding as of March 11, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive Proxy Statement to be filed within 120 days from December 31, 2010.

PART I

This Annual Report on Form 10-K, particularly in Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, statements concerning: expectations about the effectiveness of our business and technology strategies; expectations regarding stock market and global economic trends; expectations regarding previous and future acquisitions; current semiconductor industry trends; expectations of the success and market acceptance of our intellectual property and our solutions; expectations that our cash, cash equivalents and cash generated from operations will satisfy our business requirements for the next twelve months; expectations of our future liquidity requirements; and our ability to obtain additional financing when needed. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties discussed in this Form 10-K, especially those contained in Item 1A of this Form 10-K. The words “may,” “anticipate,” “plan,” “continue,” “could,” “projected,” “expect,” “believe,” “intend,” and “assume,” the negative of these terms and similar expressions are used to identify forward-looking statements. All forward-looking statements and information included herein is given as of the filing date of this Form 10-K with the Securities and Exchange Commission (“SEC”) and based on information available to us at the time of this report and future events or circumstances could differ significantly from these forward-looking statements. Unless required by law, we undertake no obligation to update publicly any such forward-looking statements.

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K. All references to fiscal year apply to our fiscal year that ends on December 31.

Item 1.  Business

Business Overview

PDF Solutions is a leading provider of infrastructure technologies and services to lower the cost of integrated circuit (“IC”) design and manufacturing, enhance time to market, and improve profitability by addressing design and manufacturing interactions from technology development and product design to initial process ramps to mature manufacturing operations. Our technologies and services target the entire “process life cycle,” which is the term we have coined for the time from technology development and the design of an IC through volume manufacturing of that IC. Our solutions combine proprietary software, physical intellectual property (“IP”) in the form of cell libraries for IC designs, test chips, an electrical wafer test system, proven methodologies, and professional services. We analyze yield loss mechanisms to identify, quantify, and correct the issues that cause yield loss. Our analysis drives IC design and manufacturing improvements to enable our customers to optimize the technology development process, to increase initial yield when an IC design first enters a manufacturing line, to increase the rate at which yield improves, and to minimize excursions and process variability that cause yield loss throughout mass production. The result of successfully implementing our solutions is the creation of value that can be measured based on improvements to our customers’ actual yield. Through our gainshare performance incentives component, we have aligned our financial interests with the yield and performance improvements realized by our customers, and we receive revenue based on this value. Our technologies and services have been sold to leading integrated device manufacturers, fabless semiconductor companies, and foundries.

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

Increased Manufacturing Efficiencies.  Our solutions for product design, product introduction, yield ramp, and process control are designed to allow our customers to achieve a higher yield at mass production and therefore a lower cost of goods sold. In addition, our solutions, which also include fault detection and classification (“FDC”) software, are designed to provide our customers with the ability to proactively monitor process health to avoid potential yield problems.

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

Focus on Key IC Product Segments and High-Growth Adjacent Markets.  We intend to focus our solutions on high-volume, high-growth IC product segments such as system-on-a-chip, memory, CMOS image sensor, and high-performance central processing units. As a result, we will continue to expand our solutions for technology drivers such as low-k dielectrics, high-k metal gates, immersion lithography, double patterning, SOI, copper, and 300mm wafer fabs, which are all still somewhat new or are relatively complex manufacturing technologies. We believe that these product segments are particularly attractive because they include complex IC design and manufacturing processes where processed silicon is costly and yield is critical. In addition, we have expanded our efforts to penetrate relatively new and potentially high-growth adjacent markets, such as photovoltaic and LED manufacturing, and we are leveraging our yield management system and FDC technology to create products that meet the needs of these markets.

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

Our future success and competitive position rely to some extent upon our ability to protect these proprietary technologies and IP, and to prevent competitors from using our systems, methods, and technologies in their products. To accomplish this, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright, mask work, and trademark laws. We license our products and technologies pursuant to non-exclusive license agreements that impose restrictions on customers’ use. In addition, we seek to avoid disclosure of our trade secrets, including requiring employees, customers, and others with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We also seek to protect our software, documentation, and other written materials under trade secret and copyright laws. As of December 31, 2010, we held 50 U.S. patents. We intend to prepare additional patent applications when we feel it is beneficial. Characterization Vehicle®, Circuit Surfer®, CV®, dataPOWER®, mæstria®, ModelWare®, pdFasTest®, PDF Solutions®, the PDF Solutions logo, Yield Ramp Simulator®, and YRS® are registered trademarks of PDF Solutions, Inc. or its subsidiaries, and Design-to-Silicon-Yieldtm, dataPOWER® VSF™, dP-bitMAPtm, dP-Defecttm, dP-Miningtm, dP-SSAtm, dP-Variability Analysis™, dP-WorkFlow™, exensio™, pdBRIXtm, pdCVtm, Template™, and YA-FDC™ are our common law trademarks.

Products and Services

Our solutions consist of integration engineering services, proprietary software, and other technologies designed to address our customers’ specific manufacturing and design issues.

Services and Solutions

Manufacturing Process Solutions (“MPS”).  The IC manufacturing process typically involves four sequential phases: research and development to establish unit manufacturing processes, such as units for the metal CMP or lithography processes; integration of these unit processes into functional modules, such as metal or contact modules; a yield ramp of lead products through the entire manufacturing line; and volume manufacturing of all products through the life of the process. We offer solutions targeted to each of these phases designed to accelerate the efficiency of yield learning by shortening the learning cycle, learning more per cycle, and reducing the number of silicon wafers required. Our targeted offerings include:

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

Volume Manufacturing Solutions (“VMS”).  Our volume manufacturing solutions are designed to enable our customers to extend our yield ramp services through the life of the process by continuing to collect test data and equipment signals during production and improving yield while reducing the overhead of manufacturing separate test wafers. Our dataPOWER® VSF™ software allows customers to perform rapid yield signature detection, characterization, and diagnosis. Our mæstria® and YA-FDC™ process control software offerings enable our customers to monitor and control process signals to detect and diagnose yield loss related to equipment performance. Our exensio™ software suite, which comprises our dataPOWER® VSF™, mæstria® and YA-FDC™ tools, enables customers to collect and combine product test data and equipment signals during production to improve yield while simultaneously reducing the overhead of manufacturing.

Design-for-Manufacturability (“DFM”) Solutions.  Our DFM solutions are designed to enable our customers to optimize yields, improve parametric performance, and reduce product ramp time by integrating manufacturability considerations into the design cycle before a design is sent to the mask shop to more quickly and cost-effectively manufacture IC products. We target these solutions to customers’ requirements by providing the following:

•
Logic DFM Solutions:  Logic DFM solutions include software, IP, CV infrastructure, and services designed to validate customers’ process design kit (PDK) and to maximize functional and parametric yield improvements while achieving requirements for density or performance, for example, in the logic portions of an IC design. A CV® optimized to the design style of an IC design provides any necessary design-specific parametric and functional yield models for the design style. Our software helps designers optimize the yield of the logic portion by using process-specific and design style-specific yield models and technology files that enable identification & implementation of IP design building block improvements that result in enhanced yield.

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

•
pdBRIXtm Physical IP Solutions:  pdBRIXtm physical IP solutions include software, IP, CR® infrastructure and services for identifying and developing a set of layout patterns that are optimized to a given manufacturing process and target product application. A complete characterization of all transistor and layout patterns used in these Template™ layouts can be performed with the CV infrastructure. These Template™ layouts serve as the building blocks for design organizations to construct standard cell libraries and larger physical IP blocks, which we refer to as Bricks.  This solution includes mapping software for inserting these Bricks into a design flow.

Products

Our Manufacturing Process, Volume Manufacturing, and DFM solutions incorporate the use of various elements of our software products and other technologies, depending on the customers’ needs. Our software products and other technologies include the following:

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

•
pdFasTest® Electrical Wafer Test System.  Our proprietary system enables fast defect and parametric characterization of manufacturing processes. This automated system provides parallel functional testing, thus minimizing the time required to perform millions of electrical measurements to test our CV test chips.

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

dataPOWER® YMS Platform.  Our dataPOWER YMS platform collects yield data, loads and stores it in an integrated database and allows product engineers to identify and analyze production yield issues. Our YMS platform is designed to handle very large data sets, to efficiently improve productivity, yield and time-to-market at our customers’ sites. dataPOWER® VSF™ software contains powerful visualization and reporting tools, which provide flexibility to address customers’ requirements such as web-based access through the dP-Monitor™ module. dataPOWER® VSF™ Expert software additionally includes extra proprietary yield analysis software tools that aid in the diagnosis of more complex yield issues, and can be further extended through optional modules to enable defect analysis (dP-Defecttm), memory analysis (dP-bitMAPtm), spatial signature analysis (dP-SSAtm) and data-mining (dP-Miningtm).

FDC Software.  Our mæstria® product provides FDC capabilities including summary indicators to rapidly identify sources of process variations and manufacturing excursions by monitoring equipment parameters through proprietary data collection and analysis features. Our ModelWare® product is a real-time FDC system for monitoring and alarming of equipment variation and manufacturing excursions.

YA-FDC™ Tools.  Our YA-FDC software tools allow online modeling to create real-time virtual measurements of final product attributes during processing. These models enable optimization decisions for process control, process adjustments, PM scheduling, tool corrective actions, and wafer dispatching. The real-time decision-making based on the models is designed to reduce product variability and cost simultaneously. YA-FDC tools also enable more rapid diagnosis of yield loss mechanisms identified at the end of wafer processing through application of the developed models.

With the exception of dataPOWER® and mæstria®, the primary distribution method for our software and technologies is through our manufacturing process solutions although, we have in the past and may in the future separately license these and other technologies. Though dataPOWER® and mæstria® are primarily licensed separately, they may also be distributed within our Design-to-Silicon-Yield solutions.

Customers

Our current customers are primarily integrated device manufacturers (“IDMs”), but also include fabless semiconductor design companies and foundries. Our customers’ targeted product segments vary significantly, including microprocessors, memory, graphics, image sensor solutions, and communications. We believe that the adoption of our solutions by such companies for usage in a wide range of products validates the application of our Design-to-Silicon-Yield solutions to the broader semiconductor market.

Global Foundries Inc. (“Global Foundries”), Toshiba Corporation (“Toshiba”), Samsung Electronics (“Samsung”) and International Business Machines Corporation (“IBM”),  represented 19%, 18%, 12% and 11%, respectively, of our revenues for the year ended December 31, 2010. IBM, Toshiba, and Global Foundries represented 19%, 17%, and 11%, respectively, of our revenues for the year ended December 31, 2009. Toshiba and IBM represented 18% and 16%, respectively, of our revenues for the year ended December 31, 2008. No other customer accounted for 10% or more of our revenues in 2010, 2009, and 2008.

Sales and Marketing

Our sales strategy is to pursue targeted accounts through a combination of our direct sales force, sales representatives in some local markets, and strategic alliances. For sales in the United States, Europe, Japan, and Korea, we rely primarily on our direct sales team. In Taiwan, we use a combination of our direct sales team and a local sales representative, J.I.T. International Co., Ltd. In Singapore, Malaysia, and Indonesia, we use Kromax South Asia PTE LTD, a local sales representative. We expect to continue to establish strategic alliances with process licensors, vendors in the electronic design automation software, capital equipment for IC production, silicon IP and mask-making software segments to create and take advantage of sales channel and co-marketing opportunities.

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

In the year ended December 31, 2010, we derived 65% of our revenues from customers based in Asia compared to 66% for the year ended December 31, 2009 and 55% for the year ended December 31, 2008. In the year ended December 31, 2010, 21% of our revenues were derived from customers located in the United States as compared to 27% in both of the years ended December 31, 2009 and 2008. We base these calculations on the geographic location of the contracting party. Additional discussion regarding the risks associated with international operations can be found under Item 1A, “Risk Factors”.

See our “Notes to Consolidated Financial Statements”, included under Part II, Item 8. “Financial Statements and Supplementary Data” for additional geographic information.

Research and Development

Our research and development focuses on developing and introducing new proprietary technologies, software products and enhancements to our existing solutions. We use a rapid-prototyping paradigm in the context of the customer engagement to achieve these goals. We have made, and expect to continue to make, substantial investments in research and development. The complexity of our Design-to-Silicon-Yield technologies requires expertise in physical IC design and layout, transistor design and semiconductor physics, semiconductor process integration, numerical algorithms, statistics and software development. We believe that our team of engineers will continue to advance our market and technological leadership. We conduct in-house training for our engineers in the technical areas, as well as focusing on ways to enhance client service skills. At any given time, about one quarter of our research and development engineers are operating in the field, partnered with solution implementation engineers in a deliberate strategy to provide direct feedback between technology development and customer needs. Our research and development expenses were $17.2 million, $19.8 million and $34.0 million in 2010, 2009 and 2008, respectively.

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

We face competition for some of the point applications of our solutions including some of those used by the internal groups at IC companies. Specifically there are several suppliers of yield management and/or prediction systems, such as KLA-Tencor, Mentor Graphics (through its acquisition of Ponte Solutions), Rudolph Technologies Inc. (“Rudolph”) (through its acquisition of the Yield Dynamics group), Synopsys, Inc. (“Synopsys”), and process control software, such as Applied Materials, Inc. (through its acquisition of the software division of Brooks Automation, Inc.), BISTel Inc., Rudolph, and Trancom Technology, Inc., and MKS Instruments, Inc. ARM Ltd. and Synopsys (through its acquisition of Virage Logic Corporation) provide standard cells in the physical IP space and Tela provides software for standard cell synthesis, each of which could compete with our pdBRIX™ solution. In addition, Synopsys now appears to offer directly competing DFM solutions, while other EDA suppliers provide alternative DFM solutions that may compete for the same budgetary funds.

We believe the principal factors affecting competition in our market include demonstrated results and reputation, strength of core technology, ability to create innovative technology, and ability to implement solutions for new technology and product generations. We believe that our solutions compete favorably with respect to these factors.

Employees

As of December 31, 2010, we had 292 employees worldwide, including 165 on client service teams, 69 in research and development, 30 in sales and marketing, and 28 in general and administrative functions. Of these employees, 135 are located in the US, 110 in Asia, and 47 in Europe. Worldwide, we had 306 employees as of December 31, 2009 and 375 as of December 31, 2008.

None of our employees are represented by a labor union. Our employees in France and Italy are subject to collective bargaining agreements in those countries. We believe our relationship with our employees is good.

Executive Officers

The following table and notes set forth information about our current executive officers as of March 13, 2011.

Name	Age	Position
John K. Kibarian, Ph.D.	47	President, Chief Executive Officer, and Director
Joy E. Leo	50	Executive Vice President, Chief Administration Officer, and Acting Chief Financial Officer
Cees Hartgring, Ph.D.	57	Vice President, Client Services and Sales
Kimon Michaels, Ph.D.	44	Vice President, Products and Solutions

John K. Kibarian, Ph.D., one of our founders, has served as President since November 1991 and has served as our Chief Executive Officer since July 2000. Dr. Kibarian has served as a director since December 1992. Dr. Kibarian received a B.S. in Electrical Engineering, an M.S. E.C.E. and a Ph.D. E.C.E. from Carnegie Mellon University.

Joy E. Leo has served as Executive Vice President, Chief Administration Officer, and Acting Chief Financial Officer since March 2010.  Ms. Leo served as Executive Vice President and Chief Administration Officer from July 2008 through February 2010. Prior to joining PDF, Ms. Leo served as Senior Vice President, Chief Financial Officer and Secretary for Credence Systems Corporations, now known as LTX-Credence, a provider of focused, cost-optimized ATE solutions. Ms. Leo served as Vice President of Finance and Administration, Chief Financial Officer and Secretary for Artisan Components, Inc., now known as ARM Holdings PLC. Ms. Leo also served as Vice President of Finance and Administration and Chief Financial Officer for IMP, Inc., as Vice President of Finance, Operations and Administration for Innomedia Incorporated, and Vice President and Chief Financial Officer for Philips Components, a multi-billion dollar division of Royal Philips Electronics N.V. Ms. Leo received a B.A. in Business Administration and Finance from the University of Utah.

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

Kimon Michaels, Ph.D., one of our founders, has served as Vice President, Products and Solutions since July 2010. Mr. Michaels served as Vice President, Design for Manufacturability from June 2007 through June 2010. Prior to that, Dr. Michaels served as Vice President, Field Operations for Manufacturing Process Solutions from January 2006 through May 2007, and has been a Director since November 1995. From March 1993 through December 2005, he served in various vice presidential capacities. He also served as Chief Financial Officer from November 1995 to July 1998. Dr. Michaels received a B.S. in Electrical Engineering, an M.S. E.C.E. and a Ph.D. E.C.E. from Carnegie Mellon University.

Available Information

We file or furnish various reports, such as registration statements, periodic and current reports, proxy statements and other materials with the SEC. Our Internet website address is www.pdf.com. You may obtain, free of charge on our website, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  The Company's website address provided is not intended to function as a hyperlink, and the information on the Company's website is not, and should not be considered, part of this Annual Report on Form 10-K and is not incorporated by reference herein.

In addition to the materials that are posted on our website, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549-0120. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC.

Item 1A. Risk Factors.

It typically takes us a long time to sell our unique solutions to new customers and into new markets, and that can result in uncertainty and delays in generating revenues.

Our gainshare performance incentives business model is unique and our Design-to-Silicon-Yield solutions are often unfamiliar to new customers. This results in a long sales cycle and requires a significant amount of our senior management’s time and effort. Furthermore, we need to target those individuals within a customer’s organization who have overall responsibility for the profitability of an integrated circuit (“IC”). These individuals tend to be senior management or executive officers. We may face difficulty identifying and establishing contact with such individuals. Even after initial acceptance, due to the complexity of structuring the gainshare performance incentives component, the negotiation and documentation processes can be lengthy. It can take nine months or more to reach a signed contract with a customer. Unexpected delays in our sales cycle could cause our revenues to fall short of expectations. Our efforts to leverage our FDC technology in the relatively new market of the solar panel industry may not be successful. Further, ongoing negotiations and evaluation projects with photovoltaic manufacturers may not result in significant revenues for us if we are unable to close new engagements in these markets on terms favorable to us, in a timely manner, or at all, or if we are unable to successfully deliver our products and services to such markets.

We generate a large percentage of our revenues from a limited number of customers, so decreased volumes at any one of these customers, or the loss of any one of these customers could significantly reduce our revenue and results of operations below expectations.

Historically, we have had a small number of large customers for our core Design-to-Silicon-Yield solutions and we expect this to continue in the near term. In the year ended December 31, 2010, four customers accounted for 60% of our revenues, with Global Foundries representing 19%, Toshiba representing 18%, Samsung representing 12% and IBM representing 11%. In the year ended December 31, 2009, three customers accounted for 47% of our revenues, with IBM representing 19%, Toshiba representing 17% and  Global Foundries representing 11%. We could lose a customer due to its decision not to engage us on future process nodes, its decision not to develop its own future process node, or as a result of industry consolidation. The loss of any of these customers or a decrease in the manufacturing or sales volumes of their products could significantly reduce our total revenue below expectations. In particular, such a loss could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers.

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

•	our inability to keep pace with the rapidly evolving technologies and equipment used in the semiconductor design and manufacturing processes;

•	our customers’ failure to achieve satisfactory yield improvements using our Design-to-Silicon-Yield solutions;

•	fewer processes being developed at our customers and, therefore, a reduction in the potential impact our solutions can add at any single customer; and

•	our inability to develop, market, or sell effective solutions that are outside of our traditional logic focus of manufacturing process solutions.

Revenues from our gainshare performance incentives is dependent on factors outside of our control, including the volume of ICs that our customers are able to sell to their customers.

Our gainshare performance incentives fee component ties the profits of our customers to our own. Through this component, revenues for a particular product are largely determined by the volume of that product that our customer is able to sell to its customers, which is outside of our control. Decreased demand for semiconductor products decreases the volume of products our customers are able to sell, which directly decreases our gainshare performance incentives revenues. Also, our customers may unilaterally decide to implement changes to their manufacturing processes during the period that is covered by gainshare performance incentives, which could negatively affect yield results. Since we currently work on a small number of large projects, any product that does not achieve commercial viability or a significant increase in yield, or sustain significant volume manufacturing during the time we receive gainshare performance incentives, revenues from such customers could significantly reduce our revenue and results of operations below expectations. In addition, if we work with two directly competitive products, volume in one may offset volume, and thus any of our related gainshare performance incentives, in the other product.

   The semiconductor market is volatile and unpredictable, which limits our ability to forecast our business and could negatively impact our results of operations.

The rebound experienced in the semiconductor market in 2010 may not continue, which limits our ability to forecast our business. In 2008 and 2009, the semiconductor industry experienced significant challenges as a result of the severe tightening of the credit markets, turmoil in the financial markets, and weakened global economy.  The semiconductor industry historically has been volatile with up cycles and down cycles, due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ IC products by consumers, inventory levels relative to demand, and access to affordable capital. As a result of these various factors, the timing and length of any cycles can be difficult to predict.  Economic uncertainty exacerbates negative trends in consumer spending and may again cause some of our customers to delay or refrain altogether from entering into new engagements, licensing new or additional software products, or renewing maintenance and support for existing licensed software. This will negatively affect our revenues. Difficulties in obtaining capital and deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing for other purchases, which could tie up funds otherwise budgeted for purchases of our solutions and technologies. Customers with liquidity issues may also lead to additional bad debt expense. Further, uncertainty about future global economic conditions and any affect on the semiconductor industry could make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. If we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition, and results of operations may be significantly negatively affected.

Our solution implementations may take longer than budgeted, which could cause us to lose customers and may result in adjustments to our operating results.

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

Our success and competitiveness depend on our ability to attract, retain, motivate, and strategically locate in our offices around the globe, talented employees, including some of our key executives. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, changes in our management or leadership, the hiring practices at our competitors or customers, cost reduction activities, and the effectiveness of our compensation programs, including equity-based programs. Further, we have had, and expect to continue to have, difficulty in obtaining visas permitting entry for some of our employees that are foreign nationals into the United States, and delays in obtaining visas permitting entry into other key countries, for several of our key personnel, which disrupts our ability to strategically locate our personnel. If we lose the services of any of our key executives or a significant number of our engineers, it could disrupt our ability to implement our business strategy. If we do not successfully attract, retain, and motivate key employees, including key executives, we may be unable to realize our business objectives and our operating results may suffer.

If we do not effectively manage, support, and safeguard our worldwide information systems, and integrate recent and planned growth, our business strategy may fail.

We have experienced in the past, and may experience in the future, interruptions in our information systems on which our global operations depend. Further, we may face attempts by others to gain unauthorized access through the Internet to our information technology systems, to intentionally hack, interfere with, or cause physical or digital damage to or failure of such systems (such as significant viruses or worms), which attempts we may be unable to prevent. We could be unaware of an incident or its magnitude and effects until after it is too late to prevent it and the damage it may cause. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could negatively affect our competitive position, the value of our investment in product or research and development, and third parties might assert against us or our customers claims related to resulting losses of confidential or proprietary information or end-user data and/or system reliability. In any such event, our business could be subject to significant disruption, and we could suffer monetary and other losses, including reputational harm. In addition, we must frequently expand our internal information system to meet increasing demand in storage, computing and communication. Our internal information system is expensive to expand and must be highly secure due to the sensitive nature of our customers’ information that we transmit. Building and managing the support necessary for our growth places significant demands on our management and resources. These demands may divert these resources from the continued growth of our business and implementation of our business strategy. Further, we must adequately train our new personnel, especially our client service and technical support personnel, to effectively and accurately, respond to and support our customers. If we fail to do this, it could lead to dissatisfaction among our customers, which could slow our growth.

Our stock price has been volatile in the past, and our earnings per share and other operating results may be unusually high in a given quarter, thereby raising investors’ expectations, and then unusually low in the next quarter, thereby disappointing investors, which could cause our stock price to drop again and increase potential dilution to our stockholders.

Our stock price has fluctuated widely during the last few years, from a low closing price of $0.97 per share during March 2009 to a high closing price of $9.01 per share during January 2008. A factor in the volatility may be that our historical quarterly operating results have fluctuated. Our future quarterly operating results will likely fluctuate from time to time and may not meet the expectations of securities analysts and investors in some future period, which could cause our stock price to decrease again.  A significant reduction in our stock price negatively impacts our ability to raise equity capital in the public markets and increases the cost to us, as measured by dilution to our existing shareholders, of equity financing. In addition, the reduced stock price also increases the cost to us, in terms of dilution, of using our equity for employee compensation or for acquisitions of other businesses. A greatly reduced stock price could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest, and fewer business development opportunities.  Also, significant volatility in the stock price could be followed by a securities class action lawsuit, which could result in substantial costs and a diversion of our management’s attention and resources.

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

Competition in our market may intensify in the future, which could slow our ability to grow or execute our strategy and could lead to increased pricing pressure, negatively impacting our revenues. Our current and potential customers may choose to develop their own solutions internally, particularly if we are slow in deploying our solutions or improving them to meet market needs. These and other competitors may be able to operate with a lower cost structure than our engineering organization, which would give any such competitor’s products a competitive advantage over our solutions. We currently face indirect competition from the internal groups at IC companies and some direct competition from providers of yield management or prediction software such as KLA-Tencor, Mentor Graphics (through its acquisition of Ponte Solutions), Rudolph Technologies, Inc. (“Rudolph”) (through its acquisition of Yield Dynamics), and Synopsys, Inc., and process control software, such as Applied Materials, Inc. (through its acquisition of the software division of Brooks Automation), BISTel Inc., MKS Instruments, Inc., Rudolph and Trancom Technology, Inc.  Further, ARM Ltd. and Synopsys (through its acquisition of Virage Logic Corporation) provide standard cells in the physical IP space and Tela provides software for standard cell synthesis, each of which could compete with our pdBRIX™ solution. In addition, electronic design automation suppliers provide alternative DFM solutions that may compete for the same budgetary funds. There may be other providers of commercial solutions for systematic IC yield and performance enhancement of which we are not aware. Further, some providers of yield management software or inspection equipment may seek to broaden their product offerings and compete with us. In addition, we believe that the demand for solutions that address the need for better integration between the silicon design and manufacturing processes may encourage direct competitors to enter into our market. For example, large integrated organizations, such as IDMs, electronic design automation software providers, IC design service companies or semiconductor equipment vendors, may decide to spin-off a business unit that competes with us. Other potential competitors include fabrication facilities that may decide to offer solutions competitive with ours as part of their value proposition to their customers. If these potential competitors change the pricing environment or are able to attract industry partners or customers faster than we can, we may not be able to grow and execute our strategy as quickly or at all.

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

•
currency risk due to the fact that certain of our payables for our international offices are denominated in the local currency, including the Euro, while virtually all of our revenues is denominated in U.S. dollars;

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

Revenues generated from customers in Asia accounted for 65% and 66% of our revenues in the years ended December 31, 2010 and 2009, respectively.  Thus, in Asia, in particular, we face the following additional risks:

•	a downturn in Asian economies which could limit our ability to retain existing customers and attract new ones in Asia; and

•
if the U.S. dollar increases in value relative to local currencies, including for example, the Japanese Yen, the cost of our solutions will be more expensive to existing and potential local customers and therefore less competitive.

We use professionals located in Ramallah, Palestine, who provide various software-related development, quality assurance, maintenance, and other technical support services for certain of our software products.  The political uncertainty surrounding the region could disrupt these service providers and thus negatively affect the range of services we are able to provide or our cost for such services.

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

We have experienced losses in the fiscal years ended December 31, 2009, 2008 and in the past. We may not maintain profitability if our costs increase more quickly than we expect or if revenues decrease. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $130 million as of December 31, 2010. We expect to continue to incur significant expenses in connection with:

•	funding for research and development;

•	expansion of our solution implementation teams;

•	expansion of our sales and marketing efforts; and

•	additional non-cash charges relating to amortization and stock-based compensation.

As a result, if we do not significantly increase revenues to maintain profitability on a quarterly or annual basis, our stock price could decline. We may be subject to additional impairment of our long-lived assets, which could negatively affect our reported results.

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

Our ability to sell our products may depend on the quality of our support and services offerings, and our failure to offer high-quality support and services could negatively affect our sales and results of operations.

Once our software products are integrated within our customers’ hardware and software systems, our customers may depend on our support organization to resolve any issues relating to our products.  A high level of support is critical for the successful marketing and sale of our products.  If we do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell our software products to existing customers may be negatively affected, and our reputation with potential customers could be harmed.  If our software customers have a poor perception of our support and services offerings, they may choose not to renew software support and maintenance when the current period expires. In addition, due to our international operations, our support organization faces challenges associated with delivering support, training, and documentation where the user’s native language may not be English.  If we fail to maintain high-quality support and services, our customers may choose our competitors’ products instead of ours in the future.

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

We have identified material weaknesses in connection with the evaluation of the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) as of December 31, 2009 and 2010. These control deficiencies resulted in adjustments during the 2009 audit to our consolidated financial statements for the year ended December 31, 2009, and during the 2010 audit to our consolidated financial statements for the year ended December 31, 2010. See Item 9A of this Annual Report for further discussion of our managements' evaluation of the Company's control environment and our management's plan for remediation.  In the future, our management may identify additional deficiencies regarding the design and operating effectiveness of our system of internal control. We may not be able to remediate such deficiencies in time to meet the continuing reporting deadlines imposed by Section 404 and the costs of remediation may be substantial.  A material weakness in our internal controls could result in a material misstatement not being prevented or detected, which could result in the need for a restatement of past periods.  Moreover, our independent registered public accounting firm may continue to deem that we did not maintain, in all material respects, effective internal control over financial reporting if we are unable to remediate deficiencies on a timely basis. If we fail to remediate the material weaknesses, fail to implement required new or improved controls, encounter difficulties in their implementation, or are unable at any time to assert that we maintain effective internal controls, it could harm our operating results, cause us to fail to meet our SEC reporting obligations on a timely basis, result in material misstatements, and our investors could lose confidence in the accuracy and completeness of our financial reports and our stock price could decline.

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

Credit concerns in the capital markets have significantly reduced our ability to liquidate auction-rate securities that we classify as non-current investment securities on our balance sheet. The liquidity of the securities has been reduced by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. All auction-rate securities we hold have been failing to sell at auction since February 2008 due to an insufficient number of bidders. We reviewed the value of these securities for impairment and concluded that these securities were temporarily impaired. Therefore, during the year ended December 31, 2008, we recorded an unrealized loss of $282,000 as a component of accumulated other comprehensive income (loss). We have concluded that there is no additional impairment as of December 31, 2010 and 2009. In future periods, should the estimated fair value of our auction-rate securities decline further based on market conditions, it could result in additional impairment and could result in the need to classify such impairment as other-than-temporary, which will result in a charge to operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located in San Jose, California where we lease approximately 39,300 square feet under a lease that expires in September 2013.  In addition, we lease laboratory space in San Jose, California under a lease that expires in November 2014. We lease other office space in Pennsylvania and Texas in the United States. In addition, we have offices in France, Germany, Italy, China, Japan, Korea, Singapore, and Taiwan with an aggregate of approximately 34,600 square feet each under various leases that expire at different times through 2013. We believe our existing facilities and those in negotiation are adequate to meet our current needs and are being utilized consistently with our past practice.

Item 3.  Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. Although we currently believe that the ultimate outcome of any of these claims and proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainty. If an unfavorable ruling occurs in any of the legal proceedings described below, our financial position and results of operations and cash flows could be negatively affected. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. With respect to each of the matters below, we have determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at December 31, 2010. As we continue to monitor these matters, however, our determination could change and we may decide a different reserve is appropriate in the future.

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

Global Software Services, Inc., a Palestinian corporation (“GSSI”), filed a complaint against us on February 16, 2010 in the Superior Court for Santa Clara County.  In the complaint, GSSI alleged that we failed to pay GSSI amounts owed under a Professional Services Agreement pursuant to which GSSI was providing software-related development and support services to us.  In addition, GSSI alleged that we interfered with GSSI’s business relationships and employee relationships and that we engaged in unfair business practices in violation of Business & Professions Code Section 17200.  The complaint sought compensatory and punitive damages, disgorgement and restitution, injunctive relief and any other available equitable remedies, as well as attorney's fees and costs.  On December 2, 2010, the court dismissed GSSI's action with prejudice.

Item 4.  Reserved

PART II

Item 5.  Market For Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Market under the symbol “PDFS”. As of March 11, 2011, we had approximately 104 stockholders of record. The number of stockholders of record does not include individuals whose stock is in nominee or “street name” accounts through brokers.

The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported by the NASDAQ Global Market:

2010	High	Low
First Quarter	$4.82	$3.85
Second Quarter	$5.11	$4.19
Third Quarter	$4.88	$3.46
Fourth Quarter	$5.00	$3.56

2009	High	Low
First Quarter	$1.82	$0.97
Second Quarter	$2.75	$1.54
Third Quarter	$3.60	$2.17
Fourth Quarter	$4.11	$3.18

The following graph compares the cumulative total stockholder return data for our stock since December 31, 2005 to the cumulative return over such period of (i) the NASDAQ Composite Index and (ii) the RDG Technology Composite Index. The graph assumes that $100 was invested on December 31, 2005. The graph further assumes that such amount was initially invested in the Common Stock of the Company at a per share price of $16.25 (closing price on December 31, 2005) and that of any dividends were reinvested. This performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter ended December 31, 2010 (in thousands except per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES (1)
Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (October 1, 2010 through October 31, 2010)	—	$—	—	$10,000
Month #2 (November 1, 2010 through November 30, 2010)	12	3.92	12	9,954
Month #3 (December 1, 2010 through December 31, 2010)	—	—	—	9,954
Total	12	$3.92	12

(1) On October 29, 2007, the Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock on the open market. The right to repurchase stock under this program expired on October 29, 2010. An amendment to this repurchase program was approved by the Board of Directors on October 19, 2010 that extended the program's term for two more years to October 29, 2012 and increased the aggregate amount available for repurchase under the program to $10.0 million. As of December 31, 2010, 2.7 million shares were repurchased at the average price of $3.46 per share under this program and $9.95 million remained available for repurchases.

(2) Included in the shares indicated in the table above are shares that the Company withheld through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity compensation plans.

Dividend Policy

No cash dividends were declared or paid in 2010 or 2009. We currently intend to retain all available funds to finance future internal growth and product development and therefore do not anticipate paying any cash dividends on our common stock for the foreseeable future.

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

	Year Ended December 31,
	2010	2009	2008(1)(2)	2007(3)	2006
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Design-to-silicon-yield solutions	$43,080	$32,662	$55,113	$70,376	$56,156
Gainshare performance incentives	18,570	15,776	18,924	24,087	20,028
Total revenues	61,650	48,438	74,037	94,463	76,184
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	24,389	22,779	29,111	32,470	27,627
Amortization and impairment of acquired technology	1,285	1,439	6,012	5,148	5,270
Total cost of design-to-silicon-yield solutions	25,674	24,218	35,123	37,618	32,897
Gross profit	35,976	24,220	38,914	56,845	43,287
Operating expenses:
Research and development	17,187	19,773	33,994	36,074	27,613
Selling, general and administrative	15,989	16,561	21,778	24,891	19,814
Amortization of other acquired intangible assets	295	349	893	3,422	1,459
Restructuring charges	885	4,512	3,401	—	—
Impairment on goodwill and other acquired intangible assets	—	—	66,830	—	—
Write-off of in-process research and development	—	—	—	—	800
Total operating expenses	34,356	41,195	126,896	64,387	49,686
Income (loss) from operations	1,620	(16,975)	(87,982)	(7,542)	(6,399)
Interest and other income, net	—	237	353	1,891	2,827
Income (loss) before taxes	1,620	(16,738)	(87,629)	(5,651)	(3,572)
Income tax provision (benefit)	1,393	753	8,099	(2,724)	(3,133)
Net income (loss)	$227	$(17,491)	$(95,728)	$(2,927)	$(439)
Net income (loss) per share:
Basic	$0.01	$(0.66)	$(3.48)	$(0.10)	$(0.02)
Diluted	$0.01	$(0.66)	$(3.48)	$(0.10)	$(0.02)
Weighted average common shares:
Basic	27,257	26,377	27,514	28,066	26,885
Diluted	27,471	26,377	27,514	28,066	26,885

	December 31,
	2010	2009	2008(1)(2)	2007(3)	2006
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$38,154	$34,899	$31,686	$35,315	$36,451
Short-term investments	—	—	9,051	9,949	16,402
Working capital	52,467	45,186	56,331	72,456	66,586
Total assets	68,453	63,477	79,627	179,351	168,857
Total stockholders’ equity	50,915	45,887	59,770	156,470	148,219
____________

(1)
In October 2008, we completed our acquisition of substantially all of the assets of Triant. Triant developed and licensed FDC software applications and services. The aggregate purchase price of $1.9 million included the payment in cash of $1.6 million and acquisition costs of $312,000.

(2)
In the fourth fiscal quarter of 2008, the Company recorded an impairment charge related to goodwill and intangible assets of $70.3 million, of which $3.4 million was recorded within “cost of design-to-silicon-yield solutions”.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We analyze our customers’ IC design and manufacturing processes to identify, quantify, and correct the issues that cause yield loss to improve our customers’ profitability by improving time-to-market, increasing yield and reducing total design and manufacturing costs. We package our solutions in various ways to meet our customers’ specific business and budgetary needs, each of which provides us various revenue streams. We receive a mix of fixed fees and variable, performance-based fees for the vast majority of our yield improvement solutions. The fixed fees are typically reflective of the length of time and the resources needed to characterize a customer’s manufacturing process and receive preliminary results of proposed yield improvement suggestions. The variable fee, or what we call gainshare, usually depends on our achieving certain yield targets by a deadline.  Variable fees are currently typically tied to wafer volume on the node size of the manufacturing facility where we performed the yield improvement solutions. We receive license fees and service fees for related installation, integration, training, and maintenance and support services for our software that we license on a stand-alone basis.

History

From our incorporation in 1992 through late 1995, we were primarily focused on research and development of our proprietary manufacturing process simulation and yield and performance modeling software. From late 1995 through late 1998, we continued to refine and sell our software, while expanding our offering to include yield and performance improvement consulting services. In late 1998, we began to sell our software and consulting services, together with our newly developed proprietary technologies, under the term Design-to-Silicon-Yield solutions, reflecting our current business model. In April 2000, we expanded our research and development team and gained additional technology by acquiring AISS. AISS now operates as PDF Solutions, GmbH, a German company, which continues to develop software and provide development services to the semiconductor industry. In July 2001, we completed the initial public offering of our common stock. In 2003, we enhanced our product and service offerings, including increased software applications, through the acquisitions of IDS and WaferYield. In 2006, we further complemented our technology offering by acquiring SiA and adding its FDC software capabilities to our integrated solution. In 2007, we increased our IP solutions portfolio, particularly in logic design technology, through the acquisition of Fabbrix. In 2008, we solidified our market leading position in the FDC software market, particularly in Korea, and now provide complementary technology to our mæstria® product through the acquisition of certain assets of Triant.

Industry Trend

Despite the general economic turmoil beginning in 2008 and continuing through 2009, the semiconductor market rebounded in 2010. We believe that logic foundries were running at or near capacity at times during the year, and a supply constraint at advanced nodes developed. With high utilization rates, foundries appeared to increase spending during the year. This trend resulted in an increase in our business and improved results of operations in 2010.  Growth may, however, lessen in 2011.

Generally, the demand for consumer electronics and communications devices continues to drive technological innovation in the semiconductor industry as the need for products with greater performance, lower power consumption, reduced costs and smaller size continues to grow with each new product generation. In addition, advances in computing systems and mobile devices have fueled demand for higher capacity memory chips. To meet these demands, IC manufacturers and designers are constantly challenged to improve the overall performance of their ICs by designing and manufacturing ICs with more embedded applications to create greater functionality while lowering cost per transistor. As a result, both logic and memory manufacturers have migrated to more and more advanced manufacturing nodes, capable of integrating more devices with higher performance, higher density, and lower power. As this trend continues, companies will continually be challenged to improve process capabilities to optimally produce ICs with minimal random and systematic yield loss, which is driven by the lack of compatibility between the design and its respective manufacturing process. We believe that as volume production of deep submicron ICs continues to grow, the difficulties of integrating IC designs with their respective processes and ramping new manufacturing processes will create a greater need for products and services that address the yield loss and escalating cost issues the semiconductor industry is facing today and will face in the future.

Financial Highlights

The following were our financial highlights for the year ended December 31, 2010:

•
Total revenues were $61.7 million, which was an increase of $13.2 million, or 27%, compared to the year ended December 31, 2009. Design-to-Silicon-Yield solutions revenues were $43.1 million, which was an increase of $10.4 million, or 32%, from the year ended December 31, 2009. The increase in Design-to-Silicon-Yield solutions revenues was primarily the result of higher bookings, as customers have begun to increase investment in leading-edge technology. Gainshare performance incentives revenues were $18.6 million, which was an increase of $2.8 million, or 18%, from the year ended December 31, 2009. The increase in revenues from gainshare performance incentives was primarily the result of increased volumes in customer manufacturing facilities.

•
Net income for the year ended December 31, 2010 was $0.2 million, compared to a net loss of $(17.5) million for the year ended December 31, 2009. The move to net income from net loss was primarily attributable to a significant increase in revenues, decreased restructuring expenses and a decrease in salary and facilities expense as the result of decreased headcount due to restructuring activities in the prior year.

•	Net income per basic and diluted share was $0.01 for the year ended December 31, 2010 compared to a net loss per basic and diluted share of $(0.66) for the year ended December 31, 2009.

•
Cash, cash equivalents and investments increased $3.3 million from $35.6 million at December 31, 2009 to $38.9 million at December 31, 2010, primarily due to cash from operating activities during the period.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 of Notes to Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. We consider the accounting policies described below to be our critical accounting policies. These critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

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

This guidance does not generally change the accounting for the Company’s software transactions. It only affects certain revenue arrangements that include both solution implementation services and software products that are not essential to the provision of these services. The amount of product and service revenue recognized in a given period is affected by our judgment as to whether an arrangement includes multiple deliverables and, if so, our determination of the fair value of each deliverable. In general, VSOE does not exist for our solution implementation services and software products. Because our services and products include our unique technology, we are not able to determine TPE. Therefore, we will use BESP in our allocation of arrangement consideration. In determining BESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. We typically arrive at an BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting.

After fair value is established for each deliverable, the total transaction amount is allocated to each deliverable based upon its relative fair value. Fees allocated to solution implementation services are recognized using the cost-to-cost percentage of completion method of contract accounting. Fees allocated to software and related support and maintenance are recognized under software revenue recognition guidance.

Prior to the adoption of this new accounting standard, under these arrangements, where VSOE existed for the support and maintenance element, the support and maintenance revenue was recognized separately over the term of the supporting period and the remaining fee was recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting.

The impact on total revenues from the adoption of this new accounting standard is shown in the following table (in thousands). Due to the nature of the arrangements, the Company is currently unable to determine the impact of the adoption of this new accounting standard on future revenues.

	Year Ended December 31, 2010
	As reported	Pro Forma Basis as if the Previous Accounting Guidance were in Effect
Total revenues	$61,650	$57,625

Software Licenses — We also license our software products separately from our solution implementation services. For software license arrangements that do not require significant modification or customization of the underlying software, software license revenue is recognized under the residual method when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, (4) collectability is probable, and (5) the arrangement does not require services that are essential to the functionality of the software. When arrangements include multiple elements such as support and maintenance, consulting (other than for our fixed price solution implementations), installation, and training, revenue is allocated to each element of a transaction based upon its fair value as determined by our VSOE and such services are recorded as services revenues. VSOE for maintenance is generally established based upon negotiated renewal rates while VSOE for consulting, installation, and training services is established based upon our customary pricing for such services when sold separately. Revenues for software licenses with extended payment terms are not recognized in excess of amounts due. For software license arrangements that require significant modification or customization of the underlying software, the software license revenues are recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting, and such revenues are recorded as services revenue.

Gainshare Performance Incentives — When we enter into a contract to provide yield improvement services, the contract usually includes two components: (1) a fixed fee for performance by us of services delivered over a specific period of time; and (2) a gainshare performance incentives component where the customer may pay a variable fee, usually after the fixed fee period has ended. Revenues derived from gainshare performance incentives represent profit sharing and performance incentives earned based upon our customers reaching certain defined operational levels established in related solution implementation service contracts. Gainshare performance incentives periods are usually subsequent to the delivery of all contractual services and therefore have no cost to us. Due to the uncertainties surrounding attainment of such operational levels, we recognize gainshare performance incentives revenues (to the extent of completion of the related solution implementation services) upon receipt of performance reports or other related information from our customers supporting the determination of amounts and probability of collection. Gainshare performance incentives revenues are dependent on many factors which are outside our control, including among others, continued production of the related ICs by our customers, sustained yield improvements by our customers, and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing provisions for gainshare performance incentives.

Intangible Assets

As of December 31, 2010 and December 31, 2009, the recorded value of our intangible assets was $1.4 million and $3.0 million, respectively. Impairment on acquired intangible assets is evaluated when indicators of impairment exist. In assessing the valuation and recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows to be derived from the acquired assets. The assumptions used in the fair value calculations change from year to year and include revenue growth rates, operating margins, risk adjusted discount rates and future economic and market conditions. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets, which would have a material adverse effect on our operating results. During the year ended December 31, 2010, there were no indicators of impairment related to our intangible assets.

We are currently amortizing our acquired intangible assets over estimated useful lives of one to seven years, which are based on the estimated period of benefit to be derived from such assets. However, a decrease in the estimated useful lives of such assets would cause additional amortization expense or an impairment of such assets in future periods.

Income Taxes

We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Changes in the net deferred tax assets, less offsetting valuation allowance, in a period are recorded through the income tax provision in the consolidated statements of operations. For the year ended December 31, 2008, we concluded that a valuation allowance was required based on our evaluation and weighting of the positive and negative evidence. We continued to carry a valuation allowance against our U.S. and certain foreign deferred tax assets as of December 31, 2010 and 2009. See Note 9 to the consolidated financial statements for further discussion. If, in the future, we determine that these deferred tax assets are more likely than not to be realized, a release of all or part, of the related valuation allowance could result in a material income tax benefit in the period such determination is made.

Our income tax calculations are based on application of the respective U.S. federal, state or foreign tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations.

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

Results of Operations

The following table sets forth, for the years indicated, the percentage of total revenues represented by the line items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2010	2009	2008
Revenues:
Design-to-silicon-yield solutions	70%	67%	74%
Gainshare performance incentives	30	33	26
Total revenues	100	100	100
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	39	47	39
Amortization and impairment of acquired technology	3	3	8
Total cost of design-to silicon-yield solutions	42	50	47
Gross profit	58	50	53
Operating expenses:
Research and development	28	41	46
Selling, general and administrative	26	34	29
Amortization of other acquired intangible assets	0	1	1
Restructuring charges	1	9	5
Impairment on goodwill and other acquired intangible assets	—	—	90
Total operating expenses	55	85	171
Income (loss) from operations	3	(35)	(118)
Interest and other income, net	—	—	—
Income (loss) before taxes	3	(35)	(118)
Income tax provision (benefit)	3	1	11
Net income (loss)	0%	(36)%	(129)%

Years Ended December 31, 2010 and 2009

Revenues	2010	2009	$ Change	% Change	2010 % of Revenues	2009 % of Revenues
	(In thousands, except for percentages)
Design-to-silicon-yield solutions	$43,080	$32,662	$10,418	32%	70%	67%
Gainshare performance incentives	18,570	15,776	2,794	18	30	33
Total	$61,650	$48,438	$13,212	27%	100%	100%

Design-to-Silicon-Yield Solutions.  Design-to-Silicon-Yield solutions revenues are derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements and solution product sales. Design-to-Silicon-Yield solutions revenues increased $10.4 million for the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to an increase of $9.5 million in fixed fee integrated solutions and an increase of $0.6 million in software and software related services. The increases were primarily the result of higher bookings, as customers have begun to invest in leading edge technology as the semiconductor industry has begun to rebound. We booked eight new fixed-price solution implementation service contracts and five extensions to existing service contracts during the year ended December 31, 2010, as compared to five new service contacts and two extensions to existing service contracts during the year ended December 31, 2009. The rebound in the semiconductor industry has been the primary contributor to this increase. Our Design-to-Silicon-Yield revenues may fluctuate in the future and are dependent on a number of factors, including the semiconductor industry’s acceptance of our products, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets including photovoltaic and LED, and further penetration of our current customer base.

Gainshare Performance Incentives.  Gainshare performance incentives revenues represent profit sharing and performance incentives earned based upon our customers reaching certain defined operational levels. Revenues derived from gainshare performance incentives increased $2.8 million for the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to increases in wafer volumes at our customers’ sites. Revenues from gainshare performance incentives were generated from seven customers and eight engagements for the year ended December 31, 2010 and seven customers and nine engagements for the year ended December 31, 2009.

Cost of Design-to-Silicon-Yield Solutions	2010	2009	$ Change	% Change	2010 % of Revenues	2009 % of Revenues
	(In thousands, except for percentages)
Direct costs of design-to-silicon-yield solutions	$24,389	$22,779	$1,610	7%	39%	47%
Amortization and impairment of acquired technology	1,285	1,439	(154)	(11)	3	3
Total	$25,674	$24,218	$1,456	6%	42%	50%

Costs of Design-to-Silicon-Yield Solutions. Costs of Design-to-Silicon-Yield solutions consist of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization and impairment of acquired technology.

Direct Costs of Design-to-Silicon-Yield Solutions. Direct costs of Design-to-Silicon-Yield solutions consist of services costs and software licenses costs. Services costs consist of material, labor, overhead costs, and stock-based compensation charges associated with solution implementations. Costs include purchased materials, employee compensation and related benefits, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products and expenses incurred to produce and distribute our product documentation. Direct costs of Design-to-Silicon-Yield Solutions increased $1.6 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase was primarily due to an increase of $555,000 in travel expense related to increased project activity, $528,000 in equipment expense related to deployments to new engagements in 2010 and an increase of $436,000 in stock-based compensation charges.   The direct costs of Design-to-Silicon-Yield solutions decreased as a percentage of revenues in 2010 to 39%, compared to 47% in 2009. Because certain costs are relatively fixed in nature, even though total costs had increased due to increased engagement activity, the increase in revenues had a greater effect on our gross margin.

Amortization and Impairment of Acquired Technology.  Amortization of acquired technology consists of amortization of intangibles acquired as a result of certain business combinations. Amortization of acquired technology decreased $153,000 for the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to certain intangible assets becoming fully amortized. Assuming we acquire no other intangible assets, we anticipate amortization of acquired technology to be $626,000 in 2011 and $261,000 in 2012.

Research and Development	2010	2009	$ Change	% Change	2010 % of Revenues	2009 % of Revenues
	(In thousands, except for percentages)
Research and development	$17,187	$19,773	$(2,586)	(13)%	28%	41%

Research and Development.  Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel, facilities cost allocations, and stock-based compensation charges. Research and development expenses decreased $2.6 million for the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to a decrease of $2.1 million in personnel and facilities expenses and a $724,000 decrease in subcontractor expense primarily as the result of our cost control efforts. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire new personnel based on the scope and timing of product development projects.

Selling, General and Administrative	2010	2009	$ Change	% Change	2010 % of Revenues	2009 % of Revenues
	(In thousands, except for percentages)
Selling, general and administrative	$15,989	$16,561	$(572)	(4)%	26%	34%

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses decreased $572,000 for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to a decrease of $1.7 million in personnel, commissions and facilities expenses as a result of our cost control efforts, partially offset by an increase of $708,000 in legal fees related to ongoing litigation and an increase of $374,000 in accounting fees. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of changes in litigation, cost control initiatives and the need to support sales efforts in the future.

Amortization of Other Acquired Intangible Assets	2010	2009	$ Change	% Change	2010 % of Revenues	2009 % of Revenues
	(In thousands, except for percentages)
Amortization of other acquired intangible assets	$295	$349	$(54)	(15)%	0%	1%

Amortization of Other Acquired Intangible Assets.  Amortization of other acquired intangible assets consists of the amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets for the year ended December 31, 2010 decreased $54,000 compared to the year ended December 31, 2009, primarily the result of certain intangible assets becoming fully amortized. Assuming we acquire no other intangible assets, we anticipate amortization of other acquired intangible assets to be $204,000 in 2011, $174,000 in 2012, $74,000 in 2013 and $30,000 in 2014.

Restructuring Charges	2010	2009	$ Change	% Change	2010 % of Revenues	2009 % of Revenues
	(In thousands, except for percentages)
Restructuring charges	$885	$4,512	$(3,627)	(80)%	1%	9%

Restructuring Charges.  Restructuring charges for the year ended December 30, 2010 decreased $3.6 million compared to the year ended December 31, 2009. Restructuring charges for the years ended December 30, 2010 and 2009 consisted primarily of facilities and severance costs incurred in connection with our cost control efforts.

Interest and Other Income, Net	2010	2009	$ Change	% Change	2010 % of Revenues	2009 % of Revenues
	(In thousands, except for percentages)
Interest and other income, net	$0	$237	$(237)	(100)%	—%	—%

Interest and Other Income, Net.  Interest and other income, net, decreased $237,000 for the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to a decrease in other income due to a gain of $393,000 recorded in 2009 related to debt extinguishment associated with the forgiveness of a loan we assumed at the time of acquisition of Si Automation S.A. and a decrease in interest income of $192,000 from lower interest rates during the year, partially offset by a decrease of $233,000 in loss on foreign exchange.

Income Tax Provision	2010	2009	$ Change	% Change	2010 % of Revenues	2009 % of Revenues
	(In thousands, except for percentages)
Income tax provision	$1,393	$753	$640	85%	2%	1%

Income Tax Provision.  Income tax provision increased $640,000 for the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to an increase in foreign withholding taxes of $0.9 million. Income tax provision for the years ended December 31, 2010 and 2009 primarily consisted of foreign withholding taxes, statutory taxes associated with our foreign subsidiaries, and changes in unrecognized tax benefits.

Years Ended December 31, 2009 and 2008

Revenues	2009	2008	$ Change	% Change	2009 % of Revenues	2008 % of Revenues
	(In thousands, except for percentages)
Design-to-silicon-yield solutions	$32,662	$55,113	$(22,451)	(41)%	67%	74%
Gainshare performance incentives	15,776	18,924	(3,148)	(17)	33	26
Total	$48,438	$74,037	$(25,599)	(35)%	100%	100%

Design-to-Silicon-Yield Solutions.   Design-to-Silicon-Yield solutions revenues decreased $22.5 million for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily due to a decrease of $13.8 million in fixed fee integrated solutions and a decrease of $8.3 million in software and software related services. The decreases were primarily the result of lower bookings, as customers have delayed purchases for capacity expansion and investment in leading edge technology in anticipation of a significant downturn in the semiconductor industry. We booked five new fixed-price solution implementation service contracts and two extensions to existing service contracts during the year ended December 31, 2009, as compared to seven new service contacts and four extensions to existing service contracts during the year ended December 31, 2008. The dramatic downturn in the semiconductor industry combined with weakness in worldwide economies were the primary contributors to this shortfall.

Gainshare Performance Incentives.   Revenues derived from gainshare performance incentives decreased $3.1 million for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily due to decreases in wafer volumes at our customers’ sites. Revenues from gainshare performance incentives were generated from seven customers and nine engagements for the year ended December 31, 2009 and seven customers and thirteen engagements for the year ended December 31, 2008.

Cost of Design-to-Silicon-Yield Solutions	2009	2008	$ Change	% Change	2009 % of Revenues	2008 % of Revenues
	(In thousands, except for percentages)
Direct costs of design-to-silicon-yield solutions	$22,779	$29,111	$(6,332)	(22)%	47%	39%
Amortization and impairment of acquired technology	1,439	6,012	(4,573)	(76)	3	8
Total	$24,218	$35,123	$(10,905)	(31)%	50%	47%

Direct Costs of Design-to-Silicon-Yield Solutions. Direct costs of Design-to-Silicon-Yield Solutions decreased $6.3 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease was primarily due to a decrease of $2.9 million in domestic personnel expenses, a decrease of $1.4 million in the use of outside services, and a decrease of $984,000 in travel expenses, all as a result of our cost control efforts.  The direct costs of Design-to-Silicon-Yield solutions increased as a percentage of revenues in 2009 to 47%, compared to 39% in 2008. Our operating structure is relatively fixed in nature. Although costs had decreased dramatically as the result of cost control efforts, the dramatic decline in revenues as the result of the economic downturn greatly affected our gross margin.

Amortization and Impairment of Acquired Technology.   Amortization of acquired technology decreased $1.2 million for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily due to certain intangible assets becoming fully amortized. Impairment of acquired technology consisted of a $3.4 million impairment recognized in the three months ended December 31, 2008. There was no impairment of acquired technology recorded in the year ended December 31, 2009.

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

Impairment on Goodwill and Other Acquired Intangible Assets. During the three months ended December 31, 2008, we recognized an impairment of $64.0 million on our goodwill and $2.8 million on our other acquired intangible assets (excluding the impairment of acquired technology), as a result of management’s review for potential impairment on the carrying value of such assets due to the deterioration of our operating results and the dramatic downturn in the semiconductor industry combined with weakness in worldwide economies. There was no impairment charge recorded during the year ended December 31, 2009.

Interest and Other Income, Net	2009	2008	$ Change	% Change	2009 % of Revenues	2008 % of Revenues
	(In thousands, except for percentages)
Interest and other income, net	$237	$353	$(116)	(33)%	—%	—%

Interest and Other Income, Net.  Interest and other income, net, decreased $116,000 for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily due to decreases in interest income of $834,000 from lower average cash, cash equivalent and investments balances and lower interest rates during the year, partially offset by a loss of $445,000 on the sale of  commercial paper from a bankrupt financial institution during the three months ended September 30, 2008, and a gain of $393,000 on debt extinguishment during the three months ended September 30, 2009 associated with the forgiveness of a loan we assumed at the time of acquisition of Si Automation S.A.

Income Tax Provision	2009	2008	$ Change	% Change	2009 % of Revenues	2008 % of Revenues
	(In thousands, except for percentages)
Income tax provision	$753	$8,099	$(7,346)	(91)%	1%	11%

Income Tax Provision.  Income tax provision decreased $7.3 million for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily due to the establishment of a valuation allowance for deferred tax assets for the year ended December 31, 2008. During 2008, a valuation allowance was established for substantially all net deferred tax assets after management concluded that it was more likely than not that, based on the objective evidence available, our net deferred tax assets would not be fully realizable.

Liquidity and Capital Resources

Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $2.7 million for the year ended December 31, 2010, a change of $7.3 million compared to cash used in operating activities of $(4.6) million for the year ended December 31, 2009, primarily due to the generation of net income and the reduction in deferred revenue, partially offset by changes in accounts receivable and various accruals.

Accounts receivable increased $3.6 million as of December 31, 2010 compared to December 31, 2009, primarily due to increased billings on higher revenues.  Accounts receivable decreased $5.2 million as of December 31, 2009 compared to December 31, 2008 primarily due to a decline in revenue. Accrued compensation and related benefits decreased $0.4 million as of December 31, 2010 compared to December 31, 2009 primarily due to paid vacation used in company-wide shutdowns, the result of our cost control efforts. Accrued compensation and related benefits decreased $2.1 million as of December 31, 2009 compared to December 31, 2008 primarily due to paid vacation used in company-wide shutdowns, the result of our cost control efforts.  Accrued and other liabilities decreased $1.4 million as of December 31, 2010 compared to December 31, 2009, primarily due to decreases in accrued restructuring, accrued outside sales commissions and accrued legal expenses. Accrued and other liabilities increased $240,000 as of December 31, 2009 compared to December 31, 2008 primarily due to an adjustment to the tax liability for uncertain tax positions partially offset by the amortization of deferred rent.  Accounts payable increased $20,000 as of December 31, 2010 compared to December 31, 2009 primarily due to the timing of vendor payments. Accounts payable decreased $392,000 as of December 31, 2009 compared to December 31, 2008 primarily due to the timing of vendor payments.

Investing Activities

Cash flows from investing activities consist of proceeds from investment maturities and sales, offset by payments for investments acquired, payments for businesses acquired, and payments for capital expenditures. Net cash used in investing activities was $(121,000) for the year ended December 31, 2010, a change of $8.6 million compared to net cash provided by investing activities of $8.5 million for the year ended December 31, 2009, primarily due to no sales of available-for-sale securities during the year ended December 31, 2010, partially offset by lower purchases of property and equipment. Net cash provided by investing activities was $8.5 million for the year ended December 31, 2009, a change $11.4 million compared to net cash used in investing activities of $(2.9) million for the year ended December 31, 2009, primarily due to no purchases of investments during the year ended December 31, 2009, partially offset by lower proceeds from maturities and sales of available-for-sale securities. We purchased $27.1 million of available-for-sale securities in the year ended December 31, 2008 while we had no such purchases during the year ended December 31, 2009. We also spent $1.6 million in cash to acquire certain assets from Triant during the year ended December 31, 2008. Proceeds from maturities and sales of available-for sale securities were $9.1 million during the year ended December 31, 2009 compared to $26.9 million during the year ended December 31, 2008.

Financing Activities

Cash flows from financing activities consist of proceeds from sales of shares through employee equity incentive plans, payments for purchase of treasury stock, and principal payments on long-term obligations. Net cash provided by financing activities was $726,000 for the year ended December 31, 2010, an increase of $423,000 compared to $303,000 provided by financing activities for the year ended December 31, 2009, primarily due to higher proceeds from sales of shares through our employee equity incentive plans and lower principal payments on long-term obligations. Net cash provided by financing activities was $303,000 for the year ended December 31, 2009,  a change of $6.9 million compared to $(6.6) million used in financing activities for the year ended December 31, 2008, primarily due to repurchases of 2.2 million shares of our common stock for $6.9 million on the open market during the year ended December 31, 2008.

Liquidity

As of December 31, 2010, our working capital was $52.5 million, compared to $45.2 million as of December 31, 2009. Cash, cash equivalents, and short-term investments as of December 31, 2010 were $38.2 million, an increase of $3.3 million compared to $34.9 million as of December 31, 2009, primarily attributable to net cash provided by operating activities. We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to repurchase common stock or fund potential investments in, or acquisitions of, complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from our operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all, particularly in current capital market environment.

As of December 31, 2010, our non-current investments included auction-rate securities with a fair value of $718,000. The auction-rate securities are measured at fair value using significant unobservable inputs (Level 3 inputs) and accounted for approximately 3% of total assets that are measured at fair value on a recurring basis. See Note 12 to “Notes to Consolidated Financial Statements” in Part IV, and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Part II and Note 2 to “Notes to Consolidated Financial Statements” in Part IV in this Annual Report on Form 10-K for further discussion.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities. As of December 31, 2010, other than Euro denominated payables, we had no foreign currency contracts outstanding.

We indemnify certain customers from third-party claims of intellectual property infringement relating to the use of our products. Historically, costs related to these guarantees of indemnification have not been significant. We are unable to estimate the maximum potential impact of these guarantees on our future results of operations.

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligations	2011	2012	2013	2014	Total
Debt principal(1)	$107	$—	$—	$—	$107
Debt interest(1)	1	—	—	—	1
Operating lease obligations(2)	2,871	2,421	1,744	48	7,084
Purchase obligations(3)	2,022	67	—	—	2,089
Total(4)	$5,001	$2,488	$1,744	$48	$9,281
____________

(1)	Amount represents the repayment of the outstanding portion of a €400,000 loan with a variable interest rate based on the EURIBOR plus 160 basis points.

(2)
Operating lease amounts include minimum rental payments under our operating leases for our office facilities, as well as computers, office equipment, and vehicles that we utilize under lease agreements. These minimum rental payments include payments on those facilities abandoned as part of the restructuring activities. These agreements expire at various dates through 2014.

(3)	Purchase obligations consist of agreements to purchase goods and services entered in the ordinary course of business.

(4)
The contractual obligation table above excludes liabilities for uncertain tax positions of $3.7 million, which are not practicable to assign to any particular years, due to the inherent uncertainty of the tax positions.  See Note 9 of “Notes to Consolidated Financial Statements” for further discussion.

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

Interest Rate Risk.  As of December 31, 2010, we had cash and cash equivalents of $38.2 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at December 31, 2010 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

As of December 31, 2010, we held auction-rate securities with a par value of $1.0 million. Auction-rate securities are variable rate debt instruments whose interest rates are reset through a “Dutch” auction process at regular intervals, typically every 28 days. A portion of these securities are insured by third party bond insurers and are collateralized by student loans guaranteed by governmental agencies and private entities. The liquidity of the securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. All auction-rate securities we hold have been failing to sell at auction since February 2008 due to an insufficient number of bidders. Therefore we reviewed the value of these securities for impairment. The cumulative impairment for these securities as of December 31, 2010 was $282,000, which is included in other comprehensive income (loss). In future periods, the estimated fair value of our auction-rate securities could decline further based on market conditions, which could result in additional impairment.

Foreign Currency and Exchange Risk.  Certain of our payables for our international offices are denominated in the local currency, including the Euro. Therefore, a portion of our operating expenditures is subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates on foreign denominated payables as of December 31, 2010 would result in a loss of an immaterial amount. As of December 31, 2010, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this Item 8 are listed in Item 15(a)(1) of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2010 in connection with the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. This evaluation was based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control—Integrated Framework issued by COSO because management identified the following material weaknesses that existed as of that date:

Lack of Resources or Expertise to Provide Reasonable Assurance for the Accurate Application of GAAP in Non-routine or Complex Transactions. We did not maintain appropriate expertise or resources in order to provide reasonable assurance for the accuracy of accounting in accordance with generally accepted accounting principles as to complex or non-routine areas, which also contributed to the additional material weaknesses that follow.

Controls to Provide Reasonable Assurance for the Accuracy of Accounting for Revenue Transactions. We did not maintain effective controls to provide reasonable assurance for the accuracy of accounting in accordance with generally accepted accounting principles as to percentage of completion contracts, including deferred costs and cost estimates, and certain of our multi-element revenue arrangements.

Controls to Provide Reasonable Assurance for the Accuracy of Stock-based Compensation Transactions. We did not maintain effective controls to provide reasonable assurance for the accuracy of accounting in accordance with generally accepted accounting principles as to stock-based compensation awards, including terminations and non-routine modifications.

The control deficiencies described above resulted in audit adjustments to the Company's consolidated financial statements for the year ended December 31, 2010 with respect to the following accounts: revenue, accounts receivable, billings in excess of recognized revenues, deferred cost, stock-based compensation expense, additional-paid-in-capital, and accrued and other current liabilities. Additionally, these control deficiencies could result in further misstatements to the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, specifically related to the departure of the Company's Revenue & Reporting Manager and Director of Finance during the quarter.

Management's Plan for Remediation

Management is developing a remediation plan to address the control deficiencies described above.  The remediation efforts are expected to include the following:

•
Hire personnel with requisite experience for non-routine or complex transactions, including with respect to the application of generally accepted accounting principles for percentage of completion contracts, certain multi-element revenue arrangements, and stock-based compensation transactions;

•	Expand controls to include identification of non-routine and complex transactions for increased periodic and on-going review by high-level personnel with the requisite expertise;

•
Implement procedures to ensure that our revenue controls are enhanced to include specific consideration of the accounting for contract costs and the cost estimation process for the Company's design-to-silicon yield services contracts; and,

•	On-going training of our employees on generally accepted accounting principles in general, and existing and new policies and procedures around revenue and stock-based compensation in particular.

Management is developing a detailed plan and timetable for the implementation of the foregoing remediation efforts and will monitor the implementation.  In addition, under the direction of the Audit and Corporate Governance Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management currently believes the foregoing efforts will effectively remediate these material weaknesses.  As we continue to evaluate and work to improve our internal control over financial reporting, our management may determine to take additional measures or to modify the measures described above.

Item 9B.  Other Information.

None.

PART III

Pursuant to Paragraph (3) of the General Instructions to Form 10-K, certain of the information required by Part III of this Form 10-K is incorporated by reference from our Proxy Statement as set forth below. The Proxy Statement is expected to be filed within 120 days of December 31, 2010.

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

Our Board of Directors has adopted a Code of Ethics (“Code of Ethics”) which is applicable to our principal executive officer, our principal financial officer and employees of the Company. Our Code of Ethics is available on our website at www.pdf.com, on the investor relations page. The Company's website address provided is not intended to function as a hyperlink, and the information on the Company's website is not, and should not be considered, part of this Annual Report on Form 10-K and is not incorporated by reference herein.  You may also request a copy of our Code of Ethics in writing by sending your request to PDF Solutions, Inc., Attention: Investor Relations, 333 West San Carlos Street, Suite 700, San Jose, California 95110. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions and Directors Independence” in our Proxy Statement.

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

PDF SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PDF Solutions, Inc.

In our opinion, the accompanying consolidated balance sheets as of December 31, 2010 and 2009 and the related consolidated statements of operations, of stockholders' equity and comprehensive income (loss), and of cash flows for the years then ended present fairly, in all material respects, the financial position of PDF Solutions, Inc. and its subsidiaries at  December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) as of and for the years ended December 31, 2010 and 2009 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to lack of resources or expertise to provide reasonable assurance for the application of GAAP in non-routine or complex transactions, accounting for revenue transactions, and accounting for stock-based compensation transactions existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
March 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PDF Solutions, Inc.
San Jose, California

We have audited the consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of PDF Solutions, Inc. and subsidiaries (the “Company”) for the year  ended December 31, 2008. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 2008, as set forth under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of their operations and their cash flows of the Company for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 16, 2009

PDF SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands,
	except par values)
ASSETS
Current assets:
Cash and cash equivalents	$38,154	$34,899
Accounts receivable, net of allowances of $254 in both 2010 and 2009	23,442	19,809
Prepaid expenses and other current assets	3,246	3,029
Total current assets	64,842	57,737
Property and equipment, net	797	1,573
Non-current investments	718	718
Intangible assets, net	1,369	2,954
Other non-current assets	727	495
Total assets	$68,453	$63,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$108	$115
Accounts payable	1,080	959
Accrued compensation and related benefits	3,964	4,438
Accrued and other current liabilities	2,400	3,502
Deferred revenues	3,021	1,584
Billings in excess of recognized revenues	1,802	1,953
Total current liabilities	12,375	12,551
Long-term debt	-	117
Long-term income taxes payable	3,668	3,218
Other non-current liabilities	1,495	1,704
Total liabilities	17,538	17,590
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 31,276 and 30,194, respectively; shares outstanding 27,603 and 26,651, respectively	4	4
Additional paid-in capital	200,144	194,081
Treasury stock, at cost, 3,673 and 3,543 shares, respectively	(19,298)	(18,715)
Accumulated deficit	(129,884)	(130,111)
Accumulated other comprehensive income (loss)	(51)	628
Total stockholders’ equity	50,915	45,887
Total liabilities and stockholders’ equity	$68,453	$63,477

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands,
	except per share amounts)
Revenues:
Design-to-silicon-yield solutions	$43,080	$32,662	$55,113
Gainshare performance incentives	18,570	15,776	18,924
Total revenues	61,650	48,438	74,037
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	24,389	22,779	29,111
Amortization and impairment of acquired technology	1,285	1,439	6,012
Total cost of design-to-silicon-yield solutions	25,674	24,218	35,123
Gross profit	35,976	24,220	38,914
Operating expenses:
Research and development	17,187	19,773	33,994
Selling, general and administrative	15,989	16,561	21,778
Amortization of other acquired intangible assets	295	349	893
Restructuring charges	885	4,512	3,401
Impairment on goodwill and other acquired intangible assets	—	—	66,830
Total operating expenses	34,356	41,195	126,896
Income (loss) from operations	1,620	(16,975)	(87,982)
Interest and other income, net	—	237	353
Income (loss) before taxes	1,620	(16,738)	(87,629)
Income tax provision	1,393	753	8,099
Net income (loss)	$227	$(17,491)	$(95,728)

Net income (loss) per share
Basic	$0.01	$(0.66)	$(3.48)
Diluted	$0.01	$(0.66)	$(3.48)

Weighted average common shares
Basic	27,257	26,377	27,514
Diluted	27,471	26,377	27,514

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

							Accumulated
	Common Stock		Additional	Treasury Stock			Other
			Paid-In			Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Total
	(In Thousands)

Balances, January 1, 2008	27,933	$4	181,566	1,190	$(11,524)	$(16,892)	$3,316	$156,470
Issuance of common stock in connection with exercise of options	12		63					63
Issuance of common stock in connection with employee stock purchase plan	152		590					590
Purchases of treasury stock	(2,226)			2,226	(6,878)			(6,878)
Vesting of restricted stock units	52
Stock-based compensation expense			7,228					7,228
Deferred tax asset write-off upon expiration of certain stock option awards			(315)					(315)
Net loss						(95,728)
Cumulative translation adjustment							(1,439)
Change in unrealized loss on investments							(221)
Comprehensive loss								(97,388)
Balances, December 31, 2008	25,923	4	189,132	3,416	(18,402)	(112,620)	1,656	59,770
Issuance of common stock in connection with employee stock purchase plan	450		570					570
Vesting of restricted stock units	405
Purchases of treasury stock in connection with tax withholdings on restricted stock units	(127)			127	(313)			(313)
Stock-based compensation expense			4,269					4,269
Tax benefit from employee stock plans			110					110
Net loss						(17,491)
Cumulative translation adjustment							(964)
Change in unrealized loss on investments							(64)
Comprehensive loss								(18,519)
Balances, December 31, 2009	26,651	4	194,081	3,543	(18,715)	(130,111)	628	45,887
Issuance of common stock in connection with employee stock purchase plan	588		782					782
Issuance of common stock in connection with exercise of options	24		51					51
Vesting of restricted stock units	470
Purchases of treasury stock in connection with tax withholdings on restricted stock units	(130)			130	(583)			(583)
Stock-based compensation expense			5,230					5,230
Net income						227
Cumulative translation adjustment							(679)
Comprehensive loss								(452)
Balances, December 31, 2010	27,603	$4	$200,144	3,673	$(19,298)	$(129,884)	$(51)	$50,915

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Operating activities:
Net income (loss)	$227	$(17,491)	$(95,728)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment on goodwill and intangible assets	—	—	70,250
Depreciation and amortization	834	1,421	1,858
Stock-based compensation expense	5,230	4,269	7,228
Loss on sale of investment security and property and equipment	—	152	552
Amortization of acquired intangible assets	1,580	1,788	3,485
Deferred taxes	(527)	98	2,566
Purchases of treasury stock in connection with tax withholdings on restricted stock units	(583)	(313)	—
Gain on debt extinguishment	—	(393)	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net of allowances	(3,633)	5,180	13,593
Prepaid expenses and other assets	78	1,800	1,254
Accounts payable	20	(392)	(2,111)
Accrued compensation and related benefits	(374)	(2,126)	641
Accrued and other liabilities	(1,376)	240	5,164
Deferred revenues	1,400	(42)	(1,383)
Billings in excess of recognized revenues	(151)	1,206	195
Net cash provided by (used in) operating activities	2,725	(4,603)	7,564
Investing activities:
Purchases of available-for-sale securities	—	—	(27,094)
Maturities and sales of available-for-sale securities	—	9,054	26,940
Purchases of property and equipment	(121)	(569)	(1,115)
Businesses acquired in purchase transactions, net of cash acquired	—	—	(1,604)
Net cash provided by (used in) investing activities	(121)	8,485	(2,873)
Financing activities:
Exercise of stock options	51	—	63
Proceeds from employee stock purchase plan	782	570	590
Purchases of treasury stock	—	—	(6,878)
Principal payments on long-term obligations	(107)	(267)	(409)
Net cash provided by (used in) financing activities	726	303	(6,634)
Effect of exchange rate changes on cash and cash equivalents	(75)	(972)	(1,686)
Net increase (decrease) in cash and cash equivalents	3,255	3,213	(3,629)
Cash and cash equivalents, beginning of year	34,899	31,686	35,315
Cash and cash equivalents, end of year	$38,154	$34,899	$31,686
Non-cash investing and financing activities:
Purchase price adjustments	$—	$—	$216
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Taxes	$2,107	$1,604	$2,421
Interest	$9	$19	$39

See notes to consolidated financial statements.

PDF SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

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

Reclassification — Certain prior period cash flow amounts have been reclassified to conform to the current presentation. These reclassifications did not significantly impact any prior amounts of reported cash from or used by operating activities, investing activities or financing activities, and did not impact the balance sheet, stockholders' equity or results of operation.

Out-of-Period Adjustments — In the three months ended December 31, 2010, the Company recorded out-of-period adjustments to record additional sabbatical accrual for $76,000, stock-based compensation expense of $13,000, increase income tax provision of $67,000, reverse a restructuring accrual for $72,000 and increase the liability for uncertain tax positions by $256,000 that were incorrectly recorded in previous periods. The correction of these errors resulted in a decrease to the Company’s net income of $84,000 and $97,000 for the quarter and year ended December 31, 2010, respectively, and a decrease to other comprehensive loss of $256,000 for the year ended December 31, 2010. The resulting errors also decreased net income for the nine months ended September 30, 2010 by $13,000, and decreased net loss for the year ended December 31, 2009 by $97,000. Management has assessed the impact of these adjustments and does not believe that these amounts were material, either individually or in the aggregate, to any prior period financial statements, and the impact of correcting these errors in the three months ended December 31, 2010 is not material to the financial statements for the year ended December 31, 2010.

In the three months ended December 31, 2009, the Company recorded out-of-period adjustments to reverse a bonus accrual for $462,000, reverse stock-based compensation expense of $580,000 and record contract costs of $760,000 that were incorrectly deferred in previous periods. The correction of these errors resulted in a reduction to the Company's net loss of $282,000 and $672,000 for the quarter and year ended December 31, 2009, respectively. The resulting errors also increased net loss for the year ended December 31, 2008 by $672,000 and reduced net loss for the nine months ended September 30, 2009 by $390,000. Management has assessed the impact of these adjustments and does not believe that these amounts were material, either individually or in the aggregate, to any prior period financial statements, and the impact of correcting these errors in the three months ended December 31, 2009 is not material to the financial statements for the year ended December 31, 2009.

    Significant Estimates —  The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include stock-based compensation expense, allowances for doubtful accounts receivable, estimates for useful lives associated with long-lived assets, asset impairment charges, recoverability of intangible assets, restructuring charges, fair value of net assets held for sale and income taxes and tax valuation allowances. Actual results could differ from those estimates.

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

The Company primarily sells its technologies and services to companies in Asia, Europe and North America within the semiconductor industry. As of December 31, 2010, six customers accounted for 75% of the Company’s gross accounts receivable and four customers accounted for 60% of the Company’s revenues for 2010. As of December 31, 2009, six customers accounted for 77% of the Company’s gross accounts receivable and three customers accounted for 47% of the Company’s revenues for 2009. See Note 11 for further details. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses. The allowance for doubtful accounts, which was based on management’s best estimates, could be adjusted in the near term from current estimates depending on actual experience. Such adjustments could be material to the consolidated financial statements.

Cash, Cash Equivalents and Short-term Investments — The Company considers all highly liquid investments with an original maturity of 90 days or less or investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments.

Accounts Receivable — Accounts receivable includes amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $6.0 million and $6.4 million at December 31, 2010 and 2009, respectively.

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

Goodwill — Goodwill is measured and tested for impairment on an annual basis and more frequently in certain circumstances. Accordingly, the Company has selected December 31 as the date to perform the annual testing requirements. The Company performs a two-step testing on goodwill impairment. The first step requires that the Company compare the estimated fair value of its single reporting unit to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company is required to complete the second step of impairment test to determine the fair value of goodwill. Impairment is recorded if the carrying value of the goodwill exceeds its fair value.

As discussed in Note 11, the Company considers itself to be in one operating segment. In addition, the Company has determined that its operating segment is also its reporting unit as the operating segment comprises only a single component. To determine the reporting unit’s fair value, the Company used the income valuation approach. In determining its overall conclusion of reporting unit’s fair value, the Company also considers the estimated value derived from the market valuation approach as compared to the valuation under the income approach as one measure that the estimated fair value is reasonable.

The income approach provides an estimate of fair value based on discounted expected future cash flows. Estimates and assumptions with respect to the determination of the fair value of the Company’s reporting unit using the income approach include the Company’s operating forecasts, revenue growth rates, and risk-commensurate discount rates and costs of capital. The Company’s estimates of revenues and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of the Company’s routine long-range planning process.

The market approach provides an estimate of the fair value of the Company’s reporting unit using various prices or market multiples applied to the reporting unit’s operating results and then applying an appropriate control premium, which is determined by considering control premiums offered as part of acquisitions in both the Company’s market segment and comparable market segments.

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

The Company's adoption of this guidance does not generally change the accounting for the Company’s software transactions. It only affects certain revenue arrangements that include both solution implementation services and software products that are not essential to the provision of these services. The amount of product and service revenue recognized in a given period is affected by the Company’s judgment as to whether an arrangement includes multiple deliverables and, if so, its determination of the fair value of each deliverable. In general, VSOE does not exist for the Company’s solution implementation services and software products. Because its services and products include its unique technology, the Company is not able to determine TPE. Therefore, the Company will use BESP in its allocation of arrangement consideration. In determining BESP, the Company applies significant judgment as it weighs a variety of factors, based on the facts and circumstances of the arrangement. The Company typically arrives at an BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting.

After fair value is established for each deliverable, the total transaction amount is allocated to each deliverable based upon its relative fair value. Fees allocated to solution implementation services are recognized using the cost-to-cost percentage of completion method of contract accounting. Fees allocated to software and related support and maintenance are recognized under software revenue recognition guidance.

Prior to the adoption of this new accounting standard, under these arrangements, where VSOE existed for the support and maintenance element, the support and maintenance revenue was recognized separately over the term of the supporting period and the remaining fee was recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting.

The impact on total revenues for the year ended December 31, 2010 from the adoption of this new accounting standard is shown in the following table (in thousands). Due to the nature of the arrangements, the Company is currently unable to determine the impact of the adoption of this new accounting standard on future revenues.

	As reported	Pro Forma Basis as if the Previous Accounting Guidance were in Effect
Total revenues	$61,650	$57,625

Software Licenses — The Company also licenses its software products separately from its solution implementations. For software license arrangements that do not require significant modification or customization of the underlying software, software license revenue is recognized under the residual method when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, (4) collectability is probable, and (5) the arrangement does not require services that are essential to the functionality of the software. When arrangements include multiple elements such as support and maintenance, consulting (other than for its fixed price solution implementations), installation, and training, revenue is allocated to each element of a transaction based upon its fair value as determined by the Company’s VSOE and such services are recorded as services revenue. VSOE for maintenance is generally established based upon negotiated renewal rates while VSOE for consulting, installation, and training services is established based upon the Company’s customary pricing for such services when sold separately. Revenue for software licenses with extended payment terms is not recognized in excess of amounts due. For software license arrangements that require significant modification or customization of the underlying software, the software license revenue is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting, and such revenue is recorded as services revenue.

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

Stock-Based Compensation — Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods of the applicable stock purchase rights and stock options, generally four years. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Cash flows resulting from excess tax benefits for awards accounted are classified as financing cash flows.

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

Income Taxes – The Company's provision for income tax comprises its current tax liability and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that in management’s judgment is more likely than not to be recoverable against future taxable income. No U.S. taxes are provided on earnings of non-U.S. subsidiaries, to the extent such earnings are deemed to be permanently invested.

The Company's income tax calculations are based on application of the respective U.S. federal, state or foreign tax laws. The Company’s tax filings, however, are subject to audit by the respective tax authorities.  Accordingly, the Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations.

Net Income (Loss) Per Share – Basic net income (loss) per share is computed by dividing net income (loss) by weighted average number of common shares outstanding for the period (excluding outstanding stock options and shares subject to repurchase). Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding for the period plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases in which the effect would be anti-dilutive. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, upon vesting of restricted stock units, contingently issuable shares for all periods and assumed issuance of shares under employee stock purchase plan. No dilutive potential common shares are included in the computation of any diluted per share amount when a loss from continuing operations was reported by the Company.

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

Comprehensive Income (Loss) — The Company reports, by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income (loss) is presented within the consolidated statements of stockholders’ equity and comprehensive income (loss). Accumulated other comprehensive income as of December 31, 2010 and 2009 is comprised of the following components (in thousands):

	December 31,
	2010	2009
Unrealized loss on investments	$(282)	$(282)
Foreign currency translation adjustments	231	910
Accumulated other comprehensive income	$(51)	$628

Recent Accounting Pronouncements — In April 2010, the Financial Accounting Standards Board (“FASB”) amended its guidance on share-based payment awards with an exercise price denominated in the currency of a market in which the underlying equity security trades. The amendment clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a condition that is not a market performance, or service condition. Therefore, an entity would not classify such an award as a liability if it is otherwise qualifies as equity. This amendment is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2010. The guidance will be effective for the Company’s interim period ending March 31, 2011. The Company does not expect the implementation to have a material impact on the Company’s consolidated financial statements.

In January 2010 the FASB amended its guidance on fair value measurements. This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. This guidance also requires disclosure of activity in Level 3 fair value measurements. The new disclosures and clarifications of the existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal year beginning after December 15, 2010, and the interim periods within those fiscal years. The Company adopted the guidance related to Level 1 and Level 2 fair value measurements on January 1, 2010. The guidance for Level 3 fair value measurements and disclosures will be effective for the Company’s interim period ending March 31, 2011. The adoption of this standard did not, and is not expected to, have a material impact on the Company’s consolidated financial statement disclosures.

In October 2009, the FASB amended its guidance on software revenue recognition in relation to revenue arrangements that include software elements. This standard removes from the scope of software revenue recognition accounting, revenue arrangements for tangible products that contain both software and non-software components that function together to deliver the tangible products’ essential functionality. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and allows for early adoption. The Company elected to early adopt this guidance with prospective application effective April 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

2.  Investments

The following table summarizes the Company’s non-current investments at both December 31, 2010 and December 31, 2009 (in thousands):

	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
Auction-rate securities	$1,000	$—	$(282)	$718

As of December 31, 2010 and 2009, the Company’s investments consisted entirely of auction-rate securities. Refer to Note 12 “Fair Value” for further discussion on the Company’s investments.

3.  Property and Equipment

Property and equipment consist of (in thousands):

	December 31,
	2010	2009
Computer equipment	$12,360	$12,057
Software	3,359	3,719
Furniture, fixtures, and equipment	980	1,379
Leasehold improvements	905	928
	17,604	18,083
Accumulated depreciation and amortization	(16,807)	(16,510)
	$797	$1,573

Depreciation and amortization expense for years ended December 31, 2010, 2009 and 2008 was $0.8 million, $1.5 million and $2.2 million, respectively.

4.   Intangible Assets and Goodwill

The following tables provide information relating to the intangible assets contained within the Company’s consolidated balance sheet as of December 31, 2010 and 2009 (in thousands):

	Amortization Period (Years)	December 31, 2010 Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	December 31, 2010 Net Carrying Amount
Acquired identifiable intangibles:
Acquired technology	4-5	$11,800	$(10,915)	$—	$885
Brand name	4	510	(510)	—	—
Customer relationships and backlog	1-6	3,420	(3,188)	—	232
Patents and applications	7	1,400	(1,148)	—	252
Other acquired intangibles	4	255	(277)	22	—
Total		$17,385	$(16,038)	$22	$1,369

	Amortization Period (Years)	December 31, 2009 Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	December 31, 2009 Net Carrying Amount
Acquired identifiable intangibles:
Acquired technology	4-5	$11,800	$(9,630)	$—	$2,170
Brand name	4	510	(452)	—	58
Customer relationships and backlog	1-6	3,420	(3,061)	—	359
Patents and applications	7	1,400	(1,074)	—	326
Other acquired intangibles	4	287	(258)	12	41
Total		$17,417	$(14,475)	$12	$2,954

Intangible asset amortization expense for the years ended December 31, 2010, 2009 and 2008 was $1.6 million, $1.8 million and $3.5 million, respectively.

The Company expects that annual amortization of acquired identifiable intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2011	$830
2012	435
2013	74
2014	30
Thereafter	—
Total	$1,369

During the fourth fiscal quarter of 2008, the Company observed impairment indicators relating to their long-lived assets, including the trading of its common stock below its book value, the anticipated future decline in its operational results, and a further deterioration in the semiconductor industry in which the Company operates, which triggered the necessity of impairment test as of December 31, 2008. As such, the Company assessed the recoverability of its long-lived assets by comparing the carrying value of those intangible assets to the undiscounted cash flows of the asset group. The analysis indicated that the carrying value of those assets exceeded the undiscounted cash flows. As such, the Company determined that certain of the acquired intangible assets were impaired. The Company measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this impairment analysis, the Company recorded an impairment of $6.3 million during the fourth fiscal quarter of 2008. During the years ended December 31, 2010 and 2009, there were no indicators of impairment related to the Company’s intangible assets.

During the year ended December 31, 2008, the Company completed its annual evaluation of the goodwill as of December 31, 2008 and determined that the goodwill was impaired. The Company recorded an impairment charge of $64.0 million for the year ended December 31, 2008. No goodwill impairment was recorded for the years ended December 31, 2010 and 2009 as the goodwill had been written down to zero as of December 31, 2008.

5.  Accrued and Other Current Liabilities

Accrued and other current liabilities consist of (in thousands):

	December 31,
	2010	2009
Current portion of accrued restructuring	$753	$1,060
Other	1,647	2,442
Total accrued and other current liabilities	$2,400	$3,502

6.  Commitments and Contingencies

Leases — The Company leases administrative and sales offices and certain equipment under noncancelable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various times through 2014. Rent expense was $2.4 million, $2.5 million and $3.2 million in 2010, 2009 and 2008, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2010 are as follows (in thousands):

Year Ending December 31,
2011	$2,871
2012	2,421
2013	1,744
2014	48
Thereafter	—
Total future minimum lease payments	$7,084

Debt —As part of the acquisition of Si Automation S.A. (“SiA”), at the time of the acquisition, the Company assumed two separate debt agreements with a government-backed agency in France. In 2004, SiA obtained a €550,000 loan to cover research and development expenses. The loan did not carry interest and its repayment was conditioned on meeting certain revenue targets. During the three months ended September 30, 2009, an amendment to the agreement was executed to forgive €275,000 of the loan due to the partial success of the research project.  The loan was fully repaid in 2009.  The release of the debt was included in the “Interest and other income”. SiA also entered into a long-term debt agreement in 2005 for a total amount of €400,000. The debt carries a variable interest rate based on the three month average EURIBOR plus 160 basis points. As of December 31, 2010, such rate was 1.47%. The debt is reimbursable in 20 equal principal quarterly installments from January 2007 through October 2011. The debt agreement does not carry any financial covenant. As of December 31, 2010, total future minimum debt payments under the current debt agreement totaled $108,000, which will be payable through October 2011.

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

Purchase obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of December 31, 2010, total outstanding purchase obligations were $2.1 million which are primarily due within the next 12 months.

Indemnification of Officers and Directors — As permitted by the Delaware general corporation law, the Company has included a provision in its certificate of incorporation to eliminate the personal liability of its officers and directors for monetary damages for breach or alleged breach of their fiduciary duties as officers or directors, other than in cases of fraud or other willful misconduct.

In addition, the Bylaws of the Company provide that the Company is required to indemnify its officers and directors even when indemnification would otherwise be discretionary, and the Company is required to advance expenses to its officers and directors as incurred in connection with proceedings against them for which they may be indemnified. The Company has entered into indemnification agreements with its officers and directors containing provisions that are in some respects broader than the specific indemnification provisions contained in the Delaware general corporation law. The indemnification agreements require the Company to indemnify its officers and directors against liabilities that may arise by reason of their status or service as officers and directors other than for liabilities arising from willful misconduct of a culpable nature, to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors’ and officers’ insurance if available on reasonable terms. The Company has obtained directors’ and officers’ liability insurance in amounts comparable to other companies of the Company’s size and in the Company’s industry. No payments were made during the years ended December 31, 2009 and 2008. During the year ended December 31, 2010, the Company made payments totaling $196,000, a portion of which was associated with these indemnification obligations. Since a maximum obligation of the Company is not explicitly stated in the Company’s Bylaws or in its indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated.

Litigation — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. Although the Company's management currently believes that the ultimate outcome of any of these claims and proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling occurs in any of the legal proceedings described below, the Company's financial position and results of operations and cash flows could be negatively affected. The Company accrues for losses related to the litigation when the Company's management considers a potential loss probable and can reasonably estimate such loss in accordance with FASB requirements. With respect to each of the matters below, the Company's management has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at December 31, 2010. As the Company's management continues to monitor these matters, however, its determination could change and it may decide a different reserve is appropriate in the future.

Philip Steven Melman filed a complaint against the Company and its Chief Executive Officer on December 7, 2009 in the Superior Court for Santa Clara County.  In the complaint, Mr. Melman alleges wrongful discharge based on discrimination, fraud, breach of contract and similar theories, in connection with the termination of Mr. Melman's employment with the Company.  The complaint seeks compensatory and punitive damages, any other available remedies, as well as attorney's fees and costs.  The Company believes that the complaint is without merit and intends to vigorously oppose it.

Global Software Services, Inc., a Palestinian corporation (“GSSI”), filed a complaint against the Company on February 16, 2010 in the Superior Court for Santa Clara County.  In the complaint, GSSI alleged that the Company failed to pay GSSI amounts owed under a Professional Services Agreement pursuant to which GSSI was providing software-related development and support services to the Company.  In addition, GSSI alleged that the Company interfered with GSSI’s business relationships and employee relationships and that the Company engaged in unfair business practices in violation of Business & Professions Code Section 17200.  The complaint sought compensatory and punitive damages, disgorgement and restitution, injunctive relief and any other available equitable remedies, as well as attorney's fees and costs.  On December 2, 2010, the court dismissed GSSI's action with prejudice.

7.  Stockholders’ Equity

Stock-based compensation expenses related to the Company’s employee stock purchase plan and stock plans were allocated as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cost of design-to-silicon-yield solutions	$1,809	$1,373	$1,879
Research and development	1,598	1,290	2,395
Selling, general and administrative	1,823	1,606	2,954
Stock-based compensation expense	$5,230	$4,269	$7,228

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods of the applicable stock purchase rights and stock options, generally four years. As the Company maintains a full valuation allowance against its U.S. deferred tax assets, there are no income tax benefits recognized related to stock-based compensation expense. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The fair value of equity awards granted was estimated on the date of grant with the following weighted average assumptions:

	Stock Plans			Employee Stock Purchase Plan
	2010	2009	2008	2010	2009	2008
Expected life (in years)	5.2	5.2	5.7	1.25	1.25	1.29
Volatility	62.3%	63.3%	58.9%	62.0%	79.4%	64.5%
Risk-free interest rate	2.07%	2.29%	3.22%	0.47%	0.92%	2.64%
Expected dividend	—	—	—	—	—	—

On December 31, 2010, the Company had in effect the following stock-based compensation plans:

Stock Plans — In 2001, the Company terminated the 1996 and 1997 Stock Plans with respect to future option grants, and adopted the 2001 Stock Plan. Under the 2001 Stock Plan, on January 1 of each year starting with year 2002, the number of shares in the reserve will increase by the lesser of (1) 3,000,000 shares, (2) 5% of the outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. Under the 2001 Stock Plan, the Company may grant stock purchase rights and stock options to purchase shares of common stock to employees, directors and consultants. The exercise price for stock options must generally be at prices not less than the fair market value at the date of grant for incentive stock options. Stock options generally expire ten years from the date of grant and become vested and exercisable ratably over a four-year period. The 2001 Stock Plan will expire on June 12, 2011, unless amended by the stockholders before such time.

As of December 31, 2010, the Company had authorized 14.3 million shares of common stock for issuance and exercise of options, of which 5.8 million shares were available for grant at that date. As of December 31, 2010, there were no outstanding options that had been granted outside of the Plans.

Additional information with respect to options under the Plans is as follows:

	Outstanding Options
			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic Value
	(in thousands)	per Share	Life (years)	(in thousands)
Outstanding, January 1, 2008	8,015	11.42
Granted (weighted average fair value of $3.06 per share)	748	5.47
Exercised	(12)	5.21
Canceled	(1,451)	12.80
Expired	(2,888)	13.05
Outstanding, December 31, 2008	4,412	8.91
Granted (weighted average fair value of $2.13 per share)	1,873	3.82
Exercised	(1)	0.53
Canceled	(2,017)	8.78
Expired	(783)	9.77
Outstanding, December 31, 2009	3,484	5.70
Granted (weighted average fair value of $2.33 per share)	313	4.39
Exercised	(24)	2.14
Canceled	(231)	4.38
Expired	(89)	9.62
Outstanding, December 31, 2010	3,453	5.60	7.24	$1,939
Vested and expected to vest	3,183	5.73	7.12	$1,724

Options exercisable at:
December 31, 2009	1,195	$8.68	5.37	$96
December 31, 2010	1,757	$6.91	5.97	$648

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $4.82 as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the year ended December 31, 2010 was $64,000.

As of December 31, 2010, there was $3.4 million of total unrecognized compensation cost net of forfeitures related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.41 years. The total fair value of options vested during the year ended December 31, 2010 was $2.0 million. Additional information regarding options outstanding as of December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price per Share	Number Vested and Exercisable (in thousands)	Weighted Average Exercise Price per Share
$1.02 - $2.30	170	7.59	$1.98	76	$1.80
$2.98 - $4.53	1,724	8.61	3.98	485	2.35
$4.55 - $6.55	812	6.18	5.18	507	5.36
$7.59 - $12.26	535	5.14	9.38	480	9.40
$12.33 - $16.00	212	5.16	13.69	209	13.70
$1.02 - $16.00	3,453	7.24	5.60	1,757	6.91

On June 10, 2008, the Company filed a tender offer on Form SC TO-I (the "2008 Offer") with the SEC under which holders of options with exercise prices equal to or greater than $10.00 per share could tender their options in exchange for restricted stock rights granted under the 2001 Stock Plan based upon a 4.2 options to 1.0 restricted stock right exchange ratio. Restricted stock rights received in exchange for eligible options are subject to new vesting schedules, ranging from 15 months to 51 months, depending on when stock options exchanged were granted. The Company completed the 2008 Offer on August 18, 2008. As a result, the Company accepted for exchange options to purchase an aggregate of 3.3 million shares of the Company’s common stock from 210 eligible participants, representing approximately 74% of the shares subject to options that were eligible to be exchanged in the 2008 Offer. Upon the terms and subject to the conditions set forth in the 2008 Offer, the Company issued restricted stock rights covering an aggregate of 793,000 shares of the Company’s common stock in exchange for the options surrendered pursuant to the 2008 Offer. The fair value of the restricted stock rights awarded in the 2008 Offer was measured as the total of the unrecognized compensation cost of the original options tendered and the incremental compensation cost of the restricted stock rights awarded on August 18, 2008, the date of cancellation. The incremental compensation cost was measured as the excess of the fair value of the restricted stock rights awards over the fair value of the options immediately before cancellation based on the share price and other pertinent factors at that date.

On November 17, 2009, the Company filed a tender offer on Form SC TO-I (the “2009 Offer”) with the SEC under which holders of options with exercise prices equal to or greater than $4.75 per share could tender their options in exchange for restricted stock rights granted under the 2001 Stock Plan.  The exchange ratio of option shares to restricted stock rights depended on the exercise price of the option as follows:

Exercise Price of Eligible Option	Exchange Ratio Option Shares to Restricted Stock Right
$4.75 - $5.99	2 to 1
$6.00 - $9.99	3 to 1
$10.00 +	4 to 1

Restricted stock rights received in exchange for eligible options are subject to new vesting schedules equal to ¼ of the total number of restricted stock rights received on March 15 and September 15 in each of 2010 and 2011, subject to the holder’s continued service through each applicable vesting date. On December 15, 2009, the Company completed the 2009 Offer. As a result, the Company accepted for exchange stock options to purchase an aggregate of 1.9 million shares of the Company's common stock from 131 eligible participants, representing approximately 60% of the shares subject to options that were eligible to be exchanged in the offer.  Upon the terms and subject to the conditions set forth in the 2009 Offer the Company issued restricted stock rights covering an aggregate of 625,000 shares of the Company's common stock in exchange for the options surrendered pursuant to the 2009 Offer.  The 2009 Offer was accounted for as a modification of the affected stock options but resulted in no significant incremental charge for the year ended December 31, 2009.

Nonvested shares (restricted stock units) were as follows:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested, January 1, 2008	133	9.01
Granted	793	8.54
Vested	(52)	10.73
Forfeited	(22)	12.91
Nonvested, December 31, 2008	852	8.64
Granted	625	4.37
Vested	(405)	3.96
Forfeited	(93)	8.22
Nonvested, December 31, 2009	979	6.84
Granted	30	3.98
Vested	(470)	6.43
Forfeited	(86)	7.14
Nonvested, December 31, 2010	453	7.29

As of December 31, 2010, there was $2.6 million of total unrecognized compensation cost related to restricted stock rights. That cost is expected to be recognized over a weighted average period of 1.43 years. Restricted stock units do not have rights to dividends prior to vesting.

Employee Stock Purchase Plan — In July 2001, the Company adopted an Employee Stock Purchase Plan (“Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The Purchase Plan consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Under the Purchase Plan, on January 1 of each year, starting with 2002, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. At the annual meeting of stockholders on May 18, 2010, the Company's stockholders approved an amendment to the Purchase Plan to extend it through May 17, 2020. As of December 31, 2010, 3.9 million shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. During 2010, 2009 and 2008, the number of shares issued were 588,000, 450,000 and 152,000, respectively, at a weighted average price of $1.33, $1.27 and $3.87 per share, respectively. As of December 31, 2010, 1.5 million shares were available for future issuance under the Purchase Plan. The weighted average estimated fair value of shares granted under the Purchase Plan during 2010, 2009 and 2008 was $1.55, $0.97 and $2.84 per share, respectively. For the year ended December 31, 2010, the Purchase Plan compensation expense was $395,000.

Stock Repurchase Program — On October 29, 2007, the Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock on the open market. The right to repurchase stock under this program expired on October 29, 2010. On October 19, 2010, the Board of Directors authorized an extension of, and an increase in, the stock repurchase program. Pursuant to such action taken by the Board of Directors, the stock repurchase program has been extended for two more years to October 29, 2012 and the aggregate amount available to repurchase has been increased to $10.0 million of the Company’s common stock.

As of December 30, 2010, 2.7 million shares had been repurchased at the average price of $3.46 per share under this program and $9.95 million remained available for future repurchases.

8. Restructuring

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

For the plan announced on October 28, 2008, the Company recorded restructuring charges of $7.6 million, primarily consisting of employee severance costs of $4.8 million and facility exit costs of $2.6 million. The facility exit cost consists primarily of the cost of future obligations related to the locations. Discounted liabilities for future lease costs and the fair value of the related subleases of closed locations that are recorded is subject to adjustments as liabilities are settled. In assessing the discounted liabilities for future costs of obligations related to the locations, the Company made assumptions regarding the amounts of future subleases. If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each period presented include the effect of such changes in estimates. The following table summarizes the activities of these restructuring liabilities (in thousands):

Restructuring Announced on October 28, 2008	Severance	Facility Exit	Professional and Other Fees	Total
Balances, January 1, 2008	$—	$—	$—	$—
Restructuring charges	909	1,251	36	2,196
Adjustment of deferred rent	—	(266)	—	(266)
Non-cash adjustment	36	266	—	302
Payments	(85)	(143)	(5)	(233)
Balances, December 31, 2008	860	1,108	31	1,999
Restructuring charges	3,515	783	214	4,512
Payments	(4,151)	(558)	(183)	(4,892)
Balances, December 31, 2009	224	1,333	62	1,619
Restructuring charges	374	565	(54)	885
Payments	(488)	(634)	(3)	(1,125)
Balances, December 31, 2010	$110	$1,264	$5	$1,379

As of December 31, 2010, of the remaining accrual of $1.4 million, $0.8 million was included in accrued and other current liabilities and $0.6 million was included in other non-current liabilities. Accrued facility exit costs will be paid in accordance with the lease payment schedule through 2013.

9.  Income Taxes

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
U.S.
Current	$(70)	$(127)	$4,031
Deferred	—	—	2,566
Foreign
Current	437	(2)	172
Withholding	1,553	784	1,330
Deferred	(527)	98	—
Total provision	$1,393	$753	$8,099

During the years ended December 31, 2010, 2009 and 2008, income (loss) before taxes from U.S. operations was $0.8 million, $(19.2) million and $(88.1) million, respectively, and income before taxes from foreign operations was $0.8 million, $2.4 million and $0.5 million, respectively.

The income tax provision (benefit) differs from the amount estimated by applying the statutory federal income tax rate (35%) for the following reasons (in thousands):

	Year Ended December 31,
	2010	2009	2008
Federal statutory tax provision (benefit)	$567	$(5,727)	$(30,670)
State tax provision (benefit)	71	(963)	(5,467)
Stock compensation expense (benefit)	678	345	(210)
Impairment on goodwill and intangible assets	—	—	16,202
Tax credits	(2,236)	(861)	(162)
Foreign tax, net	1,349	(51)	3,942
Valuation allowance	876	8,591	24,428
Other	88	(581)	36
Tax provision	$1,393	$753	$8,099

As of December 31, 2010, the Company had federal and California net operating loss carry-forwards (“NOLs”) of approximately $0.4 million and $9.2 million, respectively. The federal loss can be carried forward 20 years and will begin expiring after 2029.  The California losses can be carried forward 20 years for tax years beginning on or after January 1, 2008 and will begin expiring after 2031. The California NOLs are suspended through 2011.

In addition, as of December 31, 2010, the Company had federal and state research and experimental and other tax credit (“R&D credits”) carry-forwards of approximately $9.0 million and $9.4 million, respectively. The federal credits begin to expire after 2022, while the California credits have no expiration. The extent to which the federal and state credit carry forwards can be used to offset future tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987.  In addition, the Company claimed foreign R&D credits of $0.4 million for the year ended December 31, 2010, which are refundable in the future if they are not used to offset future tax liabilities.

Based on the available objective evidence, both positive and negative, including the recent history of losses, forecasted U.S. pre tax income (loss), and the net operating losses that can be carried back to prior taxable years, management concluded as of December 31, 2008, that it is more likely than not that the Company’s deferred tax assets would not be fully realizable. The deferred tax assets balance as of December 31, 2010 and 2009 was $911,000 and $373,000, respectively. These amounts primarily represent foreign deferred tax assets relating to foreign R&D tax credits.

The components of the net deferred tax assets are comprised of (in thousands):

	December 31,
	2010	2009
Net operating loss carry forward	$842	$7,021
Research and development and other credit carry forward	10,024	8,215
Foreign tax credit carry forward	6,059	783
Accruals deductible in different periods	3,622	3,145
Intangible assets	8,071	4,835
Stock-based compensation	6,199	5,910
Valuation allowance	(33,906)	(29,536)
Total	$911	$373

In accordance with the provisions of the accounting standard relating to accounting for uncertain tax positions, the Company classifies its liabilities for income tax exposures as long-term. The Company includes interest and penalties related to unrecognized tax benefits within the Company’s income tax provision. As of December 31, 2010 and 2009, the Company had accrued interest and penalties related to unrecognized tax benefits of $461,000 and $539,000, respectively.  In the years ended December 31, 2010, 2009 and 2008, the Company recognized credits for interest and penalties related to unrecognized tax benefits in the consolidated statements of operations of $(78,000), $(23,000) and $(4,000), respectively.

The Company’s total amount of unrecognized tax benefits as of December 31, 2010 was $9.4 million, of which $2.7 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits as of December 31, 2009 was $8.3 million, of which $2.7 million, if recognized, would affect the Company's effective tax rate. As of December 31, 2010, the Company has recognized a net amount of $3.7 million as long-term income taxes payable for unrecognized tax benefits in its consolidated balance sheet. The Company does not expect the change in unrecognized tax benefits over the next twelve months to materially impact its results of operations and financial position.

The Company conducts business globally and, as a result, files numerous consolidated and separate income tax returns in the U.S. federal, various state and foreign jurisdictions. Because the Company used some of the tax attributes carried forward from previous years to tax years that are still open, statutes of limitation remain open for all tax years to the extent of the attributes carried forward into tax year 2002 for federal and California tax purposes. The Company is currently subject to income tax examinations in France for 2009 and in California for 2006 and 2007. The Company is not subject to income tax examinations in any other of its major foreign subsidiaries’ jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Gross unrecognized tax benefits, January 1, 2007	$7,860
Decreases in tax positions for prior years	(212)
Increases in tax positions for prior years	131
Increases in tax positions for current year	943
Lapse in statute of limitations	(507)
Gross unrecognized tax benefits, December 31, 2008	8,215
Increases in tax positions for current year	906
Lapse in statute of limitations	(857)
Gross unrecognized tax benefits, December 31, 2009	8,264
Increases in tax positions for current year	1,188
Increases in tax positions for prior years	540
Lapse in statute of limitations	(585)
Gross unrecognized tax benefits, December 31, 2010	$9,407

Undistributed earnings of the Company’s foreign subsidiaries of $2.3 million are considered to be indefinitely reinvested and accordingly, no provision for federal and state income taxes has been provided thereon.

10.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by weighted average number of common shares outstanding for the period (excluding outstanding stock options and shares subject to repurchase). Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding for the period plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases in which the effect would be anti-dilutive. There are no dilutive shares included during the year ended December 31, 2009 and 2008 due to the net loss for the period. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of the tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands except per share amount):

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net income (loss)	$227	$(17,491)	$(95,728)
Numerator:
Basic weighted-average shares outstanding	27,257	26,377	$27,514
Effect of dilutive options and restricted stock	214	—	—
Diluted weighted-average shares outstanding	27,471	26,377	$27,514
Net income (loss) per share - Basic	$0.01	$(0.66)	$(3.48)
Net income (loss) per share - Diluted	$0.01	$(0.66)	$(3.48)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	December 31,
	2010	2009	2008
Outstanding options	3,213	3,484	4,412
Nonvested shares of restricted stock units	220	979	852
Total	3,433	4,463	5,264

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Year Ended December 31,
Customer	2010	2009	2008
A	19%	11%	*	%
B	18%	17%	18%
C	12%	* %	*	%
D	11%	19%	16%
______________
*  represents less than 10%

The Company had accounts receivable balances from individual customers in excess of 10% of the gross accounts receivable balance as follows:

	December 31,
Customer	2010	2009
A	16%	10%
B	14%	16%
C	10%	14%
D	13%	16%
E	11%	* %
F	11%	11%
G	* %	10%
______________
*  represents less than 10%

Revenues from customers by geographic area based on the location of the contracting party are as follows (in thousands):

	Year Ended December 31,
	2010		2009		2008
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
Asia	$40,371	65%	$31,948	66%	$40,592	55%
United States	12,903	21	12,939	27	19,808	27
Europe	8,376	14	3,551	7	13,637	18
Total revenue	$61,650	100%	$48,438	100%	$74,037	100%

Long-lived assets, net by geographic area are as follows (in thousands):

	December 31,
	2010	2009
United States	$1,935	$4,046
Europe	121	304
Asia	110	177
Total long-lived assets, net	$2,166	$4,527

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2010 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$25,304	$25,304	$—	$—
Auction-rate securities	718	—	—	718
Total	$26,022	$25,304	$—	$718

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

The Company holds investments in auction-rate securities (“ARS”), which are variable rate debt instruments whose interest rates are reset through a “Dutch” auction process at regular intervals, typically every 28 days. All ARS are backed by pools of student loans guaranteed by governmental agencies and private entities, and were rated AAA/Aaa at the date of acquisition. The liquidity and fair value of these securities has been reduced by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies, as evidenced by the rating downgrade of MBIA (bond insurer on one of the Company’s ARS) from Aaa to A2, by Moody’s Investor Services on June 19, 2008. All ARS have failed to sell at auction since February 2008, and as a result, their interest rates were reset to the maximum LIBOR + 150 basis points. The only activity associated with these instruments since February 2008 was the repurchase of $500,000 of ARS at par by issuers. As a result of these auction failures, there was limited active market with observable prices for these securities. Therefore, the Company computed the fair value of these securities based on a discounted cash flow model, using significant level 3 inputs, to take into account the lack of liquidity. The cumulative impairment for these securities as of December 31, 2010 was $282,000, which is included in other comprehensive income.  The Company does not believe that the student loans backing these securities, the principal of these assets, is at risk. Furthermore, the Company intends to hold these securities until the credit markets recover and these securities resume pricing at or near par and it is not more likely than not that the Company will be required to sell the securities before recovery of the principal. As a result, the Company recorded a temporary impairment to other comprehensive income and classified these securities as non-current investments. The valuation may be revised in future periods as market conditions evolve.

There was no change in the beginning and ending balance of assets measured at fair value on recurring basis using significant observable inputs (Level 3) during the year ended December 31, 2010.

13.  Employee Benefit Plan

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
Joy E. Leo EVP, Chief Administration Officer and Acting Chief Financial Officer (Principal Financial Officer)

Date: March 22, 2011

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John K. Kibarian and Joy E. Leo, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

Date: March 21, 2011	/s/ JOHN K. KIBARIAN	Director, President and Chief Executive Officer
	John K. Kibarian	(Principal Executive Officer)

Date: March 21, 2011	/s/ JOY E. LEO	EVP, Chief Administration Officer and Acting
	Joy E. Leo	Chief Financial Officer
(Principal Financial Officer)

Date: March 21, 2011	/s/ KIMON MICHAELS	Director, Vice President, Products and Solutions
Kimon Michaels

Date: March 19, 2011	/s/ LUCIO L. LANZA	Chairman of the Board of Directors
Lucio L. Lanza

Date: March 22, 2011	/s/ R. STEPHEN HEINRICHS	Director
R. Stephen Heinrichs

Date: March 20, 2011	/s/ TOM CAULFIELD	Director
Tom Caulfield

Date: March 19, 2011	/s/ ALBERT Y. C. YU	Director
Albert Y. C. Yu

SCHEDULE II

PDF SOLUTIONS, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs of Accounts	Balance at End of Period
Allowance for doubtful accounts
2010	$254	$—	$—	$254
2009	$254	$—	$—	$254
2008	$254	$—	$—	$254

Valuation allowance for deferred tax assets
2010	$29,536	$4,370	$—	$33,906
2009	$24,428	$5,108	$—	$29,536
2008	$—	$24,428	$—	$24,428

Selected Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2010
	Q1	Q2	Q3	Q4(1)
	(In thousands, except for per share amounts)
Total revenues	$15,252	$15,352	$14,828	$16,218
Gross profit	$8,571	$9,064	$8,678	$9,663
Total operating expenses	$8,628	$8,876	$7,964	$8,888
Net income (loss)	$(296)	$317	$50	$156
Net income (loss) per share:
Basic	$(0.01)	$0.01	$0.00	$0.01
Diluted	$(0.01)	$0.01	$0.00	$0.01

	Year Ended December 31, 2009
	Q1	Q2	Q3	Q4(2)
	(In thousands, except for per share amounts)
Total revenues	$10,190	$9,583	$13,878	$14,787
Gross profit	$3,541	$4,360	$8,248	$8,071
Total operating expenses	$10,922	$10,466	$10,839	$8,968
Net loss	$(7,321)	$(6,638)	$(2,831)	$(701)
Net loss per basic and diluted share	$(0.28)	$(0.25)	$(0.11)	$(0.03)
_________________

(1)
In the three months ended December 31, 2010, the Company recorded out-of-period adjustments to record additional sabbatical accrual for $76,000, stock-based compensation expense of $13,000, increase income tax provision of $67,000 and reverse a restructuring accrual for $72,000 that were incorrectly recorded in previous periods. The correction of these errors resulted in a decrease to the Company’s net income of $84,000 for the quarter ended December 31, 2010. The resulting errors also decreased net loss for three months ended March 31, 2010 by $15,000, decreased net income for three months ended June 30, 2010 by $ 118,000, increased net income for three months ended September 30, 2010 by $90,000, decreased net loss for the three months ended September 30, 2009 by $15,000 and decreased net loss for three months ended December 31, 2009 by $82,000.

(2)
During the fourth fiscal quarter of 2009, the Company recorded out-of-period adjustments to reverse a bonus accrual for $462,000, reverse stock-based compensation expense of $580,000 and record contract costs of $760,000 that were incorrectly deferred in previous periods. The correction of these errors resulted in a decrease to the Company’s net loss of $282,000 for the quarter ended December 31, 2009. The resulting errors also increased net loss for the three months ended March 31, 2009 by $122,000, decreased net loss for the three months ended June 30, 2009 by $346,000 and decreased net loss for the three months ended September 30, 2009 by $166,000.

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
10.01
Form of Indemnification Agreement between PDF Solutions, Inc. and certain of its executive officers and directors (incorporated herein by reference to registrant’s Registration Statement on Form S-1 filed August 7, 2000.)

10.02	PDF Solutions, Inc. 1996 Stock Option Plan and related agreements (incorporated herein by reference to registrant’s Registration Statement on Form S-1 filed August 7, 2000.)*
10.03	PDF Solutions, Inc. 1997 Stock Plan and related agreements (incorporated herein by reference to registrant’s Registration Statement on Form S-1 filed August 7, 2000.)*
10.04
PDF Solutions, Inc. 2001 Stock Plan (incorporated herein by reference to registrant’s Quarterly Report on Form 10-Q filed May 10, 2007) and related agreements (incorporated herein by reference to registrant’s Registration Statement on Form S-1/A filed on July 9, 2001.)*

10.05	PDF Solutions, Inc. 2001 Employee Stock Purchase Plan (incorporated herein by reference to registrant’s Registration Statement on Form S-8 filed January 14, 2003.)*
10.06	IDS Software, Inc. 2001 Stock Option/Stock Issuance Plan and related agreements (incorporated herein by reference to registrant’s Registration Statement on Form S-8 filed October 17, 2003.)*
10.07	Offer letter to Cornelius D. Hartgring from PDF Solutions, Inc. dated August 29, 2002 (incorporated herein by reference to registrant’s Annual Report on Form 10-K filed March 26, 2003.)*
10.08
Fourth Amendment to Office Lease and Second Amendment to Lease between PDF Solutions, Inc. and Metropolitan Life Insurance Company dated as of March 19, 2003 (incorporated herein by reference to registrant’s Quarterly Report on Form 10-Q filed May 14, 2003.)

10.09
Riverpark Tower Office Lease between PDF Solutions, Inc. and Legacy Partners I Riverpark I, LLC, dated June 29, 2007 (incorporated herein by reference to registrant’s Annual Report on Form 10-K filed March 17, 2008.)

10.10	Offer letter to Joy Leo from PDF Solutions, Inc. dated July 14, 2008 (incorporated herein by reference to registrant’s Quarterly Report on Form 10-Q filed August 11, 2008.) *
10.11
Form of Indemnification Agreement between PDF Solutions, Inc. and certain of its senior executive officers and directors (incorporated herein by reference to the registrant's Annual Report on Form 10-K filed March 16, 2009.)*

10.12	SVTC-PDF Solutions Lease between PDF Solutions, Inc. and SVTC Technologies, LLC dated as of September 1, 2009.
21.01	Subsidiaries of Registrant.
23.01	Consent of Independent Registered Public Accounting Firm.†
23.02	Consent of Independent Registered Public Accounting Firm.†
24.01	Power of Attorney (see Signature Page).
31.01	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
____________

* †	Indicates management contract or compensatory plan or arrangement. Furnished herewith.