Form 10-K/A
period 2010-12-31
PDF SOLUTIONS INC
filed 2011-05-02
CIK 1120914

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

There were 28,007,862 shares of the Registrant’s Common Stock outstanding as of March 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A:

None.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K for PDF Solutions, Inc. (the “Company”) for the year ended December 31, 2010 originally filed with the Securities and Exchange Commission (the “SEC”)  on March 23, 2011 (the “Original 10-K”) is being filed to provide the information required in Part III of Form 10-K. This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the Securities and Exchange Commission.   Except the forgoing referenced Part III information, this Amendment does not modify or update any disclosure presented in the Original 10-K. Accordingly, this Amendment does not reflect events occurring after the filing of the Original 10-K, or modify or update any other parts or exhibits to the Original 10-K and those unaffected parts or exhibits are not included in this Amendment.

FORWARD-LOOKING STATEMENTS

This Amendment includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties discussed in this Amendment.  The words “may,” “anticipate,” “plan,” “continue,” “could,” “projected,” “expect,” “believe,” “intend,” and “assume,” the negative of these terms and similar expressions are used to identify forward-looking statements. All forward-looking statements and information included herein is given as of the filing date of this Amendment with the Securities and Exchange Commission (“SEC”) and based on information available to us at the time of this report and future events or circumstances could differ significantly from these forward-looking statements. Unless required by law, we undertake no obligation to update publicly any such forward-looking statements.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

  The Company's amended and restated bylaws, provide that the number of directors on the Board of Directors (the “Board”) shall be established by the Board or the stockholders of the Company. The Company's amended and restated certificate of incorporation provides that the Board shall be divided into three classes, with each class serving for staggered, three-year terms. The Board has set the number of directors at six, consisting of three Class I directors, two Class II directors and one Class III director. The terms of the Class I directors will expire at the annual meeting of stockholders following the fiscal year ending December 31, 2010. The terms of Class II and Class III directors will expire at the annual meeting of stockholders following the fiscal year ending December 31, 2011 and December 31, 2012, respectively.

Set forth below is the name, and age as of March 15, 2011, of the directors of the Company’s Board. There are no family relationships among any directors or executive officers.

Name	Position	Age

Class I Directors
Thomas Caulfield, DES	Director	52
R. Stephen Heinrichs	Director	64
Albert Y.C. Yu, Ph.D.	Director	71
Class II Directors
Lucio L. Lanza	Chairman of the Board	66
Kimon Michaels, Ph.D.	Vice President, Products and Solutions and Director	44
Class III Director
John K. Kibarian, Ph.D.	Chief Executive Officer, President and Director	47

Thomas Caulfield, DES, has served as a director of the Company since September 2006 and has served as Chairman of the Compensation Committee since May 18, 2010.  Dr. Caulfield currently serves as a Chief Executive Officer of Caitin, Inc.  Dr. Caulfield had held numerous executive positions in publicly traded and private companies including: Chief Operating Officer of Ausra, Inc.; Executive Vice President of Sales, Marketing and Customer Satisfaction at Novellus Systems, Inc.; and, Vice President of Semiconductor Operations at International Business Machines Corporation. Dr. Caulfield received a B.S. in Physics from St. Lawrence University and a B.S., M.S., and a DES in Materials Science/Metallurgy from Columbia University. Dr. Caulfield has many years of experience as an executive officer in the technology industry. In addition to bringing industry experience, Dr. Caulfield brings key senior management, leadership, strategic planning and marketing experience to our Board.

 R. Stephen Heinrichs has served as a director of the Company since August 2005, served as the Lead Independent Director from June 2007 to August 2009, and has served as Chairman of the Audit and Corporate Governance Committee since August 1, 2005.  Mr. Heinrichs is currently a private investor, a director of Avistar Communications, and is also managing director of an early stage venture capital fund. Most recently, Mr. Heinrichs served as a director of Catapult Communications Corporation from September 2005 through June 2009, when the company was acquired by Ixia, and also served as a director and was the audit committee chairman of Artisan Components, Inc. from January 2003 through 2005, when the company was acquired by ARM Holdings PLC. Prior to his retirement in 2001, Mr. Heinrichs served as Chief Financial Officer of Avistar Communications Corporation, a company he co-founded. Mr. Heinrichs received a B.S. in Accounting from California State University Fresno. Mr. Heinrichs received his Certified Public Accountant license in December 1971 and has over 30 years of experience in finance and operations through positions he held with various companies in public accounting and as a corporate officer. We have designated Mr. Heinrichs as our “audit committee financial expert” based on his knowledge and understanding of generally accepted accounting principles and financial statements; experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues relevant to those of the Company; and an understanding of internal control over financial reporting. This financial experience is beneficial to the Company and to Mr. Heinrichs’ role as the Chairman of the Audit and Corporate Governance Committee.

Albert Y.C. Yu, Ph.D., has served as a director of the Company since August 2005 and has served as Chairman of the Nominating Committee since May 18, 2010. Dr. Yu is active in private venture capital investing and serves on the board of directors of several high technology companies and on the board of directors of Preferred Bank, an independent commercial bank. Previously, Dr. Yu had been employed with Intel Corporation for almost 30 years until his retirement in 2002. At Intel, he held numerous technical and executive management positions, including Senior Vice President and a member of the Corporate Management Committee, with responsibilities for corporate strategy, microprocessors, chipsets, and software. Dr. Yu received a B.S. from the California Institute of Technology, and an M.S. and Ph.D. from Stanford University, all in electrical engineering. Dr. Yu has first-hand managerial experience in large, multinational corporations as well as private venture capital investment companies. Dr. Yu's extensive experience in high technology companies enables him to provide invaluable insight regarding the industry in which the Company operates.

Lucio L. Lanza has served as the Chairman of the Board since April 2004 and as a director of the Company since November 1995.  Mr. Lanza is the Managing Director of Lanza techVentures, an early stage venture capital and investment firm, which he founded in January 2001. Since 2008, he has been a general partner and the chief technology strategist of Radnorwood Capital, LLC, and an investor in public technology companies. Mr. Lanza served as a non-executive director of ARM from December 2004 to May 2010, and serves on the board of directors of several private companies. In August 2010, he joined the board of Harris & Harris Group, a publicly traded venture capital company that invests in nanotechnology and microsystems. Mr. Lanza received a doctorate in electronic engineering from Politecnico of Milan. Mr. Lanza's extensive operating history in the industry and detailed knowledge of the Company, combined with his experience as a chairman and director of numerous publicly traded and private companies, serves the Company well in his role as our Chairman and as a director.

Kimon Michaels, Ph.D., one of our founders, has served as Vice President, Products and Solutions since July 2010 and has been a director since November 1995. Dr. Michaels served as Vice President, Design for Manufacturability from June 2007 through June 2010. Prior to that, Dr. Michaels served as Vice President, Field Operations for Manufacturing Process Solutions from January 2006 through May 2007. From March 1993 through December 2005, he served in various vice presidential capacities. He also served as Chief Financial Officer from November 1995 to July 1998. Dr. Michaels received a B.S. in Electrical Engineering, an M.S. E.C.E. and a Ph.D. E.C.E. from Carnegie Mellon University. Dr. Michaels provides the Board with unique insight regarding Company-wide issues as an executive of the Company and a co-founder. This experience provides the Board with invaluable insight into Company operations.

John K. Kibarian, Ph.D., one of our founders, has served as President since November 1991, Chief Executive Officer since July 2000, and a director since December 1992. Dr. Kibarian received a B.S. in Electrical Engineering, an M.S. E.C.E. and a Ph.D. E.C.E. from Carnegie Mellon University. Having served as our President and Chief Executive Officer for 19 years, Dr. Kibarian brings to our Board an extraordinary understanding of our Company's business, history and organization. Dr. Kibarian's training and education as an engineer, together with his day-to-day leadership and intimate knowledge of our business and operations, helps the Board in developing and executing the Company’s long-term strategy.

The members and chairs of each of the committees of the Board are identified in the following table:

Director	Nominating Committee	Compensation Committee	Audit and Corporate Governance Committee	Special Options Committee	Strategic Committee
Thomas Caulfield, DES	X	Chair	X
R. Stephen Heinrichs	X	X	Chair		X
Albert Y.C. Yu, Ph.D.	Chair	X
Lucio L. Lanza*			X		X
Kimon Michaels, Ph.D.
John K. Kibarian, Ph.D.				X	X

*      Chairman of the Board

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, our executive officers and persons who own more than 10% of the common stock (collectively, the “Reporting Persons”) to file initial reports of ownership and changes in ownership of our common stock.  Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required.   We believe that during the fiscal year ended December 31, 2010, all Reporting Persons complied with all applicable filing requirements under Section 16(a) of the Exchange Act.

CORPORATE GOVERNANCE POLICIES

The Company provides information on its website about its corporate governance policies, including the Company’s Code of Ethics, which applies to all employees, officers and directors, including the Company’s principal executive officer (our President and Chief Executive Officer) and principal financial officer (our EVP, Chief Administration Officer and Acting Chief Financial Officer), and charters for the committees of the Board.  These materials can be found at www.pdf.com under the “Governance” link on the “Investor” tab. The Company's website address provided is not intended to function as a hyperlink, and the information on the Company's website is not, and should not be considered, part of this Amendment and is not incorporated by reference herein.

AUDIT AND CORPORATE GOVERNANCE COMMITTEE

The Audit and Corporate Governance Committee is a separately-designated committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit and Corporate Governance committee is comprised of three independent directors within the meaning of the rules of the SEC and NASDAQ Marketplace Rules:  Dr. Caulfield, Mr. Heinrichs and Mr. Lanza.  Mr. Heinrichs serves as the Chairman of the Audit and Corporate Governance committee.  The functions of the Audit and Corporate Governance Committee include:

•	recommending the engagement of the independent registered public accounting firm;

•	monitoring the effectiveness of our internal and external audit efforts;

•	monitoring and assessing the effectiveness of our financial and accounting organization and the quality of our system of internal accounting controls; and

•	overseeing all aspects of the Company’s corporate governance functions on behalf of the Board and making recommendations on corporate governance issues.

The Sarbanes-Oxley Act of 2002 and rules adopted by the SEC require us to disclose whether the Audit and Corporate Governance Committee includes at least one member who is an “audit committee financial expert” within the meaning of such Act and rules.  The Board has determined that Mr. Heinrichs qualifies as its “audit committee financial expert.”  The Board believes that Mr. Heinrichs qualifies as such an expert in light of his more than 30 years experience in finance and operations, holding various positions in public and private companies including acting as the chief financial officer of Avistar Communications Corporation and serving on the board of directors and as the audit committee chairman of Artisan Components, which was acquired by ARM Holdings PLC.  Mr. Heinrichs received a B.S. in Accounting from California State University Fresno and his Certified Public Accountant license in December 1971.  As a result of such background and experience, the Board believes that Mr. Heinrichs possesses an understanding of generally accepted accounting principles and financial statements; the ability to assess the general application of such principles in connection with accounting estimates, accruals and reserves; experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues relevant to those of the Company; an understanding of internal control over financial reporting; and an understanding of Audit and Corporate Governance Committee functions.

RISK ASSESSMENT OF COMPENSATION POLICIES

The Compensation Committee, with the assistance of management, conducted a risk assessment of the Company's compensation policies and practices for 2010 and concluded that they do not motivate imprudent risk taking. In this regard, the Company notes that:

•	the Company’s annual incentive compensation is based on balanced performance metrics that promote disciplined progress towards Company goals;

•	the Company does not offer significant short-term incentives that might drive high-risk investments at the expense of long-term Company value;

•	the Company’s long-term incentives do not drive high-risk investments at the expense of long-term Company value;

•	the Company’s compensation programs are weighted towards cash, and the equity component does not promote unnecessary risk taking; and

•
the Company’s compensation awards are capped at reasonable and sustainable levels, as determined by a review of the Company’s economic position and prospects, as well as the compensation offered by comparable companies.

 The Company’s compensation policies and practices were evaluated to ensure that they do not foster risk taking above the level of risk associated with the Company’s business model.  Based on this assessment, the Board concluded that it has a balanced pay and performance program that does not promote excessive risk taking.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis (the “CD&A”) describes and analyzes the compensation program for: (a) the person who served as our Chief Executive Officer during the fiscal year ended December 31, 2010; (b) the people who served as our Chief Financial Officer during the fiscal year ended December 31, 2010; (c) our two other executive officers who were serving as executive officers on December 31, 2010; and, (d) one other individual that would have been one of our three most highly compensated executive officers (other than our Chief Executive Officer and our Chief Financial Officer) but was not serving as an executive officer as of December 31, 2010. Collectively, these are our “Named Executive Officers” or “NEOs” for 2010:

•	John K. Kibarian, Ph.D., our Chief Executive Officer and President;

•	Keith A. Jones, our former Vice President, Finance and Chief Financial Officer;

•	Joy E. Leo, our Executive Vice President and Chief Administration Officer, and current Acting Chief Financial Officer;

•	Cornelis Hartgring, our Vice President, Client Services and Sales;

•	Kimon Michaels, Ph.D., our Vice President, Products and Solutions; and,

•	David A. Joseph, our former Chief Strategy Officer.

Mr. Jones resigned as our Vice President of Finance and Chief Financial Officer on March 1, 2010, effective on March 18, 2010, following the filing with the SEC of the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, as initially reported on Form 8-K filed by us on March 5, 2010 and updated on Form 8-K filed by us on March 23, 2010.  Mr. Jones continued to provide consulting services to the Company for a transition period after the effective date of his resignation.

Mr. Joseph resigned as our Chief Strategy Officer on June 29, 2010, effective on June 30, 2010, as reported on Form 8-K filed by us on July 2, 2010. Mr. Joseph continued to provide consulting services to the Company for a transition period after the effective date of his resignation.

Compensation Governance

We endeavor to maintain good governance standards in our executive compensation practices, as reflected by the following policies that were in effect in 2010:

•
CEO Compensation.  In response to his request, as well as a desire to conserve equity for other purposes, including to grant equity to other employees, Dr. Kibarian, has not received an increase to his $250,000 base salary or a cash bonus since 2002, and has not received an equity award since 2003.  As a significant stockholder, Dr. Kibarian’s interests are already strongly aligned with the interests of our other stockholders.

•
Independence.  The Compensation Committee of our Board of Directors develops, reviews and approves each element of executive compensation. The Compensation Committee is comprised solely of independent directors. Additionally, pursuant to its Charter, the Compensation Committee has the authority to engage a compensation consultant and other advisers as it deems appropriate or necessary to support it in fulfilling its responsibilities.

•	No Perquisites. We do not provide perquisites or other personal benefits to our executives officers.

•	No Tax Gross-Ups. We do not provide tax gross-ups or other tax reimbursements to our executive officers.

•
Severance and Change in Control Agreements. Except in the case of Ms. Leo, we have not entered into any agreement with our NEOs in connection with the commencement of, or during, their employment with us that provide for severance or other special benefits  upon their future  termination of any of our NEOs’ employment or special benefits in the event of a termination or change of control of the Company.

•
Exclusive Decision-Making Power. The Compensation Committee retains and does not delegate any of its exclusive power to determine all matters of executive compensation and benefits, although our Chief Executive Officer and the Company's Human Resources department periodically present compensation and benefit recommendations to the Compensation Committee. The Compensation Committee considers, but independently evaluates whether or not to accept, management's recommendations with respect to NEO compensation.

•
Periodic Review. The Compensation Committee regularly reviews our executive compensation practices and program, including the mix of elements within the program and the allocation between short-term and long-term compensation and cash and non-cash compensation, to ensure that our executive officers are compensated in a manner that is consistent with competitive market practice and sound corporate governance principles, and that rewards them for performance tied to the Company’s primary business objective of delivering sustained high-performance to our customers and stockholders.

•
Risk Mitigation.  The Compensation Committee regularly considers how the primary elements of our executive compensation program could encourage or mitigate excessive risk-taking, and has structured our program to mitigate risk by rewarding performance tied to several reasonable business objectives, and avoiding incentives that could encourage inappropriate risk-taking by our NEOs.

Executive Compensation Objectives

The design and operation of our executive compensation program reflect the following objectives, established by our Compensation Committee, with a strong emphasis on tying NEO pay to Company performance:

•	to emphasize performance-based compensation that is progressively weighted with seniority level;

•	to align our NEOs’ interest with long-term stockholder value;

•	to attract and retain talented leadership; and

•	to maintain an executive compensation program that encourages our NEOs to adhere to high ethical standards.

Elements of Our Executive Compensation Program

The elements of our executive compensation program, the specific philosophy behind each element, the basis for the Compensation Committee’s decisions regarding each element, and the objectives of our program that each element fulfills, are described below.

Objective
Element	Philosophy Statement	Basis for Compensation Decisions	Reward Long-term Performance	Attract & Retain	Align to Stockholder Value	Adhere to High-Ethical Standards

Base Salary	We provide a base salary to our NEOs as a significant element of their compensation to recruit and retain experienced executives.
Base salaries are initially established through arms-length negotiation at the time the NEO is hired, taking into account the NEO’s qualifications, experience, prior salary, and competitive salary information based on market data obtained from both Radford High-Tech Executive Surveys and proxy data from peer companies.
			X		X
Annual Discretionary Cash Incentive	We provide an annual incentive cash bonus, payable in the sole discretion of the Compensation Committee, to reward our NEO for individual and Company performance.
After the end of each year, the Compensation Committee reviews the Company's performance and the individual NEO’s performance for the preceding fiscal year using such factors as leadership qualities, business responsibilities, career with the Company, current compensation arrangements, and long-term potential to enhance stockholder value.
		X	X	X	X

Objective
Element	Philosophy Statement	Basis for Compensation Decisions	Reward Long-term Performance	Attract & Retain	Align to Stockholder Value	Adhere to High-Ethical Standards

Annual Discretionary Long-Term Equity Incentive Awards
We provide discretionary annual long-term equity incentive awards, which may consist of a mix of stock options and restricted stock units (“RSUs”), with vesting based on continued service to align our NEOs’ interest with that of our stockholders.

In making individual award decisions, the Compensation Committee considers an NEO’s relative job scope, the value of such NEO’s outstanding long-term equity incentive awards, individual and Company performance history, prior contributions to the Company, the size of prior awards, and competitive market data based on proxy data from peer companies.
		X	X	X	X
Stock Options
We grant stock options to our NEOs priced at fair market value on the date of grant, which ties the value of the stock option directly to our future financial performance, to provide further incentives to our NEOs to increase the value of our common stock and to create retention incentives.
	In making individual option grant decisions, the Compensation Committee considers the same general criteria as described above for long-term incentive awards.	X	X	X	X

Objective
Element	Philosophy Statement	Basis for Compensation Decisions	Reward Long-term Performance	Attract & Retain	Align to Stockholder Value	Adhere to High-Ethical Standards

Restricted Stock Units	We grant RSU awards to reduce potential dilution to our stockholders, and to provide strong equity-based retention incentives to our NEOs.	In making individual RSU awards, if any, the Compensation Committee considers the same general criteria as described above for long-term incentives.	X	X	X	X
Health and Welfare Benefits, Retirement	We provide industry-standard programs to provide for the health, welfare and retirement planning of our NEOs.	The Compensation Committee has determined that our NEOs may participate on the same terms in the same programs that are available to all employees.		X
Supplemental Life Insurance	We provide supplemental life insurance to our NEOs to provide income protection to their beneficiaries in the event of an NEO’s death.
The Compensation Committee has determined to provide our NEOs with supplemental life insurance equal to the lesser of $200,000 or two times the NEO’s base salary. The amounts of the premiums for this supplemental life insurance that the Company pays on behalf of each NEO are set forth below in the “Summary Compensation Table.”
X

2010 Compensation Decision-Making Process and Results

Process

Generally, in the first quarter of each year, the Compensation Committee reviews the previous year’s performance of each of our NEOs and the Company’s performance. Our Compensation Committee relies upon the judgment of its members in making compensation decisions, reviewing the performance of the Company and carefully evaluating each NEO’s performance during the year against leadership qualities, operational performance, business responsibilities, career with the Company, current compensation arrangements, and long-term potential to enhance stockholder value. Also, while competitive market compensation paid by other companies based on market data obtained from both Radford High-Tech Executive Surveys and proxy data from peer companies have historically been one of the many factors that the Compensation Committee considers in assessing the reasonableness of compensation, the Compensation Committee does not attempt to maintain a certain target percentile within a peer group or otherwise rely entirely on that data to determine NEO compensation. Instead, the Compensation Committee maintains the flexibility in its assessment and decision-making process to respond to and adjust for the evolving business environment. The Compensation Committee strives to achieve an appropriate mix between equity incentive awards and cash payments to meet the objectives of our executive compensation program and may consider such data in its compensation decisions, however no particular apportionment goal is set.

We believe the most important indicator of whether our compensation objectives are being met is our ability to motivate our NEOs to deliver superior performance (as well as their actual ability to do so) and to retain them to continue their careers with the Company on a cost-effective basis. The Compensation Committee discusses our Chief Executive Officer's compensation package with him, but makes decisions with respect to his compensation without him present. Our Compensation Committee reports to our Board of Directors on the major items covered at each Compensation Committee meeting.

Base Salaries

Our NEOs’ base salaries are reviewed annually and adjusted in the discretion of the Compensation Committee based on factors such as an NEO’s promotion or other significant change in responsibilities or sustained individual and Company performance. In the past, decisions regarding base salary increases have taken into account the amounts paid to the NEOs’ peers outside the Company, which has been based on market data obtained from both Radford High-Tech Executive Surveys and proxy data from peer companies, and to other members of the management team of the Company. However, in connection with its review and decision for 2010, the Compensation Committee did not review any survey or peer-based market data.

As a result of the reductions in force undertaken by the Company beginning in 2008 and continuing into 2010, as well as normal attrition and the resignation of our Chief Financial Officer in March 2010, the roles and responsibilities of certain of the NEOs increased significantly during 2010. Nonetheless, due to market conditions, including ongoing Company losses throughout much of the fiscal year, the Compensation Committee decided not to increase the base salary of any NEO for 2010. The base salary paid to each NEO for 2010 is set forth in the “Summary Compensation Table” below.

Annual Discretionary Incentive Bonuses

After the end of 2009, the Compensation Committee reviewed the Company's performance and each NEO’s performance for 2009 using factors such as leadership qualities, business responsibilities, career with the Company, current compensation arrangements, and long-term potential to enhance stockholder value. No pre-established formula is followed by the Compensation Committee for determining whether and the extent to which any NEO may receive a bonus for any fiscal year or any other period. Specifically, the Compensation Committee does not prospectively establish individual or Company-wide qualitative or quantitative performance measures or related target levels that must be achieved for the NEOs to receive a bonus.

Despite positive results in certain of these factors, including strong leadership qualities and increased business responsibilities during the year for certain of the NEOs, as further explained above, due to market conditions, including ongoing Company losses throughout much of the fiscal year, the Compensation Committee decided not to award any annual discretionary incentive bonuses in 2010 for 2009 performance.

Long-Term Equity Incentives

In determining whether an annual equity incentive will be awarded to our NEOs and the size of any such equity incentive, the Compensation Committee considers a number of factors, including, but not limited to, the relative job scope of the executive officer, the value of his or her existing long-term incentive awards, his or her individual, and the Company’s, performance history, prior contributions to the Company, the size of prior equity incentive awards, and competitive market data based on market data obtained from both Radford High-Tech Executive Surveys and proxy data from peer companies.  Based upon some or all of these factors, the Compensation Committee determines the size of the long-term equity incentives at levels it considers appropriate to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value. However, in connection with its review and decision for 2010, the Compensation Committee did not review any survey or peer-based market data.

Despite some positive factors, including Company performance of increasing total revenues, the Compensation Committee decided not to grant any long-term equity incentives to our NEOs in 2010 primarily due to general market conditions, including the proximity of recent reductions in force, and a desire to reward sustained earnings per share.

Dr. Kibarian

Our Chief Executive Officer and President, Dr. Kibarian, is also a co-founder of the Company. The “Stock Ownership of Certain Beneficial Owners and Management” table below sets forth his total percentage ownership of the Company’s common stock as of March 15, 2011.  Given his significant equity stake, Dr. Kibarian’s interests are strongly aligned with our other stockholders and, accordingly, he has a powerful incentive to manage the Company from the perspective of an owner. As such, Dr. Kibarian has requested that, instead of using the limited shares available in the Company’s 2001 Stock Plan to further increase his ownership interest, the Compensation Committeeuse such shares for awards to other employees of the Company, in the committee’s sole discretion and judgment, to further the Company’s ability to provide appropriate incentives aimed at motivating and retaining such employees and the creation of further long-term stockholder value. Also, for similar reasons, Dr. Kibarian has in the past declined to receive an annual cash bonus.

Severance and Change of Control Arrangements

The Company's 2001 Stock Plan provides that, except as otherwise provided in the applicable equity award agreement, if a successor entity that results from a change of control of the Company does not assume or continue outstanding equity awards, including options and restricted stock units, all such equity awards will become fully vested and, if applicable, exercisable immediately upon such event.

The employment agreement entered into between the Company and Ms. Leo effective July 9, 2008 provides that any outstanding stock options and  restricted stock units held by Ms. Leo at the time of a change of control of the Company will immediately become fully vested and, if applicable, exercisable upon such event. In addition, pursuant to Ms. Leo’s employment agreement, she will be entitled to certain severance payments and benefits if the Company terminates her employment at any time without “Cause” or “Disability” or if she resigns for “Good Reason” (as such terms are defined in the employment agreement).  Additional details regarding the severance payments and benefits payable to Ms. Leo, as well as estimates of amounts payable upon termination of employment, are discussed in the section of this Amendment titled “Potential Payments Upon Termination or Change-in-Control.”

Stock Ownership Guidelines

We currently do not require NEOs to own a specific amount of our common stock. However, as part of its periodic review of our compensation programs and as described more fully below, the Compensation Committee is currently considering adopting stock ownership guidelines for our executive officers.

Prohibition against Certain Equity Transactions

Our Insider Trading and Disclosure Policy prohibits our NEOs from engaging in “short” sales and hedging transactions which could reasonably cause them to have interests adverse to our stockholders. “Short” sales, which are sales of shares of common stock by a person that does not own the shares at the time of the sale, evidence an expectation that the value of the shares will decline. Our NEOs are also prohibited from entering into hedging transactions if our Compliance Officer determines that such transaction would violate our Insider Trading and Disclosure Policy.

Looking Forward— 2011 Executive Compensation

In response to feedback from certain of our stockholders, the Compensation Committee has engaged an external compensation consultant, Compensia, Inc., and a proxy advisory firm, Georgeson, Inc., to provide advice and recommendations on our executive compensation program and related corporate governance initiatives, including competitive market practices, the use of short-term and long-term compensation (including stock options and restricted stock units), compensation recovery (“clawback”) policies, and share ownership guidelines.

Other Considerations

In determining executive compensation, the Compensation Committee also considers, among other factors, the possible income tax consequences to the Company and to the NEOs. However, to maintain maximum flexibility in designing an effective executive compensation program, the Compensation Committee retains the flexibility to design compensation plans and arrangements that may not be deductible for federal income tax purposes. For example, our Compensation Committee considers the provisions of Section 162(m) of the Internal Revenue Code (the “Code”) that restrict deductibility for federal income tax purposes of executive compensation paid to our chief executive officer and each of our three other most-highly-compensated executive officers holding office at the end of any year (other than our chief financial officer), to the extent such compensation exceeds $1 million for any of such executive officers in any year and does not qualify for an exception to such limitation. The members of our Compensation Committee qualify as outside directors for purposes of exempting executive compensation from the limits on deductibility under Section 162(m). However, the Compensation Committee believes that our interests are best served in certain circumstances by providing compensation that does not qualify as performance-based compensation under Section 162(m) and, accordingly, has granted such compensation which may be subject to the $1 million annual limit on deductibility, including base salary, annual cash bonuses and stock options.

In addition to Section 162(m), Sections 280G and 4999 of the Code provide that executive officers, persons who hold significant equity interests and certain other highly-compensated service providers may be subject to an excise tax if they receive payments or benefits in connection with a change in control of the Company that exceeds certain prescribed limits, and that the Company (or a successor) may forfeit a deduction on the amounts subject to this additional tax. Further, Section 409A of the Code imposes certain additional taxes on service providers who enter into certain deferred compensation arrangements that do not comply with the requirements of Section 409A. We have not agreed to pay any NEO a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G, 4999 or 409A.

The Compensation Committee also considers the accounting consequences to the Company of different compensation decisions and the impact of certain arrangements on stockholder dilution. However, neither of these factors by themselves will compel a particular compensation decision.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Company’s Compensation Discussion and Analysis for the fiscal year ended December 31, 2010 (the “CD&A”) with management.  Based on the review and these discussions, the Compensation Committee has recommended to our Board of Directors that the CD&A be included in this Amendment to the Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS OF PDF SOLUTIONS, INC.

Thomas Caulfield, DES, Chair
Albert Y.C. Yu, Ph.D.
R. Stephen Heinrichs

SUMMARY COMPENSATION TABLE

The following table presents the compensation paid to and earned by our Named Executive Officers in the year ended December 31, 2010.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
John K. Kibarian	2010	250,000	-	-	-	200	250,200
Chief Executive Officer,	2009	250,000	-	-	-	200	250,200
President and Director	2008	250,000	-	56,800	-	200	307,000

Keith Jones	2010	44,000	-	-	-	23,100 (4)	67,100
Former Vice President of Finance	2009	200,000		107,800	45,300	200	353,300
and Chief Financial Officer (3)	2008	200,000	10,000	272,600	-	200	482,800

Joy E. Leo	2010	270,000	-		-	200	270,200
Executive Vice President, Chief	2009	270,000	89,400(5)	-	98,600	200	458,200
Administration Officer and current	2008	125,800	75,600(5)	-	825,000	100	1,026,500
Acting Chief Financial Officer

Cornelis (Cees) Hartgring	2010	240,000	-	-	-	200	240,200
Vice President, Client	2009	240,000	-	-	51,700	200	291,900
Services and Sales	2008	237,200	17,000	266,700	-	200	521,100

Kimon W. Michaels	2010	210,000	-	-	-	200	210,200
Vice President, Products	2009	210,000	-	135,600		200	345,800
and Solutions and Director	2008	210,000	10,000	277,700	-	200	497,900

David A. Joseph	2010	123,000	-	-	11,800 (7)	122,300 (3)(8)	257,100
Former Chief Strategy Officer (6)	2009	246,000	-	142,600	-	200	388,800
	2008	246,000	12,000	273,400	-	200	531,600

(1)
The amounts reported in these columns reflect the aggregate grant date fair value for financial statement reporting purposes for stock options and restricted stock unit awards granted in that fiscal year as determined in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, or FASB ASC Topic 718. These amounts reflect our accounting expense for these awards and do not represent the actual economic value that may be realized by the Named Executive Officers. There can be no assurance that these amounts will ever be realized. For information on the assumptions used in valuing these awards, refer to the Note to the consolidated financial statements contained in the Company's Annual Report on Form 10-K and/or Form 10-K/A for the fiscal year in which the award was granted titled "Stockholder's Equity".

(2)
Unless indicated otherwise, the amounts reported represent the dollar value of premiums for term life insurance paid by us on behalf of each Named Executive Officer during the fiscal years ended December 31, 2008, 2009, and 2010.  There is no cash surrender value under these life insurance policies.

(3)	Mr. Jones resigned as our Vice President of Finance and Chief Financial Officer effective March 18, 2010.

(4)	This amount includes amounts received by the executive officer for accrued paid time off paid at the time of termination of employment.

(5)
This amount represents a retention bonus agreed to through arms-length negotiation at the time Ms. Leo was hired and set forth in the offer letter between Ms. Leo and the Company effective as of July 9, 2008. In agreeing to pay this retention bonus, the Company took into account Ms. Leo's qualifications, experience, prior salary, and competitive salary information for companies that are comparable to ours.

(6)	Mr. Joseph resigned as our Chief Strategy Officer effective June 30, 2010.

(7)
In connection with Mr. Joseph’s departure from the Company, a stock option award that was previously issued to him was modified so that it would continue vesting, on the original vesting schedule, following termination of his employment during a period in which he provided consulting services to the Company through February 28, 2011.  The amount shown represents the incredmental fair value of the modified award.

(8)	This amount includes consulting fees paid to Mr. Joseph following the termination of his employment during a transition period that continued through February 28, 2011.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2010

        The following table shows grants of restricted stock rights and stock option awards made to our Named Executive Officers during the fiscal year ended December 31, 2010. We did not grant any restricted stock rights or stock option awards to our Named Executive Officers during the fiscal year ended December 31, 2010.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
David A. Joseph	-	-	-	-	$11,800
_______________________

(1)
In connection with Mr. Joseph’s departure from the Company, a stock option award that was previously issued to him was modified so that it would continue vesting, on the original vesting schedule, following termination of his employment during a transition period in which he provided consulting services to the Company. The amount shown represents the incremental fair value of the modified award.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Mr. Jones resigned as our Vice President of Finance and Chief Financial Officer on March 1, 2010, effective on March 18, 2010.  Mr. Jones continued to provide consulting services to the Company for a transition period after the effective date of his resignation through April 30, 2010. Pursuant to the Professional Sevices Agreement entered into with him, an RSU award that was previously issued to him was modified so that it would vest as to 2,926 shares on March 17, 2010 and 2,926 shares on April 30, 2010.

Mr. Joseph resigned as our Chief Strategy Officer on June 29, 2010, effective on June 30, 2010. Pursuant to the Separation Agreement and Release entered into with him, the total of 29,675 unvested RSUs held by Mr. Joseph was accelerated effective as of July 8, 2010.

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2010

The following table presents the outstanding equity awards of each of our Named Executive Officers as of December 31, 2010.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
John K. Kibarian	4/21/2003 4/21/2003	6,668 73,332	- -	6.39 6.39	04/20/2013 04/20/2013	- -	- -

Keith Jones	-	-	-	-	-	-	-

Joy E. Leo	07/18/2008 10/29/2009	181,248 14,583	118,752 35,417	4.88 3.62	07/18/2018 10/29/2019	- -	- -

Cornelis (Cees) Hartgring	09/03/2002 09/03/2002 11/07/2007 10/29/2009 08/18/2008 08/18/2008	74,072 60,867 61,665 10,208 - -	- - 18,335 24,792 - -	5.40 5.40 8.92 3.62 - -	09/03/2012 09/03/2012 11/07/2017 10/29/2019 - -	- - - - 2,777(2) 5,953(3)	- - - - 13,400 28,700

Kimon Michaels	12/15/2009 08/18/2008 08/18/2008	- - -	- - -	- - -	- - -	18,334 (4) 1,905(2) 4,762(3)	88,400 9,200 23,000

David A. Joseph	10/29/2009	10,208	1,458	3.62	10/29/2019	-	-

(1)
12/48th of the total share subject to the original option vested on the first anniversary of the grant and 1/48th of the total shares subject to the original option vested and will vest on the grant date day of each month thereafter until fully vested.

(2)	16.66% of the total original award vested on May 15, 2009 and vested or will vest every six months thereafter until fully vested.

(3)	12.5 % of the total original award vested on May 15, 2009 and vested or will vest every six months thereafter until fully vested.

(4)	These restricted stock units will vest on September 15, 2011.

OPTION EXERCISES AND STOCK VESTED IN THE FISCAL YEAR 2010

The following table presents the restricted stock units held by our Named Executive Officers that vested in 2010. There were no stock options exercised by our Named Executive Officers in 2010.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
John K. Kibarian	-	-
Keith Jones	9,059	43,200
Joy E. Leo	-	-
Cornelis (Cees) Hartgring	5,753	25,300
Kimon W. Michaels	22,618	95,900
David A. Joseph	38,673	183,500

(1)
The values of the vested awards were determined based on the number of shares that vested multiplied by the per share closingsale price on the NASDAQ Global Market reported for the applicable vesting date.

Pension Benefits

We did not sponsor any defined benefit pension or other actuarial plan for the Named Executive Officers during 2010.

Non-qualified Deferred Compensation

We did not maintain any non-qualified defined contribution or other deferred compensation plans or arrangements for the Named Executive Officers during 2010.

Potential Payments Upon Termination or Change-in-Control

Potential Payments Upon Termination of Employment

Except as described below for Ms. Leo, we have not entered into agreements  with our NEOs in connection with the commencement of, or during their employment with us that provide for severance or other special benefits  upon their future  termination of any of our NEOs’ employment or special benefits in the event of a termination.

Pursuant to the employment agreement with Ms. Leo effective July 9, 2008, if the Company terminates her employment at any time without “Cause” or “Disability” or if she resigns for “Good Reason” (as such terms are defined in the employment agreement, which was filed with the Company’s Form 10-Q for the fiscal quarter ended June 30, 2008), and provided that Ms. Leo’s termination is a “separation from service” within the meaning of Internal Revenue Code Section 409A, Ms. Leo would be entitled to all of the following:

•
vesting acceleration with respect to her outstanding and unvested stock options and/or restricted stock units, as if Ms. Leo provided service to the Company for an additional twelve (12) months after the effective date of her termination;

•
twelve (12) months of her then-current annual base salary, paid in accordance with the Company’s standard payroll procedures over a twelve-month period following the termination date, subject to her execution of a mutual release;

•
a percentage of her annual incentive target bonus, which is determined by pro rating the percentage of the target bonus that the Company determines has been earned as of the effective date of her termination, had such target bonus been payable at such time, subject to Ms. Leo’s execution of a mutual release; and

•
the Company’s payment of the premiums for Ms. Leo’s COBRA coverage from the last date on which she receives health care coverage as a Company employee until the earlier of: (1) the date that is twelve (12) months following the effective date of her termination; or (2) the date Ms. Leo becomes covered under another employer’s health coverage plan.

The following table presents the estimated value and payments that Ms. Leo would have received in the hypothetical event the Company terminated her employment without “Cause” or “Disability,” or she resigned for “Good Reason” (as such terms are defined in her employment agreement), as of the last business day of fiscal year 2010 (i.e. December 31, 2010), and the hypothetical termination was a “separation from service” within the meaning of Internal Revenue Code Section 409A.

Executive Benefits and Payments Upon Termination of Employment	Value of the Benefit and Payment Amount ($)
Vesting acceleration of outstanding and unvested stock options	402,400 (1)
Vesting acceleration of outstanding and unvested RSUs	- (2)
Twelve months of annual base salary	270,000
A percentage of target bonus	216,000(3)
Premiums for COBRA coverage	7,200
Total	895,600
__________________
(1)
The value of outstanding stock options were calculated based on Black-Scholes methodology using the closing price on 12/31/2010 ($4.82), volatility 61.7%, risk free rate of return 1.87%, no dividends and expected term of 5 years.

(2)	Ms. Leo did not have any restricted stock units as of December 31, 2010.
(3)	Amount is calculated based on the maximum potential annual incentive target bonus, which is 80% of Ms. Leo's base salary.

Potential Payments Upon Change-in-Control

The Company's 2001 Stock Plan provides that, except as otherwise provided in the applicable equity award agreement, if a successor entity that results from a change in control of the Company does not assume or continue outstanding equity awards, including options and restricted stock units, all such equity awards will become fully vested and, if applicable, exercisable immediately upon such event.

The employment agreement entered into between the Company and Ms. Leo effective July 9, 2008 provides that any outstanding stock options and  restricted stock units held by Ms. Leo at the time of a change of control of the Company will immediately become fully vested and, if applicable, exercisable upon such event.

The following table presents the estimated value that our Named Executive Officers would have realized in the hypothetical event a change in control of the Company had occurred on the last business day of 2010 (i.e. December 31, 2010) and outstanding stock options and restricted stock units held by them were not assumed or continued by the acquiring company.

Name	Value of Accelerated Rights ($)
John K. Kibarian	-
Keith Jones	-
Joy E. Leo	402,400 (1)
Cornelis (Cees) Hartgring	42,100(2)
Kimon W. Michaels	$120,500(2)
David A. Joseph	-
__________________
(1)
Consists of options. The value of outstanding stock options were calculated based on Black-Scholes methodology using the closing price on 12/31/2010 ($4.82), volatility 61.7%, risk free rate of return 1.87%, no dividends and expected term of 5 years.

(2)
Consists of restricted stock units. The value was determined by multiplying the number of unvested shares subject to the restricted stock unit award as of December 31, 2010 by the closing market price of the Company's common stock on December 31, 2010 ($4.82 per share).

DIRECTOR COMPENSATION

Directors who are also employees of the Company are not compensated for serving on our Board of Directors.  Information regarding the compensation otherwise received by our directors, who are also executive officers, is provided above.

Our non-employee directors receive the following compensation for serving on our Board of Directors:

Compensation Element	2010 Compensation program
Annual cash retainer fee	$25,000 for each non employee director
Meeting fees for full Board meetings	$1,500 per board meeting in person and $500 for telephone participation
Meeting fees for Committee meetings	$1,000 per committee meeting in person and $500 for telephone participation
Board of Director’s annual Chair fee	$30,000 plus an option to purchase 30,000 shares (1)(2)
Audit and Corporate Governance Committee annual Chair fee	$10,000 plus an option to purchase 10,000 shares (1)(2)
Compensation Committee annual Chair fee	$5,000 plus an option to purchase 7,500 shares (1)(2)
Nominating Committee annual Chair fee	$5,000 plus an option to purchase 5,000 shares (1)(2)
New Director Fee (one-time fee)	Option to purchase 30,000 shares (2)(3)
Annual equity award	Option to purchase 15,000 shares (1)(2)

(1)	These stock option grants are awarded each year following the conclusion of the annual meeting of stockholders for such year.
(2)
These stock options vest with respect to 25% of the total shares subject to the option on the first anniversary of the date of grant, and with respect to 1/48th of the total shares subject to the option on the grant date day of each month thereafter until fully vested.

(3)	These stock option grants are awarded at the time a new director is appointed or elected to the Board of Directors.

Our non-employee directors received the following compensation during the fiscal year ended December 31, 2010:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation	Total($)
Thomas Caulfield, DES	46,000	-	57,100	-	103,100
R. Stephen Heinrichs	49,500	-	63,400	-	112,900
Albert Y.C. Yu, Ph.D.	40,000	-	50,700	-	90,700
Lucio Lanza	65,500	-	114,100	-	179,600

(1)
The amounts reported in this column reflect the aggregate grant date fair value for financial statement reporting purposes for the stock options granted in 2010 as determined in accordance with the FASB ASC Topic 718. These amounts reflect our accounting expense for these awards and do not represent the actual value that may be realized by our non-employee directors. There can be no assurance that these amounts will ever be realized. For information on the assumptions used in valuing these stock option grants, refer to the Note to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for 2010 titled "Stockholder's Equity." The number of outstanding stock options held by each non-employee director at the end of 2010 were: Dr. Caulfield (42,500); Mr. Heinrichs (182,945); Mr. Lanza (347,500); and Dr. Yu (42,500). The outstanding and unvested restricted stock units held by each non-employee director at the end of 2010 were: Dr. Caulfield (9,108), and Dr. Yu (13,026).

On November 17, 2005, we entered into acceleration agreements (each, an "Acceleration Agreement") with each of Mr. Lanza, Mr. Yu and Mr. Heinrichs pursuant to which all of the stock options to purchase shares of the Company’s common stock that have been granted or will be granted to each of the aforementioned directors will become vested and exercisable in full in the event of a change in control of the Company. Each of the acceleration agreements will generally remain in effect until terminated by the Company or, if earlier, the date a director ceases to provide services to the Company.

 Looking Forward – 2011 Director Compensation

In response to feedback from certain of our stockholders, the Compensation Committee has engaged an external compensation consultant, Compensia, Inc., and a proxy advisory firm, Georgeson, Inc., to provide advice and recommendations on our non-employee director compensation program and related corporate governance initiatives, including competitive market practices, the use of short-term and long-term compensation, stock options and restricted stock units, and share ownership guidelines.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2010 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1996 Stock Option Plan, the 1997 Stock Plan, 2001 Stock Plan, the Stock Option/Stock Issuance Plan and our 2001 Employee Stock Purchase Plan (the “ESPP”).

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders (1)	3,243,429	$5.43	7,339,953 (2)(3)(4)
Equity Compensation Plans Not Approved by Stockholders	209,695 (5)	$8.13	388,919(5)
Total	3,453,124		7,728,872

(1)	For a description of these plans, see Note 8 to our Consolidated Financial Statements in the Original Form 10-K.
(2)
Includes 5,840,714 shares available for issuance pursuant to options and stock purchase rights under the 2001 Stock Plan. The 2001 Stock Plan includes an "evergreen" feature, which provides for an automatic annual increase in the number of shares available under the plan on the first day of each of our fiscal years, equal to the lesser of 3,000,000 shares, 5% of our outstanding common stock on the last day of the immediately preceding fiscal year, or such amount as is determined by the Board. The 2001 Stock Plan will expire on June 12, 2011.

(3)
Includes 1,499,239 shares available for issuance under the ESPP. The ESPP, designed to comply with Internal Revenue Code Section 423, includes an "evergreen" feature which provides for an automatic annual increase in the number of shares available under the plan on the first day of each of our fiscal years, equal to the lesser of 675,000 shares, 2% of our outstanding common stock on the last day of the immediately preceding fiscal year, or such amount as is determined by our Board.  At the annual meeting of stockholders on May 18, 2010, our stockholders approved an amendment to the ESPP to extend it through May 17, 2020.

(4)	Other than in connection with outstanding awards, no shares remain available for issuance pursuant to either of the 1996 Stock Option Plan or the 1997 Stock Plan.
(5)
Consists of the Stock Option/Stock Issuance Plan that was assumed by us upon the acquisition of IDS Software Systems, Inc.  Stock options granted under the plan generally vest with respect to 25% of the shares subject to the option one year after the date of grant and then 1/48 of the shares subject to the option each month thereafter.  Options generally expire 10 years after the grant date.  The vesting for certain options is accelerated upon a change in control.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership, as of March 15, 2011, of (i) each person known to us to be the beneficial holder of more than 5% of our outstanding common stock, (ii) each director and each director nominee, (iii) each Named Executive Officer identified in the Summary Compensation Table on page 13 of this Amendment, and (iv) all executive officers and directors as a group.  Except as otherwise indicated, the address for each person listed as a director or executive officer is c/o PDF Solutions, Inc., 333 West San Carlos Street, Suite 700, San Jose, California 95110.  Unless otherwise indicated in the footnotes, each person or entity has sole voting and investment power, or shares such powers with his spouse, with respect to the shares shown as beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)(2)
5% Stockholders:
Burnham Asset Management Corporation	2,886,971	10.48
1325 Avenue of the Americas
New York, NY 10019 (3)
T. Rowe Price Associates, Inc.	2,700,201	9.8
100 E. Pratt Street
Baltimore, Maryland 21202 (4)
Samjo Capital LLC	2,007,700	7.3
1325 Avenue of the Americas, 26th Floor
New York, New York 10019 (5)
John K. Kibarian (6)	2,567,474	9.17
Kimon W. Michaels (7)	1,494,920	5.34
Directors and Named Executive Officers:
John K. Kibarian (6)	2,567,474	9.17
Keith Jones (8)	35,166	*
Joy Leo (9)	250,239	*
Cornelis (Cees) Hartgring (10)	262,046	*
Kimon W. Michaels (7)	1,494,920	5.34
David A. Joseph (11)	276,703	*
Lucio L. Lanza (12)	496,775	1.77
R. Stephen Heinrichs (13)	127,549	*
Albert Y.C. Yu (14)	16,145	*
Thomas Caulfield (15)	19,731	*
All directors and executive officers as a group (10 persons) (16)	5,546,748	19.80

* Less than 1%.

(1)
Beneficial ownership is determined in accordance with SEC rules.  In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions.  The number of shares beneficially owned also includes ownership of which the named person has the right to acquire, through conversion, option and warrant exercise or otherwise, within 60 days after March 15, 2011.

(2)
Percentage of beneficial ownership is based on 28,007,862 shares outstanding as of March 15, 2011.  For each named person, the percentage ownership includes stock which the person has the right to acquire within 60 days after March 15, 2011, as described in Footnote 1.  However, such shares shall not be deemed outstanding with respect to the calculation of ownership percentage for any other person.

(3)
Based solely on the Schedule 13G Amendment No. 1 filed on February 11, 2011 (the “Burnham 13G Amendment”). These securities are owned by various individual and institutional investors including Burnham Securities Inc. (which owns 305,500 shares, representing 1.1% of the shares outstanding as of filing of the Burnham 13G Amendment), of which Burnham Asset Management Corporation serves as the investment manager with the shared dispositive power over 2,886,971 shares.

(4)
Based solely on the Schedule 13G Amendment No. 7 filed on February 11, 2011 (the “T. Rowe Price 13G Amendment”). These securities are owned by various individual and institutional investors including T. Rowe Price Small Cap Stock Fund, Inc. (which owns 1,350,000 shares, representing 4.9% of the shares outstanding as of filing of the T. Rowe Price 13G Amendment), of which T. Rowe Price Associates, Inc. (Price Associates) serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(5)
Based solely on the Schedule 13G that was jointly filed on January 10, 2011 by Samjo Capital LLC (“Samjo Capital”), Samjo Management LLC (“Samjo Management”)  and Andrew Wiener. The Schedule 13G indicates that: (i) Samjo Capital, Samjo Management and Mr. Wiener share voting power and dispositive power over 2,005,000 shares; and, (ii) Mr. Weiner has sole voting power and dispositive power over 2,700 shares.

(6)	Includes 80,000 shares issuable upon the exercise of stock options vested as of March 15, 2011.

(7)
Includes 10,666 shares issuable upon the exercise of vested stock options by Mr. Michaels' spouse and 1,333 stock options that will vest within 60 days after March 15, 2011.  Excludes 89,318 shares of Issuer’s Common Stock held by Mr. Michaels' spouse as separate property.

(8)	Includes 5,852 shares of restricted stock units fully vested on April 30, 2010.

(9)
Includes 216,663 shares issuable upon the exercise of stock options vested as of March 15, 2011 and 14,583 shares issuable upon the exercise of stock options that will vest within 60 days after March 15, 2011.

(10)
Includes 213,270 shares issuable upon the exercise of stock options vested as of March 15, 2011 and 4,791 shares issuable upon the exercise of stock options that will vest within 60 days after March 15, 2011.

(11)	Includes 29,675 shares of restricted stock units fully vested on July 8, 2010.

(12)
Includes 258,434 shares issuable upon the exercise of stock options vested as of March 15, 2011 and 5,625 shares issuable upon the exercise of stock options that will vest within 60 days after March 15, 2011.

(13)
Includes 123,260 shares issuable upon the exercise of stock options vested as of March 15, 2011 and 4,289 shares issuable upon the exercise of stock options that will vest within 60 days after March 15, 2011.

(14)
Includes 8,905 shares issuable upon the exercise of stock options vested as of March 15, 2011 and 938 shares issuable upon the exercise of stock options that will vest within 60 days after March 15, 2011.

(15)
Includes 7,499 shares issuable upon the exercise of stock options vested as of March 15, 2011 and 833 shares issuable upon the exercise of stock options that will vest within 60 days after March 15, 2011.

(16)
Consists of 5,546,748 shares held by our directors and NEOs, of which 838,647 shares are issuable upon the exercise of stock options vested as of March 15, 2011 and 112,392 shares are issuable upon the exercise of stock options that will vest within 60 days after March 15, 2011.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

During the fiscal year ending December 31, 2010, there were no transactions between the Company and any of our directors, executive officers, or significant stockholders or any immediate family member of our directors, executive officers, or significant stockholders. We have, in prior years, entered into acceleration agreements with certain of our officers and directors. Please see "Potential Payments Upon Termination or Change-in-Control" and "Director Compensation" in this Amendment.

Review, Approval or Ratifications Process of Transactions with Related Persons

Related party transactions have the potential to create actual or perceived conflicts of interest between the Company and its directors, its officers, its employees, and members of their respective families. While we do not maintain a written policy with respect to the identification, review, approval or ratification of transactions with related persons, the Company's Code of Ethics prohibits conflicts of interest between a director, officer or other employee and the Company and requires each director, officer and employee to report any such potential conflict to our Compliance Officer. In addition, each officer and director is expected to identify to the Secretary, by means of an annual director and officer questionnaire, any transactions between the Company and any person or entity with which the director may have a relationship that is engaged or about to be engaged in a transaction with the Company. The Company evaluates these reports along with responses to the Company’s annual director and officer questionnaires for any indication of possible related party transactions. If a transaction is deemed by the Company to be a related party transaction, the information regarding the transaction is forwarded to the Audit and Corporate Governance Committee for review and approval. Pursuant to the Audit and Corporate Governance Committee’s charter, it has been delegated the authority to review and approve all related party transactions.

DIRECTOR INDEPENDENCE

The Company has adopted standards for director independence in accordance with NASDAQ Listing Rules and SEC rules. An "independent director" means a person, other than an officer or employee of the Company or its subsidiaries, or any other individual having a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. To be considered independent, the Board must affirmatively determine that neither the director nor an immediate family member has had any direct or indirect material relationship with the Company within the last three years.

        The Board considered relationships, transactions or arrangements with each of the directors, including relationships and transactions discussed in "Certain Relationships and Related Transactions," in this Amendment and concluded that none of the current non-employee directors has any relationships with the Company that would impair his or her independence. The Board has determined that each member of the Board, other than Dr. Kibarian and Dr. Michaels, is an independent director under applicable NASDAQ Listing Rules and SEC rules. Dr. Kibarian and Dr. Michaels did not meet the independence standards because they are employees of the Company.

        The Board has determined that:

•	all directors who serve on the Audit and Corporate Governance, Compensation, and Nominating Committees are independent under the NASDAQ Listing Rules and SEC rules; and

•
all members of the Audit and Corporate Governance Committee meet the additional independence requirement and they do not directly or indirectly receive compensation from the Company other than their compensation as directors.

        The independent directors meet regularly in executive sessions without the presence of the non-independent directors or members of the Company's management at least twice per year during regularly scheduled Board meeting days and from time to time as they deem necessary or appropriate.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The table below shows the fees billed to us for the last two fiscal years by PricewaterhouseCoopers LLP ("PwC") the Company's independent registered public accounting firm since November 10, 2009. PwC is the accounting firm that delivered an opinion for the audit of the Company’s financial statements for the two most recently completed fiscal years.

Fee Category	Fiscal 2010 Fees	Fiscal 2009 Fees
Audit Fees (1)	$804,000	$574,500
Audit-Related Fees(2)	6,000	10,000
Tax Fees	-	-
All Other Fees(3)	55,000	-
Total Fees	$865,000	$584,500
_________
(1)	Represents the aggregate fees billed for professional services rendered in connection with the annual audit of financial statements and internal controls over financial reporting.
(2)
Represents aggregate fees billed in 2010 for professional services rendered in connection with delivering consent for the Company’s S-8 filing and in 2009 for services rendered in connection with the Company’s response to an SEC comment letter.

(3)	Represents aggregate fees billed in such year for consulting services rendered in connection with our early adoption of EITF08-1.

Policy on Audit and Corporate Governance Committee Pre-Approval of Audit and Permissible Non-Audit Services
of Independent Registered Public Accounting Firm

The Audit and Corporate Governance Committee's policy is to pre-approve all audit and permissible non-audit services provided by PwC. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to an initial estimated budget. PwC and management are required to periodically report to the Audit and Corporate Governance Committee regarding the extent of services provided by PwC in accordance with this pre-approval, and the fees performed to date. The Audit and Corporate Governance Committee may also pre-approve particular services on a case-by-case basis.

        All services provided by PwC during the fiscal years ended December 31, 2009 and 2010 were approved by the Audit and Corporate Governance Committee in accordance with our pre-approval policy and applicable SEC regulations.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(3) Exhibits

Exhibits are incorporated herein by reference or are filed with this Amendment as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
31.01	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd  day of May.

PDF SOLUTIONS, INC.

By:	/s/ John K. Kibarian
John K. Kibarian
President and Chief Executive Officer

By:	/s/ Joy E. Leo
Joy E. Leo
EVP, Chief Administration Officer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated below.

Date	Signature	Title

May 2, 2011	/s/ JOHN K. KIBARIAN	Director, President and Chief Executive Officer
	John K. Kibarian	(Principal Executive Officer)

May 2, 2011	/s/ JOY E. LEO	EVP, Chief Administration Officer and Acting Chief Financial Officer
	Joy E. Leo	(Principal Financial and Accounting Officer)

April 26, 2011	/s/ KIMON W. MICHAELS	Director, Vice President, Products and
	Kimon W. Michaels	Solutions

May 2, 2011	*	Chairman of the Board of Directors
Lucio L. Lanza

April 29, 2011	/s/ R. STEPHEN HEINRICHS	Director
R. Stephen Heinrichs

April 30, 2011	/s/ THOMAS M. CAULFIELD	Director
Thomas M. Caulfield

April 26, 2011	/s/ ALBERT Y.C.YU	Director
Albert Y.C. Yu

*By:	/s/ JOHN K. KIBARIAN
John K. Kibarian, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number	Description
31.01	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.