Form 10-Q
period 2011-03-31
PDF SOLUTIONS INC
filed 2011-05-10
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011

or

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

The number of shares outstanding of the Registrant’s Common Stock as of May 2, 2011 was 28,102,770.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS(*)
(unaudited)
(in thousands, except par values)

	March 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$39,396	$38,154
Accounts receivable, net of allowance of $254 in both 2011 and 2010	22,925	23,442
Prepaid expenses and other current assets	3,967	3,246
Total current assets	66,288	64,842
Property and equipment, net	844	797
Non-current investments	718	718
Intangible assets, net	1,162	1,369
Other non-current assets	748	727
Total assets	$69,760	$68,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$86	$108
Accounts payable	1,100	1,080
Accrued compensation and related benefits	3,927	3,964
Accrued and other current liabilities	2,849	2,400
Deferred revenues	3,586	3,021
Billings in excess of recognized revenues	1,351	1,802
Total current liabilities	12,899	12,375
Long-term income taxes payable	3,262	3,668
Other non-current liabilities	1,406	1,495
Total liabilities	17,567	17,538
Commitments and contingencies (Note 13)
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 31,817 and 31,276, respectively; shares outstanding 28,102 and 27,603, respectively	4	4
Additional paid-in-capital	201,865	200,144
Treasury stock at cost, 3,715 and 3,673 shares, respectively	(19,554)	(19,298)
Accumulated deficit	(130,461)	(129,884)
Accumulated other comprehensive income (loss)	339	(51)
Total stockholders’ equity	52,193	50,915
Total liabilities and stockholders’ equity	$69,760	$68,453

______________
(*)  The Condensed Consolidated Balance Sheet at December 31, 2010 has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues:
Design-to-silicon-yield solutions	$10,567	$10,417
Gainshare performance incentives	4,450	4,835
Total revenues	15,017	15,252

Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	5,793	6,322
Amortization of acquired technology	156	359
Total cost of design-to silicon-yield solutions	5,949	6,681
Gross profit	9,068	8,571

Operating expenses:
Research and development	4,349	3,962
Selling, general and administrative	4,745	4,579
Amortization of other acquired intangible assets	51	86
Restructuring charges (credits)	(11)	1
Total operating expenses	9,134	8,628

Loss from operations	(66)	(57)
Interest and other income (expense), net	(359)	262
Income (loss) before income taxes	(425)	205
Income tax provision	152	501
Net loss	$(577)	$(296)

Net loss per share — basic and diluted	$(0.02)	$(0.01)
Weighted average common shares — basic and diluted	27,810	26,929

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(577)	$(296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131	271
Stock-based compensation expense	1,003	1,505
Amortization of acquired intangible assets	207	445
Deferred taxes	(84)	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(256)	(273)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	517	799
Prepaid expenses and other assets	(621)	(804)
Accounts payable	81	144
Accrued compensation and related benefits	(102)	(799)
Accrued and other liabilities	49	(730)
Deferred revenues	648	183
Billings in excess of recognized revenues	(451)	(503)
Net cash provided by (used in) operating activities	545	(58)
Investing activities:
Purchases of property and equipment	(42)	(37)
Net cash used in investing activities	(42)	(37)
Financing activities:
Proceeds from exercise of stock options	290	—
Proceeds from employee stock purchase plan	429	411
Principal payments on long-term obligations	(27)	(31)
Net cash provided by financing activities	692	380
Effect of exchange rate changes on cash and cash equivalents	47	(285)
Net change in cash and cash equivalents	1,242	—
Cash and cash equivalents, beginning of period	38,154	34,899
Cash and cash equivalents, end of period	$39,396	$34,899
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$648	$811
Interest	$—	$3

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by PDF Solutions, Inc. (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments), to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all significant intercompany balances and transactions.

Out-of-Period Adjustments — In the three months ended March 31, 2011, the Company recorded out-of-period adjustments to reduce stock-based compensation expense of $106,000 and net adjustments to reduce foreign currency loss of $20,000 that were incorrectly recorded in previous periods. The correction of these errors resulted in a reduction to the Company's net loss of $126,000 for the three months ended March 31, 2011. The resulting errors also increased net income for the three and twelve months ended December 31, 2010 by $126,000. Management has assessed the impact of these adjustments and does not believe that these amounts were material, either individually or in the aggregate, to any prior period financial statements, and the impact of correcting these errors in the three months ended March 31, 2011 is not material to the financial statements for the three months ended March 31, 2011.

In the three months ended March 31, 2010, the Company recorded out-of-period adjustments to reverse an accrual for fringe benefits of $155,000 and adjust for software license fee amortization of $42,000. The correction of these prior period errors in the current quarter resulted in a reduction to the Company's net loss of $197,000 for the three months ended March 31, 2010. The resulting errors also increased net loss for the year ended December 31, 2008 by $155,000 and increased net loss for the three and twelve months ended December 31, 2009 by $83,000. Management has assessed the impact of these adjustments and does not believe that these amounts were material, either individually or in the aggregate, to any prior period financial statements, and the impact of correcting these errors in the three months ended March 31, 2010 is not material to the financial statements for the three months ended March 31, 2010.

Significant Estimates — The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A significant portion of the Company’s revenues require estimates with respect to total costs which may be incurred and revenues earned. Actual results could differ from these estimates.

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

•
require an entity to allocate revenue in an arrangement using best estimate of selling prices (“BESP”) of deliverables if a vendor does not have vendor-specific objective evidence of fair value (“VSOE”) or third-party evidence of selling price (“TPE”); and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The Company elected to early adopt this accounting standard on April 1, 2010 on a prospective basis for applicable transactions originating or materially modified after January 1, 2010.

The Company’s adoption of this guidance does not generally change the accounting for the Company’s software transactions. It only affects certain revenue arrangements that include both solution implementation services and software products that are not essential to the provision of these services. The amount of product and service revenue recognized in a given period is affected by the Company’s judgment as to whether an arrangement includes multiple deliverables and, if so, its determination of the fair value of each deliverable. In general, VSOE does not exist for the Company’s solution implementation services and software products. Because its services and products include its unique technology, the Company is not able to determine TPE. Therefore, the Company used BESP in its allocation of arrangement consideration. In determining BESP, the Company applies significant judgment as it weighs a variety of factors, based on the facts and circumstances of the arrangement. The Company typically arrives at an BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting.

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

Prior to the adoption of this new accounting standard, under these arrangements, where VSOE of fair value existed for the support and maintenance element, the support and maintenance revenue was recognized separately over the term of the supporting period and the remaining fee was recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the Financial Accounting Standards Board (“FASB”) amended its guidance on share-based payment awards with an exercise price denominated in the currency of a market in which the underlying equity security trades. The amendment clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a condition that is not a market performance, or service condition. Therefore, an entity would not classify such an award as a liability if it is otherwise qualifies as equity. This amendment is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2010.  The guidance is effective for the Company’s interim period ended March 31, 2011. The adoption of this guidance did not have a material impact on the Company’s financial results and position.

In January 2010, the FASB amended its guidance on fair value measurements. This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. This guidance also requires disclosure of activity in Level 3 fair value measurements. The new disclosures and clarifications of the existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal year beginning after December 15, 2010, and the interim periods within those fiscal years. The Company adopted the guidance related to Level 1 and Level 2 fair value measurements on January 1, 2010. The guidance for Level 3 fair value measurements and disclosures is effective for the Company’s interim period ended March 31, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statement disclosures.

3. INVESTMENTS

The following table summarizes the Company’s investments at both March 31, 2011 and December 31, 2010 (in thousands):

	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
Auction-rate securities	$1,000	$—	$(282)	$718

As of March 31, 2011 and December 31, 2010, the Company’s investments consisted entirely of auction-rate securities. Please refer to Note 12 “Fair Value” for further discussion of auction-rate securities.

4. ACCOUNTS RECEIVABLE

Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $5.0 million and $6.0 million as of March 31, 2011 and December 31, 2010, respectively.

5. INTANGIBLE ASSETS

Intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. During the three months ended March 31, 2011, there were no indicators of impairment related to the Company’s intangible assets.

The following tables provide information relating to the intangible assets as of March 31, 2011 and December 31, 2010 (in thousands):

Acquired Identifiable Intangible	Amortization Period (Years)	March 31, 2011 Gross Carrying Amount	Accumulated Amortization	March 31, 2011 Net Carrying Amount
Acquired technology	4-5	$11,800	$(11,070)	$730
Brand name	4	510	(510)	—
Customer relationships and backlog	1-6	3,420	(3,222)	198
Patents and applications	7	1,400	(1,166)	234
Other acquired intangibles	4	255	(255)	—
Total		$17,385	$(16,223)	$1,162

Acquired Identifiable Intangible	Amortization Period (Years)	December 31, 2010 Gross Carrying Amount	Accumulated Amortization	December 31, 2010 Net Carrying Amount
Acquired technology	4-5	$11,800	$(10,915)	$885
Brand name	4	510	(510)	—
Customer relationships and backlog	1-6	3,420	(3,188)	232
Patents and applications	7	1,400	(1,148)	252
Other acquired intangibles	4	255	(255)	—
Total		$17,385	$(16,016)	$1,369

For the three months ended March 31, 2011 and 2010, intangible asset amortization expense was $207,000 and $431,000, respectively.

The Company expects the annual amortization of intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2011 (remaining nine-month period)	$623
2012	435
2013	74
2014	30
Thereafter	—
Total	$1,162

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

	Three Months Ended March 31,
	2011	2010
Cost of design-to-silicon-yield solutions	$462	$602
Research and development	339	347
Selling, general and administrative	202	556
Stock-based compensation expenses	$1,003	$1,505

The Company estimated the fair value of share-based awards granted during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Stock Plans Three Months Ended March 31,		Employee Stock Purchase Plan Three Months Ended March 31,
	2011	2010	2011	2010
Expected life (in years)	4.74	5.24	1.25	1.25
Volatility	62.2%	62.8%	48.7%	72.6%
Risk-free interest rate	1.80%	2.23%	0.37%	0.58%
Expected dividend	—	—	—	—
Weighted average fair value per share of options granted during the period	$2.90	$2.20	—	—
Weighted average fair value per share of employee stock purchase plan rights during the period	—	—	$1.87	$1.40

On March 31, 2011, the Company has in effect the following stock-based compensation plans:

Stock Plans — In 2001, the Company terminated the 1996 and 1997 Stock Plans with respect to future option grants, and adopted the 2001 Stock Plan. Under the 2001 Stock Plan, on January 1 of each year starting with year 2002, the number of shares in the reserve will increase by the lesser of (1) 3,000,000 shares, (2) 5% of the outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. Under the 2001 Stock Plan, the Company may grant stock purchase rights and stock options to purchase shares of common stock to employees, directors and consultants. The exercise price for stock options must generally be at prices not less than the fair market value at the date of grant for incentive stock options. Stock options generally expire ten years from the date of grant and become vested and exercisable ratably over a four-year period. The 2001 Stock Plan will expire on June 12, 2011.

Stock option activity under the Company’s plans during the three months ended March 31, 2011 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2011	3,453	$5.60
Granted	133	5.48
Exercised	(80)	3.61
Canceled	(9)	4.27
Expired	(31)	9.39
Outstanding, March 31, 2011	3,466	5.61	7.09	$6,450
Vested and expected to vest, March 31, 2011	3,219	5.72	6.98	$5,847
Exercisable, March 31, 2011	1,830	6.79	5.88	$2,487

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $6.65 per share as of March 31, 2011, which would have been received by the option holders had all “in-the-money” option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended March 31, 2011 was $244,000.

As of March 31, 2011, there was $3.2 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of shares vested during the three months ended March 31, 2011 was $479,000.

Nonvested restricted stock units activity during the three months ended March 31, 2011 was as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, January 1, 2011	453	$7.29
Granted	—	—
Vested	(150)	4.66
Forfeited	(2)	7.61
Nonvested, March 31, 2011	301	8.58

As of March 31, 2011, there was $2.0 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 1.3 years. The total compensation expense related to shares vested during the three months ended March 31, 2011 was $490,000.

Employee Stock Purchase Plan — In July 2001, the Company adopted an Employee Stock Purchase Plan (“Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The Purchase Plan consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Under the Purchase Plan, on January 1 of each year, starting with 2002, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. At the annual meeting of stockholders on May 18, 2010, the Company's stockholders approved an amendment to the Purchase Plan to extend it through May 17, 2020. For the three months ended March 31, 2011, the Purchase Plan compensation expense was $97,000.

Stock Repurchase Program — On October 29, 2007, the Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock on the open market. The right to repurchase stock under this program expired on October 29, 2010. On October 19, 2010, the Board of Directors authorized an extension of, and an increase in, the stock repurchase program. Pursuant to such action taken by the Board of Directors, the stock repurchase program has been extended for two more years to October 29, 2012 and the aggregate amount available to repurchase has been increased to $10.0 million of the Company’s common stock. As of March 31, 2011, 2.7 million shares had been repurchased at the average price of $3.50 per share under this program and $9.70 million remained available for future repurchases.

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

	Three Months Ended March 31,
	2011	2010
Beginning balance	$1,379	$1,619
Restructuring charges (credits)	(11)	1
Adjustments	10	—
Cash payments	(159)	(213)
Ending balance	$1,219	$1,407

The balance as of March 31, 2011 consists of $1.1 million of facility exit costs and $0.1 million of severance costs. The balance as of March 30, 2010 consists of $1.2 million of facility exit costs and $0.2 million of severance costs.

As of March 31, 2011, of the remaining accrual of $1.2 million, $707,000 was included in accrued liabilities and other current liabilities and $512,000 was included in other non-current liabilities. Accrued facility exit expenses will be paid in accordance with the lease payment schedule through 2013.

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

The Company classifies its liabilities related to unrecognized tax benefits as long-term. The Company includes interest and penalties related to unrecognized tax benefits within the Company’s income tax provision. As of March 31, 2011 and December 31, 2010, the Company had accrued for payment of interest and penalties related to unrecognized tax benefits of $409,000 and $461,000, respectively.

Income tax provision decreased $349,000 for the three months ended March 31, 2011 to $152,000 as compared to an income tax provision of $501,000 for the three months ended March 31, 2010. The income tax provision for both the three months ended March 31, 2011 and the three months ended March 31, 2010 primarily consisted of foreign withholding taxes and changes in unrecognized tax benefits.

The Company’s total amount of unrecognized tax benefits as of March 31, 2011 was $9.1 million, of which $2.8 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits as of December 31, 2010 was $9.4 million, of which $2.7 million, if recognized, would affect the Company's effective tax rate. As of March 31, 2011, the Company has recognized a net amount of $3.3 million as long-term taxes payable for unrecognized tax benefits in its condensed consolidated balance sheet. The Company does not believe that it is reasonably possible that the change in unrecognized tax benefits over the next twelve months will materially impact its results of operations and financial position.

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

The Company is not currently undergoing income tax examinations by any taxing authorities in the United States. The Company’s California income tax examinations for 2006 and 2007 were closed during the three months ended March 31, 2011, with no adjustments.  The Company is currently undergoing an income tax examination in France for 2009. The Company is not currently undergoing income tax examinations in any other of its major foreign subsidiaries’ jurisdictions.

9. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by weighted average number of common shares outstanding for the period (excluding outstanding stock options and shares subject to repurchase). Diluted net loss per share is computed using the weighted-average number of common shares outstanding for the period plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases in which the effect would be anti-dilutive. There are no dilutive shares included during the three months ended March 31, 2011 and 2010 due to the net loss for the period. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of the tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands except per share amount):

	Three Months Ended March 31,
	2011	2010
Net loss	$(577)	$(296)
Denominator for basic and diluted calculation:
Weighted average common shares outstanding	27,810	26,929
Net loss per share — basic and diluted	$(0.02)	$(0.01)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
Outstanding options	1,091	3,870
Nonvested restricted stock units	90	821
Total	1,181	4,691

10. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(577)	$(296)
Foreign currency translation adjustments, net of income tax effects	391	(294)
Comprehensive loss	$(186)	$(590)

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended March 31,
Customer	2011	2010
A	20%	15%
B	19%	12%
C	17%	* %
D	13%	20%
______________
*  represents less than 10%

The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	March 31, 2011	December 31, 2010
A	11%	16%
B	18%	13%
C	11%	10%
D	22%	14%
E	* %	11%
F	* %	11%
______________
*  represents less than 10%

Revenues from customers by geographic area based on the location of the contracting party are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Asia	$7,558	$10,297
Europe	3,037	1,574
United States	4,422	3,381
Total	$15,017	$15,252

Long-lived assets, net by geographic area are as follows (in thousands):

	March 31, 2011	December 31, 2010
United States	$1,795	$1,935
Europe	114	121
Asia	97	110
Total	$2,006	$2,166

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of March 31, 2011 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$25,315	$25,315	$—	$—
Auction-rate securities	718	—	—	718
Total	$26,033	$25,315	$—	$718

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

The Company holds investments in auction-rate securities (“ARS”), which are variable rate debt instruments whose interest rates are reset through a “Dutch” auction process at regular intervals, typically every 28 days. All ARS are backed by pools of student loans guaranteed by governmental agencies and private entities, and were rated AAA/Aaa at the date of acquisition. The liquidity and fair value of these securities has been reduced by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies, as evidenced by the rating downgrade of MBIA (bond insurer on one of the Company’s ARS) from Aaa to A2, by Moody’s Investor Services on June 19, 2008. All ARS have failed to sell at auction since February 2008, and as a result, their interest rates were reset to the maximum LIBOR + 150 basis points. The only activity associated with these instruments since February 2008 was the repurchase of $500,000 of ARS at par by issuers. As a result of these auction failures, there was limited active market with observable prices for these securities. Therefore, the Company computed the fair value of these securities based on a discounted cash flow model, using significant level 3 inputs, to take into account the lack of liquidity. The cumulative impairment for these securities as of March 31, 2011 and December 31, 2010 was $282,000, which is included in other comprehensive income.  No gain or loss was recorded during the three months ended March 31, 2011. The Company does not believe that the student loans backing these securities, the principal of these assets, is at risk. Furthermore, the Company intends to hold these securities until the credit markets recover and these securities resume pricing at or near par and it is not more likely than not that the Company will be required to sell the securities before recovery of the principal. As a result, the Company recorded a temporary impairment to other comprehensive income and classified these securities as non-current investments. The valuation may be revised in future periods as market conditions evolve.

There was no change in the beginning and ending balance of assets measured at fair value on recurring basis using significant observable inputs (Level 3) during the three months ended March 31, 2011.

13. Commitments and Contingencies

Item 3, “Legal Proceedings,” on page 15 of our Annual Report on Form 10-K for the year ended December 31, 2010, provides information on certain legal proceedings and claims in which we are involved.

Following the dismissal with prejudice of the complaint filed by Global Software Services, Inc. ("GSSI"), which occurred in December 2010, on April 14, 2011, Global Software Systems, LLC ("GSS LLC") filed a Notice of Motion to Intervene in the same matter before the Superior Court for Santa Clara County. On May 4, 2011, Andre Hawit, chief executive officer of GSSI and president of GSS LLC, filed a complaint (as a cross-cross complainant) against both the Company and our Chief Executive Officer in the same matter before the Superior Court for Santa Clara County. Both Mr. Hawit and GSS LLC are continuing to pursue claims arising in connection with the subject matter of the lawsuit originally filed by GSSI. Specifically, Mr. Hawit's cross-cross complaint alleges that we interfered with his economic relationship with GSSI and that we engaged in unfair business practices in violation of Business and Professions Code Section 17200. He is seeking compensatory damages, punitive damages, restitution and attorney fees and costs. GSS LLC is alleging that it was an assignee of the rights of GSSI and that the court should grant it relief from the default judgment entered against GSSI and permit it to pursue those claims as an assignee. We believe the cross-cross complaint and the motion to intervene are without merit and intend to vigorously oppose them.

There are no other subsequent material developments to these matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “target” or “continue,” the negative effect of terms like these or other similar expressions. Any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, which may be provided by us are also forward-looking statements. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth at the end of Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 23, 2011.

Overview

We analyze our customers’ IC design and manufacturing processes to identify, quantify, and correct the issues that cause yield loss to improve our customers’ profitability by improving time-to-market, increasing yield and reducing total design and manufacturing costs. We package our solutions in various ways to meet our customers’ specific business and budgetary needs, each of which provides us various revenue streams. We receive a mix of fixed fees and variable, performance-based fees for the vast majority of our yield improvement solutions. The fixed fees are typically reflective of the length of time and the resources needed to characterize a customer’s manufacturing process and receive preliminary results of proposed yield improvement suggestions. The variable fee, or what we call gainshare, usually depends on our achieving certain yield targets by a deadline.  Variable fees are currently typically tied to wafer volume on the node, size of the manufacturing facility where we performed the yield improvement solutions. We receive license fees and service fees for related installation, integration, training, and maintenance and support services for our software that we license on a stand-alone basis.

Industry Trend

Despite the general economic turmoil beginning in 2008 and continuing through 2009, the semiconductor market rebounded in 2010. We believe that logic foundries were running at or near capacity at times during the year, and a supply constraint at advanced nodes developed. With high utilization rates, foundries appeared to increase spending during the year. This trend resulted in an increase in our business and improved results of operations in 2010 and continued strong business activity in the first quarter of 2011.  Growth may, however, lessen overall in 2011 when compared to 2010 growth over 2009.

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

Financial Highlights

Financial highlights for the three months ended March 31, 2011 were as follows:

•
Total revenues for the three months ended March 31, 2011 was $15.0 million, a decrease of $0.3 million, or 2%, compared to total revenues of $15.3 million for the three months ended March 31, 2010. Design-to-silicon-yield solutions revenues for the three months ended March 31, 2011 was $10.6 million, an increase of $0.1 million, or 1%, compared to $10.5 million for the three months ended March 31, 2010. The increase in Design-to-silicon-yield solutions revenues was primarily the result of increased bookings. Gainshare performance incentives revenues for the three months ended March 31, 2011 was $4.4 million, a decrease of $0.4 million, or 8%, compared to gainshare performance incentive revenues of $4.8 million for the three months ended March 31, 2010.  This decrease was primarily due to lower reported wafer production by a customer.

•
Net loss for the three months ended March 31, 2011 was $(577,000), compared to $(296,000) for the three months ended March 31, 2010. The decrease in net loss was primarily attributable to a decrease in revenues and an increase in operating expenses during the three months ended March 31, 2011.

•
Net loss per basic and diluted share was $(0.02) for the three months ended March 31, 2011 compared to $(0.01) for the three months ended March 31, 2010, an increase in net loss of $(0.01) per basic and diluted share.

•
Cash, cash equivalents and non-current investments increased $1.2 million from $38.9 million at December 31, 2010 to $40.1 million at March 31, 2011, primarily due to cash from operating and financing activities during the period.

Critical Accounting Policies

There were no significant changes in our critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. The following is a brief discussion of the more significant accounting policies and methods that we use.

General

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The most significant estimates and assumptions relate to revenue recognition, recoverability of acquired intangible assets, estimated useful lives of acquired intangibles and the realization of deferred tax assets. Actual amounts may differ from such estimates under different assumptions or conditions.

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

•
require an entity to allocate revenue in an arrangement using best estimate of selling prices (“BESP”) of deliverables if a vendor does not have vendor-specific objective evidence of fair value (“VSOE”) or third-party evidence of selling price (“TPE”); and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We elected to early adopt this accounting standard on April 1, 2010 on a prospective basis for applicable transactions originating or materially modified after January 1, 2010.

The Company’s adoption of this guidance does not generally change the accounting for the Company’s software transactions. It only affects certain revenue arrangements that include both solution implementation services and software products that are not essential to the provision of these services. The amount of product and service revenue recognized in a given period is affected by our judgment as to whether an arrangement includes multiple deliverables and, if so, our determination of the fair value of each deliverable. In general, VSOE does not exist for our solution implementation services and software products. Because our services and products include our unique technology, we are not able to determine TPE. Therefore, we used BESP in our allocation of arrangement consideration. In determining BESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. We typically arrive at an BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting.

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

Prior to the adoption of this new accounting standard, under these arrangements, where VSOE of fair value existed for the support and maintenance element, the support and maintenance revenue was recognized separately over the term of the supporting period and the remaining fee was recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting.

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

Gainshare Performance Incentives  — When we enter into a contract to provide yield improvement services, the contract usually includes two components: (1) a fixed fee for performance by us of services delivered over a specific period of time; and (2) a gainshare performance incentives component where the customer may pay a variable fee, usually after the fixed fee period has ended. Revenues derived from gainshare performance incentives represent profit sharing and performance incentives earned based upon our customers reaching certain defined operational levels established in related solution implementation service contracts. Gainshare performance incentives periods are usually subsequent to the delivery of all contractual services and therefore have no cost to us. Due to the uncertainties surrounding attainment of such operational levels, we recognize gainshare performance incentives revenues (to the extent of completion of the related solution implementation services) upon receipt of performance reports or other related information from our customers supporting the determination of amounts and probability of collection. Gainshare performance incentives revenues are dependent on many factors which are outside our control, which can include among others, continued production of the related ICs by our customers, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for gainshare performance incentives.

Intangible Assets

Long-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. During the three months ended March 31, 2011, there were no indicators of impairment related to the Company’s intangible assets.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2011	2010
Revenues:
Design-to-silicon-yield solutions	70%	68%
Gainshare performance incentives	30	32
Total revenues	100%	100%
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	39	42
Amortization of acquired technology	1	2
Total cost of design-to-silicon-yield solutions	40	44
Gross margin	60	56
Operating expenses:
Research and development	29	26
Selling, general and administrative	32	30
Amortization of other acquired intangible assets	—	1
Restructuring charges	—	—
Total operating expenses	61	57
Loss from operations	(1)	(1)
Interest and other income (expense), net	(2)	2
Income (loss) before taxes	(3)	1
Income tax provision	1	3
Net loss	(4)%	(2)%

Comparison of the Three Months Ended March 31, 2011 and 2010

					Three Months Ended March 31,
	Three Months Ended March 31,		$	%	2011 % of	2010 % of
Revenues	2011	2010	Change	Change	Revenues	Revenues
(in thousands, except for percentages)
Design-to-silicon-yield solutions	$10,567	$10,417	$150	1%	70%	68%
Gainshare performance incentives	4,450	4,835	(385)	(8)%	30%	32%
Total	$15,017	$15,252	$(235)	(2)%	100%	100%

Design-to-Silicon-Yield Solutions. Design-to-silicon-yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-silicon-yield solutions revenue increased $150,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to an increase in software and software related services, the result of increased software license sales. Our Design-to-silicon-yield Solutions revenue may fluctuate in the future and is dependent on a number of factors including our ability to obtain new customers at emerging technology nodes.

Gainshare Performance Incentives. Gainshare performance incentives revenue represents profit sharing and performance incentives earned based upon our customers reaching certain defined operational levels. Revenue derived from gainshare performance incentives decreased $385,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The decrease was due to lower wafer production by two of our customers.  The revenue from gainshare performance incentives was generated from six customers and six engagements for the three months ended March 31, 2011 and six customers and six engagements for the three months ended March 31, 2010. Our gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for gainshare performance incentives.

					Three Months Ended March 30,
	Three Months Ended March 31,		$	%	2011 % of	2010 % of
Cost of Design-to-Silicon-Yield Solutions	2011	2010	Change	Change	Revenues	Revenues
(in thousands, except for percentages)
Direct costs of design-to-silicon-yield solutions	$5,793	$6,322	$(529)	(8)%	39%	42%
Amortization of acquired technology	156	359	(203)	(56)%	1%	2%
Total	$5,949	$6,681	$(732)	(11)%	40%	44%

Costs of Design-to-Silicon-Yield Solutions. Costs of Design-to-silicon-yield solutions consist of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization of acquired technology.

Direct Costs of Design-to-Silicon-Yield Solutions.  Direct costs of Design-to-silicon-yield solutions consist of services costs and software licenses costs. Services costs consist of material, labor, overhead costs, and stock-based compensation charges associated with solution implementations. Costs include purchased materials, employee compensation and related benefits, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products and expenses incurred to produce and distribute our product documentation. Direct costs of Design-to-silicon-yield solutions decreased $529,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease was primarily due to a decrease of $424,000 of labor expense due to fewer hours worked on revenue generating engagements and a decrease of $140,000 in stock-based compensation charges. The direct costs of Design-to-silicon-yield solutions decreased as a percentage of revenues in the three months ended March 31, 2011 to 39%, compared to 42% in the three months ended March 31, 2010. Because certain costs are relatively fixed in nature, even though total costs had decreased due to decreased engagement activity, the decrease in costs had a greater effect on our gross margin.

Amortization of Acquired Technology. Amortization of acquired technology consists of amortization of intangible assets acquired as a result of certain business combinations. Amortization of acquired technology expense was $156,000 for the three months ended March 31, 2011 and $359,000 for the three months ended March 31, 2010. We anticipate amortization of acquired technology to be $470,000 for the remaining nine months in 2011, and $261,000 in 2012.

					Three Months Ended March 31,
	Three Months Ended March 31,		$	%	2011 % of	2010 % of
Research and Development	2011	2010	Change	Change	Revenues	Revenues
(in thousands, except for percentages)
Research and development	$4,349	$3,962	$387	10%	29%	26%

Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations, and stock-based compensation charges. Research and development expenses increased $387,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to an increase of $343,000 in personnel expenses due to more hours worked on research and development activities, an increase of $217,000 in outside services, offset by a decrease of $179,000 in facilities and travel expense as a result of our cost control efforts. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects.

					Three Months Ended March 31,
	Three Months Ended March 31,		$	%	2011 % of	2010 % of
Selling, General and Administrative	2011	2010	Change	Change	Revenue	Revenue
(in thousands, except for percentages)
Selling, general and administrative	$4,745	$4,579	$166	4%	32%	30%

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased $166,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to an increase of $130,000 in bonus expenses, $260,000 in accounting and legal fees, $103,000 in outside services, offset by a decrease of $354,000 in stock-based compensation charges.  We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

					Three Months Ended March 31,
	Three Months Ended March 31,		$	%	2011 % of	2010 % of
Amortization of Other Acquired Intangible Assets	2011	2010	Change	Change	Revenues	Revenues
(in thousands, except for percentages)
Amortization of other acquired intangible assets	$51	$86	$(35)	(41)%	—%	1%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets decreased slightly for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. We anticipate amortization of other acquired intangible assets to be $153,000 in the remaining nine months in 2011, $174,000 in 2012, $74,000 in 2013, and $30,000 in 2014.

					Three Months Ended March 31,
	Three Months Ended March 31,		$	%	2011 % of	2010 % of
Restructuring Charges	2011	2010	Change	Change	Revenues	Revenues
(in thousands, except for percentages)
Restructuring charges (credits)	$(11)	$1	$(12)	(1,238)%	—%	—%

Restructuring Charges (credits).   During the three months ended March 31, 2011, we recorded credits of $11,000, primarily due to the sublease of certain previously restructured facilities. Restructuring expenses for the three months ended March 31, 2011 and 2010 consisted primarily of facilities and severance costs.

					Three Months Ended March 31,
	Three Months Ended March 31,		$	%	2011 % of	2010 % of
Interest and Other Income, net	2011	2010	Change	Change	Revenues	Revenues
(in thousands, except for percentages)
Interest and other income (loss), net	$(359)	$262	$(621)	(237)%	2%	2%

Interest and Other Income (expense), net.  Interest and other income (expense), net decreased $621,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to an increase of $616,000 in losses on foreign currency exchange.   We anticipate interest and other income (loss) will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

					Three Months Ended March 31,
	Three Months Ended March 31,		$	%	2011 % of	2010 % of
Income Tax Provision	2011	2010	Change	Change	Revenues	Revenues
(in thousands, except for percentages)
Income tax provision	$152	$501	$(349)	70%	1%	3%

Income Tax Provision. Income tax provision decreased $349,000 for the three months ended March 31, 2011 compared to three months ended March 31, 2010, primarily due to a decrease of foreign withholding taxes of $248,000.  Income tax provision for the three months ended March 31, 2011 and 2010 primarily consisted of foreign withholding taxes, statutory taxes associated with our foreign subsidiaries, and changes in unrecognized tax benefits.

Liquidity and Capital Resources

Operating Activities

Cash flows from operating activities consist of a net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $545,000 for the three months ended March 31, 2011, a change of $603,000 compared to net cash used by operating activities of $(58,000) for the three months ended March 31, 2010, primarily due to the decrease in accounts receivable, increase in prepaid expenses and other assets, increase in accrued compensation and related benefits, decrease in deferred revenue and increase in billings in excess of recognized revenues.

Accounts receivable decreased $517,000 during the three months ended March 31, 2011 compared to a decrease of $799,000 during the three months ended March 31, 2010. The decrease in accounts receivable during the three months ended March 31, 2011 and 2010 was primarily due to the timing of billing milestones and payments received. Prepaid expenses and other assets increased $621,000 during the three months ended March 31, 2011 compared to an increase of $804,000 during the three months ended March 31, 2010. The increase in prepaid expenses and other assets during the three months ended March 31, 2011 was primarily due to equipment purchased for future deployment, costs deferred in connection with future revenues and increase of value-added tax receivables. The increase in prepaid expenses and other assets during the three months ended March 31, 2010 was primarily due to purchases of software license rights.   Accrued compensation and benefits increased $102,000 during the three months ended March 31, 2011, primarily due to an increase in accrued vacation due to the timing of vacation taken by our employees. Accrued compensation and benefits decreased $799,000 during the three months ended March 31, 2010, primarily due to decrease in accrued compensation and benefits, the result of our cost control efforts. Deferred revenue increased $648,000 during the three months ended March 31, 2011 compared to an increase of $183,000 during the three months ended March 31, 2010. The increase in deferred revenues was primarily due to the timing of billings and service performed. Billings in excess of recognized revenue decreased $451,000 during the three months ended March 31, 2010 compared to a decrease of $503,000 during the three months ended March 31, 2010. The decrease in billings in excess of recognized revenue was primarily due to the timing of billings and service performed.

Investing Activities

Cash flows from investing activities consist of payments for capital expenditures. Net cash used in investing activities was $42,000 for the three months ended March 31, 2011, compared to net cash used in investing activities of $37,000 for the three months ended March 31, 2010.

Financing Activities

Cash flows from financing activities consist primarily of proceeds from sales of shares through employee equity incentive plans, offset by payments for principal payments on long-term obligations. Net cash provided by financing activities was $692,000 for the three months ended March 31, 2011, an increase of $312,000 compared to net cash provided by financing activities of $380,000 for the three months ended March 31, 2010. The increase was primarily due to proceeds from exercise of stock options of $290,000 during the three months ended March 31, 2011 compared to zero during the three months ended March 31, 2010.

Liquidity

As of March 31, 2011, our working capital, defined as total current assets less total current liabilities, was $53.4 million, compared with $52.5 million as of December 31, 2010. Cash and cash equivalents were $39.4 million as of March 31, 2011, compared to $38.2 million as of December 31, 2010.  We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to repurchase common stock or fund potential investments in, or acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.

As of March 31, 2011, our non-current investments included auction-rate securities with a fair value of $718,000. The auction-rate securities are measured at fair value using significant unobservable inputs (Level 3 inputs) and accounted for approximately 3% of total assets that are measured at fair value on a recurring basis. See Note 12 to “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q for further discussion.

Off-Balance Sheet Agreements

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

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands):

Contractual obligations	2011 (nine months remaining)	2012	2013	2014	Total
Debt principal (1)	$85	$—	$—	$—	$85
Debt interest (1)	1	—	—	—	1
Operating lease obligations (2)	2,680	2,402	1,729	48	6,859
Purchase obligations (3)	2,300	333	—	—	2,633
Total (4)	$5,066	$2,735	$1,729	$48	$9,578
____________

(1)	Amount represents the repayment of a €400,000 loan with a variable interest rate based on the EURIBOR plus 160 basis points.
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
(4)
The contractual obligation table above excludes liabilities for uncertain tax positions of $3.3 million, which are not practicable to assign to any particular years, due to the inherent uncertainty of the tax positions.  See Note 8 of “Notes to Condensed Consolidated Financial Statements (Unaudited)” for further discussion.

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

Interest Rate Risk.   As of March 31, 2011, we had cash and cash equivalents of $39.4 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at March 31, 2011 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

As of March 31, 2011, we held auction-rate securities with a par value of $1.0 million. Auction-rate securities are variable rate debt instruments whose interest rates are reset through a “Dutch” auction process at regular intervals, typically every 28 days. A portion of these securities are insured by third party bond insurers and are collateralized by student loans guaranteed by governmental agencies and private entities. The liquidity of the securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. All auction-rate securities we hold have been failing to sell at auction since February 2008 due to an insufficient number of bidders. Therefore we reviewed the value of these securities for impairment. The cumulative impairment for these securities as of March 31, 2011was $282,000, which is included in other comprehensive income (loss). In future periods, the estimated fair value of our auction-rate securities could decline further based on market conditions, which could result in additional impairment.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro. Therefore, a portion of our operating expenditures is subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates on foreign denominated payables as of March 31, 2011 would result in a loss of approximately $466,000. As of March 31, 2011, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

Item 4. Controls and Procedures

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2010, during the course of preparing our financial statements for the year ended December 31, 2010, we identified material weaknesses in connection with the evaluation of the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.  Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such items are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, due to the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

In the first quarter ended March 31, 2011, we commenced a process of developing, adopting and implementing policies and procedures to address such material weaknesses including:

•
Hiring personnel with requisite experience for non-routine or complex transactions, including with respect to the application of generally accepted accounting principles for percentage of completion contracts, certain multi-element revenue arrangements, and stock-based compensation transactions;

•	Expanding controls to include identification of non-routine and complex transactions for increased periodic and on-going review by high-level personnel with the requisite expertise;
•
Implementing procedures to ensure that our revenue controls are enhanced to include specific consideration of the accounting for contract costs and the cost estimation process for the Company's design-to-silicon yield services contracts; and,

•
Providing on-going training of our employees on generally accepted accounting principles in general, and existing and new policies and procedures around revenue and stock-based compensation in particular.

There have not been any other changes in internal control over financial reporting in the period covered by this Quarterly Report on Form 10-Q which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

Item 3, “Legal Proceedings,” on page 15 of our Annual Report on Form 10-K for the year ended December 31, 2010, provides information on certain legal proceedings and claims in which we are involved.

Following the dismissal with prejudice of the complaint filed by Global Software Services, Inc. ("GSSI"), which occurred in December 2010, on April 14, 2011, Global Software Systems, LLC ("GSS LLC") filed a Notice of Motion to Intervene in the same matter before the Superior Court for Santa Clara County. On May 4, 2011, Andre Hawit, chief executive officer of GSSI and president of GSS LLC, filed a complaint (as a cross-cross complainant) against both the Company and our Chief Executive Officer in the same matter before the Superior Court for Santa Clara County. Both Mr. Hawit and GSS LLC are continuing to pursue claims arising in connection with the subject matter of the lawsuit originally filed by GSSI. Specifically, Mr. Hawit's cross-cross complaint alleges that we interfered with his economic relationship with GSSI and that we engaged in unfair business practices in violation of Business and Professions Code Section 17200. He is seeking compensatory damages, punitive damages, restitution and attorney fees and costs. GSS LLC is alleging that it was an assignee of the rights of GSSI and that the court should grant it relief from the default judgment entered against GSSI and permit it to pursue those claims as an assignee. We believe the cross-cross complaint and the motion to intervene are without merit and intend to vigorously oppose them.

There are no other subsequent material developments to these matters.

Item 1A. Risk Factors

Item 1A,“Risk Factors,” on pages 9 through 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, provides information on the significant risks associated with our business. There have been no subsequent material changes to these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended March 31, 2011 (in thousands except per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Month #1 (January 1, 2011 through January 31, 2011)	—	$—	—	$9,954
Month #2 (February 1, 2011 through February 28, 2011)	2	6.03	2	$9,944
Month #3 (March 1, 2011 through March 31, 2011)	41	5.96	41	$9,698
Total	43	$5.97	43
____________

(1)
On October 29, 2007, the Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock on the open market. The right to repurchase stock under this program expired on October 29, 2010. An amendment to this repurchase program was approved by the Board of Directors on October 19, 2010 that extended the program's term for two more years to October 29, 2012 and increased the aggregate amount available for repurchase under the program to $10.0 million. As of March 31, 2010, 2.7 million shares were repurchased at the average price of $3.50 per share under this program and $9.70 million remained available for repurchases.

(2)
Included in the shares indicated in the table above are shares that the Company withheld through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity compensation plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

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

PDF SOLUTIONS, INC.

Date: May 10, 2011	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2011	By:	/s/ JOY E. LEO
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