Form 10-Q
period 2011-06-30
PDF SOLUTIONS INC
filed 2011-08-09
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2011

or

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

The number of shares outstanding of the Registrant’s Common Stock as of August 1, 2011 was 28,008,973.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	June 30, 2011	December 31, 2010 (*)
ASSETS
Current assets:
Cash and cash equivalents	$41,712	$38,154
Accounts receivable, net of allowance of $254 in both 2011 and 2010	22,176	23,442
Prepaid expenses and other current assets	3,869	3,246
Total current assets	67,757	64,842
Non-current investments	718	718
Property and equipment, net	820	797
Intangible assets, net	954	1,369
Other non-current assets	685	727
Total assets	$70,934	$68,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,155	$1,080
Accrued compensation and related benefits	4,749	3,964
Accrued and other current liabilities	3,066	2,636
Deferred revenues	2,824	3,021
Billings in excess of recognized revenues	2,010	1,802
Current portion of debt obligations	59	108
Total current liabilities	13,863	12,611
Long-term income taxes payable	3,397	3,668
Other non-current liabilities	980	1,259
Total liabilities	18,240	17,538
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 31,904 and 31,276, respectively; shares outstanding 28,008 and 27,603, respectively	4	4
Additional paid-in-capital	204,309	200,866
Treasury stock at cost, 3,896 and 3,673 shares, respectively	(20,667)	(19,298)
Accumulated deficit	(131,242)	(130,586)
Accumulated other comprehensive income (loss)	290	(71)
Total stockholders’ equity	52,694	50,915
Total liabilities and stockholders’ equity	$70,934	$68,453

(*) Includes revisions to correct previously reported amounts (see Note 2)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010(*)	2011(*)	2010(*)

Revenues:
Design-to-silicon-yield solutions	$13,003	$10,814	$23,570	$21,231
Gainshare performance incentives	4,157	4,538	8,607	9,373
Total revenues	17,160	15,352	32,177	30,604

Costs of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	7,263	6,487	13,701	13,467
Amortization of acquired technology	156	360	312	719
Total costs of design-to-silicon-yield solutions	7,419	6,847	14,013	14,186
Gross profit	9,741	8,505	18,164	16,418

Operating expenses:
Research and development	3,717	3,865	7,429	7,259
Selling, general and administrative	5,242	4,381	10,081	9,132
Amortization of other acquired intangible assets	51	82	102	168
Restructuring charges (credits)	(122)	(33)	(133)	(32)
Total operating expenses	8,888	8,295	17,479	16,527

Income (loss) from operations	853	210	685	(109)
Interest and other income (expense), net	(32)	404	(411)	666
Income before income taxes	821	614	274	557
Income tax provision	878	275	930	776
Net income (loss)	$(57)	$339	$(656)	$(219)

Net income (loss) per share:
Basic	$0.00	$0.01	$(0.02)	$(0.01)
Diluted	$0.00	$0.01	$(0.02)	$(0.01)

Weighted average common shares:
Basic	28,110	27,118	27,960	27,024
Diluted	28,110	27,357	27,960	27,024

(*) Includes revisions to correct previously reported amounts (see Note 2)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2011(*)	2010(*)
	(In thousands)
Operating activities:
Net loss	$(656)	$(219)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	244	505
Stock-based compensation expense	2,594	2,947
Amortization of acquired intangible assets	414	887
Deferred taxes	(174)	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(341)	(355)
Changes in operating assets and liabilities:
Accounts receivable	1,266	(3,569)
Prepaid expenses and other assets	(385)	240
Accounts payable	315	312
Accrued compensation and related benefits	704	(603)
Accrued and other liabilities	(106)	(1,341)
Deferred revenues	(143)	88
Billings in excess of recognized revenues	208	(1,263)
Net cash provided by (used in) operating activities	3,940	(2,371)
Investing activities:
Purchases of property and equipment	(238)	(59)
Net cash used in investing activities	(238)	(59)
Financing activities:
Proceeds from exercise of stock options	421	50
Proceeds from employee stock purchase plan	428	411
Purchases of treasury stock	(1,028)	—
Principal payments on debt obligations	(56)	(60)
Net cash provided by (used in) financing activities	(235)	401
Effect of exchange rate changes on cash and cash equivalents	91	(778)
Net change in cash and cash equivalents	3,558	(2,807)
Cash and cash equivalents, beginning of period	38,154	34,899
Cash and cash equivalents, end of period	$41,712	$32,092
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$925	$1,086
Interest	$2	$5

 (*) Includes revisions to correct previously reported amounts (see Note 2)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by PDF Solutions, Inc. (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary, to present a fair statement of results for the interim periods presented. Such adjustments consist of normal recurring adjustments and, as explained in Note 2, adjustments reflected in revised prior period condensed consolidated financial statements. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Company elected to early adopt this accounting standard on April 1, 2010 on a prospective basis for applicable transactions originating or materially modified after January 1, 2010. The Company’s adoption of this guidance does not generally change the accounting for the Company’s software transactions. It only affects certain revenue arrangements that include both solution implementation services and software products that are not essential to the provision of these services. The amount of product and service revenue recognized in a given period is affected by the Company’s judgment as to whether an arrangement includes multiple deliverables and, if so, its determination of the fair value of each deliverable. In general, VSOE does not exist for the Company’s solution implementation services and software products. Because its services and products include its unique technology, the Company is not able to determine TPE. Therefore, the Company uses BESP in its allocation of arrangement consideration. In determining BESP, the Company applies significant judgment as it weighs a variety of factors, based on the facts and circumstances of the arrangement. The Company typically arrives at a  BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting. After fair value is established for each deliverable, the total transaction amount is allocated to each deliverable based upon its fair value. Fees allocated to solution implementation services are recognized using the cost-to-cost percentage of completion method of contract accounting. Fees allocated to software and related support and maintenance are recognized under software revenue recognition guidance. Prior to the adoption of this new accounting standard, under these arrangements, where VSOE of fair value existed for the support and maintenance element, the support and maintenance revenue was recognized separately over the term of the supporting period and the remaining fee was recognized as services were performed using the cost-to-cost percentage of completion method of contract accounting.

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

2. REVISIONS TO FINANCIAL STATEMENTS

During the three months ended June 30, 2011, the Company identified an error relating to accounting for stock compensation under its employee stock purchase plan that affected prior periods. The cumulative impact of the error was to understate stock-based compensation expenses by $840,000. The Company also identified errors related to the first quarter of 2011 which had increased the tax provision by $100,000, decreased software license fee expense by $32,000 and increased prepaid software license fee amortization by $48,000. The Company assessed the impact of these errors, including the impact of previously disclosed out-of-period adjustments, on its prior period financial statements and concluded that these errors were not material, individually or in the aggregate, to any of those financial statements. Although the effect of these errors was not material to any previously issued financial statements, the cumulative effect of correcting the newly identified errors in the current year would have been material for the fiscal year 2011. Consequently, the Company has revised its prior period financial statements. As part of this revision, the Company also reversed other previously disclosed out-of-period adjustments, which were immaterial, and recorded them instead in the periods in which the errors originated. The Company also corrected the classification of certain amounts in the prior year related to cost of design-to-silicon-yield solutions, research and development and selling, general and administrative and corrected the classification of the short-term portion of deferred rent balance that was previously recorded in other non-current liabilities, none of which affected reported net income (loss) for any periods previously reported. These revisions have no net impact on the Company’s net cash amounts provided by (used in) operating, financing or investing activities for the any of the periods previously reported.

The financial statements as of June 30, 2010, and for the three and six-month periods then ended and as of December 31, 2010, included herein have been prepared in light of the revisions above. The financial statements for all other periods affected by the revisions can continue to be relied upon, and will be revised to reflect the revisions discussed above, the next time such financial statements are included in future reports for comparative purposes.

The following tables show the financial statement effect of the revisions for all periods affected:

	Three Months Ended	Year Ended	Three Months Ended				Year Ended
	March 31, 2011	December, 31 2010	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
	(In thousands, except per share amount)
As previously reported: Consolidated Statements of Operations:
Revenues:
Design-to-silicon-yield solutions	$10,567	$43,080	$11,352	$10,498	$10,814	$10,417	$32,662
Gainshare performance incentives	4,450	18,570	4,866	4,330	4,538	4,835	15,776
Total revenues	15,017	61,650	16,218	14,828	15,352	15,252	48,438
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	$5,793	$24,389	$6,348	$5,790	$5,928	$6,322	$22,779
Amortization and impairment of acquired technology	156	1,285	207	360	360	359	1,439
Total cost of design-to-silicon-yield solutions	5,949	25,674	6,555	6,150	6,288	6,681	24,218
Gross profit	9,068	35,976	9,663	8,678	9,064	8,571	24,220
Operating expenses:
Research and development	4,349	17,187	4,599	4,291	4,335	3,962	19,773
Selling, general and administrative	4,745	15,989	3,689	3,228	4,492	4,579	16,561
Amortization of other acquired intangible assets	51	295	57	70	82	86	349
Restructuring charges	(11)	885	543	375	(33)	1	4,512
Total operating expenses	9,134	34,356	8,888	7,964	8,876	8,628	41,195
Income (loss) from operations	(66)	1,620	775	714	188	(57)	(16,975)
Interest and other income, net	(359)	—	(30)	(636)	404	262	237
Income (loss) before taxes	(425)	1,620	745	78	592	205	(16,738)
Income tax provision	152	1,393	589	28	275	501	753
Net income (loss)	$(577)	$227	$156	$50	$317	$(296)	$(17,491)
Net income (loss) per share:
Basic	$(0.02)	$0.01	$0.01	$0.00	$0.01	$(0.01)	$(0.66)
Diluted	$(0.02)	$0.01	$0.01	$0.00	$0.01	$(0.01)	$(0.66)

Weighted average common shares:
Basic	27,810	27,257	27,566	27,413	27,118	26,929	26,377
Diluted	27,810	27,471	27,767	27,581	27,357	26,929	26,377

Consolidated Balance Sheets:	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
	(In thousands)
Prepaid expenses and other assets	$3,967	$3,246	$3,665	$2,826	$3,438	$3,029
Accrued compensation and related benefits	3,927	3,964	3,722	3,704	3,565	4,438
Accrued and other current liabilities	2,849	2,400	2,306	2,575	2,946	3,502
Other non-current liabilities	1,406	1,495	1,436	1,547	1,636	1,704
Long-term income tax payable	3,262	3,668	2,948	3,181	3,035	3,218
Additional paid-in-capital	201,865	200,144	198,943	197,517	195,996	194,081
Accumulated deficit	(130,461)	(129,884)	(130,040)	(130,090)	(130,407)	(130,111)
Accumulated other comprehensive income (loss)	339	(51)	464	(148)	334	628

			Three Months Ended
	Three Months Ended March 31, 2011	Year Ended December, 31 2010	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	Year Ended December 31, 2009
	(In thousands, except per share amount)
Revisions: Consolidated Statements of Operations:
Total cost of design-to-silicon-yield solutions (1)(2)(8)	$645	$2,510	$656	$637	$559	$658	$2,308
Operating expenses:
Research and development(1)(8)	(637)	(2,232)	(602)	(592)	(471)	(567)	(1,867)
Selling, general and administrative(1)(3)(8)	94	13	(209)	161	(110)	171	(10)
Restructuring charges(4)	—	—	72	(72)	—	—	—
Total operating expenses	(543)	(2,219)	(739)	(503)	(581)	(396)	(1,877)
Income (loss) from operations	(102)	(291)	83	(134)	22	(262)	(431)
Interest and other income (expenses),net(5)	(20)	20	20	—	—	—	—
Income (loss) before taxes	(122)	(271)	103	(134)	22	(262)	(431)
Income tax provision (benefit)(6)	(100)	(67)	(67)	—	—	—	67
Net income (loss)(1)(2)(3)(4)(5)(6)	$(22)	$(204)	$170	$(134)	$22	$(262)	$(498)

	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
	(In thousands)
Consolidated Balance Sheets: Prepaid expenses and other current assets(2)(6)	$48	$—	$(67)	$(67)	$(26)	$16
Accrued compensation and related benefits(3)	—	—	76	60	45	30
Accrued and other current liabilities(2)(3)(4)(9)	276	236	157	221	209	42
Other non-current liabilities(9)	(244)	(236)	(229)	(221)	(209)	(197)
Long-term income tax payable(7)	—	—	475	304	236	256
Additional paid-in-capital(1)	840	722	801	611	689	639
Accumulated deficit(1)(2)(3)(4)(5)(6)	(724)	(702)	(872)	(738)	(760)	(498)
Accumulated other comprehensive income (loss)(6)(7)	(100)	(20)	(475)	(304)	(236)	(256)

(1)
In the second quarter of 2011, the Company identified an error related to prior period expense for stock-based compensation for the Employee Stock Purchase Plan. The effect of the error is to increase compensation expense by $12,000, $201,000, $40,000, $44,000, $55,000, $50,000 and $639,000 for the first quarter of 2011, full fiscal year of 2010, fourth quarter of 2010, third quarter of 2010, second quarter of 2010, first quarter of 2010 and full fiscal year of 2009, respectively. In addition, in the first quarter of 2011, the Company recorded an out-of-period adjustment to reduce stock-based compensation expense of $106,000 that should have been recorded as $133,000 decrease in expense for the second quarter of 2010, $146,000 increase in expense for the third quarter of 2010 and $119,000 decrease in expense for the fourth quarter in 2010. The effect of correcting these errors is as follows:

			Three Months Ended
	Three Months Ended March 31, 2011	Year Ended December, 31 2010	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	Year Ended December 31, 2009
	(In thousands)

Cost of design-to-silicon-yield solutions	$6	$65	$12	$17	$16	$20	$187
Research and development	4	57	20	12	13	12	201
Selling, general and administrative	108	(39)	(111)	161	(107)	18	251
Total	$118	$83	$(79)	$190	$(78)	$50	$639
(2)
In the first and second quarter of 2010, the Company recorded an increase in software license amortization expense of $42,000 and $41,000, respectively. The total amount of $83,000 should have been recorded as a decrease in expense in the fourth quarter of 2009. The Company also reduced $48,000 of amortization expense in the first quarter of 2011, resulting in an increase in prepaid expense and other current assets balance. In addition, the Company accrued $32,000 for software license fee in the first quarter of 2011 resulting in an increase in accrued and other current liabilities.

(3)
In the fourth quarter of 2010, the Company recorded additional sabbatical accrual of $76,000 that should have been recorded as $30,000 increase of expense in the fourth quarter of 2009, $15,000 increase of expense in the first quarter of 2010, $15,000 increase of expense in the second quarter of 2010 and $16,000 increase of expense in the third quarter of 2010. In addition, in the first quarter of 2010, the Company reversed an accrual for fringe benefits of $155,000 which should have been reversed in the prior year.

(4)	In the fourth quarter of 2010, the Company reversed a restructuring accrual for $72,000 which should have been reversed in the third quarter of 2010.
(5)	In the first quarter of 2011, the Company reduced foreign currency loss of $20,000 which should have been reduced in the fourth quarter of 2010.
(6)
In the second quarter of 2011, the Company identified an out-of-period error related to an overstatement of the tax provision of $100,000 for the first quarter of 2011. In the fourth quarter of 2010, the Company recorded an increase to income tax provision of $67,000 to correct a prepaid expenses and other current assets balance that was related to the fourth quarter of 2009. There are no adjustments to income tax relating to the pre-tax adjustments described in (1) to (5) above.

(7)
In the fourth quarter of 2010, the Company adjusted its liability amount for uncertain tax position related to its foreign subsidiary, which included recording the cumulative out-of-period amount in such quarter. The effect of the error is an increase to long-term income tax payable and a decrease of accumulated other comprehensive income (loss) by $475,000, $304,000, $236,000 and $256,000 third quarter of 2011, second quarter of 2010, first quarter of 2011 and full fiscal year of 2009, respectively. The adjustment has no impact to the Consolidated Statement of Operations in any of the periods previously reported.

(8)
In the second quarter of 2011, the Company identified a misclassification of certain amounts in the prior periods related to cost of design-to-silicon-yield solutions, research and development and selling, general and administrative. The correction of classification has no impact to the net income (loss) in any of the periods previously reported. The effect of correcting the misclassification is as follows:

			Three Months Ended
	Three Months Ended March 31, 2011	Year Ended December, 31 2010	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	Year Ended December 31, 2009
	(In thousands)

Cost of design-to-silicon-yield solutions	$655	$2,362	$644	$620	$502	$596	$2,204
Research and development	(641)	(2,289)	(622)	(604)	(484)	(579)	(2,068)
Selling, general and administrative	(14)	(73)	(22)	(16)	(18)	(17)	(136)

(9)
In the second quarter of 2011, the Company identified a misclassification of certain amounts in the prior periods related to deferred rent. The short-term portion of the deferred rent balance that was previously presented as other non-current liabilities should have been presented as accrued and other current liabilities. The reclassification has no impact to the Consolidated Statement of Operations in any of the periods previously reported.

			Three Months Ended
	Three Months Ended March 31, 2011	Year Ended December, 31 2010	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	Year Ended December 31, 2009
	(In thousands, except per share amount)
As revised: Consolidated Statements of Operations:
Revenues:
Design-to-silicon-yield solutions	$10,567	$43,080	$11,352	$10,498	$10,814	$10,417	$32,662
Gainshare performance incentives	4,450	18,570	4,866	4,330	4,538	4,835	15,776
Total revenues	15,017	61,650	16,218	14,828	15,352	15,252	48,438
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	$6,438	26,900	7,004	6,427	6,487	6,980	25,087
Amortization and impairment of acquired technology	156	1,285	207	360	360	359	1,439
Total cost of design-to-silicon-yield solutions	6,594	28,185	7,211	6,787	6,847	7,339	26,526
Gross profit	8,423	33,465	9,007	8,041	8,505	7,913	21,912
Operating expenses:
Research and development	3,712	14,954	3,997	3,699	3,865	3,394	17,906
Selling, general and administrative	4,839	16,002	3,480	3,389	4,381	4,751	16,551
Amortization of other acquired intangible assets	51	295	57	70	82	86	349
Restructuring charges	(11)	885	615	303	(33)	1	4,512
Total operating expenses	8,592	32,136	8,149	7,461	8,295	8,232	39,318
Income (loss) from operations	(168)	1,329	858	580	210	(319)	(17,406)
Interest and other income, net	(379)	20	(10)	(636)	404	262	237
Income (loss) before taxes	(547)	1,349	848	(56)	614	(57)	(17,169)
Income tax provision	52	1,326	522	28	275	501	820
Net income (loss)	$(599)	$23	$326	$(84)	$339	$(558)	$(17,989)
Net income (loss) per share:
Basic	$(0.02)	$0.00	$0.01	$0.00	$0.01	$(0.02)	$(0.67)
Diluted	$(0.02)	$0.00	$0.01	$0.00	$0.01	$(0.02)	$(0.67)

Weighted average common shares:
Basic	27,810	27,257	27,566	27,413	27,118	26,929	26,377
Diluted	27,810	27,471	27,767	27,413	27,357	26,929	26,377

	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
	(In thousands)
Consolidated Balance Sheets: Prepaid expenses and other current assets	$4,015	$3,246	$3,598	$2,759	$3,412	$3,045
Accrued compensation and related benefits	3,927	3,964	3,798	3,764	3,610	4,468
Accrued and other current liabilities	3,125	2,636	2,463	2,796	3,155	3,544
Other non-current liabilities	1,162	1,259	1,207	1,326	1 ,427	1,507
Long-term income tax payable	3,262	3,668	3,423	3,485	3,271	3,474
Additional paid-in-capital	202,705	200,866	199,744	198,128	196,685	194,720
Accumulated deficit	(131,185)	(130,586)	(130,912)	(130,828)	(131,167)	(130,609)
Accumulated other comprehensive income (loss)	239	(71)	(11)	(452)	98	372

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. The amendments do not require any transition disclosures. The guidance is effective for the Company’s fiscal year 2012. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2010, the Financial Accounting Standards Board (“FASB”) amended its guidance on share-based payment awards with an exercise price denominated in the currency of a market in which the underlying equity security trades. The amendment clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a condition that is not a market performance, or service condition. Therefore, an entity would not classify such an award as a liability if it is otherwise qualifies as equity. This amendment is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2010.  The guidance is effective for the Company’s interim period commencing January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB amended its guidance on fair value measurements. This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. This guidance also requires disclosure of activity in Level 3 fair value measurements. The new disclosures and clarifications of the existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal year beginning after December 15, 2010, and the interim periods within those fiscal years. The Company adopted the guidance related to Level 1 and Level 2 fair value measurements on January 1, 2010. The guidance for Level 3 fair value measurements and disclosures is effective for the Company’s interim period commencing January 1, 2011. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

4. INVESTMENTS

The following table summarizes the Company’s investments at both June 30, 2011 and December 31, 2010 (in thousands):

	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
Auction-rate securities	$1,000	$—	$(282)	$718

As of June 30, 2011 and December 31, 2010, the Company’s investments consisted entirely of auction-rate securities. Please refer to Note 13 “Fair Value” for further discussion of auction-rate securities.

5. ACCOUNTS RECEIVABLE

Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $7.0 million and $6.0 million as of June 30, 2011 and December 31, 2010, respectively.

6. INTANGIBLE ASSETS

Intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. During the three months ended June 30, 2011, there were no indicators of impairment related to the Company’s intangible assets.

The following table provides information relating to the intangible assets as of June 30, 2011 and December 31, 2010 (in thousands):

Acquired Identifiable Intangible	Amortization Period (Years)	June 30, 2011 Gross Carrying Amount	Accumulated Amortization	June 30, 2011 Net Carrying Amount
Acquired technology	4-5	$11,800	$(11,226)	$574
Brand name	4	510	(510)	—
Customer relationships and backlog	1-6	3,420	(3,255)	165
Patents and applications	7	1,400	(1,185)	215
Other acquired intangibles	4	255	(255)	—
Total		$17,385	$(16,431)	$954

Acquired Identifiable Intangible	Amortization Period (Years)	December 31, 2010 Gross Carrying Amount	Accumulated Amortization	December 31, 2010 Net Carrying Amount
Acquired technology	4-5	$11,800	$(10,915)	$885
Brand name	4	510	(510)	—
Customer relationships and backlog	1-6	3,420	(3,188)	232
Patents and applications	7	1,400	(1,148)	252
Other acquired intangibles	4	255	(255)	—
Total		$17,385	$(16,016)	$1,369

For the three months ended June 30, 2011 and 2010, intangible asset amortization expense was $207,000 and $442,000, respectively. For the six months ended June 30, 2011 and 2010, intangible asset amortization expense was $414,000 and $887,000, respectively.

The Company expects the annual amortization of intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2011 (remaining six-month period)	$415
2012	435
2013	74
2014	30
Total	$954

7. STOCKHOLDERS’ EQUITY

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of design-to-silicon yield-solutions	$522	$455	$990	$1,077
Research and development	337	362	680	721
Selling, general and administrative	614	575	924	1,149
Stock-based compensation expenses	$1,473	$1,392	$2,594	$2,947

The Company estimated the fair value of share-based awards granted during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

Stock Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected life (in years)	4.97	5.24	4.94	5.24
Volatility	60.8%	61.9%	61.0%	62.4%
Risk-free interest rate	1.64%	1.95%	1.66%	2.10%
Expected dividend	—	—	—	—
Weighted average fair value per share of options granted during the period	$3.21	$2.52	$3.17	$2.35

Employee Stock Purchase Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected life (in years)	1.25	1.25	1.25	1.25
Volatility	54.3%	65.6%	64.1%	69.8%
Risk-free interest rate	0.44%	0.49%	0.51%	0.54%
Expected dividend	—	—	—	—
Weighted average fair value per share of employee stock issued during the period	$1.83	$1.71	$1.41	$1.52

On June 30, 2011, the Company has in effect the following stock-based compensation plans:

Stock Plans — In 2001, the Company terminated the 1996 and 1997 Stock Plans with respect to future option grants, and adopted the 2001 Stock Plan. Under the 2001 Stock Plan, on January 1 of each year starting with year 2002, the number of shares in the reserve will increase by the lesser of (1) 3,000,000 shares, (2) 5% of the outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. Under the 2001 Stock Plan, the Company may grant stock purchase rights and stock options to purchase shares of common stock to employees, directors and consultants. The exercise price for stock options must generally be at prices not less than the fair market value at the date of grant for incentive stock options. Stock options generally expire ten years from the date of grant and become vested and exercisable ratably over a four-year period. The 2001 Stock Plan expired on June 12, 2011.

Stock option activity under the Company’s plans during the six months ended June 30, 2011 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2011	3,453	$5.60
Granted	974	6.09
Exercised	(116)	3.60
Canceled	(161)	4.33
Expired	(32)	9.20
Outstanding, June 30, 2011	4,118	5.79	7.48	$4,278
Vested and expected to vest, June 30, 2011	3,832	5.82	6.72	$4,056
Exercisable, June 30, 2011	2,085	6.57	4.84	$2,062

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $5.96 per share as of June 30, 2011, which would have been received by the option holders had all “in-the-money” option holders exercised their options as of that date. The total intrinsic value of options exercised during the six months ended June 30, 2011 was $344,000.

As of June 30, 2011, there was $4.6 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 3.1 years. The total fair value of shares vested during the three months and six months ended June 30, 2011 was $547,000 and $1.0 million, respectively.

Nonvested restricted stock units activity during the six months ended June 30, 2011 was as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, January 1, 2011	453	$7.29
Granted	288	6.18
Vested	(201)	6.23
Forfeited	(11)	6.46
Nonvested, June 30, 2011	529	7.09

As of June 30, 2011, there was $2.8 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.4 years. The total compensation expense related to shares vested during the six months ended June 30, 2011 was $1.1 million.

Employee Stock Purchase Plan — In July 2001, the Company adopted an Employee Stock Purchase Plan (“Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock. The Purchase Plan has look-back feature that allows the employees to purchase shares of common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The Purchase Plan consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Under the Purchase Plan, on January 1 of each year, starting with 2002, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. At the annual meeting of stockholders on May 18, 2010, the Company's stockholders approved an amendment to the Purchase Plan to extend it through May 17, 2020. For the six months ended June 30, 2011, the Purchase Plan compensation expense was $207,000.

Stock Repurchase Program — On October 29, 2007, the Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock on the open market. The right to repurchase stock under this program expired on October 29, 2010. On October 19, 2010, the Board of Directors authorized an extension of, and an increase in, the stock repurchase program. Pursuant to such action taken by the Board of Directors, the stock repurchase program has been extended for two more years to October 29, 2012 and the aggregate amount available to repurchase has been reset to $10.0 million of the Company’s common stock. As of June 30, 2011, 2.9 million shares had been repurchased at the average price of $3.66 per share under this program and $8.6 million remained available for future repurchases. These repurchased shares were recorded as treasury stock and were accounted for under cost method. No repurchase shares have been retired or reissued.

8. RESTRUCTURING

On October 28, 2008, the Company announced a restructuring plan to better allocate its resources to improve its operational results in light of current market conditions.

Under this plan, the Company recorded restructuring charges of $7.5 million, primarily consisting of employee severance costs of $4.8 million and facility exit costs of $2.5 million. The facility exit cost consists primarily of the cost of future obligations related to the San Jose and San Diego locations. Discounted liabilities for future lease costs and the fair value of the related subleases of closed locations that are recorded is subject to adjustments as liabilities are settled. In assessing the discounted liabilities for future costs of obligations related to the locations, the Company made assumptions regarding the amounts of future subleases. If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each period presented include the effect of such changes in estimates. The following table summarizes the activities of these restructuring liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning balance	$1,219	$1,407	$1,379	$1,619
Restructuring charges (credits)	(122)	(33)	(133)	(32)
Adjustments	7	—	17	—
Cash payments	(161)	(228)	(320)	(441)
Ending balance	$943	$1,146	$943	$1,146

The balance as of June 30, 2011 consists of $0.8 million of facility exit costs and $0.1 million of severance costs. The balance as of December 31, 2011 consists of $1.3 million of facility exit costs and $0.1 million of severance costs.

As of June 30, 2011, of the remaining accrual of $943,000, $533,000 was included in accrued liabilities and other current liabilities and $410,000 was included in other non-current liabilities. As of December 31, 2011, of the remaining accrual of $1.4 million, $0.8 was included in accrued liabilities and other current liabilities and $0.6 million was included in other non-current liabilities. Accrued facility exit expenses will be paid in accordance with the lease payment schedule through 2013.

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

The Company classifies its liabilities related to unrecognized tax benefits as long-term. The Company includes interest and penalties related to unrecognized tax benefits within the Company’s income tax provision. As of June 30, 2011 and December 31, 2010, the Company had accrued for payment of interest and penalties related to unrecognized tax benefits of $437,000 and $461,000, respectively.

Income tax expense increased $154,000 for the six months ended June 30, 2011 to $930,000 as compared to an income tax expense of $776,000 for the six months ended June 30, 2010. The income tax expense for both the six months ended June 30, 2011 and the six months ended June 30, 2010 primarily consisted of foreign withholding taxes and changes in unrecognized tax benefits.

The Company’s total amount of unrecognized tax benefits as of June 30, 2011 was $9.7 million, including interest and penalties, of which $3.0 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits as of December 31, 2010 was $9.4 million, of which $2.7 million, if recognized, would affect the Company's effective tax rate. As of June 30, 2011, the Company has recognized a net amount of $3.4 million as long-term taxes payable for unrecognized tax benefits in its condensed consolidated balance sheet. The Company does not believe that it is reasonably possible that the change in unrecognized tax benefits over the next twelve months will materially impact its results of operations and financial position.

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

The Company is not currently subject to income tax examinations by any taxing authorities in the United States. The Company’s California income tax examinations for 2006 and 2007 was closed during the three months ended March 31, 2011 with no adjustments.  The Company is currently subject to income tax examinations in France for 2009. The Company is not subject to income tax examinations in any other of its major foreign subsidiaries’ jurisdictions.

10. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by weighted average number of common shares outstanding for the period (excluding outstanding stock options and shares subject to repurchase). Diluted net loss per share is computed using the weighted-average number of common shares outstanding for the period plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases in which the effect would be anti-dilutive. There are no dilutive shares included during the three and six months ended June 30, 2011 and the six months ended June 30, 2010 due to the net loss for the period. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of the tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands except per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(57)	$339	$(656)	$(219)
Weighted average common shares outstanding — basic	28,110	27,118	27,960	27,024
Dilutive effect of equity incentive plans	—	239	—	—
Weighted average common shares outstanding — diluted	28,110	27,357	27,960	27,024
Net income (loss) per share:
Basic	$0.00	$0.01	$(0.02)	$(0.01)
Diluted	$0.00	$0.01	$(0.02)	$(0.01)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Outstanding options	1,948	3,742	1,520	3,695
Nonvested restricted stock units	315	346	202	364
Employee Stock Purchase Plan	64	—	32	—
Total	2,327	4,088	1,754	4,059

11. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(57)	$339	$(656)	$(219)
Foreign currency translation adjustments, net of income tax effects	51	(482)	362	(777)
Comprehensive loss	$(6)	$(143)	$(294)	$(996)

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2011	2010	2011	2010
A	23%	31%	22%	23%
B	18%	13%	18%	12%
C	15%	10%	16%	10%
D	* %	15%	10%	17%

*  represents less than 10%

The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	June 30, 2011	December 31, 2010
A	21%	16%
B	24%	13%
C	14%	10%
D	11%	14%
E	* %	11%
F	* %	11%

*  represents less than 10%

Revenues from customers by geographic area based on the location of the contracting party are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Asia	$8,260	$11,273	$15,818	$21,570
United States	4,051	2,602	7,088	5,983
Europe	4,849	1,477	9,271	3,051
Total	$17,160	$15,352	$32,177	$30,604

Property and equipment, net by geographic area are as follows (in thousands):

	June 30, 2011	December 31, 2010
United States	$615	$566
Europe	100	121
Asia	105	110
Total	$820	$797

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of June 30, 2011 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$25,326	$25,326	$—	$—
Auction-rate securities	718	—	—	718
Total	$26,044	$25,326	$—	$718

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

The Company holds investments in auction-rate securities (“ARS”), which are variable rate debt instruments whose interest rates are reset through a “Dutch” auction process at regular intervals, typically every 28 days. All ARS are backed by pools of student loans guaranteed by governmental agencies and private entities, and were rated AAA/Aaa at the date of acquisition. The liquidity and fair value of these securities has been reduced by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies, as evidenced by the rating downgrade of MBIA (bond insurer on one of the Company’s ARS) from Aaa to A2, by Moody’s Investor Services on June 19, 2008. All ARS have failed to sell at auction since February 2008, and as a result, their interest rates were reset to the maximum LIBOR + 150 basis points. The only activity associated with these instruments since February 2008 was the repurchase of $500,000 of ARS at par by issuers. As a result of these auction failures, there was limited active market with observable prices for these securities. Therefore, the Company computed the fair value of these securities based on a discounted cash flow model, using significant level 3 inputs, to take into account the lack of liquidity. The cumulative impairment for these securities as of June 30, 2011 and December 31, 2010 was $282,000, which is included in other comprehensive income.  No gain or loss was recorded during the three and six months ended June 30, 2011. The Company does not believe that the student loans backing these securities, the principal of these assets, is at risk. Furthermore, the Company intends to hold these securities until the credit markets recover and these securities resume pricing at or near par and it is not more likely than not that the Company will be required to sell the securities before recovery of the principal. As a result, the Company recorded a temporary impairment to other comprehensive income and classified these securities as non-current investments. The valuation may be revised in future periods as market conditions evolve.

There was no change in the beginning and ending balance of assets measured at fair value on recurring basis using significant observable inputs (Level 3) during the six months ended June 30, 2011.

14. COMMITMENTS AND CONTINGENCIES

Note 6, “Commitments and Contingencies,” on page 47 of our Annual Report on Form 10-K for the year ended December 31, 2010, and Note 13, “Commitments and Contingencies” on page 14 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, provide information on certain legal proceedings and claims in which we are involved.  There have been no subsequent material developments to these matters or that information.

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

Industry Trend

Despite the general economic turmoil beginning in 2008 and continuing through 2009, the semiconductor market rebounded in 2010. We believe that logic foundries were running at or near capacity at times during the year, and a supply constraint at advanced nodes developed. With high utilization rates, foundries appeared to increase spending during the year. This trend resulted in an increase in our business and improved results of operations in 2010, which has continued in 2011. Although a trend has not been established so far in 2011, we believe that manufacturing capacity is down slightly from 2010 levels.

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

Financial Highlights

As a part of the Company’s remediation process to address material weaknesses in its internal control over financial reporting as reported in its Form 10-K in fiscal year 2010, the Company implemented additional internal control review and procedures. Through such procedures, during the second quarter of fiscal 2011, the Company identified errors that affected prior periods, including primarily relating to its accounting for stock compensation under its employee stock purchase plan. The effect of the errors was not material to any previously issued financial statements; however, the cumulative effect of correcting the errors in the current year would have been material to fiscal year 2011.  Therefore, the Company revised its prior period financial statements. As part of this revision, the Company also reversed other previously disclosed out-of-period adjustments, which were immaterial, and recorded them instead in the periods in which the errors originated. See Note 2 of “Notes to Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for the nature and amount of errors being corrected, as well as how the errors affected all relevant periods.

Financial highlights for the three months ended June 30, 2011 were as follows:

•
Total revenues for the three months ended June 30, 2011 were $17.2 million, an increase of $1.8 million, or 12%, compared to $15.4 million for the three months ended June 30, 2010. Design-to-Silicon-Yield solutions revenues for the three months ended June 30, 2011 were $13.0 million, an increase of $2.2 million, or 20%, compared to $10.8 million for the three months ended June 30, 2010. The increase in Design-to-Silicon-Yield solutions revenues was primarily the result of increased growth in revenue generating activities. Gainshare performance incentives revenues for the three months ended June 30, 2011 were $4.2 million, a decrease of $0.3 million, or 8%, compared to $4.5 million for the three months ended June 30, 2010. The decrease in revenues from Gainshare performance incentives was primarily the result of slower yield improvement and lower wafer volumes at customer manufacturing facilities.

•
Net loss for the three months ended June 30, 2011 was $(57,000), compared to net income of $339,000 for the three months ended June 30, 2010. The difference in earnings was primarily attributable to foreign currency exchange gains related to Euro to U.S. Dollar currency rate fluctuations in the year-ago period and the amount of withholding taxes related to certain Asian customers more than offsetting the increase in gross profits from revenue growth year-over-year.

•
Net loss per basic and diluted share was $(0.00) for the three months ended June 30, 2011 compared to net income per basic and diluted share of $0.01 for the three months ended June 30, 2010, a decrease of  $0.01 per basic and diluted share.

•
Cash, cash equivalents and non-current investments increased $3.5 million from $38.9 million at December 31, 2010 to $42.4 million at June 30, 2011,  primarily due to increase in cash from operating activities during the period.

Financial highlights for the six months ended June 30, 2011 were as follows:

•
Total revenues for the six months ended June 30, 2011 was $32.2 million, an increase of $1.6 million, or 5%, compared to total revenues of $30.6 million for the six months ended June 30, 2010. Design-to-Silicon-Yield solutions revenues for the six months ended June 30, 2011 was $23.6 million, an increase of $2.4 million, or 11%, compared to $21.2 million for the six months ended June 30, 2010. The increase in Design-to-Silicon-Yield solutions revenues was primarily the result of increased bookings. Gainshare performance incentives revenues for the six months ended June 30, 2011 was $8.6 million, a decrease of $0.8 million, or 8%, compared to gainshare performance incentive revenues of $9.4 million for the six months ended June 30, 2010.  The decrease in gainshare performance incentives was primarily the result of slower yield improvement and lower wafer volumes at customer manufacturing facilities.

•
Net loss for the six months ended June 30, 2011 was $(656,000), compared to $(219,000) for the six months ended June 30, 2010. The increase in net loss was primarily attributable to foreign currency exchange gains related to Euro to U.S. Dollar currency rate fluctuations in the year-ago period and the amount of withholding taxes related to certain Asian customers more than offsetting the increase in gross profits from revenue growth year-over-year.

•
Net loss per basic and diluted share was $(0.02) for the six months ended June 30, 2011 compared to net loss per basic and diluted share of $(0.01) for the six months ended June 30, 2010, a decrease of $0.01 per basic and diluted share.

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

The Company’s adoption of this guidance did not generally change the accounting for the Company’s software transactions. It only affected certain revenue arrangements that included both solution implementation services and software products that are not essential to the provision of these services. The amount of product and service revenue recognized in a given period is affected by our judgment as to whether an arrangement includes multiple deliverables and, if so, our determination of the fair value of each deliverable. In general, VSOE does not exist for our solution implementation services and software products. Because our services and products include our unique technology, we are not able to determine TPE. Therefore, we used BESP in our allocation of arrangement consideration. In determining BESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. We typically arrive at an BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting.

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

Intangible Assets

Long-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. During the three months and six months ended June 30, 2011 and 2010, respectively, there were no indicators of impairment related to the Company’s long-lived intangible assets.

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

Recent Accounting Pronouncements and Accounting Changes

See Note 3 of “Notes to Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Design-to-silicon-yield solutions	76%	70%	73%	69%
Gainshare performance incentives	24	30	27	31
Total revenues	100%	100%	100%	100%
Costs of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	42	43	43	44
Amortization of acquired technology	1	2	1	2
Total costs of design-to-silicon-yield solutions	43	45	44	46
Gross Profit	57	55	56	54
Operating expenses:
Research and development	22	25	23	23
Selling, general and administrative	31	28	31	30
Amortization of other acquired intangible assets	—	1	—	1
Restructuring charges (credits)	(1)	—	—	—
Total operating expenses	52	54	54	54
Income (loss) from operations	5	1	2	—
Interest and other income (expense), net	—	3	(1)	2
Income (loss) before taxes	5	4	1	2
Income tax provision	5	2	3	3
Net income (loss)	—%	2%	(2)%	(1)%

Comparison of the Three Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,		$	%
Revenues	2011	2010	Change	Change
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$13,003	$10,814	$2,189	20%
Gainshare performance incentives	4,157	4,538	(381)	(8)%
Total	$17,160	$15,352	$1,808	12%

Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-Silicon-Yield solutions revenue increased $2.2 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily due to an increase in software and software related services, the result of increased software license sales, and increased long-term service agreements. Our Design-to-Silicon-Yield Solutions revenue may fluctuate in the future and is dependent on a number of factors including our ability to obtain new customers at emerging technology nodes.

Gainshare Performance Incentives. Gainshare performance incentives revenue represents profit sharing and performance incentives earned based upon our customers reaching certain defined operational levels. Revenue derived from gainshare performance incentives decreased $381,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  The decrease was primarily the result of slower yield improvement and lower wafer volumes at customer manufacturing facilities. The revenue from gainshare performance incentives was generated from six customers and six engagements for the three months ended June 30, 2011 and five customers and six engagements for the three months ended June 30, 2010. Our gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers, and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing provisions for gainshare performance incentives.

	Three Months Ended June 30,		$	%
Cost of Design-to-Silicon-Yield Solutions	2011	2010	Change	Change
(In thousands, except for percentages)
Direct costs of design-to-silicon-yield solutions	$7,263	$6,487	$776	12%
Amortization of acquired technology	156	360	(204)	(57)%
Total	$7,419	$6,847	$572	8%

Costs of Design-to-Silicon-Yield Solutions. Costs of Design-to-Silicon-Yield solutions consist of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization of acquired technology.

Direct Costs of Design-to-Silicon-Yield Solutions.  Direct costs of Design-to-Silicon-Yield solutions consist of services costs and software licenses costs. Services costs consist of material, labor, overhead costs, and stock-based compensation charges associated with solution implementations. Costs include purchased materials, employee compensation and related benefits, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products and expenses incurred to produce and distribute our product documentation. Direct costs of Design-to-Silicon-Yield solutions increased $776,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase was primarily due to higher labor expense as a result of the growth in revenue-generating engagements and an increase in third-party software license costs related to the growth in software license revenues.

Amortization of Acquired Technology. Amortization of acquired technology consists of amortization of intangible assets acquired as a result of certain business combinations. Amortization of acquired technology expense was $156,000 for the three months ended June 30, 2011 and $360,000 for the three months ended June 30, 2010. The decrease was primarily due to certain intangible assets being fully amortized in 2010. We anticipate amortization of acquired technology to be $313,000 in the remaining six months in 2011 and $261,000 in 2012.

	Three Months Ended June 30,		$	%
Research and Development	2011	2010	Change	Change
(In thousands, except for percentages)
Research and development	$3,717	$3,865	$(148)	(4)%

Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations, and stock-based compensation charges. Research and development expenses decreased $148,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily due to utilizing research and development personnel on revenue-generating activities. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects and revenue generating activity requirements.

	Three Months Ended June 30,		$	%
Selling, General and Administrative	2011	2010	Change	Change
(In thousands, except for percentages)
Selling, general and administrative	$5,242	$4,381	$861	20%

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased $861,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily due to hiring additional personnel to remediate material weakness deficiencies and support the increased level of business activities and one-time costs related to the separation of the Chief Administration Officer in the second quarter of 2011. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

	Three Months Ended June 30,		$	%
Amortization of Other Acquired Intangible Assets	2011	2010	Change	Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$51	$82	$(31)	(38)%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets decreased slightly for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. We anticipate amortization of other acquired intangible assets to be $102,000 in the remaining six months in 2011, $174,000 in 2012, $74,000 in 2013, and $30,000 in 2014.

	Three Months Ended June 30,		$	%
Restructuring Charges	2011	2010	Change	Change
(In thousands, except for percentages)
Restructuring charges (credits)	$(122)	$(33)	$(89)	270%

Restructuring Charges (credits).   The $122,000 restructuring credit during the three months ended June 30, 2011 is primarily due  to the sublease of certain previously restructured facilities earlier than previously estimated.

	Three Months Ended June 30,		$	%
Interest and Other Income (Expense), net	2011	2010	Change	Change
(In thousands, except for percentages)
Interest and other income (loss), net	$(32)	$404	$(436)	(108)%

Interest and Other Income (expense), net.  Interest and other income (expense), net decreased $436,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily due foreign currency exchange gains related to Euro to U.S. Dollar currency rate fluctuations in the year-ago period. We anticipate interest and other income (loss) will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

	Three Months Ended June 30,		$	%
Income Tax Provision	2011	2010	Change	Change
(In thousands, except for percentages)
Income tax provision	$878	$275	$603	219%

Income Tax Provision. Our income tax provision primarily consists of foreign withholding taxes, statutory taxes associated with our foreign subsidiaries, and changes in unrecognized tax benefits.  On a quarterly basis, we evaluate our expected income tax provision  based on our year-to-date operations, and record an adjustment in the current quarter. Income tax provision increased $603,000 for the three months ended June 30, 2011 compared to three months ended June 30, 2010, primarily due to an increase in revenues subject to foreign withholding taxes in 2011.

Comparison of the Six Months Ended June 30, 2011 and 2010

	Six Months Ended June 30,		$	%
Revenues	2011	2010	Change	Change
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$23,570	$21,231	$2,339	11%
Gainshare performance incentives	8,607	9,373	(766)	(8)%
Total	$32,177	$30,604	$1,573	5%

Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue increased $2.3 millionfor the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to an increase in software and software related services, the result of increased software license sales, and increased long-term service agreements. Our Design-to-Silicon-Yield Solutions revenue may fluctuate in the future and is dependent on a number of factors including our ability to obtain new customers at emerging technology nodes.

Gainshare Performance Incentives. Revenue derived from gainshare performance incentives decreased $766,000 for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  The decrease was primarily the result of slower yield improvement and lower wafer volumes at customer manufacturing facilities. The revenue from gainshare performance incentives was generated from six customers and six engagements for the six months ended June 30, 2011 and seven customers and seven engagements for the six months ended June 30, 2010. Our gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers, and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing provisions for gainshare performance incentives.

	Six Months Ended June 30,		$	%
Cost of Design-to-Silicon-Yield Solutions	2011	2010	Change	Change
(In thousands, except for percentages)
Direct costs of design-to-silicon-yield solutions	$13,701	$13,467	$234	2%
Amortization of acquired technology	312	719	(407)	(57)%
Total	$14,013	$14,186	$(173)	(1)%

Direct Costs of Design-to-Silicon-Yield Solutions.  Direct costs of Design-to-Silicon-Yield solutions decreased $173,000 for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The decrease was primarily due to lower cost test equipment during the six months ended June 30, 2011  than in 2010, partially offset by an increase in labor expense in support of the growth in revenue-generating engagements year-over-year.

Amortization of Acquired Technology. Amortization of acquired technology expense was $312,000 for the six months ended June 30, 2011 and $719,000 for the six months ended June 30, 2010. The decrease was primarily due to certain intangible assets being become fully amortized in 2010. We anticipate amortization of acquired technology to be $313,000 in the remaining six months in 2011 and $261,000 in 2012.

	Six Months Ended June 30,		$	%
Research and Development	2011	2010	Change	Change
(In thousands, except for percentages)
Research and development	$7,429	$7,259	$170	2%

Research and Development. Research and development expenses increased $170,000 for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to an increase in the use of outside services, partially offset by utilizing research and development personnel on revenue-generating services. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects and revenue generating activity requirements.

	Six Months Ended June 30,		$	%
Selling, General and Administrative	2011	2010	Change	Change
(In thousands, except for percentages)
Selling, general and administrative	$10,081	$9,132	$949	10%

Selling, General and Administrative. Selling, general and administrative expenses increased $949,000 for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to hiring additional personnel to remediate material weakness deficiencies and support the increased level of business activities and one-time costs related to the separation of the Chief Administration Officer in the second quarter of 2011. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

	Six Months Ended June 30,		$	%
Amortization of Other Acquired Intangible Assets	2011	2010	Change	Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$102	$168	$(66)	(39)%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets decreased slightly for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. We anticipate amortization of other acquired intangible assets to be $102,000 in the remaining six months in 2011, $174,000 in 2012, $74,000 in 2013, and $30,000 in 2014.

	Six Months Ended June 30,		$	%
Restructuring Charges	2011	2010	Change	Change
(In thousands, except for percentages)
Restructuring charges (credits)	$(133)	$(32)	$(101)	316%

Restructuring Charges (credits).   The $133,000 restructuring credit during the three months ended June 30, 2011 is primarily due to primarily due to the sublease of certain previously restructured facilities earlier than previously estimated.

	Six Months Ended June 30,		$	%
Interest and Other Income, net	2011	2010	Change	Change
(In thousands, except for percentages)
Interest and other income (loss), net	$(411)	$666	$(1,077)	(162%)

Interest and Other Income (expense), net.  Interest and other income (expense), net decreased $1.1 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to currency exchange rate fluctuations resulting in foreign exchange losses during the six months ended June 30, 2011 compared to foreign exchange gains during the six months ended June 30, 2010.   We anticipate interest and other income (loss) will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

	Six Months Ended June 30,		$	%
Income Tax Provision	2011	2010	Change	Change
(In thousands, except for percentages)
Income tax provision	$930	$776	$154	20%

Income Tax Provision. Income tax provision increased $154,000 for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to an increase in revenues subject to foreign withholding taxes in 2011.

Liquidity and Capital Resources

Operating Activities

Cash flows from operating activities of $3.9 million for the six months ended June 30, 2011 consisted primarily of net loss of $0.7 million that was more than offset by $2.7 million of non-cash charges and $1.9 million of cash flow increases reflected in the net change of operating assets and liabilities.  Non-cash charges consisted primarily of stock-based compensation of $2.6 million, amortization of acquired intangible assets of $0.4 million and depreciation of $0.2 million, partially offset by purchases of treasury stock of $0.3 million for employee income tax withholdings due upon vesting of restricted stock units and deferred taxes of $0.2 million.  Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a decrease of $1.3 million of accounts receivable, a $0.7 million increase in accrued compensation and a $0.3 million increase in accounts payable, partially offset by $0.4 million increase in prepaid expenses and other assets, a $0.2 million increase in billings in excess of recognized revenue and a combined $0.3 million increase in accrued and other liabilities and deferred revenue.  The $1.5 million combined cash flow increase resulted from the decrease in accounts receivable and increase in billings in excess of recognized revenues due to the timing of billing milestones and payments received. The increase in accrued compensation primarily reflects employee ESPP contribution levels prior to purchase of Company stock next quarter and accrued costs related to the separation of the Company’s Chief Administration Officer in the second quarter of 2011.

Cash flows used in operating activities of $2.4 million for the six months ended June 30, 2010 consisted primarily of net loss of $0.2 million and $6.1 million of cash flow decreases reflected in the net change in operating assets and liabilities, partially offset by $4.0 million of non-cash charges.  Cash flow decreases resulting from the net change in operating assets and liabilities primarily consisted of a $3.6 million increase in accounts receivable, a $1.3 million decrease in billings in excess of recognized revenues, a $1.3 million decrease in accrued and other liabilities and  a $0.6 million decrease in accrued compensation and other related benefits, partially offset by a $0.3 million increase in accounts payable, a $0.2 million reduction in prepaid expenses and other assets and a $0.1 million decrease in deferred revenues.  The $4.8 million combined cash flow decrease from the increase in accounts receivable and decrease in billings in excess of recognized revenues is due to increased revenues, and the timing of billing milestones and payments received.  The decrease in accrued and other liabilities was primarily due to tax payments made during the period.  The decrease in accrued compensation and benefits primarily reflects the results of our cost control efforts.  Non-cash charges consisted primarily of stock-based compensation of $2.9 million, amortization of acquired intangible assets of $0.9 million and depreciation of $0.5 million, partially offset by purchases of treasury stock of $0.4 million for employee income tax withholdings due upon vesting of restricted stock units.

Investing Activities

Cash flows used in investing activities of $0.2 million and $0.1 million for the six months ended June 30, 2011 and 2010, respectively, consisted of payments for capital expenditures.

Financing Activities

Cash flows used in financing activities of $0.2 million for the six months ended June 30, 2011 consisted primarily of repurchases of 168,000 shares of our common stock for $1.0 million on the open market during the period and $0.1 million of principal payments on debt obligations, partially offset by $0.4 million of proceeds from the exercise of stock options and $0.4 million of proceeds from our Employee Stock Purchase Plan.

Cash flows provided by financing activities of $0.4 million for the six months ended June 30, 2010 consisted primarily of $0.4 million proceeds received from our Employee Stock Purchase Plan and $0.1 million proceeds from the exercise of stock options, partially offset by $0.1 million of principal payments on long-term obligations.

Liquidity

As of June 30, 2011, our working capital, defined as total current assets less total current liabilities, was $53.9 million, compared with $52.2 million as of December 31, 2010. Cash and cash equivalents were $41.7 million as of June 30, 2011, compared to $38.2 million as of December 31, 2010.  We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to repurchase common stock or fund potential investments in, or acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.

As of June 30, 2011, our non-current investments included auction-rate securities with a fair value of $718,000. The auction-rate securities are measured at fair value using significant unobservable inputs (Level 3 inputs) and accounted for approximately 3% of total assets that are measured at fair value on a recurring basis. See Note 13 to “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q for further discussion.

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

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands):

Contractual obligations	2011 (six months remaining)	2012	2013	2014	Total
Debt principal (1)	$57	$—	$—	$—	$57
Debt interest (1)	2	—	—	—	2
Operating lease obligations (2)	2,650	2,533	1,899	171	7,253
Total (3)	$2,709	$2,533	$1,899	$171	$7,312

(1)	Amount represents the current contractual obligation under a €400,000 loan with a variable interest rate based on the EURIBOR plus 160 basis points.
(2)
Operating lease amounts include minimum rental payments under our operating leases for our office facilities, as well as computers, office equipment, and vehicles that we utilize under lease agreements. These minimum rental payments include payments on those facilities abandoned as part of the restructuring activities. These agreements expire at various dates through 2014.

(3)
The contractual obligation table above excludes liabilities for uncertain tax positions of $3.4 million, which are not practicable to assign to any particular years, due to the inherent uncertainty of the tax positions.  See Note 9 of “Notes to Condensed Consolidated Financial Statements (Unaudited)” for further discussion.

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

Interest Rate Risk.   As of June 30, 2011, we had cash and cash equivalents of $41.7 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at June 30, 2011 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

As of June 30, 2011, we held auction-rate securities with a par value of $1.0 million. Auction-rate securities are variable rate debt instruments whose interest rates are reset through a “Dutch” auction process at regular intervals, typically every 28 days. A portion of these securities are insured by third party bond insurers and are collateralized by student loans guaranteed by governmental agencies and private entities. The liquidity of the securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. All auction-rate securities we hold have been failing to sell at auction since February 2008 due to an insufficient number of bidders. Therefore, we reviewed the value of these securities for impairment. The cumulative impairment for these securities as of June 30, 2011was $282,000, which is included in accumulated other comprehensive income (loss). In future periods, the estimated fair value of our auction-rate securities could decline further based on market conditions, which could result in additional impairment.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro. Therefore, a portion of our operating expenditures is subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates on foreign denominated liabilities as of June 30, 2011 would result in a loss of approximately $543,000. As of June 30, 2011, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), of the effectiveness  of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”). Based on our evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our CEO and Interim CFO have concluded that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control and reporting which were described in our Annual Report on Form 10-K for the year ended December 31, 2010 related to lack of resources or expertise to provide reasonable assurance for the accurate application of GAAP in non-routine or complex transactions, controls to provide reasonable assurance for the accuracy of accounting for revenue transactions and controls to provide reasonable assurance for the accuracy of stock-based compensation transactions. The control deficiencies described above resulted in audit adjustments to the Company's consolidated financial statements for the year ended December 31, 2010 with respect to the following accounts: revenue, accounts receivable, billings in excess of recognized revenues, deferred cost, stock-based compensation expense, additional-paid-in-capital, and accrued and other current liabilities. In addition, these control deficiencies resulted in revisions to the Company's consolidated financial statements for the year ended December 31, 2009, each of the 2010 quarterly periods and annual period ended December 31, 2010 and quarter ended March 31, 2011 as described in Note 2 to the condensed consolidated financial statements for the quarter ended June 30, 2011. Additionally, these control deficiencies could result in further misstatements to the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management  has determined that these control deficiencies constitute material weaknesses as of June 30, 2011.

In light of the material weaknesses in our internal control over financial reporting as of June 30, 2011, the Company performed additional analysis and other post-closing procedures in an effort to ensure that our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, as of and for the quarter ended June 30, 2011, have been prepared in accordance with GAAP.

Remediation of Material Weaknesses

Beginning in the first quarter of 2011, we commenced a process of developing, adopting and implementing policies and procedures described below to address the identified material weaknesses. During the second quarter of 2011, we continued to monitor and evaluate these remediation measures that have been implemented to address the material weaknesses and enhance the Company’s internal control over financial reporting. Remediation measures performed to date have included the following:

•
The Company hired personnel with requisite experience for non-routine or complex transactions, including with respect to the application of generally accepted accounting principles for percentage of completion contracts, certain multi-element revenue arrangements, and stock-based compensation transactions;

•	The Company expanded its controls to include identification of non-routine or complex transactions for increased periodic and on-going review by personnel with the requisite expertise;
•
The Company implemented procedures to ensure that our revenue controls are enhanced to include specific consideration of the accounting for contract costs and the cost estimation process for the Company's design-to-silicon yield services contracts;

•
The Company implemented procedures to ensure that our controls surrounding stock-based compensation transactions are enhanced to include specific consideration of the accounting for non-routine modifications and other complex transactions; and,

•
The Company provided on-going training of our employees on generally accepted accounting principles in general, and existing and new policies and procedures around revenue and stock-based compensation in particular.

Although we believe that the remediation efforts that we have taken and additional changes to internal controls as deemed appropriate will improve our internal control over financial reporting and our disclosure control and procedures, additional time is required to further design and fully implement the above actions and to demonstrate these remediation efforts result in the effective operation of our internal controls. Management will continue to closely monitor the remediation plan and take steps to remedy the identified material weaknesses and intends to continue to implement the necessary changes to remediate the material weaknesses during fiscal year 2011.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2011, we appointed an Interim Chief Financial Officer to replace the departing Chief Administration Officer and acting Chief Financial Officer. There have not been any other changes in internal control over financial reporting during the quarter ended June 30, 2011 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Item 3, “Legal Proceedings,” on page 15 of our Annual Report on Form 10-K for the year ended December 31, 2010, and Item 1, “Legal Proceedings,” on page 23 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, provide information on certain legal proceedings and claims in which we are involved.  There have been no subsequent material developments to these matters or that information.

Item 1A. Risk Factors

Item 1A,“Risk Factors,” on pages 9 through 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, provides information on the significant risks associated with our business. There have been no subsequent material changes to these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended June 30, 2011 (in thousands except per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Month #4 (April 1, 2011 through April 30, 2011)	—	$—	—	$9,697
Month #5 (May 1, 2011 through May 30, 2011)	169	6.85	169	$8,668
Month #6 (June 1, 2011 through June 30, 2011)	12	6.11	12	$8,595
Total	181	$6.23	181

(1)
On October 29, 2007, the Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock on the open market. The right to repurchase stock under this program expired on October 29, 2010. An amendment to this repurchase program was approved by the Board of Directors on October 19, 2010 that extended the program's term for two more years to October 29, 2012 and reset the aggregate amount available for repurchase under the program to $10.0 million. As of June 30, 2011, 2.9 million shares were repurchased at the average price of $3.66 per share under this program and $8.6  million remained available for repurchases.

(2)
Included in the shares indicated in the table above are shares that the Company withheld through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity compensation plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

10.01	Form of Nonstatutory Stock Option Agreement under the PDF Solutions, Inc. 2001 Stock Plan.

10.02	Form of Restricted Stock Agreement under the PDF Solutions, Inc. 2001 Stock Plan.

10.03	Form of Stock Option Agreement (France) under the PDF Solutions, Inc. 2001 Stock Plan.

10.04	Form of Restricted Stock Agreement (France) under the PDF Solutions, Inc. 2001 Stock Plan.

10.05	Employment Offer Letter to Michael Shahbazian from PDF Solutions, Inc. dated June 10, 2011.

31.01	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

PDF SOLUTIONS, INC.

Date: August 9, 2011	By:	/s/ John K. Kibarian
John K. Kibarian
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2011	By:	/s/ Michael Shahbazian
Michael Shahbazian
Vice President, Interim Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.01	Form of Nonstatutory Stock Option Agreement under the PDF Solutions, Inc. 2001 Stock Plan.

10.02	Form of Restricted Stock Agreement under the PDF Solutions, Inc. 2001 Stock Plan.

10.03	Form of Stock Option Agreement (France) under the PDF Solutions, Inc. 2001 Stock Plan.

10.04	Form of Restricted Stock Agreement (France) under the PDF Solutions, Inc. 2001 Stock Plan.

10.05	Employment Offer Letter to Michael Shahbazian from PDF Solutions, Inc. dated June 10, 2011.

31.01	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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