Form 10-Q/A
period 2011-06-30
PDF SOLUTIONS INC
filed 2011-08-30
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q/A

(Amendment No. 1)
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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 9, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q within the 30 day grace period provided for the initial submissions of interactive data files, as required by Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from our Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) the notes to the unaudited Condensed Consolidated Financial Statements.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

2

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

10.01	Form of Nonstatutory Stock Option Agreement under the PDF Solutions, Inc. 2001 Stock Plan.1

10.02	Form of Restricted Stock Agreement under the PDF Solutions, Inc. 2001 Stock Plan. 1

10.03	Form of Stock Option Agreement (France) under the PDF Solutions, Inc. 2001 Stock Plan. 1

10.04	Form of Restricted Stock Agreement (France) under the PDF Solutions, Inc. 2001 Stock Plan. 1

10.05	Employment Offer Letter to Michael Shahbazian from PDF Solutions, Inc. dated June 10, 2011. 1

31.01	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 20021.

31.02	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 20021.

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

101.INS	XBRL Instance Document. ††

101.SCH	XBRL Taxonomy Extension Schema Document. ††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ††

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ††

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ††
____________

1	Previously filed as an exhibit to Form 10-Q for the quarter ended June 30, 2011.
†	Previously furnished as an exhibit to Form 10-Q for the quarter ended June 30, 2011.
††
In accordance with Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDF SOLUTIONS, INC.

Date: August 29, 2011	By:	/s/ John K. Kibarian
John K. Kibarian President and Chief Executive Officer (Principal Executive Officer)

Date: August 29, 2011	By:	/s/ Michael Shahbazian
Michael Shahbazian Vice President, Interim Chief Financial Officer (Principal Financial Officer)

4