Form 10-Q
period 2011-09-30
PDF SOLUTIONS INC
filed 2011-11-09
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2011

or

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

The number of shares outstanding of the Registrant’s Common Stock as of November 2, 2011 was 28,269,715.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)
	September 30, 2011 (*)	December 31, 2010 (*)
ASSETS
Current assets:
Cash and cash equivalents	$44,187	$38,154
Accounts receivable, net of allowance of $254 in both 2011 and 2010	21,588	23,442
Prepaid expenses and other current assets	3,587	3,185
Total current assets	69,362	64,781
Property and equipment, net	798	797
Non-current investments	784	718
Intangible assets, net	747	1,369
Other non-current assets	615	727
Total assets	$72,306	$68,392
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$923	$1,080
Accrued compensation and related benefits	4,181	3,964
Accrued and other current liabilities	3,295	2,636
Deferred revenues	2,636	3,021
Billings in excess of recognized revenues	2,590	1,802
Current portion of debt obligations	28	108
Total current liabilities	13,653	12,611
Long-term income taxes payable	3,504	3,690
Other non-current liabilities	822	1,259
Total liabilities	17,979	17,560
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 32,499 and 31,276, respectively; shares outstanding 28,260 and 27,603, respectively	4	4
Additional paid-in-capital	207,581	200,866
Treasury stock at cost, 4,239 and 3,673 shares, respectively	(22,344)	(19,298)
Accumulated deficit	(130,902)	(130,669)
Accumulated other comprehensive loss	(12)	(71)
Total stockholders’ equity	54,327	50,832
Total liabilities and stockholders’ equity	$72,306	$68,392

______________
 (*) Includes revisions to correct previously reported amounts (see Note 2)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010(*)	2011(*)	2010(*)
Revenues:
Design-to-silicon-yield solutions	$13,903	$10,498	$37,473	$31,729
Gainshare performance incentives	3,036	4,330	11,643	13,703
Total revenues	16,939	14,828	49,116	45,432

Costs of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	7,650	6,427	21,350	19,894
Amortization of acquired technology	156	360	468	1,079
Total costs of design-to-silicon-yield solutions	7,806	6,787	21,818	20,973
Gross profit	9,133	8,041	27,298	24,459

Operating expenses:
Research and development	3,366	3,699	10,912	10,958
Selling, general and administrative	4,158	3,389	14,239	12,521
Amortization of other acquired intangible assets	51	70	153	238
Restructuring charges (credits)	4	303	(129)	271
Total operating expenses	7,579	7,461	25,175	23,988

Income from operations	1,554	580	2,123	471
Interest and other income (expense), net	201	(636)	(209)	30
Income (loss) before income taxes	1,755	(56)	1,914	501
Income tax provision	1,129	28	2,147	804
Net income (loss)	$626	$(84)	$(233)	$(303)

Net income (loss) per share:
Basic	$0.02	$(0.00)	$(0.01)	$(0.01)
Diluted	$0.02	$(0.00	$(0.01)	$(0.01)

Weighted average common shares:
Basic	28,124	27,413	28,015	27,154
Diluted	28,348	27,413	28,015	27,154

______________
 (*) Includes revisions to correct previously reported amounts (see Note 2)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2011(*)	2010(*)
	(In thousands)
Operating activities:
Net loss	$(233)	$(303)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	355	695
Stock-based compensation expense	3,787	4,191
Amortization of acquired intangible assets	621	1,317
Deferred taxes	(87)	(517)
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(536)	(537)
Changes in operating assets and liabilities:
Accounts receivable	1,854	(3,181)
Prepaid expenses and other assets	(219)	(63)
Accounts payable	(131)	(439)
Accrued compensation and related benefits	182	(782)
Accrued and other liabilities	2	(1,693)
Deferred revenues	(357)	1,592
Billings in excess of recognized revenues	788	(1,128)
Net cash provided by (used in) operating activities	6,026	(848)
Investing activities:
Purchases of property and equipment	(353)	(121)
Net cash used in investing activities	(353)	(121)
Financing activities:
Proceeds from exercise of stock options	2,063	50
Proceeds from employee stock purchase plan	865	783
Purchases of treasury stock	(2,510)	—
Principal payments on debt obligations	(84)	(87)
Net cash provided by financing activities	334	746
Effect of exchange rate changes on cash and cash equivalents	26	(111)
Net change in cash and cash equivalents	6,033	(334)
Cash and cash equivalents, beginning of period	38,154	34,899
Cash and cash equivalents, end of period	$44,187	$34,565
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,695	$1,657
Interest	$4	$7

______________
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

Revenue Recognition  — The Company derives revenue from two sources: Design-to-silicon-yield solutions and Gainshare performance incentives.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for multiple-deliverable revenue arrangements to:

●	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;
●
require an entity to allocate revenue in an arrangement using best estimate of selling prices (“BESP”) of deliverables if a vendor does not have vendor-specific objective evidence of fair value (“VSOE”) or third-party evidence of selling price (“TPE”); and

●	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

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

Gainshare Performance Incentives  — When the Company enters into a contract to provide yield improvement services, the contract usually includes two components: (1) a fixed fee for performance by the Company of services delivered over a specific period of time; and (2) a gainshare performance incentives component where the customer may pay a variable fee, usually after the fixed fee period has ended. Revenue derived from gainshare performance incentives represents profit sharing and performance incentives earned based upon the Company’s customers reaching certain defined operational levels established in related solution implementation service contracts. Gainshare performance incentives periods are usually subsequent to the delivery of all contractual services and therefore have little to no cost to the Company. Due to the uncertainties surrounding attainment of such operational levels, the Company recognizes gainshare performance incentives revenue (to the extent of completion of the related solution implementation contract) upon receipt of performance reports or other related information from the customer supporting the determination of amounts and probability of collection.

2. REVISIONS TO FINANCIAL STATEMENTS

       As previously disclosed in the Company’s quarterly report on Form 10-Q for the period ended June 30, 2011, the Company identified errors that affected prior periods, primarily relating to its accounting for stock compensation under its employee stock purchase plan during the quarter ended June 30, 2011. The Company assessed the impact of those errors, including the impact of previously disclosed out-of-period adjustments, on its prior period financial statements and concluded that those errors were not material, individually or in the aggregate, to any of those financial statements. Although the effect of those errors was not material to any previously issued financial statements, the cumulative effect of correcting the identified errors identified in the quarter ended June 30, 2011 in the current year would have been material for the fiscal year 2011 financial statements. Consequently, the Company concluded that it needed to revise its prior period financial statements, the next time those financial statements are reissued. As part of that revision, the Company also concluded it would reverse other previously disclosed out-of period adjustments, which were immaterial, and record them instead in the periods in which the errors originated. The Company also decided to correct the classification of certain amounts in the prior year related to cost of design-to-silicon-yield solutions, research and development and selling, general and administrative and correct the classification of the short-term portion of deferred rent balance that was previously recorded in other non-current liabilities, none of which affected reported net income (loss) for any periods previously reported.

During the three months ended September 30, 2011, the Company identified additional errors relating to over-recognition of research and development tax credits to its French subsidiary, which affected the Company's income tax provision for fiscal year 2009 and for the first and second quarters of 2011. The Company also identified an error related to over-recognition of research and development grants, which affected the first and second quarters of 2011.  The Company has concluded that these errors, combined with the errors previously identified and disclosed in its Form 10-Q for the second quarter of 2011, are immaterial to any prior period financial statements. The Company concluded that it will further revise its prior year and interim financial statements to also correct the errors identified in the period ended September 30, 2011 that related to prior periods.

The financial statements as of September 30, 2010, and for the three and nine-month periods then ended included herein have been prepared in light of the revisions above. The financial statements as of June 30, 2010 and for the three and six-month periods then ended were previously revised in the Company’s quarterly report on Form 10-Q for the period ended June 30, 2011 and are not impacted by the additional errors identified in the period ended September 30, 2011. The financial statements for all other periods affected by the revisions can continue to be relied upon, and will be revised to reflect the revisions discussed above, the next time such financial statements are included in future reports for comparative purposes.

These revisions have no net impact on the Company’s net cash amounts provided by (used in) operating, financing or investing activities for the any of the periods previously reported.

The following tables show the financial statement effect of the revisions for all periods affected:

	Three Months Ended June 30,	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended December 31,	Three Months Ended September 30,	Three Months Ended June 30,	Three Months Ended March 31,	Year Ended December 31,
	2011	2011	2010	2010	2010	2010	2010	2009
		(In thousands, except per share amounts)
As reported in the originally filed Form 10-K and 10-Q, respectively: Consolidated Statements of Operations:
Revenues:
Design-to-silicon-yield solutions	$13,003	$10,567	$43,080	$11,352	$10,498	$10,814	$10,417	$32,662
Gainshare performance incentives	4,157	4,450	18,570	4,866	4,330	4,538	4,835	15,776
Total revenues	17,160	15,017	61,650	16,218	14,828	15,352	15,252	48,438
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	$7,263	$5,793	$24,389	$6,348	$5,790	$5,928	$6,322	$22,779
Amortization and impairment of acquired technology	156	156	1,285	207	360	360	359	1,439
Total cost of design-to-silicon-yield solutions	7,419	5,949	25,674	6,555	6,150	6,288	6,681	24,218
Gross profit	9,741	9,068	35,976	9,663	8,678	9,064	8,571	24,220
Operating expenses:
Research and development	3,717	4,349	17,187	4,599	4,291	4,335	3,962	19,773
Selling, general and administrative	5,242	4,745	15,989	3,689	3,228	4,492	4,579	16,561
Amortization of other acquired intangible assets	51	51	295	57	70	82	86	349
Restructuring charges	(122)	(11)	885	543	375	(33)	1	4,512
Total operating expenses	8,888	9,134	34,356	8,888	7,964	8,876	8,628	41,195
Income (loss) from operations	853	(66)	1,620	775	714	188	(57)	(16,975)
Interest and other income (expense), net	(32)	(359)	—	(30)	(636)	404	262	237
Income (loss) before taxes	821	(425)	1,620	745	78	592	205	(16,738)
Income tax provision	878	152	1,393	589	28	275	501	753
Net income (loss)	$(57)	$(577)	$227	$156	$50	$317	$(296)	$(17,491)
Net income (loss) per share:
Basic	$(0.00)	$(0.02)	$0.01	$0.01	$0.00	$0.01	$(0.01)	$(0.66)
Diluted	$(0.00)	$(0.02)	$0.01	$0.01	$0.00	$0.01	$(0.01)	$(0.66)

Weighted average common shares:
Basic	28,110	27,810	27,257	27,566	27,413	27,118	26,929	26,377
Diluted	28,110	27,810	27,471	27,767	27,581	27,357	26,929	26,377

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Consolidated Balance Sheets: Prepaid expenses and other current assets	3,869	3,967	3,246	3,665	2,826	3,438	3,029
Accrued compensation and related benefits	4,749	3,927	3,964	3,722	3,704	3,565	4,438
Accrued and other current liabilities	3,066	2,849	2,400	2,306	2,575	2,946	3,502
Other non-current liabilities	980	1,406	1,495	1,436	1,547	1,636	1,704
Long-term income tax payable	3,397	3,262	3,668	2,948	3,181	3,035	3,218
Additional paid-in-capital	204,309	201,865	200,144	198,943	197,517	195,996	194,081
Accumulated deficit	(131,242)	(130,461)	(129,884)	(130,040)	(130,090)	(130,407)	(130,111)
Accumulated other comprehensive income (loss)	290	339	(51)	464	(148)	334	628

	Three Months Ended June 30,	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended December 31,	Three Months Ended September 30,	Three Months Ended June 30,	Three Months Ended March 31,	Year Ended December 31,
	2011	2011	2010	2010	2010	2010	2010	2009
		(In thousands, except per share amounts)
Revisions: Consolidated Statements of Operations:
Total cost of design-to-silicon-yield solutions (1)(2)(8)	$—	$645	$2,510	$656	$637	$559	$658	$2,308
Operating expenses:
Research and development(1)(8)(11)	—	(522)	(2,232)	(602)	(592)	(471)	(567)	(1,867)
Selling, general and administrative(1)(3)(8)	—	94	13	(209)	161	(110)	171	(10)
Restructuring charges(4)	—	—	—	72	(72)	—	—	—
Total operating expenses	—	(428)	(2,219)	(739)	(503)	(581)	(396)	(1,877)
Income (loss) from operations	—	(217)	(291)	83	(134)	22	(262)	(431)
Interest and other income (expenses),net(5)	—	(20)	20	20	—	—	—	—
Income (loss) before taxes	—	(237)	(271)	103	(134)	22	(262)	(431)
Income tax provision (benefit)(6)(10)(11)	44	(56)	(67)	(67)	—	—	—	150
Net income (loss)(1)(2)(3)(4)(5)(6)(10)(11)	$(44)	$(181)	$(204)	$170	$(134)	$22	$(262)	$(581)

	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
	2011	2011	2010	2010	2010	2010	2009
	(In thousands, except per share amounts)
Consolidated Balance Sheets: Prepaid expenses and other current assets(2)(6)(10)(11)	$(176)	$(128)	$(61)	$(128)	$(128)	$(87)	$(45)
Accrued compensation and related benefits(3)	—	—	—	76	60	45	30
Accrued and other current liabilities(2)(3)(4)(9)(10)	75	313	236	157	221	209	42
Other non-current liabilities(9)	—	(244)	(236)	(229)	(221)	(209)	(197)
Long-term income tax payable(7)(10)	35	29	22	497	326	258	278
Additional paid-in-capital(1)	—	840	722	801	611	689	639
Accumulated deficit(1)(2)(3)(4)(5)(6)(10)(11)	(286)	(966)	(785)	(955)	(821)	(843)	(581)
Accumulated other comprehensive income (loss)(5)(6)(7)	—	(100)	(20)	(475)	(304)	(236)	(256)

______________
(1)
In the second quarter of 2011, the Company identified an error related to prior period expense for stock-based compensation for the Employee Stock Purchase Plan. The effect of the error is to increase compensation expense by $12,000, $189,000, $40,000, $44,000, $55,000, $50,000 and $639,000 for the first quarter of 2011, full fiscal year of 2010, fourth quarter of 2010, third quarter of 2010, second quarter of 2010, first quarter of 2010 and full fiscal year of 2009, respectively. In addition, in the first quarter of 2011, the Company recorded an out-of-period adjustment to reduce stock-based compensation expense of $106,000 that should have been recorded as $133,000 decrease in expense for the second quarter of 2010, $146,000 increase in expense for the third quarter of 2010 and $119,000 decrease in expense for the fourth quarter of 2010. The effect of correcting these errors is as follows:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Three Months Ended December 30, 2010	Three Months Ended September 30, 2010	Three Months Ended June 30, 2010	Three Months Ended March 31, 2010	Year Ended December 31, 2009

Cost of design-to-silicon-yield solutions	$6	$65	$12	$17	$16	$20	$187
Research and development	4	57	20	12	13	12	201
Selling, general and administrative	108	(39)	(111)	161	(107)	18	251
Total	$118	$83	$(79)	$190	$(78)	$50	$639

(2)
In the first and second quarters of 2010, the Company recorded an increase in software license amortization expense of $42,000 and $41,000, respectively. The total amount of $83,000 should have been recorded as a decrease in expense in the fourth quarter of 2009. The Company also reduced $48,000 of amortization expense in the first quarter of 2011, resulting in an increase in prepaid expense and other current assets balance. In addition, the Company accrued $32,000 for software license fees in the first quarter of 2011 resulting in an increase in accrued and other current liabilities.

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
(6)
In the second quarter of 2011, the Company identified an out-of-period error related to an overstatement of the tax provision of $100,000 for the first quarter of 2011. In the fourth quarter of 2010, the Company recorded an increase to income tax provision of $67,000 to correct a prepaid expense and other current assets balance that was related to the fourth quarter of 2009. There are no adjustments to income tax relating to the pre-tax adjustments described in (1) to (5) above.

(7)
In the fourth quarter of 2010, the Company adjusted its liability amount for uncertain tax position related to its foreign subsidiary, which included recording the cumulative out-of-period amount in such quarter. The effect of the error is an increase to long-term income tax payable and a decrease of accumulated other comprehensive income (loss) by $475,000, $304,000, $236,000 and $256,000 for the third quarter of 2010, second quarter of 2010, first quarter of 2010 and full fiscal year of 2009, respectively. The adjustment has no impact to the Consolidated Statement of Operations in any of the periods previously reported.

(8)
In the second quarter of 2011, the Company identified a misclassification of certain amounts in the prior periods related to cost of design-to-silicon-yield solutions, research and development and selling, general and administrative. The reclassification has no impact to the net income (loss) in any of the periods previously reported. The effect of correcting the misclassification is as follows:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Three Months Ended December 30, 2010	Three Months Ended September 30, 2010	Three Months Ended June 30, 2010	Three Months Ended March 31, 2010	Year Ended December 31, 2009
	(In thousands)

Cost of design-to-silicon-yield solutions	$655	$2,362	$644	$620	$502	$596	$2,204
Research and development	(641)	(2,289)	(622)	(604)	(484)	(579)	(2,068)
Selling, general and administrative	(14)	(73)	(22)	(16)	(18)	(17)	(136)

(9)
In the second quarter of 2011, the Company identified a misclassification of certain amounts in the prior periods related to deferred rent. The short-term portion of the deferred rent balance that was previously presented as other non-current liabilities should have been presented as accrued and other current liabilities. The reclassification has no impact on the Consolidated Statement of Operations in any of the periods previously reported.

(10)
In the third quarter of 2011, the Company identified an error related to over-recognition of research and development tax credits to its French subsidiary, which affected the Company's income tax provision in the fiscal year 2009 and in the first and second quarters of 2011. The effect of correcting these errors was an increase to the Company's income tax provision of $55,000 for the first quarter of 2011, of $53,000 for the second quarter of 2011 and of $83,000 for the fiscal year of 2009.

(11)
In the third quarter of 2011, the Company identified an error related to over-recognition of research and development grants to its French subsidiary, which affected the second and first quarters of 2011. The effect of correcting this error was an increase of $115,000 in research and development expense and decrease of prepaid expense for the first quarter of 2011, a decrease of income tax provision of $11,000 in the first quarter of 2011 and a decrease of income tax provision of $9,000 in the second quarter of 2011.

	Three Months Ended June 30,	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended December 31,	Three Months Ended September 30,	Three Months Ended June 30,	Three Months Ended March 31,	Year Ended December 31,
	2011	2011	2010	2010	2010	2010	2010	2009
		(In thousands, except per share amounts)
As revised: Consolidated Statements of Operations:
Revenues:
Design-to-silicon-yield solutions	$13,003	$10,567	$43,080	$11,352	$10,498	$10,814	$10,417	$32,662
Gainshare performance incentives	4,157	4,450	18,570	4,866	4,330	4,538	4,835	15,776
Total revenues	17,160	15,017	61,650	16,218	14,828	15,352	15,252	48,438
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	$7,263	$6,438	26,900	7,004	6,427	6,487	6,980	25,087
Amortization and impairment of acquired technology	156	156	1,285	207	360	360	359	1,439
Total cost of design-to-silicon-yield solutions	7,419	6,594	28,185	7,211	6,787	6,847	7,339	26,526
Gross profit	9,741	8,423	33,465	9,007	8,041	8,505	7,913	21,912
Operating expenses:
Research and development	3,717	3,827	14,955	3,997	3,699	3,864	3,395	17,906
Selling, general and administrative	5,242	4,839	16,002	3,480	3,389	4,382	4,750	16,551
Amortization of other acquired intangible assets	51	51	295	57	70	82	86	349
Restructuring charges	(122)	(11)	885	615	303	(33)	1	4,512
Total operating expenses	8,888	8,706	32,137	8,149	7,461	8,295	8,232	39,318
Income (loss) from operations	853	(283)	1,328	858	580	210	(319)	(17,406)
Interest and other income (expense), net	(32)	(379)	20	(10)	(636)	404	262	237
Income (loss) before taxes	821	(662)	1,348	848	(56)	614	(57)	(17,169)
Income tax provision	922	96	1,326	522	28	275	501	903
Net income (loss)	$(101)	$(758)	$22	$326	$(84)	$339	$(558)	$(18,072)
Net income (loss) per share:
Basic	$(0.00)	$(0.03)	$0.00	$0.01	$0.00	$0.01	$(0.02)	$(0.69)
Diluted	$(0.00)	$(0.03)	$0.00	$0.01	$0.00	$0.01	$(0.02)	$(0.69)

Weighted average common shares:
Basic	28,110	27,810	27,257	27,566	27,413	27,118	26,929	26,377
Diluted	28,110	27,810	27,471	27,767	27,413	27,357	26,929	26,377

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009

Consolidated Balance Sheets: Prepaid expenses and other current assets	3,693	3,839	3,185	3,537	2,698	3,351	2,984
Accrued compensation and related benefits	4,749	3,927	3,964	3,798	3,764	3,610	4,468
Accrued and other current liabilities	3,141	3,162	2,636	2,463	2,796	3,155	3,544
Other non-current liabilities	980	1,162	1,259	1,207	1,326	1 ,427	1,507
Long-term income tax payable	3,432	3,291	3,690	3,445	3,507	3,293	3,496
Additional paid-in-capital	204,309	202,705	200,866	199,744	198,128	196,685	194,720
Accumulated deficit	(131,528)	(131,427)	(130,669)	(130,995)	(130,911)	(131,250)	(130,692)
Accumulated other comprehensive income (loss)	290	239	(71)	(11)	(452)	98	372

3. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2011, the Financial Accounting Standards Board (“FASB”) amended its  guidance related to the presentation of comprehensive income to increase comparability between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This amended guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presenting in one continuous statement or two separate but consecutive statements. Additionally, the amendment requires entities to present reclassification adjustments to show the effect of reclassifications on both the components of other comprehensive income and the components of net income in interim and annual financial statements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. The guidance is effective for the Company’s fiscal year beginning January 1, 2012. In October 2011, the FASB decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. Therefore, those requirements will not be effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2011. The adoption of this guidance is not expected to  have a material impact on our consolidated financial statements, as it only requires a change in the format of presentation.

In May 2011, the FASB issued a new standard amending U.S. generally accepted accounting principles (“GAAP”) fair value measurements and disclosures for the purpose of ensuring that fair value measurement and disclosure requirements are the same across both U.S. GAAP and IFRS. The standard contains amendments changing the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, clarifying the application of existing fair value measurement requirements and changing a particular principle for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for the Company’s fiscal year beginning January 1, 2012. Additionally, the standard expands certain disclosure requirements, including qualitative disclosures selected to level 3 fair value measurements. Early adoption is not permitted. The adoption of  this new standard is not expected to have significantly material impact the Company’s consolidated financial statements.

In April 2010, the FASB amended its guidance on share-based payment awards with an exercise price denominated in the currency of a market in which the underlying equity security trades. The amendment clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a condition that is not a market performance, or service condition. Therefore, an entity would not classify such an award as a liability if it is otherwise qualifies as equity. This amendment is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2010.  The guidance is effective for the Company’s interim period ended March 31, 2011. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

4. INVESTMENTS

The following table summarizes the Company’s investments at both September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Amortized Cost	Unrealized Holding Losses	Market Value
Auction rate securities	1,000	(216)	784

	December 31, 2010
	Amortized Cost	Unrealized Holding Losses	Market Value
Auction rate securities	1,000	(282)	718

As of September 30, 2011 and December 31, 2010, the Company’s investments consisted entirely of auction-rate securities. Please refer to Note 13 “Fair Value” for further discussion of auction-rate securities.

5. ACCOUNTS RECEIVABLE

Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were $7.8 million and $6.0 million as of September 30, 2011 and December 31, 2010, respectively.

6. INTANGIBLE ASSETS

Intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. During the nine months ended September 30, 2011, there were no indicators of impairment related to the Company’s intangible assets.

The following table provides information relating to the intangible assets as of September 30, 2011 and December 31, 2010 (in thousands):

Acquired Identifiable Intangible	Amortization Period (Years)	September 30, 2011 Gross Carrying Amount	Accumulated Amortization	September 30, 2011 Net Carrying Amount
Acquired technology	4-5	$11,800	$(11,383)	$417
Brand name	4	510	(510)	—
Customer relationships and backlog	1-6	3,420	(3,287)	133
Patents and applications	7	1,400	(1,203)	197
Other acquired intangibles	4	255	(255)	—
Total		$17,385	$(16,638)	$747

Acquired Identifiable Intangible	Amortization Period (Years)	December 31, 2010 Gross Carrying Amount	Accumulated Amortization	December 31, 2010 Net Carrying Amount
Acquired technology	4-5	$11,800	$(10,915)	$885
Brand name	4	510	(510)	—
Customer relationships and backlog	1-6	3,420	(3,188)	232
Patents and applications	7	1,400	(1,148)	252
Other acquired intangibles	4	255	(255)	—
Total		$17,385	$(16,016)	$1,369

For the three months ended September 30, 2011 and 2010, intangible asset amortization expense was $207,000 and $430,000, respectively.

The Company expects the annual amortization of intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2011 (remaining three-month period)	$207
2012	435
2013	74
2014	31
Total	$747

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of design-to-silicon yield-solutions	$521	$430	$1,511	$1,508
Research and development	356	296	1,036	1,018
Selling, general and administrative	316	518	1,240	1,665
Stock-based compensation expenses	$1,193	$1,244	$3,787	$4,191

There were no options granted during the three months ended September 30, 2011. The Company estimated the fair value of share-based awards granted during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

Stock Plans:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected life (in years)	—	5.24	4.94	5.24
Volatility	—	61.6%	61.0%	62.4%
Risk-free interest rate	—	1.48%	1.66%	2.09%
Expected dividend	—	—	—	—
Weighted average fair value per share of options granted during the period	—	$2.03	$3.17	$2.35

Employee Stock Purchase Plan:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected life (in years)	1.25	1.25	1.25	1.25
Volatility	48.6%	54.9%	60.2%	65.4%
Risk-free interest rate	0.37%	0.40%	0.48%	0.50%
Expected dividend	—	—	—	—
Weighted average fair value per share of employee stock issued during the period	$1.98	$1.60	$1.55	$1.55

On September 30, 2011, the Company has in effect the following stock-based compensation plans:

Stock Plans — In 2001, the Company adopted its 2001 Stock Plan. In 2003, in connection with its acquisition of IDS Systems Inc., the Company assumed IDS’ 2001 Stock Option / Stock Issuance Plan (the “IDS Plan”).  Both of the 2001 and the IDS Plans expired in 2011.  Stock options granted under the 2001 and IDS Plans generally expire ten years from the date of grant and become vested and exercisable ratably over a four-year period. No new awards may be granted under the 2001 or IDS Plans after the expiration dates, although awards made under the 2001 and IDS Plans will remain subject to the terms of each such plan.

Stock option activity under the Company’s plans during the nine months ended September 30, 2011 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2011	3,453	$5.60
Granted	975	6.09
Exercised	(468)	4.41
Canceled	(133)	4.48
Expired	(50)	9.15
Outstanding, September 30, 2011	3,777	5.86	7.22	$436
Vested and expected to vest, September 30, 2011	3,470	5.92	7.07	$413
Exercisable, September 30, 2011	1,899	6.73	5.67	$239

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $4.08 per share as of September 30, 2011, which would have been received by the option holders had all “in-the-money” option holders exercised their options as of that date. The total intrinsic value of options exercised during the nine months ended September 30, 2011 was $441,000.

As of September 30, 2011, there was $4.0 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.88 years. The total fair value of shares vested during the three and nine months ended September 30, 2011 was $0.7 million and  $1.7 million, respectively.

Nonvested restricted stock units activity during the nine months ended September 30, 2011 was as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, January 1, 2011	453	$7.29
Granted	288	6.18
Vested	(341)	5.49
Forfeited	(24)	6.61
Nonvested, September 30, 2011	376	8.09

As of September 30, 2011, there was $2.2 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.56 years. The total compensation expense related to shares vested during the three and nine months ended September 30, 2011 was $0.5 million and $1.6 million, respectively.

Employee Stock Purchase Plan — In July 2001, the Company adopted an Employee Stock Purchase Plan (“Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The Purchase Plan consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Under the Purchase Plan, on January 1 of each year, starting with 2002, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. At the annual meeting of stockholders on May 18, 2010, the Company's stockholders approved an amendment to the Purchase Plan to extend it through May 17, 2020. For the three and nine months ended September 30, 2011, the Purchase Plan compensation expense was $99,000 and $306,000, respectively.

Stock Repurchase Program — On October 29, 2007, the Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock on the open market. The right to repurchase stock under this program expired on October 29, 2010. On October 19, 2010, the Board of Directors authorized an extension of, and an increase in, the stock repurchase program. Pursuant to such action taken by the Board of Directors, the stock repurchase program has been extended for two more years to October 29, 2012 and the aggregate amount available to repurchase has been reset to $10.0 million of the Company’s common stock. As of September 30, 2011, 3.3 million shares had been repurchased at the average price of $3.80 per share under this program and $6.9 million remained available for future repurchases.

8. RESTRUCTURING

On October 28, 2008, the Company announced a restructuring plan to better allocate its resources to improve its operational results in light of the market conditions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning balance	$943	$1,146	$1,379	$1,619
Restructuring charges (credits)	4	303	(129)	271
Adjustments	11	—	28	—
Cash payments	(131)	(448)	(451)	(889)
Ending balance	$827	$1,001	$827	$1,001

The balance as of September 30, 2011 consists of $700,000 of facility exit costs and $100,000 of severance costs. The balance as of December 31, 2010 consists of $1.3 million of facility exit costs and $100,000 of severance costs.

As of September 30, 2011, of the remaining accrual of $827,000, $497,000 was included in accrued liabilities and other current liabilities and $330,000 was included in other non-current liabilities. Accrued facility exit expenses will be paid in accordance with the lease payment schedule through 2013.

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

The Company classifies its liabilities related to unrecognized tax benefits as long-term. The Company includes interest and penalties related to unrecognized tax benefits within the Company’s income tax provision. As of September 30, 2011 and December 31, 2010, the Company had accrued for payment of interest and penalties related to unrecognized tax benefits of $412,000 and $461,000, respectively.

Income tax provision increased $1.3 million for the nine months ended September 30, 2011 to $2.1 million as compared to an income tax provision of $804,000 for the nine months ended September 30, 2010. The income tax provision for both the nine months ended September 30, 2011 and the nine months ended September 30, 2010 primarily consisted of foreign withholding taxes and changes in unrecognized tax benefits.

The Company’s total amount of unrecognized tax benefits as of September 30, 2011 was $10.0 million, including interest and penalties, of which $3.0 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits as of December 31, 2010 was $9.4 million, of which $2.7 million, if recognized, would affect the Company's effective tax rate. As of September 30, 2011, the Company has recognized a net amount of $3.5 million as long-term taxes payable for unrecognized tax benefits in its condensed consolidated balance sheet. The Company does not believe that it is reasonably possible that the change in unrecognized tax benefits over the next twelve months will materially impact its results of operations and financial position.

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

The Company is not currently subject to income tax examinations by any taxing authorities in the United States. The Company’s California income tax examinations for 2006 and 2007 was closed during the three months ended March 31, 2011 with no adjustments.  The Company is currently subject to income tax examinations in France and Taiwan for 2009. The Company is not subject to income tax examinations in any other of its major foreign subsidiaries’ jurisdictions.

10. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by weighted average number of common shares outstanding for the period (excluding outstanding stock options and shares subject to repurchase). Diluted net loss per share is computed using the weighted-average number of common shares outstanding for the period plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases in which the effect would be anti-dilutive. There are no dilutive shares included during the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010 due to the net loss for the period. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of the tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands except per share amount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$626	$(84)	$(233)	$(303)
Weighted average common shares outstanding — basic	28,124	27,413	28,015	27,154
Dilutive effect of employee equity plan	224	—	—	—
Weighted average common shares outstanding — diluted	28,348	27,413	28,015	27,154
Net income (loss) per share:
Basic	$0.02	$(0.00)	$(0.01)	$(0.01)
Diluted	$0.02	$(0.00)	$(0.01)	$(0.01)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Outstanding options	3,553	3,690	2,198	3,693
Nonvested restricted stock units	332	270	245	333
Employee Stock Purchase Plan	—	—	21	—
Total	3,885	3,960	2,464	4,026

11. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$626	$(84)	$(233)	$(303)
Foreign currency translation adjustments, net of income tax effects	(369)	441	(7)	(383)
Unrealized gains on investments	66	-	66	-
Comprehensive income (loss)	$323	$357	$(174)	$(686)

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Customer	2011	2010	2011	2010
A	22%	13%	22%	20%
B	16%	14%	18%	13%
C	14%	14%	15%	11%
D	*%	23%	*%	19%

______________
*  represents less than 10%

The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	September 30, 2011	December 31, 2010
A	24%	16%
B	17%	13%
C	19%	10%
D	*%	14%
E	*%	11%
F	*%	11%
______________
*  represents less than 10%

Revenues from customers by geographic area based on the location of the contracting party are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Asia	$6,557	$9,592	$22,375	$31,162
United States	5,514	3,592	15,407	9,575
Europe	4,868	1,644	11,334	4,695
Total	$16,939	$14,828	$49,116	$45,432

Property and equipment, net by geographic area are as follows (in thousands):

	September 30, 2011	December 31, 2010
United States	$610	$566
Europe	95	121
Asia	93	110
Total	$798	$797

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of September 30, 2011 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$25,332	$25,332	$—	$—
Auction-rate securities	784	—	—	784
Total	$26,116	$25,332	$—	$784

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

The Company holds investments in auction-rate securities (“ARS”), which are variable rate debt instruments whose interest rates are reset through a “Dutch” auction process at regular intervals, typically every 28 days. All ARS are backed by pools of student loans guaranteed by governmental agencies and private entities, and were rated AAA/Aaa at the date of acquisition. The liquidity and fair value of these securities has been reduced by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies, as evidenced by the rating downgrade of MBIA (bond insurer on one of the Company’s ARS) from Aaa to A2, by Moody’s Investor Services on June 19, 2008. All ARS have failed to sell at auction since February 2008, and as a result, their interest rates were reset to the maximum LIBOR + 150 basis points. The only activity associated with these instruments since February 2008 was the repurchase of $500,000 of ARS at par by issuers. As a result of these auction failures, there was limited active market with observable prices for these securities. Therefore, the Company computed the fair value of these securities based on a discounted cash flow model, using significant level 3 inputs, to take into account the lack of liquidity. The Company does not believe that the student loans backing these securities, the principal of these assets, is at risk. Furthermore, the Company intends to hold these securities until the credit markets recover and these securities resume pricing at or near par and it is not more likely than not that the Company will be required to sell the securities before recovery of the principal. As a result, the Company recorded a temporary impairment to other comprehensive income and classified these securities as non-current investments. The cumulative impairment for these securities as of September 30, 2011 and December 31, 2010 was $216,000 and $282,000, which is included in other comprehensive income.  During the three-month period ended September 30, 2011, the Company recorded an unrealized gain of $66,000 related to the increase in fair value of the Company’s auction rate securities as a component of accumulated other comprehensive income (loss). The valuation may be revised in future periods as market conditions evolve.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Auction-Rate Securities	Amount
Beginning balance at December 31, 2010	$718
Unrealized gain	66
Ending balance at September 30, 2011	$784

14. COMMITMENTS AND CONTINGENCIES

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. Although we currently believe that the ultimate outcome of any of these claims and proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainty. If an unfavorable ruling occurs in any of the legal proceedings described below, our financial position and results of operations and cash flows could be negatively affected. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. With respect to each of the matters below, we have determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at September 30, 2011.  As we continue to monitor these matters, however, our determination could change and we may decide a different reserve is appropriate in the future.

Philip Steven Melman filed a complaint against us and our Chief Executive Officer on December 7, 2009 in the Superior Court for Santa Clara County.  In the complaint, Mr. Melman alleges wrongful discharge based on discrimination, fraud, breach of contract and similar theories, in connection with the termination of Mr. Melman's employment with us.  The complaint seeks compensatory and punitive damages, any other available remedies, as well as attorney's fees and costs.  On August 15, 2011, the court issued a definitive ruling granting the Company’s motion for summary judgment, which final order for this ruling was entered by the court on November 9, 2011.

Global Software Services, Inc., a Palestinian corporation (“GSSI”), filed a complaint against us on February 16, 2010 in the Superior Court for Santa Clara County.  In the complaint, GSSI alleged that we failed to pay GSSI amounts owed under a Professional Services Agreement pursuant to which GSSI was providing software-related development and support services to us.  In addition, GSSI alleged that we interfered with GSSI’s business relationships and employee relationships, and engaged in unfair business practices in violation of Business & Professions Code Section 17200.  The complaint sought compensatory and punitive damages, disgorgement and restitution, injunctive relief and any other available equitable remedies, as well as attorney's fees and costs.  On December 2, 2010, the court dismissed GSSI's action with prejudice.  On April 14, 2011, Global Software Systems, LLC ("GSS LLC") filed a Notice of Motion to Intervene in the same matter.  On May 4, 2011, Andre Hawit, chief executive officer of GSSI and president of GSS LLC, filed a complaint (as a cross-cross complainant) against both the Company and our Chief Executive Officer in the same matter before the Superior Court for Santa Clara County.  Both Mr. Hawit and GSS LLC are continuing to pursue claims arising in connection with the subject matter of the lawsuit originally filed by GSSI.  Specifically, Mr. Hawit's cross-cross complaint alleges that we interfered with his economic relationship with GSSI and that we engaged in unfair business practices in violation of Business and Professions Code Section 17200.  He is seeking compensatory damages, punitive damages, restitution and attorney fees and costs.  GSS LLC is alleging that it was an assignee of the rights of GSSI and that the court should grant it relief from the default judgment entered against GSSI and permit it to pursue those claims as an assignee.  In August 2011, the court denied all previously filed motions to set aside the dismissal and for GSS LLC to intervene in the action.  On September 2, 2011, GSS LLC filed a notice of appeal of the dismissal of the action, the denial of its motions to intervene and several other related rulings.  We believe the cross-cross-complaint and the appeal are without merit and intend to vigorously oppose them.

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

Industry Trend

Despite the general economic turmoil, which began in 2008 and continued through 2009, the semiconductor market rebounded in 2010. We believe that logic foundries were running at or near capacity at times during 2010, and a supply constraint at advanced nodes developed. With high utilization rates, foundries appeared to increase spending during the year. This trend resulted in an increase in our business and improved results of operations in 2010 and first half of 2011. Although there is no specific trend regarding utilization rates in 2011, we believe that capacity overall is down slightly from 2010 levels.

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

Financial Highlights

As a part of the Company’s remediation process to address material weaknesses in its internal control over financial reporting as reported in its Form 10-K in fiscal year 2010, the Company implemented additional internal control review and procedures. Through such procedures, during the second and third quarter of fiscal 2011, the Company identified errors that affected prior periods, including primarily relating to its accounting for stock compensation under its employee stock purchase plan. The effect of the errors was not material to any previously issued financial statements; however, the cumulative effect of correcting the errors in the current year would have been material to fiscal year 2011 financial statements.  Therefore, the Company revised its prior period financial statements. As part of this revision, the Company also reversed other previously disclosed out-of-period adjustments, which were immaterial, and recorded them instead in the periods in which the errors originated. See Note 2 of “Notes to Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for the nature and amount of errors being corrected, as well as how the errors affected all relevant periods.

Financial highlights for the three months ended September 30, 2011 were as follows:

●
Total revenues for the three months ended September 30, 2011 were $16.9 million, an increase of $2.1 million, or 14%, compared to $14.8 million for the three months ended September 30, 2010. Design-to-Silicon-Yield solutions revenues for the three months ended September 30, 2011 were $13.9 million, an increase of $3.4 million, or 32%, compared to $10.5 million for the three months ended September 30, 2010. The increase in Design-to-Silicon-Yield solutions revenues was primarily the result of higher bookings. Gainshare performance incentives revenues for the three months ended September 30, 2011 were $3.0 million, a decrease of $1.3 million, or 30%, compared to $4.3 million for the three months ended September 30, 2010. The decrease in revenues from Gainshare performance incentives was primarily the result of lower wafer volumes at customer manufacturing facilities.

●
Net income for the three months ended September 30, 2011 was $626,000, compared to net loss of $(84,000) for the three months ended September 30, 2010. The difference in earnings was primarily attributable to increase in revenues and  foreign currency exchange gains related to Euro to U.S. Dollar currency rate fluctuations in the year-ago period, offset by the increase in the tax provision amount due to the increase in the amount of withholding taxes related to certain Asian customers.

●
Net income per basic and diluted share was $0.02 for the three months ended September 30, 2011 compared to net loss per basic and diluted share of $(0.00) for the three months ended September 30, 2010, an increase of  $0.02 per basic and diluted share.

●
Cash, cash equivalents and non-current investments increased $6.1 million from $38.9 million at December 31, 2010 to $45.0 million at September 30, 2011,  primarily due to increase in cash from operating activities during the period.

Financial highlights for the nine months ended September 30, 2011 were as follows:

●
Total revenues for the nine months ended September 30, 2011 was $49.1 million, an increase of $3.7 million, or 8%, compared to total revenues of $45.4 million for the nine months ended September 30, 2010. Design-to-Silicon-Yield solutions revenues for the nine months ended September 30, 2011 was $37.5 million, an increase of $5.8 million, or 18%, compared to $31.7 million for the nine months ended September 30, 2010. The increase in Design-to-Silicon-Yield solutions revenues was primarily the result of increased bookings. Gainshare performance incentives revenues for the nine months ended September 30, 2011 was $11.6 million, a decrease of $2.1 million, or 15%, compared to gainshare performance incentive revenues of $13.7 million for the nine months ended September 30, 2010.  The decrease in gainshare performance incentives was primarily the result of lower wafer volumes at customer manufacturing facilities.

●
Net loss for the nine months ended September 30, 2011 was $(233,000), compared to $(303,000) for the nine months ended September 30, 2010. The decrease in net loss was primarily attributable to increase in revenues and  foreign currency exchange gains related to Euro to U.S. Dollar currency rate fluctuations in the year-ago period, offset by the increase in the tax provision amount due to the increase in the amount of withholding taxes related to certain Asian customers.

●	Net loss per basic and diluted share was $(0.01) for both the nine months ended September 30, 2011 and 2010.

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

Revenue Recognition

We derive revenues from two sources: Design-to-silicon-yield solutions and Gainshare performance incentives.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for multiple-deliverable revenue arrangements to:

●	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

●
require an entity to allocate revenue in an arrangement using best estimate of selling prices (“BESP”) of deliverables if a vendor does not have vendor-specific objective evidence of fair value (“VSOE”) or third-party evidence of selling price (“TPE”); and

●	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

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

Intangible Assets

Long-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. During the three months and nine months ended September 30, 2011 and 2010, respectively, there were no indicators of impairment related to the Company’s long-lived intangible assets.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Design-to-silicon-yield solutions	82%	71%	76%	70%
Gainshare performance incentives	18	29	24	30
Total revenues	100%	100%	100%	100%
Costs of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	45	44	44	44
Amortization of acquired technology	1	2	1	2
Total costs of design-to-silicon-yield solutions	46	46	45	46
Gross Profit	54	54	55	54
Operating expenses:
Research and development	20	25	22	24
Selling, general and administrative	25	23	29	28
Amortization of other acquired intangible assets	—	1	—	—
Restructuring charges (credits)	—	2	—	1
Total operating expenses	45	51	51	53
Income (loss) from operations	9	3	4	1
Interest and other income (expense), net	1	(4)	—	—
Income (loss) before taxes	10	(1)	4	1
Income tax provision	6	—	4	2
Net income (loss)	4%	(1)%	(0)%	(1)%

Comparison of the Three Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,		$	%
Revenues	2011	2010	Change	Change
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$13,903	$10,498	$3,405	32%
Gainshare performance incentives	3,036	4,330	(1,294)	(30)%
Total	$16,939	$14,828	$2,111	14%

Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-Silicon-Yield solutions revenue increased $3.4 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to an increase of $1.8 million in fixed-fee integrated solutions and an increase of $1.5 million in software and software related services. The increases were primarily the result of higher bookings. Our Design-to-Silicon-Yield Solutions revenue may fluctuate in the future and is dependent on a number of factors including our ability to obtain new customers at emerging technology nodes.

Gainshare Performance Incentives. Gainshare performance incentives revenue represents profit sharing and performance incentives earned based upon our customers reaching certain defined operational levels. Revenue derived from gainshare performance incentives decreased $1.3 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  The decrease was primarily the result of lower wafer volumes at customer manufacturing facilities. Our gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers, and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing provisions for gainshare performance incentives.

	Three Months Ended September 30,		$	%
Cost of Design-to-Silicon-Yield Solutions	2011	2010	Change	Change
(In thousands, except for percentages)
Direct costs of design-to-silicon-yield solutions	$7,650	$6,427	$1,223	19%
Amortization of acquired technology	156	360	(204)	(57)%
Total	$7,806	$6,787	$1,019	15%

Costs of Design-to-Silicon-Yield Solutions. Costs of Design-to-Silicon-Yield solutions consist of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization of acquired technology.

Direct Costs of Design-to-Silicon-Yield Solutions.  Direct costs of Design-to-Silicon-Yield solutions consist of services costs and software licenses costs. Services costs consist of material, labor, overhead costs, and stock-based compensation charges associated with solution implementations. Costs include purchased materials, employee compensation and related benefits, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products and expenses incurred to produce and distribute our product documentation. Direct costs of Design-to-Silicon-Yield solutions increased $1.2 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase was primarily due to higher labor expense as a result of the growth in revenue-generating engagements and an increase in third-party software license costs related to the growth in software license revenues.

Amortization of Acquired Technology. Amortization of acquired technology consists of amortization of intangible assets acquired as a result of certain business combinations. Amortization of acquired technology expense was $156,000 for the three months ended September 30, 2011 and $360,000 for the three months ended September 30, 2010. The decrease was primarily due to certain intangible assets having become fully amortized in 2010. We anticipate amortization of acquired technology to be $156,000 in the remaining three months in 2011 and $261,000 in 2012.

	Three Months Ended September 30,		$	%
Research and Development	2011	2010	Change	Change
(In thousands, except for percentages)
Research and development	$3,366	$3,699	$(332)	(9)%

Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations, and stock-based compensation charges. Research and development expenses decreased $332,000 for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to utilizing research and development personnel on revenue-generating activities. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects.

	Three Months Ended September 30,		$	%
Selling, General and Administrative	2011	2010	Change	Change
(In thousands, except for percentages)
Selling, general and administrative	$4,158	$3,389	$769	23%

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased $769,000 for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to hiring additional personnel to support the increased level of business activities, increase in recruiting expense and increase in legal and accounting fees. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

	Three Months Ended September 30,		$	%
Amortization of Other Acquired Intangible Assets	2011	2010	Change	Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$51	$70	$(19)	(27)%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets decreased slightly for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. We anticipate amortization of other acquired intangible assets to be $51,000 in the remaining three months in 2011, $174,000 in 2012, $74,000 in 2013, and $31,000 in 2014.

	Three Months Ended September 30,		$	%
Restructuring Charges	2011	2010	Change	Change
(In thousands, except for percentages)
Restructuring charges	$4	$303	$(299)	(99)%

Restructuring Charges.   Restructuring charges for the three months ended September 30, 2011 decreased $299,000 compared to the three months ended September 30, 2010. Restructuring charges for the three months ended September 30, 2011 is not material and is due to the change in previous estimate. Restructuring charges for the three months ended September 30, 2010 consisted primarily of facilities and severance costs incurred in connection with our cost control efforts.

	Three Months Ended September 30,		$	%
Interest and Other Income (Expense), net	2011	2010	Change	Change
(In thousands, except for percentages)
Interest and other income (loss), net	$201	$(636)	$837	(132)%

Interest and Other Income (expense), net.  Interest and other income (expense), net increased $837,000 for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to foreign currency exchange gains related to Euro to U.S. Dollar currency rate fluctuations in the year-ago period. We anticipate interest and other income (loss) will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

	Three Months Ended September 30,		$	%
Income Tax Provision	2011	2010	Change	Change
(In thousands, except for percentages)
Income tax provision	$1,129	$28	$1,101	3932%

Income Tax Provision. Our income tax provision primarily consists of foreign withholding taxes, statutory taxes associated with our foreign subsidiaries, and changes in unrecognized tax benefits.  On a quarterly basis, we evaluate our expected income tax provision  based on our year-to-date operations, and record an adjustment in the current quarter. Income tax provision increased $1.1 million for the three months ended September 30, 2011 compared to three months ended September 30, 2010, primarily due to an increase in revenues subject to foreign withholding taxes in 2011.

Comparison of the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended September 30,		$	%
Revenues	2011	2010	Change	Change
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$37,473	$31,729	$5,744	18%
Gainshare performance incentives	11,643	13,703	(2,060)	(15)%
Total	$49,116	$45,432	$3,684	8%

Design-to-Silicon-Yield Solutions. Design-to-Silicon-Yield solutions revenue increased $5.7 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to an increase of $2 million in fixed-fee integrated solutions and an increase of $3.4 million in software and software related services.  The increases were primarily the result of higher booking. Our Design-to-Silicon-Yield Solutions revenue may fluctuate in the future and is dependent on a number of factors including our ability to obtain new customers at emerging technology nodes.

Gainshare Performance Incentives. Revenue derived from gainshare performance incentives decreased $2.1 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The decrease was primarily the result of slower yield improvement and lower wafer volumes at customer manufacturing facilities. Our gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers, and our ability to enter into new Design-to-Silicon-Yield solutions contracts containing provisions for gainshare performance incentives.

	Nine Months Ended September 30,		$	%
Cost of Design-to-Silicon-Yield Solutions	2011	2010	Change	Change
(In thousands, except for percentages)
Direct costs of design-to-silicon-yield solutions	$21,350	$19,894	$1,456	7%
Amortization of acquired technology	468	1,079	(611)	(57)%
Total	$21,818	$20,973	$845	4%

Direct Costs of Design-to-Silicon-Yield Solutions.  Direct costs of Design-to-Silicon-Yield solutions increased $1.5 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase was primarily due to higher labor expense as a result of the growth in revenue-generating engagements and an increase in third-party software license costs related to the growth in software license revenues.

Amortization of Acquired Technology. Amortization of acquired technology expense was $468,000 for the nine months ended September 30, 2011 and $1.1 million for the nine months ended September 30, 2010. The decrease was primarily due to certain intangible assets having become fully amortized in 2010. We anticipate amortization of other acquired intangible assets to be $156,000 for the remaining three months in 2011 and $261,000 in 2012.

	Nine Months Ended September 30,		$	%
Research and Development	2011	2010	Change	Change
(In thousands, except for percentages)
Research and development	$10,912	$10,958	$(46)	—%

Research and Development. Research and development expenses remained relatively flat at $10.9 million for both the nine months ended September 30, 2011 and 2010. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects.

	Nine Months Ended September 30,		$	%
Selling, General and Administrative	2011	2010	Change	Change
(In thousands, except for percentages)
Selling, general and administrative	$14,239	$12,521	$1,718	14%

Selling, General and Administrative. Selling, general and administrative expenses increased $1.7 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to hiring additional personnel to support the increased level of business activities, increase in recruiting expense, increase in accounting and legal fees and one-time costs related to the separation of the Chief Administration Officer in the second quarter of 2011. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.
	Nine Months Ended September 30,		$	%
Amortization of Other Acquired Intangible Assets	2011	2010	Change	Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$153	$238	$(85)	(36)%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets decreased slightly for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. We anticipate amortization of other acquired intangible assets to be $51,000 in the remaining three months in 2011, $174,000 in 2012, $74,000 in 2013, and $31,000 in 2014.

	Nine Months Ended September 30,		$	%
Restructuring Charges	2011	2010	Change	Change
(In thousands, except for percentages)
Restructuring charges (credits)	$(129)	$271	$(400)	(148)%

Restructuring Charges (credits).   The $129,000 restructuring credit during the nine months ended September 30, 2011 is primarily due to primarily due to the sublease of certain previously restructured facilities earlier than previously estimated.

	Nine Months Ended September 30,		$	%
Interest and Other Income, net	2011	2010	Change	Change
(In thousands, except for percentages)
Interest and other income (loss), net	$(209)	$30	$(239)	(797%)

Interest and Other Income (expense), net.  Interest and other income (expense), net decreased $239,000 for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to currency exchange rate fluctuations resulting in foreign exchange losses during the nine months ended September 30, 2011 compared to foreign exchange gains during the nine months ended September 30, 2010.   We anticipate interest and other income (loss) will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

	Nine Months Ended September 30,		$	%
Income Tax Provision	2011	2010	Change	Change
(In thousands, except for percentages)
Income tax provision	$2,147	$804	$1,343	167%

Income Tax Provision. Income tax provision increased $1.3 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to an increase in revenues subject to foreign withholding taxes in 2011.

Liquidity and Capital Resources

Operating Activities

Cash flows from operating activities of $6.0 million for the nine months ended September 30, 2011 consisted primarily of net loss of $0.2 million that was more than offset by $4.1 million of non-cash charges and $2.1 million of cash flow increases reflected in the net change of operating assets and liabilities.  Non-cash charges consisted primarily of stock-based compensation of $3.8 million, amortization of acquired intangible assets of $0.6 million and depreciation of $0.4 million, partially offset by purchases of treasury stock of $0.5 million for employee income tax withholdings due upon vesting of restricted stock units.  Cash flow increases resulting from the net change in operating assets and liabilities primarily consisted of a decrease of $1.9 million of accounts receivable, a $0.2 million increase in accrued compensation and a $0.8 million increase in billings in excess of recognized revenue, partially offset by $0.2 million increase in prepaid expenses and other assets, a $0.1 million decrease in accounts payable, and a combined $0.4 million increase in accrued and other liabilities and deferred revenue.  The $2.6 million combined cash flow increase resulted from the decrease in accounts receivable and increase in billings in excess of recognized revenues due to the timing of billing milestones and payments received.

Cash flows used in operating activities of $0.8 million for the nine months ended September 30, 2010 consisted primarily of net loss of $0.3 million and $5.6 million of cash flow decreases reflected in the net change in assets and liabilities, partially offset by $5.1 million of non-cash charges.  Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $3.2 million increase in accounts receivable, a $1.1 million decrease in billings in excess of recognized revenues, a $0.4 million decrease in accounts payable, a $1.7 million decrease in accrued and other liabilities and a $0.8 million decrease in accrued compensation and other related benefits, partially offset by a  $1.6 million increase in deferred revenues.  The $4.3 million combined cash flow decrease from the increase in accounts receivable and decrease in billings in excess of recognized revenues is due to the timing of billing milestones and payments received.  The decrease in accrued and other liabilities was primarily due to decrease in accrued restructuring, and outside sales commissions.  The decrease in accrued compensation and benefits was primarily due to paid vacation used in company-wide shutdowns, the results of our cost control efforts.  Non-cash charges consisted primarily of stock-based compensation of $4.2 million, amortization of acquired intangible assets of $1.3 million and depreciation of $0.7 million, partially offset by purchases of treasury stock of $0.5 million for employee income tax withholdings due upon vesting of restricted stock units and deferred taxes of $0.5 million.

Investing Activities

Cash flows used in investing activities of $0.4 million and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively, consisted of payments for capital expenditures.

Financing Activities

Cash flows provided in financing activities of $0.3 million for the nine months ended September 30, 2011 consisted primarily of repurchases of 472,000 shares of our common stock for $2.5 million on the open market during the period and $0.1 million of principal payments on long-term debt,  partially offset by $2.1 million of proceeds from the exercise of stock options and $0.9 million of proceeds from our Employee Stock Purchase Plan.

Cash flows provided by financing activities of $0.7 million for the nine months ended September 30, 2010 consisted primarily of $0.1 million proceeds received from the exercise of stock options and $0.8 million proceeds from our Employee Stock Purchase Plan, partially offset by $0.1 million of principal payments on long-term obligations.

Liquidity

As of September 30, 2011, our working capital, defined as total current assets less total current liabilities, was $55.7 million, compared with $52.2 million as of December 31, 2010. Cash and cash equivalents were $44.2 million as of September 30, 2011, compared to $38.2 million as of December 31, 2010.  We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to repurchase common stock or fund potential investments in, or acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.

As of September 30, 2011, our non-current investments included auction-rate securities with a fair value of $784,000. The auction-rate securities are measured at fair value using significant unobservable inputs (Level 3 inputs) and accounted for approximately 3% of total assets that are measured at fair value on a recurring basis. See Note 13 to “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q for further discussion.

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

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands):

Contractual obligations	2011 (three months remaining)	2012	2013	2014	2015	thereafter	Total
Debt principal (1)	$27	$—	$—	$—	$—	$—	$27
Debt interest (1)	1	—	—	—	—	—	1
Operating lease obligations (2)	725	2,675	1,977	276	100	100	5,853
Total (3)	$753	$2,675	$1,977	$276	$100	$100	$5,881
____________

(1)	Amount represents the current contractual obligation under a €400,000 loan with a variable interest rate based on the EURIBOR plus 160 basis points.
(2)
Operating lease amounts include minimum rental payments under our operating leases for our office facilities, as well as computers, office equipment, and vehicles that we utilize under lease agreements. These minimum rental payments include payments on those facilities abandoned as part of the restructuring activities. These agreements expire at various dates through 2016.

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

Interest Rate Risk.   As of September 30, 2011, we had cash and cash equivalents of $44.2 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at September 30, 2011 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

As of September 30, 2011, we held auction-rate securities with a par value of $1.0 million. Auction-rate securities are variable rate debt instruments whose interest rates are reset through a “Dutch” auction process at regular intervals, typically every 28 days. A portion of these securities are insured by third party bond insurers and are collateralized by student loans guaranteed by governmental agencies and private entities. The liquidity of the securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. All auction-rate securities we hold have been failing to sell at auction since February 2008 due to an insufficient number of bidders. Therefore, we reviewed the value of these securities for impairment. The cumulative impairment for these securities as of September 30, 2011 was $216,000, which is included in accumulated other comprehensive income (loss). In future periods, the estimated fair value of our auction-rate securities could decline further based on market conditions, which could result in additional impairment.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro. Therefore, a portion of our operating expenditures is subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates on foreign denominated payables as of September 30, 2011 would result in a loss of approximately $564,000. As of September 30, 2011, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), of the effectiveness  of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”). Based on our evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our CEO and Interim CFO have concluded that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control and reporting which were described in our Annual Report on Form 10-K for the year ended December 31, 2010 related to lack of resources or expertise to provide reasonable assurance for the accurate application of GAAP in non-routine or complex transactions, controls to provide reasonable assurance for the accuracy of accounting for revenue transactions and controls to provide reasonable assurance for the accuracy of stock-based compensation transactions. The control deficiencies described above resulted in audit adjustments to the Company's consolidated financial statements for the year ended December 31, 2010 with respect to the following accounts: revenue, accounts receivable, billings in excess of recognized revenues, deferred cost, stock-based compensation expense, additional-paid-in-capital, and accrued and other current liabilities. In addition, these control deficiencies resulted in revisions to the Company's consolidated financial statements for the year ended December 31, 2009, each of the 2010 quarterly periods and annual period ended December 31, 2010 and quarters ended March 31, 2011 and June 30, 2011, as described in Note 2 to the condensed consolidated financial statements for the quarter ended September 30, 2011. Additionally, these control deficiencies could result in further misstatements to the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management  has determined that these control deficiencies constitute material weaknesses as of September 30, 2011.

In light of the material weaknesses in our internal control over financial reporting as of September 30, 2011, the Company performed additional analysis and other post-closing procedures in an effort to ensure that our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, as of and for the quarter ended September 30, 2011, have been prepared in accordance with GAAP.

Remediation of Material Weaknesses

Beginning in the first quarter of 2011, we commenced a process of developing, adopting and implementing policies and procedures described below to address the identified material weaknesses. Throughout 2011, we continued to monitor and evaluate these remediation measures that have been implemented to address the material weaknesses and enhance the Company’s internal control over financial reporting. Remediation measures performed to date have included the following:

●
The Company hired personnel with requisite experience for non-routine or complex transactions, including with respect to the application of generally accepted accounting principles for percentage of completion contracts, certain multi-element revenue arrangements, and stock-based compensation transactions;

●	The Company expanded its controls to include identification of non-routine or complex transactions for increased periodic and on-going review by personnel with the requisite expertise;
●
The Company implemented procedures to ensure that our revenue controls are enhanced to include specific consideration of the accounting for contract costs and the cost estimation process for the Company's design-to-silicon yield services contracts;

●
The Company implemented procedures to ensure that our controls surrounding stock-based compensation transactions are enhanced to include specific consideration of the accounting for non-routine modifications and other complex transactions; and,

●
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

Changes in Internal Control over Financial Reporting

Other than those described above, there have been no changes in internal control over financial reporting during the quarter ended September 30, 2011 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Item 3, “Legal Proceedings,” on page 15 of our Annual Report on Form 10-K for the year ended December 31, 2010, and Item 1, "Legal Proceedings," on page 29 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011,  provide information on certain legal proceedings and claims in which we are involved.

With respect to the claim filed by Mr. Melman against the Company and our Chief Executive Officer on December 7, 2009 in the Superior Court for Santa Clara County, the court issued a definitive ruling on August 15, 2011 granting the Company’s motion for summary judgment, which final order for this ruling was entered by the court on November 9, 2011.

With respect to the claim filed by Global Software Services, Inc. against the Company and our Chief Executive Officer in the Superior Court for Santa Clara County, which was dismissed with prejudice in December 2010, all previously filed motions to set aside the dismissal and for Global Software Systems, LLC ("GSS LLC") to intervene in the same action were denied by the court in August 2011.  On September 2, 2011, GSS LLC filed a notice of appeal of the dismissal of the action, the denial of its motions to intervene and several other related rulings. We believe the appeal is without merit and intend to vigorously oppose it.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended September 30, 2011 (in thousands except per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Month #7 (July 1, 2011 through July 31, 2011)	—	$—	—	$8,595
Month #8 (August 1, 2011 through August 30, 2011)	132	5.00	132	$7,932
Month #9 (September 1, 2011 through September 30, 2011)	211	4.86	211	$6,909
Total	343	$4.91	343
____________
(1)
On October 29, 2007, the Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock on the open market. The right to repurchase stock under this program expired on October 29, 2010. An amendment to this repurchase program was approved by the Board of Directors on October 19, 2010 that extended the program's term for two more years to October 29, 2012 and reset the aggregate amount available for repurchase under the program to $10.0 million. As of September 30, 2011, 3.3 million shares were repurchased at the average price of $3.80 per share under this program and $6.9  million remained available for repurchases.

(2)
Included in the shares indicated in the table above are shares that the Company withheld through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity compensation plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

10.06	Letter regarding extension of the temporary employment offer with Michael Shahbazian with PDF Solutions, Inc., dated October 5, 2011.

10.07	Employment Offer Letter to Gregory Walker from PDF Solutions, Inc. dated November 1, 2011.

31.02	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
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

PDF SOLUTIONS, INC.

Date: November 9, 2011	By:	/s/ John K. Kibarian
John K. Kibarian
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2011	By:	/s/ Michael Shahbazian
Michael Shahbazian
Vice President, Interim Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.06	Letter regarding extension of the temporary employment offer with Michael Shahbazian with PDF Solutions, Inc., dated October 5, 2011.

10.07	Employment Offer Letter to Gregory Walker from PDF Solutions, Inc. dated November 1, 2011.

31.01	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
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