Form 10-K/A
period 2011-12-31
PDF SOLUTIONS INC
filed 2012-04-30
CIK 1120914

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

There were 28,546,192 shares of the Registrant’s Common Stock outstanding as of April 1, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A:

None.

2 of 38

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K for PDF Solutions, Inc. (the “Company”) for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”)  on March 15, 2012 (the “Original 10-K”) is being filed to provide the information required in Part III of Form 10-K. This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the Securities and Exchange Commission.   Except the referenced Part III information, this Amendment does not modify or update any disclosure presented in the Original 10-K. Accordingly, this Amendment does not reflect events occurring after the filing of the Original 10-K, or modify or update any other parts or exhibits to the Original 10-K and those unaffected parts or exhibits are not included in this Amendment.

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

3 of 38

4 of 38

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company's amended and restated bylaws, provide that the number of directors on the Board of Directors (the “Board”) shall be established by the Board or the stockholders of the Company. The Company's amended and restated certificate of incorporation provides that the Board shall be divided into three classes, with each class serving for staggered, three-year terms. The Board has set the number of directors at six, consisting of three Class I directors, two Class II directors and one Class III director. The terms of the Class II directors will expire at this year’s annual meeting of stockholders . The terms of Class III and Class I directors will expire at the annual meeting of stockholders following the fiscal year ending December 31, 2012 and December 31, 2013, respectively.

Set forth below is the name and age as of March 15, 2012, of the Board, as well as recent business experience and education and the individual experience, qualifications, attributes and skills of each such director. There are no family relationships among any directors or executive officers.

Thomas Caulfield, DES
Age	53

Director Since; Class	2006; Class I

Business Experience
and Education
Dr. Caulfield has been an Entrepreneur in Residence  at Khosla Ventures since March 2012.  Most recently, Dr. Caulfield served as Chief Executive Officer of Caitin, Inc. from November 2008 through February 2012.  Previously, since 2005, Dr. Caulfield held numerous executive positions in publicly traded and private companies including: Chief Operating Officer of Ausra, Inc; Executive Vice President of Sales, Marketing and Customer Satisfaction at Novellus Systems, Inc.; and, prior to that, Vice President of Semiconductor Operations at International Business Machines Corporation for 16 years. Dr. Caulfield received a B.S. in Physics from St. Lawrence University and a B.S., M.S., and a DES in Materials Science/Metallurgy from Columbia University

Board Committee Memberships	Chairman of the Compensation Committee since May 18, 2010. Member of the Audit and Corporate Governance Committee and the Nominating Committee since October 23, 2008.

Qualifications & Attributes
Dr. Caulfield has many years of experience as an executive officer in the technology industry. In addition to bringing industry experience, Dr. Caulfield brings key senior management, leadership, strategic planning and marketing experience to our Board.

5 of 38

R. Stephen Heinrichs
Age	65

Director Since; Class	2005; Class I

Business Experience
and Education
Mr. Heinrichs is currently a private investor and a director of Avistar Communications. Most recently, Mr. Heinrichs served as a director of Catapult Communications Corporation from September 2005 through June 2009, when the company was acquired by Ixia, and also served as a director and was the audit committee chairman of Artisan Components, Inc. from January 2003 through 2005, when the company was acquired by ARM Holdings PLC. Prior to his retirement in 2001, Mr. Heinrichs served as Chief Financial Officer of Avistar Communications Corporation, a company he co-founded.

Board Committee Memberships	Chairman of the Audit and Corporate Governance Committee since August 1, 2005. Member of the Compensation Committee, Nominating Committee and Strategic Committee since October 23, 2008.

Qualifications & Attributes
Mr. Heinrichs received a B.S. in Accounting from California State University Fresno. Mr. Heinrichs received his Certified Public Accountant license in December 1971 and has over 30 years of experience in finance and operations through positions he has held with various companies in public accounting and as a corporate officer. The Board has determined that Mr. Heinrichs is the audit committee’s “audit committee financial expert” based on his knowledge and understanding of generally accepted accounting principles and financial statements; experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues relevant to those of the Company; and an understanding of internal control over financial reporting. This financial experience is beneficial to the Company and to Mr. Heinrichs’ role as the Chairman of the Audit and Corporate Governance Committee.

 John Kibarian, Ph.D.
Age	48

Director Since; Class	1992; Class III

Business Experience
and Education
Dr. Kibarian is one of our founders and has served as our President since November 1991 and our Chief Executive Officer since July 2000 Dr. Kibarian received a B.S. in Electrical Engineering, an M.S. E.C.E. and a Ph.D. E.C.E. from Carnegie Mellon University.

Board Committee Memberships	Member of the Strategic Committee since October 23, 2008.

Qualifications & Attributes
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

6 of 38

Lucio Lanza
Age	67

Director Since; Class	1995; Class II

Business Experience
and Education
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

Board Committee Memberships	Chairman of the Board since April 2004. Member of the Audit and Corporate Governance Committee since September 15, 2006, and the Strategic Committee since October 23, 2008.

Qualifications & Attributes
Mr. Lanza's extensive operating history in the industry and detailed knowledge of the Company, combined with his experience as a chairman and director of numerous publicly traded and private companies, serves the Company well in his role as our Chairman and as a director.

Kimon Michaels, Ph.D.
Age	45

Director Since; Class	1995; Class II

Business Experience
and Education
Dr. Michaels, one of our founders, has served as our Vice President, Products and Solutions since July 2010. Dr. Michaels served as our Vice President, Design for Manufacturability from June 2007 through June 2010. Prior to that, Dr. Michaels served as our Vice President, Field Operations for Manufacturing Process Solutions from January 2006 through May 2007. From March 1993 through December 2005, he served in various vice presidential capacities at PDF. He also served as Chief Financial Officer from November 1995 to July 1998. Dr. Michaels received a B.S. in Electrical Engineering, an M.S. E.C.E. and a Ph.D. E.C.E. from Carnegie Mellon University.

Committee Memberships	None

Qualifications & Attributes
Dr. Michaels provides the Board with unique insight regarding Company-wide issues as an executive of the Company in various leadership capacities and levels of operations, and as a co-founder of the Company. This experience provides the Board with invaluable insight into Company operations.

7 of 38

Albert Y.C. Yu, Ph.D.
Age	71

Director Since; Class	2005; Class I

Business Experience
and Education
Dr. Yu is active in private venture capital investing and serves on the board of directors of several technology companies and on the board of directors of Preferred Bank, an independent commercial bank. Previously, Dr. Yu had been employed with Intel Corporation for almost 30 years until his retirement in 2002. At Intel, he held numerous technical and executive management positions, including Senior Vice President and a member of the Corporate Management Committee, with responsibilities for corporate strategy, microprocessors, chipsets, and software. Dr. Yu received a B.S. from the California Institute of Technology, and an M.S. and Ph.D. from Stanford University, all in electrical engineering.

Board Committee Memberships	Chairman of the Nominating Committee since May 18, 2010. Member of the Compensation Committee since August 1, 2005.

Qualifications & Attributes
Dr. Yu has first-hand managerial experience in large, multinational corporations as well as private venture capital investment companies. Dr. Yu's extensive experience in high technology companies enables him to provide invaluable insight regarding the industry in which the Company operates.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, our executive officers and persons who own more than 10% of the common stock (collectively, the “Reporting Persons”) to file initial reports of ownership and changes in ownership of our common stock.  Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  During the fiscal year ended December 31, 2011, one Form 4 filing for Mr. Lucio Lanza, one of our directors, was not timely filed in connection with  restricted stock and stock options granted to him on May 27, 2011 as compensation for Board membership. Based on our review of copies of the reports on the Section 16(a) forms received filed by us with respect to the fiscal year ended December 31, 2011 and the written representations received from the reporting persons that no other reports were required, we believe that, except as indicated in the foregoing sentence, all Reporting Persons complied with all applicable filing requirements under Section 16(a) of the Exchange Act.

CORPORATE GOVERNANCE POLICIES

The Company provides information on its website (www.pdf.com) about its corporate governance policies, including the Company’s Code of Ethics, which applies to all employees, officers and directors, including our principal executive officer and principal financial officer, and charters for the standing committees of the Board, the Audit and Corporate Governance Committee, the Compensation Committee, and the Nominating Committee of the Board.  These materials can be found at www.pdf.com under the “Governance” link on the “Investor” tab. The Company's website address provided is not intended to function as a hyperlink, and the information on the Company's website is not, and should not be considered, part of this Amendment and is not incorporated by reference herein.

8 of 38

AUDIT AND CORPORATE GOVERNANCE COMMITTEE

The Audit and Corporate Governance Committee is a separately-designated committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit and Corporate Governance Committee is comprised of three independent directors within the meaning of the rules of the SEC and NASDAQ Marketplace Rules:  Dr. Caulfield, Mr. Heinrichs and Mr. Lanza.  Mr. Heinrichs serves as the Chairman of the Audit and Corporate Governance Committee.  The functions of the Audit and Corporate Governance Committee include:

•	recommending the engagement of the independent registered public accounting firm;

•	monitoring the effectiveness of our internal and external audit functions;

•	monitoring and assessing the effectiveness of our financial and accounting organization and the quality of our system of internal accounting controls; and

•	overseeing all aspects of the Company’s corporate governance functions on behalf of the Board and making recommendations on corporate governance issues.

The Sarbanes-Oxley Act of 2002 and rules adopted by the SEC require us to disclose whether the Audit and Corporate Governance Committee includes at least one member who is an “audit committee financial expert” within the meaning of such Act and rules.  The Board has determined that Mr. Heinrichs qualifies as the “audit committee financial expert” of the Audit Committee.  The Board believes that Mr. Heinrichs qualifies as such an expert in light of his more than 30 years experience in finance and operations, holding various positions in public and private companies including acting as the chief financial officer of Avistar Communications Corporation and serving on the board of directors and as the audit committee chairman of Artisan Components, which was acquired by ARM Holdings PLC.  Mr. Heinrichs received a B.S. in Accounting from California State University Fresno and his Certified Public Accountant license in December 1971.  As a result of such background and experience, the Board believes that Mr. Heinrichs possesses an understanding of generally accepted accounting principles and financial statements; the ability to assess the general application of such principles in connection with accounting estimates, accruals and reserves; experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues relevant to those of the Company; an understanding of internal control over financial reporting; and an understanding of Audit and Corporate Governance Committee functions.

RISK ASSESSMENT OF COMPENSATION POLICIES

The Compensation Committee, with the assistance of management, conducted a risk assessment of the Company's compensation policies and practices in fiscal year 2011 and concluded that they do not motivate imprudent risk taking. In this regard, the Company notes that:

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

•
the Company’s compensation is capped at reasonable and sustainable levels, as determined by a review of the Company’s economic position and prospects, as well as the compensation offered by comparable companies.

9 of 38

 The Company’s compensation policies and practices were evaluated to ensure that they do not foster risk taking above the level of risk associated with the Company’s business model.  Based on this assessment, the Board concluded that it has a balanced pay and performance program that does not promote excessive risk taking.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis (the “CD&A”) describes and analyzes the compensation program for: (a) the person who served as our principal executive officer during the fiscal year ended December 31, 2011; (b) the people who served as our principal financial officer during the fiscal year ended December 31, 2011; and, (c) our two other executive officers who were serving as executive officers on December 31, 2011. Collectively, these were our “Named Executive Officers” or “NEOs” for 2011:

•	John K. Kibarian, Ph.D., our Chief Executive Officer and President;

•	Gregory C. Walker, Vice President, Finance, and Chief Financial Officer;

•	Michael Shahbazian, our former Interim Chief Financial Officer, Vice President, Finance;

•	Joy E. Leo, our former Executive Vice President, Chief Administration Officer and Acting Chief Financial Officer;

•	Cornelis (Cees) Hartgring, our Vice President, Client Services and Sales; and

•	Kimon Michaels, Ph.D., our Vice President, Products and Solutions.

Ms. Leo resigned as our Executive Vice President, Chief Administration Officer and Acting Chief Financial Officer effective on June 17, 2011 as initially reported in a Current Report on Form 8-K filed by us on May 31, 2011 and updated in a Current Report on Form 8-K filed by us on June 20, 2011.

Mr. Shahbazian was appointed by the Board on June 17, 2011 on a temporary basis to serve as Interim Chief Financial Officer and Vice President, Finance until a replacement Chief Financial Officer was appointed. Mr. Shahbazian’s temporary employment as Interim Chief Financial Officer and Vice President, Finance terminated as of December 1, 2011. As disclosed in a Current Report on Form 8-K filed by us on March 14, 2012, on March 13, 2012, the Board re-appointed Mr. Shahbazian as principal financial and accounting officer on a temporary basis. This temporary arrangement is the result of an unexpected leave by Mr. Walker, during which time Mr. Walker will remain an employee of the Company but is not expected to perform his responsibilities as principal financial officer.

This CD&A contains forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs. The actual compensation programs that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.

10 of 38

Compensation Governance

We endeavor to maintain good governance standards in our executive compensation program, as reflected by the following policies and practices that were in effect in 2011:

•
CEO Compensation.  In part due to his request, since 2002 through the end of fiscal 2011, Dr. Kibarian has not received an increase to his $250,000 base salary.  Also in response to his request, as well as a desire to conserve equity for other purposes, including to grant equity to other employees, Dr. Kibarian, has not received an annual discretionary cash bonus since 2002 and has not received an equity award since 2003.  As a significant stockholder, Dr. Kibarian’s interests are already strongly aligned with the interests of our other stockholders.

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

•	No Perquisites. We do not provide perquisites or other personal benefits to our executives officers.

•	No Tax Gross-Ups. We do not provide tax gross-ups or other tax reimbursement payments to our executive officers.

•
Severance and Change in Control Agreements. Except in the case of Ms. Leo and Mr. Walker, we have not entered into any agreement with our NEOs in connection with the commencement of, or during, their employment with us that provides for severance payments or other special benefits upon their future termination of their employment or any payments or other special benefits in the event of a termination of employment in connection with a change of control of the Company.

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

•
Periodic Review. The Compensation Committee, in connection with management, regularly reviews our executive compensation policies and practices and program, including the mix of elements within our executive compensation program and the allocation between short-term and long-term compensation and cash and non-cash compensation, to ensure that our executive officers are compensated in a manner that is consistent with competitive market practice and sound corporate governance principles, and that rewards them for performance tied to the Company’s primary business objective of delivering sustained high-performance to our customers and stockholders.

•
Risk Mitigation.  The Compensation Committee regularly considers how the primary elements of our executive compensation program could encourage or mitigate excessive risk-taking, and has structured our program to mitigate risk by rewarding performance tied to several reasonable business objectives, and avoiding incentives that could encourage inappropriate risk-taking by our NEOs.

11 of 38

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

Elements of Our Executive Compensation Program

Performance-Based Awards

In 2011, we adopted a pay-for-performance component for our executive compensation program, such that 50% of each NEO’s total target annual equity awards (we refer to this portion of the total annual awards as the “Executive Performance Awards”) shall be subject to the Company’s achievement of revenue and performance profitability metric triggers as follows:

•
50% of the Executive Performance Awards will be granted to an NEO only if the Company’s revenue growth rate (year-over-year) for the fiscal year equals or exceeds the annual revenue growth rate of worldwide electronic design automation (EDA) industry, as reported by EDAC.

•
50% of the Executive Performance Awards will be granted to an NEO only if the Company’s annual profitability for the fiscal year exceeds 7%.  As used in the 2011 compensation program, profitability meant the Company’s non-GAAP, pre-tax net income, which excludes stock based compensation, amortization of acquired intangibles and restructuring charges, which we call EBITAR.

The Company intends to award Executive Performance Awards, if any, in May of each year, based on achievement of the applicable performance goals for the prior fiscal year. Since Executive Performance Awards are granted based on performance against the goals for the prior year, they will be 25% vested upon issuance.  However, the remaining 75% of the Executive Performance Award will be subject to further service-based vesting such that they shall vest in equal installments on each annual anniversary of the grant date for the following 3 years.

The other elements of our executive compensation program, the specific philosophy behind each element, the basis for the Compensation Committee’s decisions regarding each element, and the objectives of our program that each element fulfills, are described below.

12 of 38

Objective
Element	Philosophy Statement	Basis for Compensation Decisions; Pay-for-Performance Criteria	Reward Long-term Performance	Attract & Retain	Align to Stockholder Value	Adhere to High-Ethical Standards
Base Salary	We provide a base salary to our NEOs as a significant element of their overall compensation to recruit and retain experienced executives.
Base salaries are initially established through arms-length negotiation at the time an NEO is hired, taking into account the NEO’s qualifications, experience, prior salary, and competitive salary information based on market data obtained from both Radford High-Tech Executive Surveys and publicly-available proxy data from peer companies.
				X		X
Annual Discretionary Cash Incentive Bonus	We provide an annual incentive cash bonus, payable in the sole discretion of the Compensation Committee, to reward our NEO for individual and Company performance.
After the end of each year, the Compensation Committee reviews the Company's performance and the individual NEO’s performance for the preceding fiscal year taking into consideration such factors as leadership qualities, business responsibilities, career with the Company, current compensation arrangements, and long-term potential to enhance stockholder value. As noted below, commencing with the annual discretionary cash incentive bonus that may be paid in 2013 for 2012 performance, 50% of each such bonus will also be subject to the Company’s achievement of the performance goals noted below, provided that the Compensation Committee has reserved the sole discretion to determine the amount and whether any annual discretionary cash incentive bonus will be paid to any NEO.
			X	X	X	X
Annual Discretionary Long-Term Equity Incentive Awards
We provide annual discretionary long-term equity incentive awards, which may consist of a mix of stock options and restricted stock or restricted stock unit awards (“Restricted Stock”), with vesting based on continued service with the Company to align our NEOs’ interests with those of our stockholders.

The Compensation Committee considers an NEO’s relative job scope, the value of such NEO’s outstanding long-term equity incentive awards, individual and Company performance history, prior contributions to the Company, the size of prior awards, and competitive market data based on publicly-available proxy data from peer companies. As noted above, 50% of the total target equity award will be subject to the Company’s achievement of performance goals which, for any equity awards made in 2012 will be based on the 2011 performance goals noted above and for any equity awards made in 2013 will be based on the 2012 performance goals noted below, provided that the Compensation Committee has reserved the sole discretion to determine the amount and whether any equity awards will be granted to any NEO
			X	X	X	X

13 of 38

Objective
Element	Philosophy Statement	Basis forCompensation Decisions; Pay-for-Performance Criteria	Reward Long-term Performance	Attract & Retain	Align to Stockholder Value	Adhere to High-Ethical Standards
Stock Options
We grant stock options to our NEOs with exercise prices based on the fair market value of the Company’s common stock on the date of grant, which ties the value of the stock option directly to our future financial performance, to provide further incentives to our NEOs to increase the value of our common stock and to create retention incentives.
		The Compensation Committee considers the same general criteria as described above for long-term equity incentive awards.	X	X	X	X
Restricted Stock or Stock Unit Awards	We grant Restricted Stock to reduce potential dilution to our stockholders, and to provide strong equity-based retention incentives to our NEOs.	The Compensation Committee considers the same criteria as described above for long-term equity incentive awards.	X	X	X	X
Health and Welfare Benefits, Retirement Benefits	We provide industry-standard programs to provide for the health, welfare and retirement planning of our NEOs, including life insurance equal to the lesser of $200,000 or twice base salary.	The Compensation Committee has determined that our NEOs may participate on the same terms in the same programs that are available to all employees.		X

2011 Compensation Decision-Making Process and Results

Process

Generally, around the first quarter of each fiscal year, the Compensation Committee reviews the previous year’s performance of each of our NEOs and the Company’s performance. Our Compensation Committee relies upon the judgment of its members in making compensation decisions, reviewing the performance of the Company and carefully evaluating each NEO’s performance during the year against leadership qualities, operational performance, business responsibilities, career with the Company, current compensation arrangements, and long-term potential to enhance stockholder value. Also, while the Compensation Committee may consider competitive market compensation paid by other companies, as further described below, in assessing the reasonableness of compensation, the Compensation Committee does not attempt to achieve and maintain a certain target percentile within a peer group or otherwise rely entirely on that data to determine NEO compensation. Instead, the Compensation Committee maintains the flexibility in its assessment and decision-making process to respond to and adjust for the evolving business environment. The Compensation Committee strives to achieve an appropriate mix between equity incentive awards and cash payments to meet the objectives of our executive compensation program and may consider such data in its compensation decisions, however no particular apportionment goal is set.

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

The Compensation Committee believes our executive compensation programs are effectively designed and working well in alignment with the interests of our stockholders and are instrumental to achieving our business strategy.  As has been the case in the past, the Compensation Committee will consider any stockholder concerns and feedback on its executive compensation programs that it receives.  We held our first advisory stockholder vote on executive compensation on November 16, 2011. Over 98% of the shares that voted approved our executive compensation program as described in last year’s proxy statement.  The Compensation Committee considered this overwhelming support from our stockholders on our executive compensation program when making executive compensation decisions in fiscal year 2012 and continued to apply the same effective principles and philosophy it has used in fiscal year 2011 executive compensation decisions.  Further, consistent with the results of our stockholder vote regarding the frequency of future advisory votes on executive compensation which was also held on November 16, 2011, the Company will hold an advisory vote on the compensation of our NEOs every year until the next required vote on the frequency of advisory votes on the compensation of NEOs.

14 of 38

Role of Compensation Committee Consultant

The Compensation Committee is authorized to retain the services of compensation consultants and other advisors from time to time, as it sees fit, in connection with its oversight of, and decisions related to, the Company’s executive compensation program.

The Compensation Committee retained the services of Compensia, Inc. as an independent compensation consultant for fiscal year 2011 and Compensia served the Company at the discretion of the Compensation Committee.  The services provided by Compensia included:

•	Assisting in the selection of our peer group companies and applicable benchmarks;

•	Providing compensation survey data to benchmark NEO compensation;

•	Helping the Compensation Committee interpret compensation data;

•	Advising on the reasonableness and effectiveness of our NEO compensation levels and programs; and

•	Assisting in the review of NEO compensation disclosure in the Proxy Statement filed by us for the 2011 annual meeting of stockholders.

Compensia did not provide any other services to our Company in fiscal 2011.

Use of Competitive Data

To assess the competitiveness of our executive compensation program and compensation levels, the Compensation Committee instructed Compensia to first assist with identifying an appropriate group of peer companies and then to examine the executive compensation practices of this peer group.

As a result of this process, in connection with the fiscal year 2011 NEO compensation decisions, our Compensation Committee considered compensation data from a select group of 23 peer companies, each of which: (1) were business or labor market competitors in the semiconductor intellectual property or electronic design automation industries or were small fabless or semiconductor capital equipment manufacturers; and (2) generated revenues between $50 million and $250 million.  This peer group was comprised of the following companies:

Advanced Analogic Technologies AXT BTU International Cascade Microtech CEVA Exar FormFactor FSI International	GSI Technology Mattson Technology MaxLinear MEMSIC Mindspeed Technologies MIPS Technologies Nanometrics	Pericom Semiconductor PLX Technology QuickLogic Ramtron International Rudolph Technologies Supertex Transwitch Vitesse Semiconductor

15 of 38

Our Compensation Committee believes that peer group comparisons provide a useful framework to measure the competitiveness of our compensation practices. The Compensation Committee understands that no two companies are exactly alike, and it maintains the discretion to set levels of NEO compensation above or below levels paid by our peers based upon factors such as individual performance, an NEO’s level of experience and responsibilities, individual discussions with the NEO, and our compensation budget. The Compensation Committee intends to review our peer group at least annually and make adjustments to its composition as necessary.

Base Salaries

Our NEOs’ base salaries are reviewed annually and adjusted in the discretion of the Compensation Committee based on factors such as an NEO’s promotion or other significant change in responsibilities or sustained individual and Company performance. In 2011, the Compensation Committee considered the competitive market data and advice provided by Compensia described above.

Due to market conditions and Company performance in 2010, the Compensation Committee decided not to increase the base salary of any NEO during 2011. The base salary paid to each NEO for 2011 is set forth in the “Summary Compensation Table” below.

Annual Discretionary Incentive Bonuses

After the end of 2010, the Compensation Committee reviewed the Company's performance and each NEO’s performance for 2010 using factors such as leadership qualities, business responsibilities, career with the Company, current compensation arrangements, and long-term potential to enhance stockholder value. No pre-established formula is followed by the Compensation Committee for determining whether and the extent to which any NEO may receive a bonus for any fiscal year or any other period. Specifically, with respect to 2010 performance, the Compensation Committee did not prospectively establish individual or Company-wide qualitative or quantitative performance measures or related target levels that were required to be achieved for the NEOs to receive a bonus. In 2011, the Compensation Committee considered the competitive market data and advice provided by Compensia described above.

Due to market conditions and Company performance in 2010, the Compensation Committee decided not to award any annual discretionary incentive bonuses in 2011, other than in connection with the offer of initial employment made to Mr. Walker.  In November 2011 as part of his employment offer, the Compensation Committee awarded Mr. Walker a fixed bonus in the total amount of $100,000 for his first year of service with the Company, which amount is being paid ratably over such period. The amount of this bonus paid to Mr. Walker in 2011 is set forth in the “Summary Compensation Table” below.

Annual Discretionary Long-Term Equity Incentive Awards

In determining whether annual equity incentive awards will be granted to our NEOs and the size of any such equity incentive awards, the Compensation Committee considers a number of factors, including, but not limited to, the relative job scope of the executive officer, the value of his or her existing long-term equity incentive awards, his or her individual, and the Company’s, performance history, prior contributions to the Company, the size of prior equity incentive awards, and competitive market data as described above.  Based upon some or all of these factors, the Compensation Committee determines the size of the long-term equity incentives at levels it considers appropriate to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value.

Due to market conditions and Company performance in 2010, the Compensation Committee decided not to award any annual equity incentive awards in 2011, other than in connection with Mr. Hartgring's individual performance with respect to increased business activity during 2010, and the offer of temporary employment to Mr. Shahbazian and the offer of initial employment to Mr. Walker.  In May 2011, Mr. Hartgring was awarded 6,750 shares of restricted stock units and 20,250 stock options.  In June 2011, as part of his employment offer, the Compensation Committee awarded Mr. Shahbazian 9,000 restricted stock units.  This award vested in three equal portions during the term of his temporary employment.  In November 2011 as part of his employment offer, the Compensation Committee awarded Mr. Walker a stock option for 180,000 shares. 25% of the total shares subject to this option vest on the first anniversary of the grant date and 1/48th of the total shares vest on the grant date day of each month thereafter until fully vested.  The equity incentive awards granted to Mr. Hartgring, Mr. Walker and Mr. Shahbazian in 2011 are set forth in the “Grants of Plan-Based Awards For Fiscal Year 2011” table below.

16 of 38

Compensation of Dr. Kibarian

Our Chief Executive Officer and President, Dr. Kibarian, is also a co-founder of the Company. The “Stock Ownership of Certain Beneficial Owners and Management” table below sets forth his total percentage ownership of the Company’s common stock as of March 15, 2012.  Given his significant equity stake, Dr. Kibarian’s interests are strongly aligned with our other stockholders and, accordingly, he has a powerful incentive to manage the Company from the perspective of an owner. As such, Dr. Kibarian has requested that, instead of using the limited shares available for issuance under the Company’s stock plans to further increase his ownership interest, the Compensation Committee use such shares for awards to other employees of the Company, in the Compensation Committee’s sole discretion and judgment, to further the Company’s ability to provide appropriate incentives aimed at motivating and retaining such employees and the creation of further long-term stockholder value. Also, for similar reasons, Dr. Kibarian has requested that he not receive an annual discretionary cash bonus. Despite very positive factors for Dr. Kibarian based on 2010 performance and during fiscal 2011, including increased leadership of the executive team and the Company and long-term potential to enhance stockholder value as evidenced by his key role in closing significant business deals for the Company during the year, the Compensation Committee honored this request and did not award Dr. Kibarian either a long-term equity incentive award or a cash bonus during fiscal year 2011.

Severance and Change of Control Arrangements

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) provides that in the event of a change in control, outstanding awards shall be subject to the applicable agreement of merger or reorganization and that such agreement may provide, without limitation, for the assumption of outstanding awards by the surviving corporation or its parent, for their continuation by the Company (if the Company is a surviving corporation), for accelerated vesting or for their cancellation with or without consideration.  Additionally, under the 2011 Plan, the administrator may determine, at the time of grant of an award or thereafter, that such award shall become vested and exercisable, in full or in part, in the event that the Company is party to a change in control and a 2011 Plan participant is terminated within a set time following such change in control.

The employment agreement entered into between the Company and Ms. Leo effective July 9, 2008 provided that any outstanding stock options and restricted stock units held by Ms. Leo at the time of a change of control of the Company would immediately become fully vested and, if applicable, exercisable upon such event. In addition, pursuant to Ms. Leo’s employment agreement, she was entitled to the following benefits if the Company terminated her employment at any time without “Cause” or “Disability” or if she resigned for “Good Reason” (as such terms are defined in the employment agreement): (i) Ms. Leo’s then outstanding stock options and restricted stock would immediately vest and if applicable, become exercisable as if Ms. Leo continued in service with the Company for an additional 12 months, (ii) 12 months of her then current base salary, (iii) a pro-rated portion of Ms. Leo’s annual target bonus that the Company determines was earned as of the termination date, and (iii) up to 12 months of COBRA premium payments.  Additional details regarding the amounts of the severance payments and benefits that would have been payable to Ms. Leo had she terminated for “Good Reason” on December 31, 2011, as well as the severance payments and benefits actually paid to her in connection with her resignation for “Good Reason” on June 17, 2011, are discussed in the section of this Amendment titled “Potential Payments Upon Termination or Change-in-Control.”

The employment agreement entered into between the Company and Mr. Walker effective November 1, 2011 provided that, if the Company undergoes a change of control during the first 12 months of Mr. Walker’s employment and, within the 12 months following the change of control, Mr. Walker’s employment is terminated without “Cause” or if he resigns for “Good Reason” (as such terms are defined in the employment agreement) then Mr. Walker would be entitled to the following benefits: (i) 50% of Mr. Walker’s then outstanding stock options and restricted stock would immediately become fully vested, and if applicable, exercisable, (ii) 12 months of his then current base salary, (iii) 100% of an amount equal to the annual target bonus paid to Mr. Walker for the year prior to the year in which his termination occurred, and (iii) up to 12 months of COBRA premium payments.  If the Company undergoes a change of control following the first 12 months of Mr. Walker’s employment and, within the 12 months following the change of control, Mr. Walker’s employment is terminated without “Cause” or if he resigns for “Good Reason” then Mr. Walker’s then outstanding stock options and restricted stock would immediately vest, and if applicable, become exercisable, as if Mr. Walker provided an additional 2 years of service to the Company.

17 of 38

In addition, pursuant to Mr. Walker’s employment agreement, he is entitled to certain severance payments and benefits if the Company terminated his employment at any time without “Cause” or “Disability” (as such terms are defined in the employment agreement).  In this case, Mr. Walker would be entitled to the following benefits: (i) Mr. Walker’s then outstanding stock options and restricted stock would immediately vest, and if applicable, become exercisable, as if Mr. Walker provided an additional 6 months of service, (ii) 6 months of his then current base salary, (iii) 50% of an amount equal to the annual target bonus paid to Mr. Walker for the year prior to the year in which his termination occurred, and (iii) up to 6 months of COBRA premium payments.

Additional details regarding the severance payments and benefits that would have been payable to Mr. Walker had he terminated under each of the scenarios set forth above on December 31, 2011 are discussed in the section of this Amendment titled “Potential Payments Upon Termination or Change-in-Control.”

Share Ownership Guidelines

Each NEO is required to own shares of our common stock as follows:

•	Our CEO must own shares equal to six (6) times such executive’s annual base salary.

•	All NEOs other than our CEO must own shares equal to two (2) times such executive’s annual base salary.

NEOs appointed after October 6, 2011 (the date the change was adopted by our Compensation Committee and Board), which includes Mr. Walker, who was appointed on November 2, 2011, will have five years from the date of hire or appointment to attain such ownership levels. Our other NEOs will have five years from October 6, 2011 to attain such ownership levels.  For purposes of these guidelines, a NEO’s share ownership includes all shares of the Company’s common stock owned by such NEO outright or held in trust for such executive and his or her immediate family, but not a NEO’s unvested or unexercised equity (i.e. unvested restricted stock units or outstanding stock options). The value of the shares will be measured as the greater of the then current market price or the closing price of the Company’s common stock on the acquisition date.

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

18 of 38

Other Considerations

In determining the Named Executive Officers’ compensation, the Compensation Committee also considers, among other factors, the possible income tax consequences to the Company and to the NEOs. However, to maintain maximum flexibility in designing an effective Named Executive Officers’ compensation program, the Compensation Committee retains the flexibility to design compensation plans and arrangements that may not be deductible for federal income tax purposes. For example, our Compensation Committee considers the provisions of Section 162(m) of the Code that restrict deductibility for federal income tax purposes of executive compensation paid to our chief executive officer and each of our three other most-highly-compensated executive officers holding office at the end of any year (other than our chief financial officer), to the extent such compensation exceeds $1 million for any of such executive officers in any year and does not qualify for an exception to such limitation. The members of our Compensation Committee qualify as outside directors for purposes of exempting executive compensation from the limits on deductibility under Section 162(m) as “performance-based compensation”. However, the Compensation Committee believes that our interests are best served in certain circumstances by providing compensation that does not qualify as performance-based compensation under Section 162(m) and, accordingly, has granted such compensation which may be subject to the $1 million annual limit on deductibility, including base salary, annual cash bonuses and stock options.

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

We follow Financial Accounting Standard Board Accounting Standards Codification Topic 718 (“ASC Topic 718”) for our stock-based compensation awards.  ASC Topic 718 ASC requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options and restricted stock awards, based on the grant date “fair value” of these awards.  This calculation is performed for accounting purposes and reported in the compensation tables below, even though our executive officers may never realize any value from their awards.  ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based compensation awards in their income statements over the period that an executive officer is required to render service in exchange for the option or other award.

The Compensation Committee also considers the accounting consequences to the Company of different compensation decisions and the impact of certain arrangements on stockholder dilution. However, neither of these factors by themselves will compel a particular compensation decision.

Looking Forward – 2012 Executive Compensation

In connection with its annual assessment of the Company’s compensation policies and practices, on April 26, 2012, the Compensation Committee adopted the Pay for Performance Compensation Program.  The purpose of the Pay for Performance Compensation Program is to provide a mechanism for the Compensation Committee to implement and administer the annual pay-for-performance component of our executive compensation program, to drive performance of the Company and its affiliates and operating units, and to align, motivate and reward eligible employees by making a portion of their equity and cash compensation dependent on the achievement of certain performance goals related to such Company performance.

Equity awards and cash bonuses awarded pursuant to the Pay for Performance Compensation Program will be based on the attainment of performance goals, which may include corporate and strategic business objectives, a participant’s individual performance and contribution to the Company, and/or any other factor deemed appropriate by the Compensation Committee.  The Compensation Committee will establish the performance period or periods for the Pay for Performance Compensation Program (which will typically be the Company’s fiscal year, but may include, without limitation, multiple fiscal years or any other period longer than one fiscal year or shorter than one fiscal year), the performance goals for each performance period and, in the Compensation Committee’s sole discretion, the target equity award and/or cash bonus amount for each participant.  Performance goals and target amounts may be established, and once established, may be modified, by the Compensation Committee at any time, as determined appropriate in the Compensation Committee’s sole discretion.  Corporate objectives may include one or more objective measurable performance factors, including, but not limited to, the following: (i) operating income; (ii) earnings before income taxes, depreciation, amortization and restructuring (“EBITDAR”); (iii) earnings; (iv) cash flow; (v) market share; (vi) sales or revenue; (vii) expenses; (viii) cost of goods sold; (ix) profit/loss or profit margin; (x) working capital; (xi) return on equity or assets; (xii) debt or debt-to-equity; (xiii) accounts receivable; (xiv) writeoffs; (xv) cash; (xvi) assets; (xvii) liquidity; (xviii) operations; (xvix) product development; (xx) regulatory activity; (xxi) management; (xxii) human resources; (xxiii) corporate governance; (xxiv) information technology; (xxv) business development; (xxvi) strategic alliances, licensing and partnering; (xxvii) mergers and acquisitions or divestitures; and/or (xxviii) financings, each with respect to the Company and/or one or more of its affiliates or operating units.  The Compensation Committee has reserved the right, in its sole discretion, to increase, reduce or eliminate the amount of an equity award or cash bonus otherwise payable to a participant with respect to any performance period. No equity award will be approved and no cash bonus will be payable with respect to any performance period until the applicable results have been verified by the Compensation Committee and the Compensation Committee otherwise determines that the underlying terms and conditions of the program have been satisfied.

19 of 38

The Compensation Committee then revised the pay-for-performance component of our executive compensation program as it will apply to 2012 compensation as follows:

•
Increase Portion of NEO Compensation Tied to Performance.  In addition to 50% of each NEO’s total target annual equity awards being subject to the achievement of revenue and profitability triggers, 50% of each NEO’s annual discretionary cash incentive bonus will also be subject to the achievement of such performance triggers.  We call this 50% of each of the equity awards and incentive cash bonus that is at risk, collectively the “Performance Compensation.”

•
Use Internal Revenue Measures. Instead of judging the Company’s performance based on the growth of EDA Industry, which includes many dissimilar companies and results, the Compensation Committee decided it was a better measure of results to consider whether the Company’s revenue growth for the fiscal year equals or exceeds the Company’s internal revenue plan. Accordingly, 50% of each NEO’s Performance Compensation will be tied to this measure.

•
Use GAAP and Non-GAPP Profitability Triggers. Instead of judging the Company’s profitability performance based solely on a non-GAAP measure, the Compensation Committee decided it was a better measure of profitability results to equally consider whether the Company’s non-GAAP, pre-tax net income, excluding stock-based compensation, depreciation, amortization of acquired intangibles and restructuring charges, which we call EBITDAR, and the Company’s GAAP earnings per share each equaled or exceeded certain thresholds.  Accordingly, 12.5% of each NEO’s Performance Compensation will be tied to the EBITDAR measure and 12.5% of each NEO’s Performance Compensation will be tied to the GAAP earnings per share measure.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Company’s Compensation Discussion and Analysis contained in this Amendment, or the CD&A, with management.  Based on this review and discussion, the Compensation Committee recommended to the Board that the CD&A be included in this Amendment to the Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS OF PDF SOLUTIONS, INC.: Thomas Caulfield, DES, Chair Albert Y.C. Yu, Ph.D. R. Stephen Heinrichs

The information contained in the Compensation Committee Report shall not be deemed to be "soliciting material," to be "filed" with the SEC, or to be subject to Regulation 14A or Regulation 14C (other than as provided in Item 407 of Regulation S-K) or to the liabilities of Section 18 of the Securities Exchange Act of 1934 and, notwithstanding anything to the contrary set forth in any of the Company's filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Amendment, in whole or in part, the Compensation Committee Report shall not be deemed to be incorporated by reference into any such filings with the SEC except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors currently consists of Thomas Caulfield, DES (Chair), Albert Y.C. Yu, Ph.D. and R. Stephen Heinrichs.  No member of the Compensation Committee or executive officer of the Company is, or has been, an officer of the Company, or has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

20 of 38

SUMMARY COMPENSATION TABLE

The following table presents the compensation paid to and earned by our Named Executive Officers in the year ended December 31, 2011.

Name & Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)		Total ($)
John K. Kibarian	2011	250,000	_		-	-	200		250,200
Chief Executive Officer,	2010	250,000	-		-	-	200		250,200
President and Director	2009	250,000	-		-	-	200		250,200

Gregory C. Walker	2011	44,020	16,670	(4)		546,050	40		606,780
Chief Financial Officer,	2010	-	-		-	-	-		-
Vice President, Finance (3)	2009	-	-		-	-	-		-

Michael Shahbazian	2011	128,950	-		50,670	-	100		179,720
Former Interim Chief Financial Officer,	2010	-	-		-	-	-		-
and Vice President, Finance (5)	2009	-	-		-	-	-		-

Joy E. Leo	2011	123,750	-		-	-	137,200	(7)	260,950
Former Executive Vice President,	2010	270,000	-		-	-	200		270,200
Chief Administration Officer and	2009	270,000	89,400	(8)	-	98,600	200		458,200
Acting Chief Financial Officer (6)

Cornelis (Cees) Hartgring	2011	240,000	-		41,900	64,800	200		346,900
Vice President, Client	2010	240,000	-		-	-	200		240,200
Services and Sales	2009	240,000	-		-	51,700	200		291,900

Kimon W. Michaels	2011	210,000	-		-	-	200		210,200
Vice President, Products	2010	210,000	-		-	-	200		210,200
and Solutions and Director	2009	210,000	-		135,600		200		345,800
_____________
(1)
The amounts reported in these columns reflect the aggregate grant date fair value for financial statement reporting purposes for stock options and restricted stock unit awards granted in that fiscal year as determined in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, or FASB ASC Topic 718. These amounts reflect our accounting expense for these awards and do not represent the actual economic value that may be realized by the Named Executive Officers. There can be no assurance that these amounts will ever be realized. For information on the assumptions used in valuing these awards, refer to the Note to the consolidated financial statements contained in the Company's Annual Report on Form 10-K  for the fiscal year in which the award was granted titled "Stockholder's Equity".

(2)
Unless indicated otherwise, the amounts reported represent the dollar value of premiums for term life insurance paid by us on behalf of each Named Executive Officer during the fiscal years ended December 31, 2009, 2010 and 2011.  There is no cash surrender value under these life insurance policies.

21 of 38

(3)	Mr. Walker was appointed our Vice President, Finance and Chief Financial Officer on November 10, 2011.

(4)	This amount represents the portion of the first-year bonus that the Company agreed to pay to Mr. Walker in connection with his hire, which bonus is to be paid to Mr. Walker on a semi-monthly basis over the first 12 months of his employment with the Company.

(5)	Mr. Shahbazian was appointed as our Vice President Finance and Interim Chief Financial Officer on June 17, 2011 and served through December 1, 2011.

(6)	Ms. Leo resigned as our Executive Vice President, Chief Administration Officer and Acting Chief Financial Officer effective June 17, 2011.

(7)	This amount includes the portion of then current base salary paid to Ms. Leo in connection with termination of Ms. Leo’s employment as set forth under Ms. Leo’s employment offer.

(8)	This amount represents a retention bonus agreed to through arms-length negotiation at the time Ms. Leo was hired and set forth in the offer letter between Ms. Leo and the Company effective as of July 9, 2008. In agreeing to pay this retention bonus, the Company took into account Ms. Leo's qualifications, experience, prior salary, and competitive salary information for companies that are comparable to ours.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2011

        The following table shows grants of restricted stock units and stock option awards made to our Named Executive Officers during the fiscal year ended December 31, 2011.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Gregory C. Walker	11/16/2011	-	180,000	6.09	546,050
Michael Shahbazian	06/10/2011	9,000	-	-	50,670
Cornelis (Cees) Hartgring	5/27/2011	-	20,250	6.21	64,782
	5/27/2011	6,750	-	-	41,920
_____________
(1)
The amounts in this column reflects the aggregate grant date fair value for financial statement reporting purposes for stock options and restricted stock units granted in that fiscal year as determined in accordance with the FASB ASC Topic 718.

22 of 38

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2011

The following table presents the outstanding equity awards of each of our Named Executive Officers as of December 31, 2011.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
John K. Kibarian	4/21/2003	6,668	-	6.39	04/20/2013	-	-
	4/21/2003	73,332	-	6.39	04/20/2013	-	-

Gregory Walker	11/16/2011	-	180,000	6.09	11/9/2021

Cornelis (Cees) Hartgring	09/03/2002	74,072	-	5.40	09/02/2012	-	-
	09/03/2002	60,867	-	5.40	09/02/2012	-	-
	11/07/2007	80,000	-	8.92	11/06/2017	-	-
	10/29/2009	18,958	16,042	3.62	10/28/2019	-	-
	05/27/2011	2,953	17,297	6.21	05/26/2021
	08/18/2008	-	-	-	-	2,977 (2)	20,750
	05/27/2011	-	-	-	-	5,907 (3)	41,170

Kimon Michaels	08/18/2008	-	-	-	-	2,381 (2)	16,600
_____________
(1)
25% of the total shares subject to the original option vested on the first anniversary of the grant and 1/48th of the total shares subject to the original option vested and will vest on the grant date day of each month thereafter until fully vested.

(2)	12.5% of the total original award vested on May 15, 2009 and vested or will vest every six months thereafter until fully vested.

(3)	12.5% of the total original award vested on November 27, 2011 and vested or will vest every six months thereafter until fully vested.

23 of 38

OPTION EXERCISES AND STOCK VESTED IN THE FISCAL YEAR 2011

The following table presents the stock options exercised by our Named Executive Officers and restricted stock units held by our Named Executive Officers that vested in 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
John K. Kibarian	-	-	-	-
Gregory Walker	-	-	-	-
Michael Shahbazian	-	-	9,000	48,700
Joy E. Leo	326,040	65,110	-	-
Cornelis (Cees) Hartgring	-	-	6,596	40,500
Kimon W. Michaels	-	-	22,620	128,100

(1)
The values of the vested awards were determined based on the number of shares that vested multiplied by the per share closing sale price on the NASDAQ Global Market reported for the applicable vesting date.

Pension Benefits

We did not sponsor any defined benefit pension or other actuarial plan for the Named Executive Officers during 2011.

Non-qualified Deferred Compensation

We did not maintain any non-qualified defined contribution or other deferred compensation plans or arrangements for the Named Executive Officers during 2011.

Potential Payments Upon Termination or Change-in-Control

Potential Payments Upon Termination of Employment

Except as described below for Ms. Leo and Mr. Walker, we have not entered into agreements with our NEOs that provide for severance or other special benefits upon any termination of our NEOs’ employment.

Pursuant to the employment agreement with Ms. Leo effective July 9, 2008, if the Company terminated her employment at any time without “Cause” or “Disability” or if she resigned for “Good Reason” (as such terms are defined in the employment agreement, which was filed with the Company’s Form 10-Q for the fiscal quarter ended June 30, 2008), and provided that Ms. Leo’s termination or resignation was a “separation from service” within the meaning of Internal Revenue Code Section 409A, Ms. Leo would have been entitled to all of the following:

•	vesting acceleration with respect to her outstanding and unvested stock options and/or restricted stock units for an additional 12 months after the effective date of her termination;

•	12 months of her then-current annual base salary, paid in accordance with the Company’s standard payroll procedures over a 12-month period following the termination date;

24 of 38

•
a percentage of her annual incentive target bonus, which would have been determined by pro rating the percentage of the target bonus that the Company determined was earned as of the effective date of her separation, had such target bonus been payable at such time; and

•
the Company’s payment of the premiums for Ms. Leo’s COBRA coverage from the last date on which she received health care coverage as a Company employee until the earlier of: (1) the date that is 12 months following the effective date of her separation; or (2) the date Ms. Leo becomes covered under another employer’s health coverage plan.

The following table presents the estimated value and payments that (1) Ms. Leo would have received in the hypothetical event that she resigned for Good Reason, as of the last business day of fiscal year 2011 (i.e. December 31, 2011), and the hypothetical termination was a “separation from service” within the meaning of Internal Revenue Code Section 409A, and what (2) Ms. Leo received at the time of  her resignation from the Company for Good Reason, which resignation was effective on June 17, 2011.

Executive Benefits and Payments Upon Termination of Employment	Value of the Hypothetical Benefit and Payment Amount ($)		Value of the Benefit and Payment Amount Received at the Time of Resignation ($)
Vesting acceleration of outstanding and unvested stock options	287,600	(1)	85,400	(2)
Vesting acceleration of outstanding and unvested restricted stock units (3)	-		-
Twelve months of annual base salary	270,000		270,000
A percentage of target bonus	216,000	(4)	-
Premiums for COBRA coverage	7,200		6,800
Total	895,600		362,200
_____________
(1)
The value of outstanding stock options were calculated based on Black-Scholes methodology using the closing price on December 31, 2011 ($6.97), volatility 62.8%, risk free rate of return 0.81%, no dividends and expected term of 4.6 years.

(2)
The value of outstanding stock options were calculated based on Black-Scholes methodology using the closing price on June 17, 2011 ($5.55), volatility 37.97%, risk free rate of return 0.03%, no dividends and expected term of 0.25 years.

(3)	Ms. Leo did not have any restricted stock units as of December 31, 2011 or at the time of her resignation.

(4)	Amount is calculated based on the maximum potential annual incentive target bonus, which was 80% of Ms. Leo's base salary.

In the event the Company terminates Mr. Walker’s employment at any time without Cause or Disability, then subject to meeting certain criteria, he will be entitled to all of the following:

(i)
vesting acceleration of his then outstanding and unvested stock options and restricted stock as if he had provided continuous service to the Company for an additional 6 months after his separation date;

(ii)	6 months of his then-current annual base salary, paid in accordance with the Company's standard payroll procedures over a 6-month period;

25 of 38

(iii)	a payment equal to 50% of the annual target bonus paid for the immediately preceding performance period; and,

(iv)
the Company's payment of the premiums for COBRA coverage from the last date on which he receives health care coverage as a Company employee until the earlier of: (1) the date that is 6 months following the separation date; or (2) the date Mr. Walker becomes covered under another employer's health coverage plan.

 The following table presents the estimated value and payments that Mr. Walker would have received had the following events occurred as of the last business day of fiscal year 2011 (i.e. December 31, 2011) (1) termination of his employment without Cause or a Resignation for Good Reason with the Company immediately following a Change of Control; and (2) termination of his employment without Cause or Disability.

Executive Benefits and Payments upon Termination of Employment	Value of the Hypothetical Benefit and Payment Amount (change of control) ($)		Value of the Hypothetical Benefit and Payment Amount (termination at any time without cause or disability) ($)
Vesting acceleration of outstanding and unvested stock options	339,880	(1)	-
Vesting acceleration of outstanding and unvested restricted stock units	-		-
Base salary	315,000		157,500
A percentage of target bonus	220,500	(2)	110,250
Premiums for COBRA coverage	11,700		11,700
Total	887,080		279,450
____________
(1)
The value of outstanding stock options were calculated based on Black-Scholes methodology using the closing price on 12/30/2011 ($6.97), volatility 62.8%, risk free rate of return 0.81%, no dividends and expected term of 4.6 years.

(2)	Amount is calculated based on the maximum potential annual incentive target bonus, which was 70% of Mr. Walker’s base salary.

Potential Payments Upon Change-in-Control

Pursuant to the employment agreement with  Mr. Walker, in the event that the Company undergoes a “Change in Control” during the first 12 months of his employment and if, at any time over the next 12 months after consummation of such Change of Control, his employment is terminated without “Cause” or he resigns with “Good Reason” (as such terms are defined in the employment agreement) and, provided Mr. Walker’s termination or resignation was a “separation from service” within the meaning of Internal Revenue Code Section 409A, then he will be entitled to all of the following:

(i)	vesting acceleration with respect to 50% of then outstanding and unvested stock options and restricted stock;

(ii)	12 months of then-current annual base salary, paid in accordance with the Company's standard payroll procedures over a 12-month period;

(iii)	a payment equal to 100% of the annual target bonus paid for the immediately preceding performance period; and

26 of 38

(iv)
the Company's payment of the premiums for COBRA coverage from the last date on which he receives health care coverage as a Company employee until the earlier of: (1) the date that is 12 months following the separation date; or (2) the date Mr. Walker becomes covered under another employer's health coverage plan.

The Company’s 2011 Plan provides that in the event of a change in control, outstanding awards shall be subject to the applicable agreement of merger or reorganization and that such agreement may provide, without limitation, for the assumption of outstanding awards by the surviving corporation or its parent, for their continuation by the Company (if the Company is a surviving corporation), for accelerated vesting or for their cancellation with or without consideration.  Additionally, under the 2011 Plan, the administrator may determine, at the time of grant of an award or thereafter, that such award shall become vested and exercisable, in full or in part, in the event that the Company is party to a change in control and a 2011 Plan participant is terminated in connection with or within a set time following such change in control.

The following table presents the estimated value that our Named Executive Officers would have realized in the hypothetical event a change in control of the Company had occurred on the last business day of 2011 (i.e. December 31, 2011) and outstanding stock options and restricted stock units held by them were not assumed or continued by the acquiring company.

Name	Value of Accelerated Rights ($)
John K. Kibarian	-
Gregory Walker	339,880	(1)
Michael Shahbazian	-
Joy E. Leo	-

Cornelis (Cees) Hartgring	61,920	(2)
Kimon W. Michaels	16,600	(2)
_____________
(1)
Consists of options. The value of outstanding stock options were calculated based on Black-Scholes methodology using the closing price on December 31, 2011 ($6.97), volatility 62.8%, risk free rate of return 0.81%, no dividends and expected term of 4.6 years.

(2)
Consists of restricted stock units. The value was determined by multiplying the number of unvested shares subject to the restricted stock unit award as of December 31, 2011 by the closing market price of the Company's common stock on December 31, 2011 ($6.97 per share).

DIRECTOR COMPENSATION

Directors who are also employees of the Company are not compensated for serving on our Board of Directors.  Information regarding the compensation otherwise received by our directors, who are also executive officers, is provided above.  The Compensation Committee of the Board reviews director compensation periodically and recommends changes to the Board, when it deems them appropriate.  The following table describes the cash and equity components of director compensation program:

Compensation Element	Director Compensation Program
Annual cash retainer	$36,000 for each non-employee director (1)

Annual equity award	Option to purchase 11,250 shares and 3,750 restricted stock units for each non-employee director (2)

Additional annual cash retainer and equity award for Chairman of the Board	$30,000 plus an option to purchase 15,000 shares and 5,000 restricted stock units (1)(2)

27 of 38

Additional annual cash retainer for Audit and Corporate Governance Committee	$12,000 (chair); $6,000 (member) (1)

Additional annual cash retainer for Compensation Committee	$10,000 (chair); $4,000 (member) (1)

Additional annual cash retainer for Nominating Committee	$5,000 (chair); $2,000 (member) (1)

Additional cash fees for Strategic Committee meetings	$1,000 per in-person meeting and $500 for telephone participation

New Director equity award (one-time)	Option to purchase 17,650 shares and 5,750 restricted stock units (3)
_____________
(1)	All cash retainers are paid in four equal quarterly installments at the beginning of each calendar quarter.
(2)
These stock options and restricted stock units are targeted to be awarded on or around May 15th of each year. Under the director compensation program, options granted in 2012 and thereafter will vest with respect to 1/4th of the total shares subject to the option on the grant date and 1/48th of the total shares monthly after the grant date until fully vested; and (b) restricted stock unit awards will be subject to the performance criteria for the fiscal year prior to the year of grant and thereafter and will vest with respect to 1/4th of the total shares on the grant date and 1/4th of the total units subject to such award every anniversary of the grant date thereafter until fully vested.

(3)
These stock option grants are awarded at the time a new director is appointed or elected to the Board. These stock options will vest with respect to 1/48th of the total shares subject to the option on the grant date and each month thereafter until fully vested, and restricted stock unit awards will vest with respect to 1/8th of the total shares subject to such award every 6 months after the grant date until fully vested.

Performance-Based Awards

Annual equity awards made to non-employee directors in 2012 and thereafter will be subject to the achievement of the following revenue and performance profitability metric triggers for the Company:

•
With respect to fiscal year 2011, (1) 50% of each non-employee director’s annual restricted stock unit awards will be granted to such director in 2012 only if the Company’s revenue growth rate (year-over-year) for the prior fiscal year equals or exceeds the annual revenue growth rate (for the same period) of the EDA industry; and (2) 50% of each director’s annual restricted stock unit awards will be granted to such director only if the Company’s annual EBITAR for the prior fiscal year exceeds 7%.

•
With respect to fiscal year 2012 and thereafter, (1) 25% of each director’s annual total equity awards will be granted to such director in 2013 and thereafter only if the Company’s annual revenue growth rate equal or exceeds the Company’s internal plan; (2) 12.5% of each director’s annual total equity awards will be granted to such director only if the Company’s non-GAAP, pre-tax net income, excluding stock-based compensation, depreciation, amortization of acquired intangibles and restructuring charges, which we call EBITDAR, for the prior fiscal year equal or exceeds certain thresholds; and (3) 12.5% of each director’s annual total equity awards will be granted to such director only if the Company’s GAAP earnings per share for the prior fiscal year equaled or exceeded certain thresholds.

28 of 38

The Company intends to grant annual equity awards to directors in May of each year, with those related to performance, if any, based on achievement of the applicable performance goals for the prior fiscal year. Since the annual awards related to performance are granted based on performance against the goals for the prior year, they will be 25% vested upon issuance.  However, the remaining 75% of the annual awards related to performance will be subject to further service-based vesting such that they shall vest in equal installments on each annual anniversary of the grant date for the following 3 years.

Share Ownership Guidelines

Each non-employee director is required to own shares of our common stock having value equal to at least three times the non-employee director’s regular cash Board retainer. Non-employee directors will have five years from the date of election or appointment to attain such ownership levels (or from May 27, 2011 (the date of adoption of the program) for the current non-employee directors). For purposes of these guidelines, a non-employee director’s share ownership includes all shares of the Company’s common stock owned by such non-employee director outright or held in trust for the non-employee director and his or her immediate family, but not a non-employee director’s unvested or unexercised equity (i.e. unvested restricted stock or stock unit awards or outstanding stock options). The value of share shall be measured as the greater of the then current market price or the closing price of the Company’s common stock on the acquisition date.

Allocation of Awards Between Employees and Directors

Starting in 2012, total options and restricted stock or stock unit awards grants to non-employee directors shall not exceed 8% of total annual option and restricted stock or stock unit awards annual grants to employees and consultants (including grants to executives). If the above grants to the non-employee directors set forth in the director compensation program would otherwise exceed such limit, then all non-employee director grants shall automatically be adjusted down by an equal percentage to comply with this limitation.

Our non-employee directors received the following compensation during the fiscal year ended December 31, 2011:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation	Total($)
Thomas Caulfield, DES	54,000	23,300	36,000	-	113,300
R. Stephen Heinrichs	54,000	23,300	36,000	-	113,300
Albert Y.C. Yu, Ph.D	45,000	23,300	36,000	-	104,300
Lucio Lanza	72,000	54,400	84,000	-	210,800
_____________
(1)
The amounts reported in this column reflect the aggregate grant date fair value for financial statement reporting purposes for the stock options granted in 2011 as determined in accordance with the FASB ASC Topic 718. These amounts reflect our accounting expense for these awards and do not represent the actual value that may be realized by our non-employee directors. For information on the assumptions used in valuing these stock option grants, refer to the Note to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for 2011 titled "Stockholder's Equity." The number of outstanding stock options held by each non-employee director at the end of 2011 were: Dr. Caulfield (53,750); Mr. Heinrichs (194,195); Mr. Lanza (373,750); and Dr. Yu (41,095). The outstanding and unvested restricted stock units held by each non-employee director at the end of 2011 were: Dr. Caulfield (5,961); Mr. Heinrichs (3,282); Mr. Lanza (7,657); and Dr. Yu (5,792).

29 of 38

On November 17, 2005, we entered into acceleration agreements (each, an "Acceleration Agreement") with each of Mr. Lanza, Dr. Yu and Mr. Heinrichs pursuant to which all of the stock options to purchase shares of the Company’s common stock that have been granted or will be granted to each of the aforementioned directors will become vested and exercisable in full in the event of a change in control of the Company. Each of the acceleration agreements will generally remain in effect until terminated by the Company or, if earlier, the date a director ceases to provide services to the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2011 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders (1)	3,668,559		$5.78	5,710,932	(2)(3)
Equity Compensation Plans Not Approved by Stockholders	204,266	(4)	$8.31	388,919	(4)
Total	3,872,825			6,099,851

(1)
In 2001, the Company terminated its 1996 Stock Option Plan and 1997 Stock Plan with respect to future option grants, and adopted its 2001 Stock Plan. As of December 31, 2011, no option rights were outstanding under the 1996 Stock Option and 1997 Stock Plans. The 2001 Plan expired in 2011. For a description of these plans, see Note 8 to our Consolidated Financial Statements in the Form 10-K filed with SEC on March 23, 2011.  In 2011, the Company adopted 2011 Stock Incentive Plan. For a description of the 2011 Plan, see Note 8 to our Consolidated Financial Statements in the Form 10-K filed with SEC on March 15, 2012.

(2)
Includes 4,625,986 shares available for issuance pursuant to options and stock purchase rights under the 2001 Stock Plan, awarded prior to its expiration on June 12, 2011. Other than in connection with outstanding awards, no shares remain available for issuance pursuant to 2001 Stock Plan.

(3)
Includes 1,084,946 shares available for issuance under the 2001 Employee Stock Purchase Plan (as amended the “ESPP”). The ESPP, designed to comply with Internal Revenue Code Section 423, includes an "evergreen" feature which provides for an automatic annual increase in the number of shares available under the plan on the first day of each of our fiscal years, equal to the lesser of 675,000 shares, 2% of our outstanding common stock on the last day of the immediately preceding fiscal year, or such amount as is determined by our Board.  At the annual meeting of stockholders on May 18, 2010, our stockholders approved an amendment to the ESPP to extend it through May 17, 2020.

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

30 of 38

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership, as of March 30, 2012, of (i) each person known to us to be the beneficial holder of more than 5% of our outstanding common stock, (ii) each director and each director nominee, (iii) each Named Executive Officer identified in the Summary Compensation Table on page 21 of this Amendment, and (iv) all executive officers and directors as a group.  Except as otherwise indicated, the address for each person listed as a director or executive officer is c/o PDF Solutions, Inc., 333 West San Carlos Street, Suite 700, San Jose, California 95110.  The Company has relied upon information provided to the Company by its directors and Named Executive Officers and copies of documents sent to the Company that have been filed with the SEC by others for purposes of determining the number of shares each person beneficially owns. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and generally includes those persons who have voting or investment power with respect to the securities. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of the Company’s common stock beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)(2)
5% Stockholders:
T. Rowe Price Associates, Inc	2,639,801	9.3
100 E. Pratt Street
Baltimore, Maryland 21202 (3)
Samjo Capital LLC	2,225,700	7.9
1325 Avenue of the Americas, 26th Floor
New York, New York 10019 (4)
John K. Kibarian (5)	2,567,474	9.1
Kimon W. Michaels (6)	1,520,334	5.4
Directors and Named Executive Officers:
John K. Kibarian (5)	2,567,474	9.1
Gregory C. Walker	-	*
Michael Shahbazian (7)	12,806	*
Joy Leo	18,991	*
Kimon W. Michaels (6)	1,520,334	5.4
Cornelis (Cees) Hartgring (8)	302,108	1.1
Lucio L. Lanza (9)	629,257	2.2
R. Stephen Heinrichs (10)	168,568	*
Albert Y.C. Yu (11)	21,666	*
Thomas Caulfield (12)	45,622	*
All directors and executive officers as a group (10 persons) (13)	5,286,826	18.7

* Less than 1%.
__________
(1)
Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. The number of shares beneficially owned also includes ownership of which the named person has the right to acquire, through conversion, option and warrant exercise or otherwise, within 60 days after March 30, 2012.

31 of 38

(2)
Percentage of beneficial ownership is based on 28,303,915 shares outstanding as of March 30, 2012.  For each named person, the percentage ownership includes beneficial ownership which the person has the right to acquire within 60 days after March 30, 2012, as described in Footnote 1.  However, such beneficial ownership shall not be deemed outstanding with respect to the calculation of ownership percentage for any other person.

(3)
Based solely on the Schedule 13G Amendment No. 8 filed on February 13, 2012 (the “T. Rowe Price 13G Amendment”). These securities are owned by various individual and institutional investors including T. Rowe Price Associates, Inc. (which owns 2,639,801 shares, representing 9.3% of the shares outstanding as of filing of the T. Rowe Price 13G Amendment), of which T. Rowe Price Associates, Inc. (Price Associates) serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(4)
Based solely on the Schedule 13G Amendment No. 1 that was jointly filed on February 6, 2012 by Samjo Capital LLC (“Samjo Capital”), Samjo Management LLC (“Samjo Management”) and Andrew Wiener. The Schedule 13G indicates that: (i) Samjo Capital, Samjo Management and Mr. Wiener share voting power and dispositive power over 2,221,000 shares; and, (ii) Mr. Weiner has sole voting power and dispositive power over 4,700 shares.

(5)	Includes 80,000 shares issuable upon the exercise of stock options fully vested as of March 30, 2012.

(6)
Includes 20,894 shares issuable to Mr. Michaels upon the exercise of stock options vested as of March 30, 2012 and 1,646 shares issuable upon the exercise of stock options that will vest within 60 days after March 30, 2012. Excludes 89,318 shares held by Mr. Michaels' spouse as separate property.

(7)	Consists of 12,806 shares of restricted stock units that will be fully vested within 60 days after March 30, 2012.

(8)
Includes 240,302 shares issuable upon the exercise of stock options vested as of March 30, 2012 and 2,302 shares issuable upon the exercise of stock options that will vest within 60 days after March 30, 2012.

(9)
Includes 310,776 shares issuable upon the exercise of stock options vested as of March 30, 2012 and 6,721 shares issuable upon the exercise of stock options that will vest within 60 days after March 30, 2012. Includes 121,720 shares owned by Lanza techVentures, an early stage venture capital and investment firm of which Mr. Lanza is the managing director.

(10)
Includes 157,889 shares issuable upon the exercise of stock options vested as of March 30, 2012 and 4,429 shares issuable upon the exercise of stock options that will vest within 60 days after March 30, 2012.

(11)
Includes 3,229 shares issuable upon the exercise of stock options vested as of March 30, 2012 and 2,239 shares issuable upon the exercise of stock options that will vest within 60 days after March 30, 2012.

(12)
Includes 25,571 shares issuable upon the exercise of stock options vested as of March 30, 2012 and 2,239 shares issuable upon the exercise of stock options that will vest within 60 days after March 30, 2012.

(13)
Consists of 5,286,826 shares held by our directors and executive officers, as a group, of which 838,661 shares are issuable upon the exercise of stock options vested as of March 30, 2012 and 19,576 shares are issuable upon the exercise of stock options that will vest within 60 days after March 30, 2012.

32 of 38

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Employment and Compensation Arrangements

We have granted options to some of our officers and directors.  Please see “Executive Compensation” and “Director Compensation” in this Amendment.  We have also entered into acceleration agreements with certain of our officers and directors, and certain employment agreements with our executives include severance payments and benefits if the Company terminate their employment without cause.  Please see “Potential Payments Upon Termination or Change-in-Control” and “Director Compensation” in this Amendment for additional information regarding the terms of those agreements.

Review, Approval or Ratification of Transactions with Related Persons

Related party transactions have the potential to create actual or perceived conflicts of interest between the Company and its directors, its officers, its employees, and members of their respective families.   While we do not maintain a written policy with respect to the identification, review, approval or ratification of transactions with related persons, the Company’s Code of Ethics prohibits conflicts of interest between an employee and the Company and requires an employee to report any such potential conflict to our compliance officer and the Audit and Corporate Governance Committee has authority to review and approval of related party transactions.   In addition, each officer and director is expected to identify to the Secretary, by means of an annual director questionnaire, any transactions between the Company and any person or entity with which the director may have a relationship that is engaged or about to be engaged in a transaction with the Company.

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

33 of 38

The Board considered relationships, transactions or arrangements with each of the directors, including relationships and transactions discussed in “Certain Relationships and Related Transactions,” in this Amendment and concluded that none of the current non-employee directors has any relationships with the Company that would impair his independence.  The Board has determined that each member of the Board, other than Dr. Kibarian and Dr. Michaels, is an independent director under applicable NASDAQ Listing Rules and SEC rules.  Dr. Kibarian and Dr. Michaels did not meet the independence standards because they are employees of the Company.

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

The independent directors meet regularly in executive sessions without the presence of the non-independent directors or members of the Company’s management, and in any event, not less than twice per year during regularly scheduled Board meeting days and from time to time as they deem necessary or appropriate.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal Accountant Fees and Services

The table below shows the fees billed to us for the last two fiscal years by PricewaterhouseCoopers, the Company’s independent registered accounting firm since November 10, 2009. PricewaterhouseCoopers, or PwC, is the accounting firm that delivered an opinion for the audit of the Company’s financial statements for the two most recently completed fiscal years.

Fee Category	Fiscal 2011 Fees	Fiscal 2010 Fees
Audit Fees (1)	$1,200,400	804,000
Audit-Related Fees	-	6,000	(2)
Tax Fees	-	-
All Other Fees	-	55,000	(3)
Total Fees	$1,200,400	865,000
_____________
(1)
Represents the aggregate fees for professional services rendered in connection with the annual audit of financial statements and internal controls over financial reporting. $1,084,500 of the amount shown under “Fiscal 2011 Fees” has been billed as of April 30, 2012.

(2)	Represents aggregate fees billed in 2010 for professional services rendered in connection with delivering consent for the Company’s S-8 filing.

(3)	Represents aggregate fees billed in such year for consulting services rendered in connection with our early adoption of EITF08-1.

34 of 38

Policy on Audit and Corporate Governance Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit and Corporate Governance Committee's policy is to pre-approve all audit and permissible non-audit services provided by PwC. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to an initial estimated budget. PwC and Company management are required to periodically report to the Audit and Corporate Governance Committee regarding the extent of services provided by PwC in accordance with this pre-approval, and the fees performed to date. The Audit and Corporate Governance Committee may also pre-approve particular services on a case-by-case basis.

All services provided by PwC during the fiscal years ended December 31, 2010 and 2011 were approved by the Audit and Corporate Governance Committee in accordance with our pre-approval policy and applicable SEC regulations.

35 of 38

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(3) Exhibits

Exhibits are incorporated herein by reference or are filed with this Amendment as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
31.01	Certification of principal executive officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of principal finance and accounting officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

36 of 38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2012.

PDF SOLUTIONS, INC.

By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer

By:	/s/ MICHAEL SHAHBAZIAN
Michael Shahbazian
Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated below.

Date	Signature	Title

April 30, 2012	/s/ JOHN K. KIBARIAN	Director, President and Chief Executive Officer
	John K. Kibarian	(principal executive officer)

April 30, 2012	/s/ MICHAEL SHAHBAZIAN	Vice President
	Michael Shahbazian	(principal financial and accounting officer)

April 30, 2012	/s/ KIMON W. MICHAELS	Director, Vice President, Products and
	Kimon W. Michaels	Solutions

April 27, 2012	/s/ LUCIO L. LANZA	Chairman of the Board of Directors
Lucio L. Lanza

April 26, 2012	/s/ R. STEPHEN HEINRICHS	Director
R. Stephen Heinrichs

April 26, 2012	/s/ THOMAS CAULFIELD	Director
Thomas Caulfield

April 26, 2012	/s/ ALBERT Y.C. YU	Director
Albert Y.C. Yu

37 of 38

INDEX TO EXHIBITS

Exhibit Number	Description
31.01	Certification of principal executive officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of principal financial and accounting officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

38 of 38