Form 10-Q
period 2012-03-31
PDF SOLUTIONS INC
filed 2012-05-09
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-31311
________________

PDF SOLUTIONS, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	25-1701361
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

333 West San Carlos Street, Suite 1000
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

The number of shares outstanding of the Registrant’s Common Stock as of May 2, 2012 was 28,553,358.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par values)

	March 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$45,531	$46,041
Accounts receivable, net of allowance of $291 and $254, respectively	27,876	20,863
Prepaid expenses and other current assets	2,481	3,717
Total current assets	75,888	70,621
Property and equipment, net	2,145	777
Non-current investments	784	784
Intangible assets, net	332	539
Other non-current assets	1,651	1,663
Total assets	$80,800	$74,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,420	974
Accrued compensation and related benefits	5,863	5,026
Accrued and other current liabilities	2,895	2,335
Deferred revenues	3,311	2,961
Billings in excess of recognized revenues	1,343	2,089
Total current liabilities	14,832	13,385
Long-term income taxes payable	2,940	3,489
Other non-current liabilities	557	667
Total liabilities	18,329	17,541
Commitments and contingencies (Note 13)
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 32,879 and 32,635, respectively; shares outstanding 28,546 and 28,304, respectively	4	4
Additional paid-in-capital	210,783	208,826
Treasury stock, at cost, 4,333 and 4,331 shares, respectively	(22,918)	(22,899)
Accumulated deficit	(125,290)	(128,789)
Accumulated other comprehensive loss	(108)	(299)
Total stockholders’ equity	62,471	56,843
Total liabilities and stockholders’ equity	$80,800	$74,384

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Design-to-silicon-yield solutions	$13,386	$10,567
Gainshare performance incentives	7,257	4,450
Total revenues	20,643	15,017

Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	8,572	6,438
Amortization of acquired technology	156	156
Total cost of design-to silicon-yield solutions	8,728	6,594
Gross profit	11,915	8,423

Operating expenses:
Research and development	3,157	3,827
Selling, general and administrative	4,905	4,839
Amortization of other acquired intangible assets	51	51
Restructuring credits	(8)	(11)
Total operating expenses	8,105	8,706

Income (loss) from operations	3,810	(283)
Interest and other income (expense), net	(142)	(379)
Income (loss) before income taxes	3,668	(662)
Income tax provision	169	96
Net income (loss)	$3,499	$(758)

Net income (loss) per share:
Basic	$0.12	$(0.03)
Diluted	$0.12	$(0.03)
Weighted average common shares
Basic	28,384	27,810
Diluted	29,046	27,810

Other comprehensive income:
Foreign currency translation adjustments, net of tax	191	310
Comprehensive income (loss)	$3,690	$(448)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income (loss)	$3,499	$(758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90	131
Stock-based compensation expense	905	1,121
Amortization of acquired intangible assets	207	207
Deferred taxes	(23)	(84)
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(19)	(256)
Provisions for doubtful accounts	37	—
Changes in operating assets and liabilities:
Accounts receivable	(6,786)	517
Prepaid expenses and other assets	(80)	(554)
Accounts payable	237	101
Accrued compensation and related benefits	810	(102)
Accrued and other liabilities	77	25
Deferred revenues	379	648
Billings in excess of recognized revenues	(746)	(451)
Net cash provided by (used in) operating activities	(1,413)	545
Investing activities:
Purchases of property and equipment	(127)	(42)
Net cash used in investing activities	(127)	(42)
Financing activities:
Proceeds from exercise of stock options	584	290
Proceeds from employee stock purchase plan	468	429
Principal payments on long-term obligations	—	(27)
Net cash provided by financing activities	1,052	692
Effect of exchange rate changes on cash and cash equivalents	(22)	47
Net change in cash and cash equivalents	(510)	1,242
Cash and cash equivalents, beginning of period	46,041	38,154
Cash and cash equivalents, end of period	$45,531	$39,396
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$440	$648

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by PDF Solutions, Inc. (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments), to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all significant intercompany balances and transactions.

The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Revision of prior period financial statements—  As previously described in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2011 and in the Company’s annual report on Form 10-K for the year ended December 31, 2011, the quarterly results for the three months ended March 31, 2011 have been revised as a result of errors that affected the prior period,  primarily relating to the Company's accounting for stock compensation under its employee stock purchase plan which was identified during fiscal year of 2011.  Although the effect of those errors was not material to any previously issued financial statements, the cumulative effect of correcting the identified errors in the current year would have been material for the fiscal year 2011 financial statements. Consequently, the Company concluded that it needed to revise its prior period financial statements. As part of this revision, the Company also reversed other previously disclosed out-of-period adjustments, which were immaterial, and recorded them instead in the periods in which the errors originated.  For the three months ended March 31, 2011, net loss increased $181,000 and basic and diluted net loss per share increased $0.01, as a result of these revisions. These revisions have no net impact on the Company’s net cash amounts provided by (used in) operating, financing or investing activities for the any of the periods previously reported.

Revenue Recognition  — The Company derives revenue from two sources: Design-to-Silicon-Yield Solutions and gainshare performance incentives.

Design-to-Silicon-Yield Solutions — Revenues that are derived from Design-to-Silicon-Yield solutions come from services and software licenses. The Company recognizes revenue for each element of Design-to-Silicon-Yield solutions as follows:

The Company generates a significant portion of its Design-to-Silicon-Yield solutions revenues from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require reliable estimation of costs to perform obligations and the overall scope of each engagement. Revenues under project–based contracts for solution implementation services are recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. Revenues under time-based contracts for solution implementation services are recognized under the proportional performance method. Losses on solution implementation contracts are recognized in the period when they become probable. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. On occasion, the Company licenses its software products as a component of its fixed-price service contracts. In such instances, the software products are licensed to customers over a specified term of the agreement with support and maintenance to be provided at each customer's option over the license term. The amount of product and service revenue recognized in a given period is affected by the Company’s judgment as to whether an arrangement includes multiple deliverables and, if so, the Company’s determination of the fair value of each deliverable. In general, vendor-specific objective evidence of selling price (“VSOE”) does not exist for the Company’s solution implementation services and software products and because the Company’s services and products include our unique technology, the Company is not able to determine third-party evidence of selling price (“TPE”). Therefore, the Company will use best estimated selling prices (“BESP”) in the allocation of arrangement consideration. In determining BESP, the Company applies significant judgment as the Company’s weighs a variety of factors, based on the facts and circumstances of the arrangement. The Company typically arrives at BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting. After fair value is established for each deliverable, the total transaction amount is allocated to each deliverable based upon its relative fair value. Fees allocated to solution implementation services are recognized using the cost-to-cost percentage of completion method of contract accounting. Fees allocated to software and related support and maintenance are recognized under software revenue recognition guidance.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance related to the presentation of comprehensive income to increase comparability between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This amended guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presenting in one continuous statement or two separate but consecutive statements. Additionally, the amendment requires entities to present reclassification adjustments to show the effect of reclassifications on both the components of other comprehensive income and the components of net income in interim and annual financial statements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. The guidance is effective for the Company’s fiscal year beginning January 1, 2012. In October 2011, the FASB decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. Therefore, those requirements will not be effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements, as it only requires a change in the format of presentation.

In May 2011, the FASB issued a new standard amending U.S. GAAP fair value measurements and disclosures for the purpose of ensuring that fair value measurement and disclosure requirements are the same across both U.S. GAAP and IFRS. The standard contains amendments changing the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, clarifying the application of existing fair value measurement requirements and changing a particular principle for measuring fair value or for disclosing information about fair value measurements. Additionally, the standard expands certain disclosure requirements, including qualitative disclosures selected to level 3 fair value measurements. Early adoption is not permitted. This guidance is effective for the Company’s fiscal year beginning January 1, 2012. The adoption of this new standard did not have material impact the Company’s consolidated financial statements.

3. INVESTMENTS

The following table summarizes the Company’s investments (in thousands) at both March 31, 2012 and December 31, 2011:

	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
Auction-rate securities	$1,000	$—	$(216)	$784

As of March 31, 2012 and December 31, 2011, the Company’s investments consisted entirely of auction-rate securities. Please refer to Note 12 “Fair Value” for further discussion of auction-rate securities.

4.  ACCOUNTS RECEIVABLE

Accounts receivable includes amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were $8.2 million and $11.0 million at March 31, 2012 and December 31, 2011, respectively.

5.  PROPERTY AND EQUIPMENT

Property and equipment consists of (in thousands):

	March 31, 2012	December 31, 2011

Property and equipment, net:
Computer equipment	12,643	12,642
Software	3,562	3,543
Furniture, fixtures and equipment	1,053	1,060
Leasehold improvements	962	926
Test equipment	33	—
Construction in progress	1,378	—
	19,631	18,171
Less: accumulated depreciation	(17,486)	(17,394)
	2,145	777

The $1.4 million in construction-in-progress as of March 31, 2012 relates to prepayment for the construction of test equipment that was previously classified as prepaid expense and other current assets. Based on management assessment, it was determined that the useful life of the test equipment is more than one year. The Company plans to depreciate the test equipment over the estimated useful life of 3 to 5 years when the assets are put in use.

6. INTANGIBLE ASSETS

The following tables provide information relating to the intangible assets as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
Acquired Identifiable Intangible	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4-5	$11,800	$(11,696)	$104
Brand name	4	510	(510)	—
Customer relationships and backlog	1-6	3,420	(3,352)	68
Patents and applications	7	1,400	(1,240)	160
Other acquired intangibles	4	255	(255)	—
Total		$17,385	$(17,053)	$332

	December 31, 2011
Acquired Identifiable Intangible	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4-5	$11,800	$(11,539)	$261
Brand name	4	510	(510)	—
Customer relationships and backlog	1-6	3,420	(3,320)	100
Patents and applications	7	1,400	(1,222)	178
Other acquired intangibles	4	255	(255)	—
Total		$17,385	$(16,846)	$539

Intangible asset amortization expense was $207,000 for both the three months ended March 31, 2012 and 2011.

The Company expects the annual amortization of intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2012 (remaining nine-month period)	$228
2013	74
2014	30
Total	$332

Intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the three months ended March 31, 2012 and 2011, there were no indicators of impairment related to the Company’s intangible assets.

7. STOCKHOLDERS’ EQUITY

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods of the applicable stock purchase rights and stock options, generally four years. Stock-based compensation expenses before taxes related to the Company’s employee stock purchase plan and stock plans were allocated as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of design-to-silicon-yield solutions	$319	$468
Research and development	187	343
Selling, general and administrative	399	310
Stock-based compensation expenses	$905	$1,121

The Company estimated the fair value of share-based awards granted during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Stock Plans Three Months Ended March 31,		Employee Stock Purchase Plan Three Months Ended March 31,
	2012	2011	2012	2011
Expected life (in years)	4.58	4.74	1.25	1.25
Volatility	60.6%	62.2%	47.3%	48.7%
Risk-free interest rate	0.78%	1.80%	0.35%	0.37%
Expected dividend	—	—	—	—
Weighted average fair value per share of options granted during the period	$3.23	$2.90	—	—
Weighted average fair value per share of employee stock purchase plan rights during the period	—	—	$2.03	$1.87

On March 31, 2012, the Company has in effect the following stock-based compensation plans:

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

In 2001, the Company adopted a 2001 Stock Plan (the “2001 Plan”). In 2003, in connection with its acquisition of IDS Systems Inc., the Company assumed IDS’ 2001 Stock Option / Stock Issuance Plan (the “IDS Plan”).  Both of the 2001 and the IDS Plans expired in 2011.  Stock options granted under the 2001 and IDS Plans generally expire ten years from the date of grant and become vested and exercisable over a four-year period. Although no new awards may be granted under the 2001 or IDS Plans, awards made under the 2001 and IDS Plans that are currently outstanding remain subject to the terms of each such plan.

As of March 31, 2012, the Company has authorized 6.7 million shares of common stock for issuance and exercise of options, of which 6.4 million shares are available for grant. As of March 31, 2012, there were no outstanding options that had been granted outside of the 2011, 2001 or the IDS Plans.

Stock option activity under the Company’s plans during the three months ended March 31, 2012 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2012	3,872	$5.91
Granted	108	6.58
Exercised	(141)	4.15
Canceled	(23)	4.48
Expired	(9)	4.92
Outstanding, March 31, 2012	3,807	6.01	6.91	$10,749
Vested and expected to vest, March 31, 2012	3,559	6.04	6.78	$10,040
Exercisable, March 31, 2012	2,060	6.65	5.50	$5,199

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $8.43 per share as of March 31, 2012, which would have been received by the option holders had all “in-the-money” option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended March 31, 2012 was $514,000.

As of March 31, 2012, there was $4.0 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.65 years. The total fair value of shares vested during the three months ended March 31, 2012 was $509,000.

Nonvested restricted stock units activity during the three months ended March 31, 2012 was as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, January 1, 2012	303	$7.82
Granted	9	8.38
Vested	(6)	7.15
Forfeited	(2)	7.34
Nonvested, March 31, 2012	304	7.85

As of March 31, 2012, there was $1.7 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.3 years.

Employee Stock Purchase Plan — In July 2001, the Company adopted a ten-year Employee Stock Purchase Plan (“Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The Purchase Plan consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Under the Purchase Plan, on January 1 of each year, starting with 2002, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. As of March 31, 2012, 1.0 million shares were available for future issuance under the Purchase Plan.

Stock Repurchase Program — On October 29, 2007, the Board of Directors adopted a program to repurchase up to $10.0 million of the Company’s common stock on the open market. The initial program was for three years, but on October 19, 2010, the Board of Directors authorized an extension of, and an increase in, the program and the aggregate amount available to repurchase between October 19, 2010 and October 29, 2012 was reset to an additional $10.0 million of the Company’s common stock. As of March 31, 2012, 3.3 million shares had been repurchased at the average price of $3.86 per share under this program and $6.3 million remained available for future repurchases.

8. RESTRUCTURING

On October 28, 2008, the Company announced a restructuring plan to better allocate its resources to improve its operational results in light of the market conditions. Under this plan, the Company recorded restructuring charges of $7.5 million, primarily consisting of employee severance costs of $4.8 million and facility exit costs of $2.5 million. The facility exit cost consists primarily of the cost of future obligations related to the locations. Discounted liabilities for future lease costs and the fair value of the related subleases of closed locations that are recorded is subject to adjustments as liabilities are settled. In assessing the discounted liabilities for future costs of obligations related to the locations, the Company made assumptions regarding the amounts of future subleases. If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each period presented include the effect of such changes in estimates. The following table summarizes the activities of these restructuring liabilities (in thousands) for the periods covered below:

	Three Months Ended March 31,
	2012	2011
Beginning balance	$728	$1,379
Restructuring charges (credits)	(8)	(11)
Adjustments	4	10
Cash payments	(102)	(159)
Ending balance	$622	$1,219

The balance as of March 31, 2012 consists of $0.5 million of facility exit costs and $0.1 million of severance costs. The balance as of December 31, 2011 consists of $0.6 million of facility exit costs and $0.1 million of severance costs.

As of March 31, 2012, of the remaining accrual of $0.6 million, $0.5 million was included in accrued liabilities and other current liabilities and $0.1 million was included in other non-current liabilities. As of December 31, 2011, of the remaining accrual of $0.7 million, $0.5 million was included in accrued and other current liabilities and $0.2 million was included in other non-current liabilities. Accrued facility exit expenses will be paid in accordance with the lease payment schedule through 2013.

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

The Company classifies its liabilities related to unrecognized tax benefits as long-term. The Company includes interest and penalties related to unrecognized tax benefits within the Company’s income tax provision. As of March 31, 2012 and December 31, 2011, the Company had accrued for payment of interest and penalties related to unrecognized tax benefits of $376,000 and $442,000, respectively.

Income tax provision increased $73,000 for the three months ended March 31, 2012 to $169,000 as compared to an income tax provision of $96,000 for the three months ended March 31, 2011. The income tax provision for both the three months ended March 31, 2012 and the three months ended March 31, 2011 primarily consisted of foreign withholding taxes, statutory taxes and changes in unrecognized tax benefits.

The Company’s total amount of unrecognized tax benefits as of March 31, 2012 was $9.2 million, of which $2.6 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits as of December 31, 2011 was $9.6 million, of which $3.0 million, if recognized, would affect the Company's effective tax rate. As of March 31, 2012, the Company has recognized a net amount of $2.9 million as long-term taxes payable for unrecognized tax benefits in its condensed consolidated balance sheet. The Company does not believe that it is reasonably possible that the change in unrecognized tax benefits over the next twelve months will materially impact its results of operations and financial position.

The Company conducts business globally and, as a result, files numerous consolidated and separate income tax returns in the U.S. federal, various state and foreign jurisdictions. Because the Company used some of the tax attributes carried forward from previous years to tax years that are still open, statutes of limitation remain open for all tax years to the extent of the attributes carried forward into tax year 2002 for federal and California tax purposes. The Company’s France income tax examinations for 2009 were closed during the three months ended March 31, 2012, with immaterial adjustments.  The Company is not subject to income tax examinations in any other of its major foreign subsidiaries’ jurisdictions.

10. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by weighted average number of common shares outstanding for the period (excluding outstanding stock options and shares subject to repurchase). Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding for the period plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases in which the effect would be anti-dilutive. There are no dilutive shares included during the three months ended March 31, 2011 due to the net loss for the period. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of the tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands except per share amount):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income (loss)	$3,499	$(758)
Denominator:
Basic weighted-average shares outstanding	28,384	27,810
Effect of dilutive options and restricted stock	662	—
Diluted weighted average shares outstanding	29,046	27,810

Net income (loss) per share - Basic	$0.12	$(0.03)
Net income (loss) per share - Diluted	$0.12	$(0.03)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Outstanding options	1,906	1,091
Nonvested restricted stock units	42	90
Total	1,948	1,181

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended March 31,
Customer	2012	2011
A	44%	20%
B	20%	19%
C	12%	17%
D	* %	13%
______________
*  represents less than 10%

The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	March 31, 2012	December 31, 2011
A	45%	34%
B	21%	23%
C	* %	10%
______________
*  represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work site are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Europe	$8,554	$3,037
United States	6,872	4,422
Asia	5,217	7,558
Total	$20,643	$15,017

Long-lived assets, net by geographic area are as follows (in thousands):

	March 31, 2012	December 31, 2011
United States	$1,967	$595
Asia	95	100
Europe	83	82
Total	$2,145	$777

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of March 31, 2012 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$25,345	$25,345	$—	$—
Auction-rate securities	784	—	—	784
Total	$26,129	$25,345	$—	$784

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

The Company holds investments in auction-rate securities (“ARS”), which are variable rate debt instruments whose interest rates are reset through a “Dutch” auction process at regular intervals, typically every 28 days. All ARS are backed by pools of student loans guaranteed by governmental agencies and private entities, and were rated AAA/Aaa at the date of acquisition. Rating of MBIA (bond insurer on one of the Company’s ARS) was downgraded from Aaa to A2, by Moody’s Investor Services on June 19, 2008, due to uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies.  All ARS have failed to sell at auction since February 2008, and as a result, their interest rates were reset to the maximum LIBOR + 150 basis points. As a result of these auction failures, there was limited active market with observable prices for these securities. Therefore, the Company computed the fair value of these securities based on a discounted cash flow model, using significant level 3 inputs, to take into account the lack of liquidity. The Company's valuation analysis considers, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, credit ratings of the security by the major securities rating agencies, the ability or inability to sell the investment in an active market or to the issuer, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when call features may be exercised by the issuer. In addition, for these ARS with unrealized losses, management performs an analysis to assess whether the Company intends to sell or whether it would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. In the event that the Company intends to sell a security, or may be required to do so, the decline in fair value of the security would be deemed to be other-than-temporary and the full amount of the unrealized loss would be recorded in the Company's consolidated statement of operations as an impairment loss. Regardless of the Company's intent to sell a security, the Company performs additional analyses on these ARS with unrealized losses to evaluate whether there could be a credit loss associated with the security. Based on the methodology and the analysis above, the Company has estimated the fair value of its ARS to be $784,000 as of March 31, 2012 and December 31, 2011. The cumulative unrealized loss for these securities as of March 31, 2012 and December 31, 2011 was $216,000, which is included in other comprehensive loss. The valuation may be revised in future periods as market conditions evolve.

Due to the Company's belief that the market for ARS will likely take in excess of twelve months to fully recover, the Company has classified its portfolio of ARS as long-term investments in its consolidated balance sheet as of March 31, 2012. The Company believes that the impairment related to its ARS is primarily attributable to the lack of liquidity of these investments, coupled with the ongoing uncertainty in the credit and capital markets, and the Company has no reason to believe that any of the underlying issuers of its ARS are presently at risk of default. For its entire ARS, the underlying maturity date is in excess of one year, and the majority have final maturity dates which occur approximately 26 to 30 years in the future. The Company believes it will ultimately be able to liquidate its investments in ARS without significant loss prior to their maturity dates primarily due to the collateral securing most of its ARS. However, it could take until final maturity of the ARS to realize the par value of the Company's remaining ARS investments. As a result, the Company believes the decline in value of its ARS is a temporary impairment and similarly, any future fluctuation in fair value related to its ARS that the Company deems to be temporary, would be recorded to accumulated other comprehensive income (loss). During the year ended December 31, 2011, the Company recorded an unrealized gain of $66,000 related to the increase in fair value of the Company’s auction rate securities as a component of accumulated other comprehensive loss. If the Company determines that any future unrealized loss is other-than-temporary, the Company will record a charge to its consolidated statement of operations. In the event that the Company needs to access its investments in these securities, the Company will not be able to do so until a future auction is successful, the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity, a buyer is found outside the auction process, or the securities mature. In addition, as part of the Company's determination of the fair value of its ARS, the Company considers credit ratings provided by independent investment rating agencies as of the valuation date. These ratings are subject to change, and the Company may be required to adjust its future valuation of these ARS which may adversely affect the value of these investments. Based upon the various analyses described above, the Company did not recognize any other-than-temporary impairment losses in its consolidated statements of operations related to its ARS during the three months ended March 31, 2012 and March 31, 2011.

There was no change in the beginning and ending balance of assets measured at fair value on recurring basis using significant observable inputs (Level 3) during the three months ended March 31, 2012.

13. COMMITMENTS AND CONTINGENCIES

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. Although we currently believe that the ultimate outcome of any of these claims and proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainty. If an unfavorable ruling occurs in any of the legal proceedings described below, our financial position and results of operations and cash flows could be negatively affected. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. With respect to each of the matters below, we have determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at March 31, 2012. As we continue to monitor these matters, however, our determination could change and we may decide a different reserve is appropriate in the future.

Philip Steven Melman filed a complaint against us and our Chief Executive Officer on December 7, 2009 in the Superior Court for Santa Clara County. In the complaint, Mr. Melman alleges wrongful discharge based on discrimination, fraud, breach of contract and similar theories, in connection with the termination of Mr. Melman's employment with us. The complaint seeks compensatory and punitive damages, any other available remedies, as well as attorney's fees and costs. On August 15, 2011, the court issued a definitive ruling granting the Company’s motion for summary judgment, which final order for this ruling was entered by the court on November 9, 2011. On March 20, 2012, Mr. Melman filed an opening brief with the Court of Appeals for Santa Clara County appealing this ruling. We believe the appeal is without merit and intend to vigorously oppose it.

Global Software Services, Inc., a Palestinian corporation (“GSSI”), filed a complaint against us on February 16, 2010 in the Superior Court for Santa Clara County. In the complaint, GSSI alleged that we failed to pay GSSI amounts owed under a Professional Services Agreement pursuant to which GSSI was providing software-related development and support services to us. In addition, GSSI alleged that we interfered with GSSI’s business relationships and employee relationships, and engaged in unfair business practices in violation of Business & Professions Code Section 17200. The complaint sought compensatory and punitive damages, disgorgement and restitution, injunctive relief and any other available equitable remedies, as well as attorney's fees and costs. On December 2, 2010, the court dismissed GSSI's action with prejudice. On April 14, 2011, Global Software Systems, LLC ("GSS LLC") filed a Notice of Motion to Intervene in the same matter. On May 4, 2011, Andre Hawit, chief executive officer of GSSI and president of GSS LLC, filed a complaint (as a cross-cross complainant) against the Company, our Chief Executive Officer and an employee in the same matter before the Superior Court for Santa Clara County. Both Mr. Hawit and GSS LLC were pursuing claims arising in connection with the subject matter of the lawsuit originally filed by GSSI. Specifically, Mr. Hawit's cross-cross complaint alleged that we interfered with his economic relationship with GSSI and that we engaged in unfair business practices in violation of Business and Professions Code Section 17200. He sought compensatory damages, punitive damages, restitution and attorney fees and costs. GSS LLC alleged that it was an assignee of the rights of GSSI and that the court should grant it relief from the default judgment entered against GSSI and permit it to pursue those claims as an assignee. In August 2011, the court denied all previously filed motions to set aside the dismissal and for GSS LLC to intervene in the action. GSSI and Mr. Hawit filed a notice that they intended to appeal these rulings. On March 26, 2012, the court dismissed the appeals by GSSI and Mr. Hawit, which orders were entered on April 5, 2012.  On April 5, 2012, the court dismissed with prejudice Mr. Hawit’s complaints against the Company, our Chief Executive Officer and the employee, which orders were entered by the court on May 2, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “target” or “continue,” the negative effect of terms like these or other similar expressions. Any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, which may be provided by us are also forward-looking statements. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth at the end of Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 15, 2012.

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

Industry Trend

We believe that logic foundries were running at or near capacity at times during 2010, and a supply constraint at advanced nodes developed. Further, we believe that logic foundries invested in leading edge nodes and capacity in 2010 and 2011, even though utilization rates fluctuated in 2011. This investment trend resulted in an increase in our business and improved results of operations in 2010, 2011, and the first quarter of 2012.

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

Financial Highlights

Financial highlights for the three months ended March 31, 2012 were as follows:

•
Total revenues for the three months ended March 31, 2012 was $20.6 million, an increase of $5.6 million, or 37%, compared to total revenues of $15.0 million for the three months ended March 31, 2011. Design-to-silicon-yield solutions revenues for the three months ended March 31, 2012 was $13.4 million, an increase of $2.8 million, or 27%, compared to $10.6 million for the three months ended March 31, 2011. The increase in Design-to-silicon-yield solutions revenues was primarily the result of increased bookings. Gainshare performance incentives revenues for the three months ended March 31, 2012 was $7.2 million, an increase of $2.8 million, or 63%, compared to gainshare performance incentive revenues of $4.4 million for the three months ended March 31, 2011.  This increase was primarily due to higher number of projects reaching performance measures for achieving gainshare.

•
Net income for the three months ended March 31, 2012 was $3.5 million, compared to a net loss of $(0.8) million for the three months ended March 31, 2011. The increase in net income was primarily attributable to a significant increase in revenues.

•
Net income per basic and diluted share was $0.12 for the three months ended March 31, 2012 compared to net loss per basic and diluted share of $(0.03) for the three months ended March 31, 2011, an increase in net income of $0.15 per basic and diluted share.

•
Cash, cash equivalents and non-current investments decreased $0.5 million from $46.8 million at December 31, 2011 to $46.3 million at March 31, 2012, primarily due to cash used in operating activities, partially offset by cash from financing activities during the period.

Critical Accounting Policies

There were no significant changes in our critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011. The following is a brief discussion of the more significant accounting policies and methods that we use.

General

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The most significant estimates and assumptions relate to revenue recognition, stock-based compensation and the realization of deferred tax assets. Actual amounts may differ from such estimates under different assumptions or conditions.

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

We generate a significant portion of our Design-to-Silicon-Yield solutions revenues from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require reliable estimation of costs to perform obligations and the overall scope of each engagement. Revenues under project–based contracts for solution implementation services are recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. Revenues under certain time-based contracts for solution implementation services are recognized under the proportional performance method. Losses on solution implementation contracts are recognized in the period when they become evident. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contracts were executed. Any such reductions in contract margin could have a material negative impact on our operating results.  On occasion, we license our software products as a component of our fixed price service contracts. In such instances, the software products are licensed to customers over a specified term of the agreement with support and maintenance to be provided at each customer's option over the license term. The amount of product and service revenue recognized in a given period is affected by our judgment as to whether an arrangement includes multiple deliverables and, if so, our determination of the fair value of each deliverable. In general, vendor-specific objective evidence of selling price (“VSOE”)  does not exist for our solution implementation services and software products and because our services and products include our unique technology, we are not able to determine third-party evidence of selling price (“TPE”). Therefore, we will use best estimated selling prices (“BESP”) in our allocation of arrangement consideration. In determining BESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. We typically arrive at BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting. After fair value is established for each deliverable, the total transaction amount is allocated to each deliverable based upon its relative fair value. Fees allocated to solution implementation services are recognized using the cost-to-cost percentage of completion method of contract accounting. Fees allocated to software and related support and maintenance are recognized under software revenue recognition guidance.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2012	2011
Revenues:
Design-to-silicon-yield solutions	65%	70%
Gainshare performance incentives	35	30
Total revenues	100%	100%
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	41	43
Amortization of acquired technology	1	1
Total cost of design-to-silicon-yield solutions	42	44
Gross margin	58	56
Operating expenses:
Research and development	15	26
Selling, general and administrative	24	32
Amortization of other acquired intangible assets	—	—
Restructuring charges	—	—
Total operating expenses	39	58
Income (loss) from operations	19	(2)
Interest and other income (expense), net	(1)	(2)
Income (loss) before taxes	18	(4)
Income tax provision	1	1
Net income (loss)	17%	(5)%

Comparison of the Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,		$	%
Revenues	2012	2011	Change	Change
(in thousands, except for percentages)
Design-to-silicon-yield solutions	$13,386	$10,567	$2,819	27%
Gainshare performance incentives	7,257	4,450	2,807	63%
Total	$20,643	$15,017	$5,626	37%

Design-to-Silicon-Yield Solutions. Design-to-silicon-yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-silicon-yield solutions revenue increased $2.8 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to an increase in fixed fee integrated solutions, the result of increased bookings. Our Design-to-Silicon-Yield revenues may fluctuate in the future and are dependent on a number of factors, including the semiconductor industry’s acceptance of our products, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets including photovoltaic and LED, and further penetration of our current customer base.

Gainshare Performance Incentives. Gainshare performance incentives revenues represent profit sharing and performance incentives earned based upon our customers reaching certain defined operational levels. Revenue derived from gainshare performance incentives increased $2.8 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  This increase was primarily due to higher number of projects reaching performance measures for achieving gainshare. The revenue from gainshare performance incentives was generated from six customers and nine engagements for the three months ended March 31, 2012 and six customers and six engagements for the three months ended March 31, 2011. Our gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for gainshare performance incentives.

	Three Months Ended March 31,		$	%
Cost of Design-to-Silicon-Yield Solutions	2012	2011	Change	Change
(in thousands, except for percentages)
Direct costs of design-to-silicon-yield solutions	$8,572	$6,438	$2,134	33%
Amortization of acquired technology	156	156	—	—%
Total	$8,728	$6,594	$2,134	32%

Costs of Design-to-Silicon-Yield Solutions. Costs of Design-to-silicon-yield solutions consist of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization of acquired technology.

Direct Costs of Design-to-Silicon-Yield Solutions.  Direct costs of Design-to-silicon-yield solutions consist of services costs and software licenses costs. Services costs consist of material, labor, overhead costs, and stock-based compensation charges associated with solution implementations. Costs include purchased materials, employee compensation and related benefits, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products and expenses incurred to produce and distribute our product documentation. Direct costs of Design-to-silicon-yield solutions increased $2.1 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was primarily due to an increase of $1.8 million in personnel expense as a result of additional headcount to support the growth in revenue-generating engagements, an increase of $0.2 million in travel expense related to increased project activity and an increase of $0.1 million of subcontractor costs.

Amortization of Acquired Technology. Amortization of acquired technology consists of amortization of intangible assets acquired as a result of certain business combinations. Amortization of acquired technology expense was $156,000 for the three months ended March 31, 2012 and 2011. We anticipate amortization of acquired technology to be $104,000 for the remaining nine months in 2012 and zero thereafter.

	Three Months Ended March 31,		$	%
Research and Development	2012	2011	Change	Change
(in thousands, except for percentages)
Research and development	$3,157	$3,827	$(670)	(18)%

Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations, and stock-based compensation charges. Research and development expenses decreased $0.7 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to the decrease in personnel-related and outside service expenses, a result of the decrease in research and development activities due to the timing of research and development projects. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects.

	Three Months Ended March 31,		$	%
Selling, General and Administrative	2012	2011	Change	Change
(in thousands, except for percentages)
Selling, general and administrative	$4,905	$4,839	$66	1%

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses remained relatively flat for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Personnel-related expense increased $0.5 million primarily due to increase in headcount, stock-based compensation charges increased $0.1 million, while legal and accounting fees decreased $0.5 million due to decrease in legal-related activities.  We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

	Three Months Ended March 31,		$	%
Amortization of Other Acquired Intangible Assets	2012	2011	Change	Change
(in thousands, except for percentages)
Amortization of other acquired intangible assets	$51	$51	$—	—%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets remained flat for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. We anticipate amortization of other acquired intangible assets to be $124,000 for the remaining months in 2012, $74,000 in 2013, and $30,000 in 2014.

	Three Months Ended March 31,		$	%
Restructuring Charges (Credits)	2012	2011	Change	Change
(in thousands, except for percentages)
Restructuring charges (credits)	$(8)	$(11)	$3	(27)%

Restructuring Charges (credits).   During the three months ended March 31, 2012 and 2011, we recorded credits of $8,000 and $11,000, respectively, primarily due to the immaterial change in estimate of the sublease income of certain previously restructured facilities.

	Three Months Ended March 31,		$	%
Interest and Other Income (Expense), Net	2012	2011	Change	Change
(in thousands, except for percentages)
Interest and other income (expense), net	$(142)	$(379)	$237	(63)%

 Interest and Other Income (expense), net.  Interest and other income (expense), net decreased $0.2 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to a decrease in losses on foreign currency exchange.  We anticipate interest and other income (loss) will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

	Three Months Ended March 31,		$	%
Income Tax Provision	2012	2011	Change	Change
(in thousands, except for percentages)
Income tax provision	$169	$96	$73	76%

Income Tax Provision. Income tax provision increased $73,000 for the three months ended March 31, 2012 compared to three months ended March 31, 2011, primarily due to an increase in our effective tax rate for the three months ended March 31, 2012 compared to that for the three months ended March 31, 2011. The increase in our effective tax rate was primarily due to an increase in level of income and an increase in foreign withholding taxes.  Income tax provision for the three months ended March 31, 2012 and 2011 primarily consisted of foreign withholding taxes, statutory taxes, and changes in unrecognized tax benefits.

Liquidity and Capital Resources

Operating Activities

Cash flows used in operating activities of $1.4 million for the three months ended March 31, 2012 consisted primarily of net income of $3.5 million and non-cash charges of $1.2 million that was offset by $6.1 million of cash flow decreases reflected in the net change of operating assets and liabilities.  Non-cash charges consisted primarily of stock-based compensation of $0.9 million, amortization of acquired intangible assets of $0.2 million and depreciation of $0.1 million.  Cash flow decreases resulting from the net change in operating assets and liabilities primarily consisted of of $6.8 million increase in accounts receivable, a $0.1 million increase in prepaid expense and other assets and a $0.7 million decrease in billings in excess of recognized revenue, partially offset by a $0.2 million increase in accounts payable, a $0.8 million increase in accrued compensation and related benefits, a $0.1 million increase in accrued and other liabilities and a $0.4 million increase in deferred revenue.  The $7.1 million combined cash flow decrease resulted from the increase in accounts receivable and decrease in combined billings in excess of recognized revenues and deferred revenue due to the timing of billing milestones and payments received.

Cash flows provided by operating activities of $0.5 million for the three months ended March 31, 2011 consisted primarily of net loss of $0.8 million that was offset by $1.1 million of non-cash charges and $0.2 million cash flow increases reflected in the net change in assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $1.1 million, amortization of acquired intangible assets of $0.2 million, depreciation of $0.1 million partially offset by purchases of treasury stock of $0.2 million for employee income tax withholdings due upon vesting of restricted stock units and a change in deferred taxes of $0.1 million. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $0.5 million decrease in accounts receivable, a $0.7 million increase in deferred revenue, a $0.1 million increase in accounts payable, offset by a $0.6 million increase in prepaid expenses and other assets, a $0.1 decrease in accrued compensation related benefits and $0.4 million decrease in billings in excess of recognized revenue. The $0.7 million combined cash flow increase resulted from the decrease in accounts receivable and increase in combined billings in excess of recognized revenues and deferred revenue due to the timing of billing milestones and payments received.

Investing Activities

Cash flows used in investing activities was not significant both for the three months ended March 31, 2012 and 2011 and represented of payments for capital expenditures.

Financing Activities

Cash flows provided by financing activities of $1.1 million for the three months ended March 31, 2012 consisted primarily of $0.6 million of proceeds from the exercise of stock options and $0.5 million of proceeds from our Employee Stock Purchase Plan.

Cash flows provided by financing activities of $0.7 million for the year ended March 31, 2011 consisted primarily of $0.3 million proceeds from the exercise of stock options and $0.4 million proceeds from our Employee Stock Purchase Plan.

Liquidity

As of March 31, 2012, our working capital, defined as total current assets less total current liabilities, was $61.1 million, compared with $57.2 million as of December 31, 2011. Cash and cash equivalents were $45.5 million as of March 31, 2012, compared to $46.0 million as of December 31, 2011.  As of March 31, 2012 and December 31, 2011, cash and cash equivalents held in foreign currency were not material.  We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to repurchase common stock or fund potential investments in, or acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.

As of March 31, 2012, our non-current investments included auction-rate securities with a fair value of $784,000. The auction-rate securities are measured at fair value using significant unobservable inputs (Level 3 inputs) and accounted for approximately 3% of total assets that are measured at fair value on a recurring basis. See Note 12 to “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q for further discussion.

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

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligations (1)	2012 (remaining nine months)	2013	2014	2015	Thereafter	Total
Operating lease obligations (2)	1,986	2,002	459	207	185	$4,839

(1)	The contractual obligation table above excludes liabilities for uncertain tax positions of $2.9 million, which are not practicable to assign to any particular years, due to the inherent uncertainty of the tax positions. See Note 9 of “Notes to Consolidated Financial Statements” for further discussion.
(2)
On March 28, 2012, the Company entered into an agreement to sublease certain facility. The operating lease obligations have been reduced by future minimum sublease rental income of $0.2 million in 2012 and $0.3 million in 2013, respectively.

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

Interest Rate Risk.   As of March 31, 2012, we had cash and cash equivalents of $45.5 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at March 31, 2012 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

 As of March 31, 2012 we held auction-rate securities with a par value of $1.0 million. Auction-rate securities are variable rate debt instruments whose interest rates are reset through a “Dutch” auction process at regular intervals, typically every 28 days. A portion of these securities are insured by third party bond insurers and are collateralized by student loans guaranteed by governmental agencies and private entities. The liquidity of the securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. All auction-rate securities we hold have been failing to sell at auction since February 2008 due to an insufficient number of bidders. Therefore we reviewed the value of these securities for impairment. The cumulative unrealized loss for these securities as of March 31, 2012 was $216,000, which is included in other comprehensive income (loss). In future periods, the estimated fair value of our auction-rate securities could decline further based on market conditions, which could result in additional impairment and could result in the need to classify such impairment as other-than-temporary, which will result in a charge to operations. Further, future events may occur, or additional information may become available which may cause us to identify credit losses where we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of a security and which may necessitate the recording of future realized losses on securities in our portfolio. Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates on foreign denominated payables as of March 31, 2012 would result in a loss of approximately $0.6 million. As of March 31, 2012, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2012 in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of March 31, 2012, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Item 3, “Legal Proceedings,” on page 16 of our Annual Report on Form 10-K for the year ended December 31, 2011, provides information on certain legal proceedings and claims in which we are involved. Other than as set forth below, there have been no subsequent material developments to these matters or that information.

With respect to the claim filed by Mr. Melman against the Company and our Chief Executive Officer on December 7, 2009 in the Superior Court for Santa Clara County, the court issued a definitive ruling on August 15, 2011 granting the Company’s motion for summary judgment, which final order for this ruling was entered by the court on November 9, 2011.  On March 20, 2012, Mr. Melman filed an opening brief with the Court of Appeals for Santa Clara County appealing this ruling. We believe the appeal is without merit and intend to vigorously oppose it.

With respect to the claim filed by Global Software Services, Inc. against the Company and our Chief Executive Officer in the Superior Court for Santa Clara County, which was dismissed with prejudice in December 2010, and all previously filed motions to set aside the dismissal and for Global Software Systems, LLC ("GSS LLC") to intervene in the same action, which were denied by the court in August 2011, on March 26, 2012, the court dismissed the appeals by GSSI and Mr. Hawit of these rulings, which orders were entered on April 5, 2012. With respect to the claim filed by Andre Hawit against the Company, our Chief Executive Officer and an employee, on April 5, 2012, the court dismissed with prejudice Mr. Hawit’s complaints against the Company, our Chief Executive Officer, and the employee, which orders were entered by the court on May 2, 2012.

Item 1A. Risk Factors

Item 1A,“Risk Factors,” on pages 10 through 16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, provides information on the significant risks associated with our business. There have been no subsequent material changes to these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended March 31, 2012 (in thousands except per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Month #1 (January 1, 2012 through January 31, 2012)	—	$—	—	$6,354
Month #2 (February 1, 2012 through February 28, 2012)	—	—	—	$6,354
Month #3 (March 1, 2012 through March 31, 2012)	2	8.06	19	$6,335
Total	2	$8.06	19
____________

(1)
On October 29, 2007, the Board of Directors adopted a program to repurchase up to $10.0 million of the Company’s common stock on the open market. The initial program was for three years, but on October 19, 2010, the Board of Directors authorized an extension of, and an increase in, the program and the aggregate amount available to repurchase between October 19, 2010 and October 29, 2012 was reset to an additional $10.0 million of the Company’s common stock. As of March 31, 2012, 3.3 million shares had been repurchased at the average price of $3.86 per share under this program and $6.3 million remained available for future repurchases.

(2)
Included in the shares indicated in the table above are shares that the Company withheld through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity compensation plans.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
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

**	In accordance with Rule 406T of Regulation S-T, these XBR: (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDF SOLUTIONS, INC.

Date: May 8, 2012	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: May 8, 2012	By:	/s/ MICHAEL SHAHBAZIAN
Michael Shahbazian
Vice President
(principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
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

**	In accordance with Rule 406T of Regulation S-T, these XBR: (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.