Form 10-K/A
period 2011-12-31
PDF SOLUTIONS INC
filed 2012-05-24
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

There were 28,546,192 shares of the Registrant’s Common Stock outstanding as of April 1, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

PDF Solutions, Inc. (the  “Company”)  is  filing this Amendment No. 2 (“Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012 (the “Original 10-K”), as subsequently amended with Part III information by the Form 10-K/A filed with the SEC on April 30, 2012 (the “Part III Form 10-K”), to make the following corrections in Item 11, Part III:

1.
This Amendment corrects the salary, severance pay, accrued paid time off at the time of termination of employment, as well as certain premiums for COBRA coverage, paid by the Company to Ms. Joy E. Leo, our former Executive Vice President, Chief Administration Officer, and acting Chief Financial Officer.  This Amendment also includes the amount received by Mr. Shahbazian, our former interim Chief Financial Officer, and Vice President, Finance, for accrued paid time off paid at the time of termination of employment.  Such information was inadvertently excluded from the Part III Form 10-K.

2.
This Amendment corrects the sum reflected in the “Value of the Benefit and Payment Amount Received at the Time of Resignation ($)” column in the “Potential Payment Upon Termination of Employment” table from $895,600 to $780,800.  Such sum was incorrect in the Part III Form 10-K.

3.
This Amendment corrects the sum reflected for Lucio Lanza, the Chairman of the Board of Directors, in the “Total ($)” column in the “Director Compensation Table.”  from $210,800 to $210, 400. Such sum was incorrect in the Part III Form 10-K.

In addition to the corrections above, this Amendment also restates Item 15 of Part IV to include new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment does not reflect events occurring after the filing of the Original Form 10-K or Amended Form 10-K. Except for the amendments described above and included below, this Amendment does not modify or update the disclosure in the Original Form 10-K or Amended Form 10-K.  Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC, including the Original Form 10-K, the Part III 10-K, and any filings made subsequent to the filing of the Original 10-K.

1. The compensation data for Mr. Shahbazian and Ms. Leo in the “Summary Compensation Table,” and the related footnotes, are amended and restated in their entirety as follows:

Name & Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)		Total ($)

Michael Shahbazian	2011	128,950	-		50,670	-	7,600	(6)	187,220
Former Interim Chief Financial Officer,	2010	-	-		-	-	-		-
and Vice President, Finance (5)	2009	-	-		-	-	-		-

Joy E. Leo	2011	125,830	-		-	-	160,070	(8)	285,900
Former Executive Vice President,	2010	270,000	-		-	-	200		270,200
Chief Administration Officer and	2009	270,000	89,400	(9)	-	98,600	200		458,200
Acting Chief Financial Officer (7)

(5)	Mr. Shahbazian was appointed as our Vice President Finance and Interim Chief Financial Officer on June 17, 2011 and served through December 1, 2011.

(6)	This amount includes amounts received by the executive officer for accrued paid time off paid at the time of termination of employment.

(7)	Ms. Leo resigned as our Executive Vice President, Chief Administration Officer and Acting Chief Financial Officer effective June 17, 2011

(8)
This amount includes the portion of then current base salary paid to Ms. Leo in connection with termination of Ms. Leo’s employment as set forth under Ms. Leo’s employment offer. This also includes the amounts received for accrued paid time off at the time of termination of employment, severance payment and the premiums for COBRA coverage paid by the Company, as set forth under Ms. Leo’s employment offer.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th  day of May, 2012.

PDF SOLUTIONS, INC.

By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer (principal executive officer)

By:	/s/ GREGORY WALKER
Gregory Walker
Vice President, Finance, and CFO (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated below.

Date	Signature	Title

May 24, 2012	/S/ JOHN K. KIBARIAN	Director, President and Chief Executive Officer
	John K. Kibarian	(principal executive officer)

May 24, 2012	/S/ GREGORY WALKER	Vice President, Finance and Chief Financial Officer
	Gregory Walker	(principal financial and accounting officer)

May 24, 2012	/S/ KIMON W. MICHAELS	Director, Vice President, Products and
	Kimon W. Michaels	Solutions

May 24, 2012	*	Chairman of the Board of Directors
Lucio L. Lanza

May 24, 2012	*	Director
R. Stephen Heinrichs

May 24, 2012	*	Director
Thomas Caulfield

May 24, 2012	*	Director
Albert Y.C. Yu

*By:	/s/ JOHN K. KIBARIAN
John K. Kibarian, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number	Description
31.01	Certification of principal executive officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of principal financial and accounting officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.