Form 10-Q
period 2012-06-30
PDF SOLUTIONS INC
filed 2012-08-09
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2012

or

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

The number of shares outstanding of the Registrant’s Common Stock as of August 3, 2012 was 28,539,502.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$50,176	$46,041
Short-term investments	784	—
Accounts receivable, net of allowance of $291 and $254, respectively	26,976	20,863
Prepaid expenses and other current assets	2,800	3,717
Total current assets	80,736	70,621
Non-current investments	—	784
Property and equipment, net	2,420	777
Intangible assets, net	177	539
Other non-current assets	1,414	1,663
Total assets	$84,747	$74,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,546	$974
Accrued compensation and related benefits	7,107	5,026
Accrued and other current liabilities	2,587	2,335
Deferred revenues	2,646	2,961
Billings in excess of recognized revenues	901	2,089
Total current liabilities	14,787	13,385
Long-term income taxes payable	3,111	3,489
Other non-current liabilities	315	667
Total liabilities	18,213	17,541
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 33,012 and 32,635, respectively; shares outstanding 28,434 and 28,304, respectively	4	4
Additional paid-in-capital	212,412	208,826
Treasury stock at cost, 4,578 and 4,331 shares, respectively	(25,062)	(22,899)
Accumulated deficit	(120,470)	(128,789)
Accumulated other comprehensive income (loss)	(350)	(299)
Total stockholders’ equity	66,534	56,843
Total liabilities and stockholders’ equity	$84,747	$74,384

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Design-to-silicon-yield solutions	$13,793	$13,003	$27,179	$23,570
Gainshare performance incentives	8,738	4,157	15,995	8,607
Total revenues	22,531	17,160	43,174	32,177

Costs of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	8,801	7,263	17,373	13,701
Amortization of acquired technology	105	156	261	312
Total costs of design-to-silicon-yield solutions	8,906	7,419	17,634	14,013
Gross profit	13,625	9,741	25,540	18,164

Operating expenses:
Research and development	3,291	3,717	6,448	7,544
Selling, general and administrative	4,719	5,242	9,624	10,081
Amortization of other acquired intangible assets	51	51	102	102
Restructuring charges (credits)	91	(122)	83	(133)
Total operating expenses	8,152	8,888	16,257	17,594

Income from operations	5,473	853	9,283	570
Interest and other income (expense), net	155	(32)	13	(411)
Income before income taxes	5,628	821	9,296	159
Income tax provision	808	922	977	1,018
Net income (loss)	$4,820	$(101)	$8,319	$(859)

Net income (loss) per share:
Basic	$0.17	$(0.00)	$0.29	$(0.03)
Diluted	$0.16	$(0.00)	$0.28	$(0.03)

Weighted average common shares:
Basic	28,560	28,110	28,472	27,960
Diluted	29,560	28,110	29,303	27,960

Net income (loss)	$4,820	$(101)	$8,319	$(859)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(457)	51	(267)	362
Reclassification adjustment for other-than-temporary impairment on auction-rate-securities recognized in earnings, net of tax	216	—	216	—
Comprehensive income (loss)	$4,579	$(50)	$8,268	$(497)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Operating activities:
Net income (loss)	$8,319	$(859)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	191	244
Stock-based compensation expense	2,224	2,594
Amortization of acquired intangible assets	363	414
Deferred taxes	(6)	(174)
Losses on disposal of assets	6	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(181)	(341)
Provision for doubtful accounts	37	—
Impairment of investments	216	—
Changes in operating assets and liabilities:
Accounts receivable	(5,609)	1,266
Prepaid expenses and other assets	(448)	(270)
Accounts payable	62	315
Accrued compensation and related benefits	2,134	704
Accrued and other liabilities	(342)	(18)
Deferred revenues	(322)	(143)
Billings in excess of recognized revenues	(1,188)	208
Net cash provided by operating activities	5,456	3,940
Investing activities:
Purchases of property and equipment	(639)	(238)
Net cash used in investing activities	(639)	(238)
Financing activities:
Proceeds from exercise of stock options	894	421
Proceeds from employee stock purchase plan	468	428
Purchases of treasury stock	(1,982)	(1,028)
Principal payments on debt obligations	—	(56)
Net cash used in financing activities	(620)	(235)
Effect of exchange rate changes on cash and cash equivalents	(62)	91
Net change in cash and cash equivalents	4,135	3,558
Cash and cash equivalents, beginning of period	46,041	38,154
Cash and cash equivalents, end of period	$50,176	$41,712
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,105	$925
Interest	$—	$2

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

Revision of prior period financial statements —    As previously described in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2011 and in the Company’s annual report on Form 10-K for the year ended December 31, 2011, the quarterly results for the fiscal year 2011 have been revised as a result of errors that affected the prior period,  primarily relating to the Company's accounting for stock compensation under its employee stock purchase plan which was identified during fiscal year of 2011.  Although the effect of those errors was not material to any previously issued financial statements, the cumulative effect of correcting the identified errors in the current year would have been material for the fiscal year 2011 financial statements. Consequently, the Company concluded that it needed to revise its prior period financial statements. As part of this revision, the Company also reversed other previously disclosed out-of-period adjustments, which were immaterial, and recorded them instead in the periods in which the errors originated. For the three months ended June 30, 2011, net loss increased $44,000 and there is no impact to basic and diluted net loss, as a result of these revisions. For the six months ended June 30, 2011, net loss increased $203,000 and basic and diluted net loss per share increased $0.01, as a result of these revisions. These revisions have no net impact on the Company’s net cash amounts provided by (used in) operating, financing or investing activities for the any of the periods previously reported.

Revenue Recognition  — The Company derives revenue from two sources: Design-to-silicon-yield solutions and gainshare performance incentives.

Design-to-Silicon-Yield Solutions — Revenues that are derived from Design-to-silicon-yield solutions come from services and software licenses. The Company recognizes revenue for each element of Design-to-silicon-yield solutions as follows:

The Company generates a significant portion of its Design-to-silicon-yield solutions revenues from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require reliable estimation of costs to perform obligations and the overall scope of each engagement. Revenues under project–based contracts for solution implementation services are recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. Revenues under time-based contracts for solution implementation services are recognized under the proportional performance method. Losses on solution implementation contracts are recognized in the period when they become probable. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. On occasion, the Company licenses its software products as a component of its fixed-price service contracts. In such instances, the software products are licensed to customers over a specified term of the agreement with support and maintenance to be provided at each customer's option over the license term. The amount of product and service revenue recognized in a given period is affected by the Company’s judgment as to whether an arrangement includes multiple deliverables and, if so, the Company’s determination of the fair value of each deliverable. In general, vendor-specific objective evidence of selling price (“VSOE”) does not exist for the Company’s solution implementation services and software products and because the Company’s services and products include our unique technology, the Company is not able to determine third-party evidence of selling price (“TPE”). Therefore, in such circumstances the Company uses best estimated selling prices (“BESP”) in the allocation of arrangement consideration. In determining BESP, the Company applies significant judgment as the Company’s weighs a variety of factors, based on the facts and circumstances of the arrangement. The Company typically arrives at BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting. After fair value is established for each deliverable, the total transaction amount is allocated to each deliverable based upon its relative fair value. Fees allocated to solution implementation services are recognized using the cost-to-cost percentage of completion method of contract accounting. Fees allocated to software and related support and maintenance are recognized under software revenue recognition guidance.

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

Gainshare Performance Incentives  — When the Company enters into a contract to provide yield improvement services, the contract usually includes two components: (1) a fixed fee for performance by the Company of services delivered over a specific period of time; and (2) a gainshare performance incentive component where the customer may pay a variable fee, usually after the fixed fee period has ended. Revenue derived from gainshare performance incentives represents profit sharing and performance incentives earned based upon the Company’s customers reaching certain defined operational levels established in related solution implementation service contracts. Gainshare performance incentives periods are usually subsequent to the delivery of all contractual services and therefore have no cost to the Company. Due to the uncertainties surrounding attainment of such operational levels, the Company recognizes gainshare performance incentives revenue (to the extent of completion of the related solution implementation contract) upon receipt of performance reports or other related information from the customer supporting the determination of amounts and probability of collection.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance related to the disclosures about offsetting assets and liabilities. The standard requires the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures are to be applied retrospectively for all comparative periods presented. The Company does not expect that this guidance will have an impact on the Company’s consolidated financial statements as it is disclosure-only in nature.

In June 2011, the FASB amended its guidance related to the presentation of comprehensive income to increase comparability between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This amended guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presenting in one continuous statement or two separate but consecutive statements. Additionally, the amendment requires entities to present reclassification adjustments to show the effect of reclassifications on both the components of other comprehensive income and the components of net income in interim and annual financial statements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. The guidance is effective for the Company’s fiscal year beginning January 1, 2012. In October 2011, the FASB decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. Therefore, those requirements will not be effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements, as it only requires a change in the format of presentation.

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

3. INVESTMENTS

The following table summarizes the Company’s investments at both June 30, 2012 and December 31, 2011 (in thousands):

	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
Auction-rate securities	$1,000	$—	$(216)	$784

As of June 30, 2012 and December 31, 2011, the Company’s investments consisted entirely of auction-rate securities. Please refer to Note 13 “Fair Value Measurements” for further discussion of auction-rate securities.

4. ACCOUNTS RECEIVABLE

Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $8.9 million and $11.0 million as of June 30, 2012 and December 31, 2011, respectively.

5.   PROPERTY AND EQUIPMENT

Property and equipment consists of (in thousands):

	June 30, 2012	December 31, 2011

Property and equipment, net:
Computer equipment	11,784	12,642
Software	3,498	3,543
Furniture, fixtures and equipment	906	1,060
Leasehold improvements	800	926
Test equipment	267	—
Construction-in-progress	1,350	—
	18,605	18,171
Less: accumulated depreciation	(16,185)	(17,394)
Total	2,420	777

The $1.4 million in construction-in-progress as of June 30, 2012 relates to the construction of test equipment that was classified as prepaid expense and other current assets as of December 31, 2011. During the quarter ended March 31, 2012, it was determined that the useful life of the test equipment is more than one year. The Company plans to depreciate the test equipment over the estimated useful life of 5 years as they are put in use.

6. INTANGIBLE ASSETS

The following table provides information relating to the intangible assets as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
Acquired Identifiable Intangible	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4	-	5	$11,800	$(11,800)	$—
Brand name		4		510	(510)	—
Customer relationships and backlog	1	-	6	3,420	(3,384)	36
Patents and applications		7		1,400	(1,259)	141
Other acquired intangibles		4		255	(255)	—
Total				$17,385	$(17,208)	$177

	December 31, 2011
Acquired Identifiable Intangible	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4	-	5	$11,800	$(11,539)	$261
Brand name		4		510	(510)	—
Customer relationships and backlog	1	-	6	3,420	(3,320)	100
Patents and applications		7		1,400	(1,222)	178
Other acquired intangibles		4		255	(255)	—
Total				$17,385	$(16,846)	$539

For the three months ended June 30, 2012 and 2011, intangible asset amortization expense was $156,000 and $207,000, respectively. For the six months ended June 30, 2012 and 2011, intangible asset amortization expense was $363,000 and $414,000, respectively.

The Company expects the annual amortization of intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2012 (remaining six-month period)	$73
2013	74
2014	30
Total	$177

Intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the three months and six months ended June 30, 2012 and 2011, there were no indicators of impairment related to the Company’s intangible assets.

7. STOCKHOLDERS’ EQUITY

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods of the applicable stock purchase rights and stock options, generally four years. Stock-based compensation expenses before taxes related to the Company’s stock plans and employee stock purchase plan were allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of design-to-silicon yield-solutions	$432	$522	$751	$990
Research and development	251	337	438	680
Selling, general and administrative	636	614	1,035	924
Stock-based compensation expenses	$1,319	$1,473	$2,224	$2,594

The Company estimated the fair value of share-based awards granted during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

Stock Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected life (in years)	4.87	4.97	4.84	4.94
Volatility	59.5%	60.8%	59.6%	61.0%
Risk-free interest rate	0.78%	1.64%	0.78%	1.66%
Expected dividend	—	—	—	—
Weighted average fair value per share of options granted during the period	$4.32	$3.21	$4.21	$3.17

Employee Stock Purchase Plan:

	Six Months Ended June 30,
	2012	2011
Expected life (in years)	1.25	1.25
Volatility	51.1%	47.2%
Risk-free interest rate	0.16%	0.38%
Expected dividend	—	—
Weighted average fair value of purchase rights granted under the purchase plan	$2.33	$2.06

The Company issued no shares under the Employee Stock Purchase Plan in the three months ended June 30, 2012 and 2011.

On June 30, 2012, the Company has in effect the following stock-based compensation plans:

Stock Plans —

At the annual meeting of stockholders on November 16, 2011, the Company’s stockholders approved the 2011 Stock Incentive Plan (the “2011 Plan”). Under the 2011 Plan, the Company may award stock options, stock appreciation rights, stock grants or stock units covering shares of the Company's common stock to employees, directors, non-employee directors and contractors. The aggregate number of shares reserved for awards under this plan is 3,200,000 shares, plus up to 3,500,000 shares previously issued under the 2001 Plan that are forfeited or repurchased by the Company or shares subject to awards previously issued under the 2001 Plan that expire or that terminate without having been exercised or settled in full. In case of awards other than options or stock appreciation rights, the aggregate number of shares reserved under the plan will be decreased at a rate of 1.33 shares issued pursuant to such awards. The exercise price for stock options must generally be at prices no less than the fair market value at the date of grant. Stock options generally expire ten years from the date of grant and become vested and exercisable over a four-year period.

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

As of June 30, 2012, the Company has authorized 6.7 million shares of common stock for issuance and exercise of options, of which 5.1 million shares are available for grant. As of June 30, 2012, there were no outstanding options that had been granted outside of the 2011, 2001 or the IDS Plans (collectively, the “Stock Plans”).

Stock option activity under the Company’s Stock Plans during the six months ended June 30, 2012 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2012	3,872	$5.91
Granted	1,085	8.52
Exercised	(199)	4.41
Canceled	(135)	6.16
Expired	(22)	7.78
Outstanding, June 30, 2012	4,601	6.58	7.35	$15,994
Vested and expected to vest, June 30, 2012	4,221	6.53	7.18	$14,955
Exercisable, June 30, 2012	2,196	6.55	5.58	$8,138

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $9.87 per share as of June 30, 2012, which would have been received by the option holders had all “in-the-money” option holders exercised their options as of that date. The total intrinsic value of options exercised during the six months ended June 30, 2012 was $768,000.

As of June 30, 2012, there was $6.6 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 3.1 years. The total fair value of shares vested during the three months and six months ended June 30, 2012 was $0.6 million and $1.1 million, respectively.

Nonvested restricted stock units activity during the six months ended June 30, 2012 was as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, January 1, 2012	303	$7.82
Granted	339	8.71
Vested	(78)	9.88
Forfeited	(21)	7.74
Nonvested, June 30, 2012	543	8.08

As of June 30, 2012, there was $3.4 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 3.2 years. The total compensation expense related to shares vested during the six months ended June 30, 2012 was $0.8 million.

Employee Stock Purchase Plan — In July 2001, the Company adopted a ten-year Employee Stock Purchase Plan (“Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The Purchase Plan consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Under the Purchase Plan, on January 1 of each year, starting with 2002, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. At the annual meeting of stockholders on May 18, 2010, the Company’s stockholders approved an amendment to the Purchase Plan to extend it through May 17, 2020.  As of June 30, 2012, 1.6 million shares were available for future issuance under the Purchase Plan.

Stock Repurchase Program — On October 29, 2007, the Board of Directors adopted a program to repurchase up to $10.0 million of the Company’s common stock on the open market. The initial program was for three years, but on October 19, 2010, the Board of Directors authorized an extension of, and an increase in, the program and the aggregate amount available to repurchase between October 19, 2010 and October 29, 2012 was reset to an additional $10.0 million of the Company’s common stock. As of June 30, 2012, 3.6 million shares had been repurchased at the average price of $4.19 per share under this program and $4.2 million remained available for future repurchases.

8. RESTRUCTURING

On October 28, 2008, the Company announced a restructuring plan to better allocate its resources to improve its operational results in light of the market conditions. Under this plan, the Company has recorded cumulative restructuring charges of $7.8 million, primarily consisting of employee severance costs of $4.8 million and facility exit costs of $2.7 million. During the three months ended June 30, 2012, the Company incurred additional net restructuring charges of $0.1 million related to restructuring additional square footage of office facilities. The facility exit cost consists primarily of the cost of future obligations related to the locations. Discounted liabilities for future lease costs and the fair value of the related subleases of closed locations that are recorded is subject to adjustments as liabilities are settled. In assessing the discounted liabilities for future costs of obligations related to the locations, the Company made assumptions regarding the amounts of future subleases. If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each period presented include the effect of such changes in estimates.

 The following table summarizes the activities of these restructuring liabilities (in thousands) for the periods covered below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$622	$1,219	$728	$1,379
Restructuring charges (credits)	91	(122)	83	(133)
Adjustments	162	7	166	17
Cash payments	(178)	(161)	(280)	(320)
Ending balance	$697	$943	$697	$943

The balance as of June 30, 2012 consists of $0.6 million of facility exit costs and $0.1 million of severance costs. The balance as of December 31, 2011 consists of $0.6 million of facility exit costs and $0.1 million of severance costs. The adjustments primarily represent deferred rent balances recognized at the cease-use-date during the period.

As of June 30, 2012, of the remaining accrual of $0.7 million, $0.6 million was included in accrued liabilities and other current liabilities and $0.1 million was included in other non-current liabilities. As of December 31, 2011, of the remaining accrual of $0.7 million, $0.5 million was included in accrued and other current liabilities and $0.2 million was included in other non-current liabilities. Accrued facility exit expenses will be paid in accordance with the lease payment schedule through 2013.

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

The Company classifies its liabilities related to unrecognized tax benefits as long-term. The Company includes interest and penalties related to unrecognized tax benefits within the Company’s income tax provision. As of June 30, 2012 and December 31, 2011, the Company had accrued for payment of interest and penalties related to unrecognized tax benefits of $403,000 and $442,000, respectively.

Income tax provision decreased $41,000 for the six months ended June 30, 2012 to $977,000 as compared to an income tax provision of $1.0 million for the six months ended June 30, 2011. The income tax provision for both the six months ended June 30, 2012 and the six months ended June 30, 2011 primarily consisted of foreign withholding taxes, statutory taxes and changes in unrecognized tax benefits. The difference in effective tax rate of 10.5% for the six months ended June 30, 2012 and 56.5% for the year ended December 31, 2011 is primarily due to the impact of the valuation allowance on its U.S. deferred tax assets.

The Company’s total amount of unrecognized tax benefits as of June 30, 2012 was $9.4 million, of which $2.7 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits as of December 31, 2011 was $9.6 million, of which $3.0 million, if recognized, would affect the Company's effective tax rate. As of June 30, 2012, the Company has recognized a net amount of $3.1 million as long-term taxes payable for unrecognized tax benefits in its condensed consolidated balance sheet.

 The Company reviewed its conclusions about the appropriate amount of its deferred income tax asset valuation allowance in light of circumstances existing in current periods and considering the expected future period results. If in the future, we determine based on our future profitability, that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods. Such release of the valuation allowance could occur in the foreseeable future provided the Company’s results and future profitability continue to remain positive.

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

10. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by weighted average number of common shares outstanding for the period (excluding outstanding stock options and shares subject to repurchase). Diluted net loss per share is computed using the weighted-average number of common shares outstanding for the period plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases in which the effect would be anti-dilutive. There are no dilutive shares included during the three and six months ended June 30, 2011 due to the net loss for the period. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of the tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands except per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$4,820	$(101)	$8,319	$(859)
Denominator:
Basic weighted average common shares outstanding	28,560	28,110	28,472	27,960
Dilutive effect of equity incentive plans	1,000	—	831	—
Diluted weighted average common shares outstanding	29,560	28,110	29,303	27,960
Net income (loss) per share:
Basic	$0.17	$(0.00)	$0.29	$(0.03)
Diluted	$0.16	$(0.00)	$0.28	$(0.03)

The following table sets forth potential shares of common stock that are not included in the diluted net income ( loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Outstanding options	1,763	1,948	1,835	1,520
Nonvested restricted stock units	21	315	31	202
Employee Stock Purchase Plan	—	64	—	32
Total	1,784	2,327	1,866	1,754

 11. CUSTOMER AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker, the chief executive officer, reviews discrete financial information presented on a consolidated basis for purposes of regularly making operating decisions and assessing financial performance. Accordingly the Company considers itself to be in one operating segment, specifically the licensing and implementation of yield improvement solutions for companies designing and/or manufacturing integrated circuits.

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2012	2011	2012	2011
A	39%	23%	42%	22%
B	20%	18%	20%	18%
C	12%	15%	12%	16%
D	* %	* %	* %	10%

*  represents less than 10%

The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	June 30, 2012	December 31, 2011
A	35%	34%
B	23%	23%
C	10%	10%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Europe	7,654	4,849	16,208	9,271
United States	7,537	4,051	14,409	7,088
Asia	7,340	8,260	12,557	15,818
Total	$22,531	$17,160	$43,174	$32,177

Long-lived assets, net by geographic area are as follows (in thousands):

	June 30, 2012	December 31, 2011
United States	$2,227	$595
Asia	120	100
Europe	73	82
Total	$2,420	$777

13. FAIR VALUE MEASUREMENTS

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of June 30, 2012 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$25,351	$25,351	$—	$—
Auction-rate securities	784	—	—	784
Total	$26,135	$25,351	$—	$784

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

The Company holds investments in auction-rate securities (“ARS”), which are variable rate debt instruments whose interest rates are reset through a “Dutch” auction process at regular intervals, typically every 28 days. All ARS are backed by pools of student loans guaranteed by governmental agencies and private entities, and were rated AAA/Aaa at the date of acquisition. Rating of MBIA (bond insurer on one of the Company’s ARS) was downgraded from Aaa to A2, by Moody’s Investor Services on June 19, 2008, due to uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies.  All ARS have failed to sell at auction since February 2008, and as a result, their interest rates were reset to the maximum LIBOR + 150 basis points. As a result of these auction failures, there was limited active market with observable prices for these securities. Therefore, the Company computed the fair value of these securities based on a discounted cash flow model, using significant level 3 inputs, to take into account the lack of liquidity. The Company's valuation analysis considers, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, credit ratings of the security by the major securities rating agencies, the ability or inability to sell the investment in an active market or to the issuer, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when call features may be exercised by the issuer. Based on the methodology and the analysis above, the Company has estimated the fair value of its ARS to be $784,000 as of June 30, 2012 and December 31, 2011.

During the three months ended June 30, 2012, the Company’s management made the decision to sell the securities based on its assessment of improving market conditions. Consequently, the cumulative impairment related to these auction-rate-securities of $216,000 was therefore considered to be other-than-temporary and is recorded in interest and other income (expense), net in the condensed consolidated statement of operations. As of June 30, 2012 the Company also reclassified the ARS from long-term investments to short-term investments available-for-sale in the condensed consolidated balance sheets.

There was no change in the beginning and ending balance of assets measured at fair value on recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2012.

14. COMMITMENTS AND CONTINGENCIES

Leases  — The Company leases administrative and sales offices and certain equipment under noncancelable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various times through 2018. Rent expense was $0.5 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively. Rent expense was $1.2 million for both the six months ended June 30, 2012 and 2011. During the three months ended June 30, 2012, the Company entered into a lease agreement to extend the lease period of a portion of its San Jose, California office facilities through 2018.

Future minimum lease payments under noncancelable operating leases at June 30, 2012 are as follows (in thousands):

Year Ending June 30,
2012 (remaining six months)	$1,284
2013	1,551
2014	1,617
2015	1,501
2016	1,505
Thereafter	2,371
Total future minimum lease payments	$9,829

The operating lease obligations have been reduced by future minimum sublease rental income of $0.3 million in the remaining six months of 2012 and $0.4 million in 2013, respectively.

Litigation  — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. Although the Company currently believes that the ultimate outcome of any of these claims and proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position or overall trends in results of operations, litigation is subject to inherent uncertainty. If an unfavorable ruling occurs in any of the legal proceedings described below, our financial position and results of operations and cash flows could be negatively affected. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. With respect to each of the matters below, the Company has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at June 30, 2012. As the Company continues to monitor these matters, however, the Company's determination could change and the Company may decide a different reserve is appropriate in the future.

Philip Steven Melman filed a complaint against the Company and the Company's Chief Executive Officer on December 7, 2009 in the Superior Court for Santa Clara County. In the complaint, Mr. Melman alleges wrongful discharge based on discrimination, fraud, breach of contract and similar theories, in connection with the termination of Mr. Melman's employment with the Company. The complaint seeks compensatory and punitive damages, any other available remedies, as well as attorney's fees and costs. On August 15, 2011, the court issued a definitive ruling granting the Company’s motion for summary judgment, which final order for this ruling was entered by the court on November 9, 2011. On March 20, 2012, Mr. Melman filed an opening brief with the Court of Appeals for Santa Clara County appealing this ruling. The Company believes the appeal is without merit and intend to vigorously oppose it.

Global Software Services, Inc., a Palestinian corporation (“GSSI”), filed a complaint against the Company on February 16, 2010 in the Superior Court for Santa Clara County. In the complaint, GSSI alleged that the Company failed to pay GSSI amounts owed under a Professional Services Agreement pursuant to which GSSI was providing software-related development and support services to the Company. In addition, GSSI alleged that the Company interfered with GSSI’s business relationships and employee relationships, and engaged in unfair business practices in violation of Business & Professions Code Section 17200. The complaint sought compensatory and punitive damages, disgorgement and restitution, injunctive relief and any other available equitable remedies, as well as attorney's fees and costs. On December 2, 2010, the court dismissed GSSI's action with prejudice. On April 14, 2011, Global Software Systems, LLC ("GSS LLC") filed a Notice of Motion to Intervene in the same matter. On May 4, 2011, Andre Hawit, chief executive officer of GSSI and president of GSS LLC, filed a complaint (as a cross-cross complainant) against the Company, the Company's Chief Executive Officer and an employee in the same matter before the Superior Court for Santa Clara County. Both Mr. Hawit and GSS LLC were pursuing claims arising in connection with the subject matter of the lawsuit originally filed by GSSI. Specifically, Mr. Hawit's cross-cross complaint alleged that the Company interfered with his economic relationship with GSSI and that the Company engaged in unfair business practices in violation of Business and Professions Code Section 17200. He sought compensatory damages, punitive damages, restitution and attorney fees and costs. GSS LLC alleged that it was an assignee of the rights of GSSI and that the court should grant it relief from the default judgment entered against GSSI and permit it to pursue those claims as an assignee. In August 2011, the court denied all previously filed motions to set aside the dismissal and for GSS LLC to intervene in the action. GSSI and Mr. Hawit filed a notice that they intended to appeal these rulings. On March 26, 2012, the court dismissed the appeals by GSSI and Mr. Hawit, which orders were entered on April 5, 2012.  On April 5, 2012, the court dismissed with prejudice Mr. Hawit’s complaints against the Company, the Company's Chief Executive Officer and the employee, which orders were entered by the court on May 2, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “target” or “continue,” the negative effect of terms like these or other similar expressions. Any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, which may be provided by us are also forward-looking statements. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth at the end of Item 1A included in this Quarterly Report on Form 10-Q.

Overview

We analyze our customers’ IC design and manufacturing processes to identify, quantify, and correct the issues that cause yield loss to improve our customers’ profitability by improving time-to-market, increasing yield and reducing total design and manufacturing costs. We package our solutions in various ways to meet our customers’ specific business and budgetary needs, each of which provides us various revenue streams. We receive a mix of fixed fees and variable, performance-based fees for the vast majority of our yield improvement solutions. The fixed fees are typically reflective of the length of time and the resources needed to characterize a customer’s manufacturing process and receive preliminary results of proposed yield improvement suggestions. The variable fee, or what we call gainshare, usually depends on our achieving certain yield targets by a deadline.  Variable fees are currently typically tied to wafer volume on the node and size of the manufacturing facility where we performed the yield improvement solutions. We receive license fees and service fees for related installation, integration, training, and maintenance and support services for our software that we license on a stand-alone basis.

Industry Trend

We believe that logic foundries invested in leading edge nodes and capacity in 2010 and 2011, even though utilization rates fluctuated in 2011. This investment trend resulted in an increase in our business and improved results of operations in 2011 and the first half of 2012. Although to date in 2012 there is no clear trend regarding utilization, we may experience fluctuations in our results of operations if there is continued consolidation of foundries and fabless companies around the world, any major new foundries enter the market or any of our manufacturing customers experience a decrease in orders.

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

Financial Highlights

Financial highlights for the three months ended June 30, 2012 were as follows:

•
Total revenues for the three months ended June 30, 2012 were $22.5 million, an increase of $5.3 million, or 31%, compared to $17.2 million for the three months ended June 30, 2011. Design-to-silicon-yield solutions revenues for the three months ended June 30, 2012 were $13.8 million, an increase of $0.8 million, or 6%, compared to $13.0 million for the three months ended June 30, 2011. The increase in Design-to-silicon-yield solutions revenues was primarily the result of increased business activity during the period. Gainshare performance incentives revenues for the three months ended June 30, 2012 were $8.7 million, an increase of $4.5 million, or 110%, compared to $4.2 million for the three months ended June 30, 2011. The increase in revenues from Gainshare performance incentives was primarily the result of higher wafer volumes at customer manufacturing facilities.

•
Net income for the three months ended June 30, 2012 was $4.8 million, compared to net loss of $(0.1) million for the three months ended June 30, 2011. The increase in net income was primarily attributable to a significant increase in revenues.

•
Net income per basic and diluted share was $0.17 and $0.16, respectively, for the three months ended June 30, 2012 compared to net loss per basic and diluted share of $(0.00) for the three months ended June 30, 2011, an increase of  $0.17 and $0.16 per basic and diluted share, respectively.

•
Cash, cash equivalents and investments increased $4.1 million from $46.8 million at December 31, 2011 to $50.9  million at June 30, 2012,  primarily due to increase in cash from operating activities during the period.

Financial highlights for the six months ended June 30, 2012 were as follows:

•
Total revenues for the six months ended June 30, 2012 was $43.2 million, an increase of $11.0 million, or 34%, compared to total revenues of $32.2 million for the six months ended June 30, 2011. Design-to-silicon-yield solutions revenues for the six months ended June 30, 2012 was $27.2 million, an increase of $3.6 million, or 15%, compared to $23.6 million for the six months ended June 30, 2011. The increase in Design-to-silicon-yield solutions revenues was primarily the result of increased business activity during the period. Gainshare performance incentives revenues for the six months ended June 30, 2012 was $16.0 million, an increase of $7.4 million, or 86%, compared to gainshare performance incentive revenues of $8.6 million for the six months ended June 30, 2011.  The increase in gainshare performance incentives was primarily the result of higher number of projects reaching performance measures for achieving gainshare and higher wafer volumes at customer manufacturing facilities.

•
Net income for the six months ended June 30, 2012 was $8.3 million, compared to net loss of $(0.9) million for the six months ended June 30, 2011. The increase in net income was primarily attributable to a significant increase in revenues.

•
Net income per basic and diluted share was $0.29 and $0.28, respectively, for the six months ended June 30, 2012 compared to net loss per basic and diluted share of $(0.03) for the six months ended June 30, 2011, an increase of  $0.32 and $0.31 per basic and diluted share, respectively.

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

General

Our discussion and analysis of our financial conditions, results of operations and cash flows are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The most significant estimates and assumptions relate to revenue recognition, stock-based compensation and the realization of deferred tax assets. Actual amounts may differ from such estimates under different assumptions or conditions.

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

We generate a significant portion of our Design-to-silicon-yield solutions revenues from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require reliable estimation of costs to perform obligations and the overall scope of each engagement. Revenues under project–based contracts for solution implementation services are recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. Revenues under certain time-based contracts for solution implementation services are recognized under the proportional performance method. Losses on solution implementation contracts are recognized in the period when they become evident. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contracts were executed. Any such reductions in contract margin could have a material negative impact on our operating results.  On occasion, we license our software products as a component of our fixed price service contracts. In such instances, the software products are licensed to customers over a specified term of the agreement with support and maintenance to be provided at each customer's option over the license term. The amount of product and service revenue recognized in a given period is affected by our judgment as to whether an arrangement includes multiple deliverables and, if so, our determination of the fair value of each deliverable. In general, vendor-specific objective evidence of selling price (“VSOE”)  does not exist for our solution implementation services and software products and because our services and products include our unique technology, we are not able to determine third-party evidence of selling price (“TPE”). Therefore, in such circumstances, we use best estimated selling prices (“BESP”) in our allocation of arrangement consideration. In determining BESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. We typically arrive at BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting. After fair value is established for each deliverable, the total transaction amount is allocated to each deliverable based upon its relative fair value. Fees allocated to solution implementation services are recognized using the cost-to-cost percentage of completion method of contract accounting. Fees allocated to software and related support and maintenance are recognized under software revenue recognition guidance.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Design-to-silicon-yield solutions	61%	76%	63%	73%
Gainshare performance incentives	39	24	37	27
Total revenues	100%	100%	100%	100%
Costs of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	39	42	40	43
Amortization of acquired technology	1	1	1	1
Total costs of design-to-silicon-yield solutions	40	43	41	44
Gross Profit	60	57	59	56
Operating expenses:
Research and development	15	22	15	23
Selling, general and administrative	21	31	23	31
Amortization of other acquired intangible assets	—	—	—	—
Restructuring charges (credits)	—	(1)	—	—
Total operating expenses	36	52	38	54
Income from operations	24	5	21	2
Interest and other income (expense), net	1	—	—	(1)
Income before taxes	25	5	21	1
Income tax provision	4	5	2	3
Net income (loss)	21%	—%	19%	(2)%

Comparison of the Three Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,		$	%
Revenues	2012	2011	Change	Change
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$13,793	$13,003	$790	6%
Gainshare performance incentives	8,738	4,157	4,581	110%
Total	$22,531	$17,160	$5,371	31%

Design-to-Silicon-Yield Solutions. Design-to-silicon-yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-silicon-yield solutions revenue increased $0.8 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to an increase in fixed fee integrated solutions, the result of increased business activity in the period.  Our Design-to-silicon-yield solutions revenues may fluctuate in the future and are dependent on a number of factors, including the semiconductor industry’s acceptance of our products, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets including photovoltaic and LED, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own businesses or, in some cases, take advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

  Gainshare Performance Incentives. Gainshare performance incentives revenue represents profit sharing and performance incentives earned based upon our customers reaching certain defined operational levels. Revenue derived from gainshare performance incentives increased $4.5 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  The increase was primarily the result of a higher number of projects reaching performance measures for achieving gainshare and higher wafer volumes at customers’ manufacturing facilities. The revenue from gainshare performance incentives was generated from eight customers and eleven engagements for the three months ended June 30, 2012 and six customers and six engagements for the three months ended June 30, 2011. Our gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for gainshare performance incentives.

	Three Months Ended June 30,		$	%
Cost of Design-to-Silicon-Yield Solutions	2012	2011	Change	Change
(In thousands, except for percentages)
Direct costs of design-to-silicon-yield solutions	$8,801	$7,263	$1,538	21%
Amortization of acquired technology	105	156	(51)	(33)%
Total	$8,906	$7,419	$1,487	20%

Costs of Design-to-Silicon-Yield Solutions. Costs of Design-to-silicon-yield solutions consist of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization of acquired technology.

Direct Costs of Design-to-Silicon-Yield Solutions.  Direct costs of Design-to-silicon-yield solutions consist of services costs and software license costs. Services costs consist of material, labor, overhead costs, and stock-based compensation charges associated with solution implementations. Costs include purchased materials, employee compensation and related benefits, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products and expenses incurred to produce and distribute our product documentation. Direct costs of Design-to-silicon-yield solutions increased $1.5 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase was primarily due to an increase of $1.7 million in personnel expense, which was the result of additional headcount needed to support the growth in revenue-generating engagements and an increase of $0.2 million in travel expense related to increased project activity, only slightly offset by a decrease of $0.3 million in third-party software royalty expense.

Amortization of Acquired Technology. Amortization of acquired technology consists of amortization of intangible assets acquired as a result of certain business combinations. Amortization of acquired technology expense was $105,000 for the three months ended June 30, 2012 and $156,000 for the three months ended June 30, 2011. The decrease was primarily due to certain  intangible assets being fully amortized. As of June 30, 2012, all acquired technology intangible assets have been fully amortized.

	Three Months Ended June 30,		$	%
Research and Development	2012	2011	Change	Change
(In thousands, except for percentages)
Research and development	$3,291	$3,717	$(426)	(11)%

Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations, and stock-based compensation charges. Research and development expenses decreased $0.4 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to the decrease in personnel-related and outside service expenses, a result of the decrease in research and development activities due to the timing of research and development projects. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the size and the timing of product development projects and revenue generating activity requirements.

	Three Months Ended June 30,		$	%
Selling, General and Administrative	2012	2011	Change	Change
(In thousands, except for percentages)
Selling, general and administrative	$4,719	$5,242	$(523)	(10)%

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses decreased $0.5 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to lower accounting fees and a decrease in legal-related activities. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

	Three Months Ended June 30,		$	%
Amortization of Other Acquired Intangible Assets	2012	2011	Change	Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$51	$51	$—	—%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets remained flat for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. We anticipate amortization of other acquired intangible assets to be $73,000 in the remaining six months in 2012, $74,000 in 2013, and $30,000 in 2014.

	Three Months Ended June 30,		$	%
Restructuring Charges (Credits)	2012	2011	Change	Change
(In thousands, except for percentages)
Restructuring charges (credits)	$91	$(122)	$213	175%

Restructuring Charges (Credits). For the three months ended June 30, 2012, we incurred restructuring charges of $0.1 million, which is primarily related to restructuring additional square footage of office facilities. For the three months ended June 30, 2011, the Company reversed $0.1 million of restructuring charges due to the sublease of certain previously restructured facilities earlier than previously estimated.

	Three Months Ended June 30,		$	%
Interest and Other Income (Expense), net	2012	2011	Change	Change
(In thousands, except for percentages)
Interest and other income (expense), net	$155	$(32)	$187	584%

Interest and Other Income (Expense), Net.  For the three months ended June 30, 2012, we recorded interest and other income, net of $0.2 million as compared to interest and other expense, net of $32,000 for the three months ended June 30, 2011. The interest and other income, net for the three months ended June 30, 2012 was primarily related to $0.4 million of gains related to the Euro to U.S. Dollar exchange rate, offset by unrealized losses on auction-rate securities, available-for-sale of $0.2 million. The interest and other loss, net for the three months ended June 30, 2011 was primarily related to losses related to the Euro to U.S. Dollar exchange rate. We anticipate interest and other income (expense), net will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

	Three Months Ended June 30,		$	%
Income Tax Provision	2012	2011	Change	Change
(In thousands, except for percentages)
Income tax provision	$808	$922	$(114)	(12)%

Income Tax Provision. Our income tax provision primarily consists of foreign withholding taxes, statutory taxes associated with our foreign subsidiaries, and changes in unrecognized tax benefits.  On a quarterly basis, we evaluate our expected income tax provision based on our year-to-date operations, and record an adjustment in the current quarter. Income tax provision decreased $0.1 million for the three months ended June 30, 2012 compared to three months ended June 30, 2011, primarily due to a decrease in foreign withholding taxes. Income tax provision for the three months ended June 30, 2012 and 2011 primarily consisted of foreign withholding taxes, statutory taxes and changes in unrecognized tax benefits.

Comparison of the Six Months Ended June 30, 2012 and 2011

	Six Months Ended June 30,		$	%
Revenues	2012	2011	Change	Change
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$27,179	$23,570	$3,609	15%
Gainshare performance incentives	15,995	8,607	7,388	86%
Total	$43,174	$32,177	$10,997	34%

Design-to-Silicon-Yield Solutions. Design-to-silicon-yield solutions revenue increased $3.6 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to an increase in fixed fee integrated solutions, the result of increased business activity in the period. Our Design-to-silicon-yield revenues may fluctuate in the future and are dependent on a number of factors, including the semiconductor industry’s acceptance of our products, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets including photovoltaic and LED, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own businesses or, in some cases, take advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

Gainshare Performance Incentives. Revenue derived from gainshare performance incentives increased $7.4 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  The increase was primarily the result of a higher number of projects reaching performance measures for achieving gainshare and higher wafer volumes at customers’ manufacturing facilities. The revenue from gainshare performance incentives was generated from eight customers and eleven engagements for the six months ended June 30, 2012 and six customers and six engagements for the six months ended June 30, 2011. Our gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for gainshare performance incentives.

	Six Months Ended June 30,		$	%
Cost of Design-to-Silicon-Yield Solutions	2012	2011	Change	Change
(In thousands, except for percentages)
Direct costs of design-to-silicon-yield solutions	$17,373	$13,701	$3,672	27%
Amortization of acquired technology	261	312	(51)	(16)%
Total	$17,634	$14,013	$3,621	26%

Direct Costs of Design-to-Silicon-Yield Solutions.  Direct costs of Design-to-silicon-yield solutions increased $3.7 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase was primarily due to an increase of $3.6 million in personnel expense, which was the result of additional headcount needed to support the growth in revenue-generating engagements and an increase of $0.3 million in travel expense related to increased project activity, only slightly offset by a decrease of $0.3 million in third-party software royalty expense.

Amortization of Acquired Technology. Amortization of acquired technology expense was $261,000 for the six months ended June 30, 2012 and $312,000 for the six months ended June 30, 2011. The decrease was primarily due to certain intangible assets being fully amortized. As of June 30, 2012, all acquired technology intangible assets have been fully amortized.

	Six Months Ended June 30,		$	%
Research and Development	2012	2011	Change	Change
(In thousands, except for percentages)
Research and development	$6,448	$7,544	$(1,096)	(15)%

Research and Development. Research and development expenses decreased $1.1 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to the decrease in personnel-related and outside service expenses, a result of the decrease in research and development activities due to the timing of research and development projects. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects and revenue generating activity requirements.

	Six Months Ended June 30,		$	%
Selling, General and Administrative	2012	2011	Change	Change
(In thousands, except for percentages)
Selling, general and administrative	$9,624	$10,081	$(457)	(5)%

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.5 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to a decrease of $1.2 million in lower accounting fees and decreased legal-related activities, partially offset by an increase of $0.7 million in personnel-related expense due to increase in headcount.

	Six Months Ended June 30,		$	%
Amortization of Other Acquired Intangible Assets	2012	2011	Change	Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$102	$102	$—	—%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets remains flat for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. We anticipate amortization of other acquired intangible assets to be $73,000 in the remaining six months in 2012, $74,000 in 2013, and $30,000 in 2014.

	Six Months Ended June 30,		$	%
Restructuring Charges (Credits)	2012	2011	Change	Change
(In thousands, except for percentages)
Restructuring charges (credits)	$83	$(133)	$216	162%

Restructuring Charges (Credits).   For the six months ended June 30, 2012, we incurred restructuring charges of $0.1 million, which is primarily related to a decision to restructure additional square footage of office facilities.  For the six months ended June 30, 2011, the Company reversed $0.1 million of restructuring charges due to the sublease of certain previously restructured facilities earlier than previously estimated.

	Six Months Ended June 30,		$	%
Interest and Other Income (Expense), Net	2012	2011	Change	Change
(In thousands, except for percentages)
Interest and other income (expense), net	$13	$(411)	$424	103%

Interest and Other Income (Expense), Net.  For the six months ended June 30, 2012, we recorded interest and other income, net of $13,000 as compared to interest and other expense, net of $0.4 million for the six months ended June 30, 2011. The interest and other income, net for the six months ended June 30, 2012 was primarily related to $0.2 million of gains related to the Euro to U.S. Dollar exchange rate, offset by unrealized losses on auction-rate securities, available-for-sale of $0.2 million. The interest and other expense, net for the six months ended June 30, 2011 was primarily related to losses related to the Euro to U.S. Dollar exchange rate. We anticipate interest and other income (loss), net will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

	Six Months Ended June 30,		$	%
Income Tax Provision	2012	2011	Change	Change
(In thousands, except for percentages)
Income tax provision	$977	$1,018	$(41)	(4)%

Income Tax Provision. Income tax provision decreased $41,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to a decrease in foreign withholding taxes. Income tax provision for the six months ended June 30, 2012 and 2011 primarily consisted of foreign withholding taxes, statutory taxes and changes in unrecognized tax benefits.

Liquidity and Capital Resources

Operating Activities

Cash flows used in operating activities of $5.5 million for the six months ended June 30, 2012 consisted primarily of net income of $8.3 million and non-cash charges of $2.9 million that was offset by $5.7 million of cash flow decreases reflected in the net change of operating assets and liabilities.  Non-cash charges consisted primarily of stock-based compensation of $2.2 million, amortization of acquired intangible assets of $0.4 million, depreciation of $0.2 million, impairment of auction-rate securities of $0.2 million, partially offset by purchases of treasury stock of $0.2 million for employee income tax withholdings due upon vesting of restricted stock units. Cash flow decreases resulting from the net change in operating assets and liabilities primarily consisted of $5.6 million increase in accounts receivable, a $0.4 million increase in prepaid expense and other assets, a $0.3 million decrease in accrued and other liabilities, a $0.3 million decrease in deferred revenues, and a $1.2 million decrease in billings in excess of recognized revenue, partially offset by a $2.1 million increase in accrued compensation and related benefits.  The $7.1 million combined cash flow decrease resulted from the increase in accounts receivable and decrease in combined billings in excess of recognized revenues and deferred revenue due to the timing of billing milestones and payments received.

Cash flows from operating activities of $3.9 million for the six months ended June 30, 2011 consisted primarily of net loss of $0.9 million that was offset by $2.7 million of non-cash charges and $2.1 million of cash flow increases reflected in the net change of operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $2.6 million, amortization of acquired intangible assets of $0.4 million and depreciation of $0.2 million, partially offset by purchases of treasury stock of $0.3 million for employee income tax withholdings due upon vesting of restricted stock units and deferred taxes of $0.2 million.  Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a decrease of $1.3 million of accounts receivable, a $0.7 million increase in accrued compensation, a $0.3 million increase in accounts payable, and a $0.2 million increase in billings in excess of recognized revenue, partially offset by $0.3 million increase in prepaid expenses and other assets, and a $0.1 million decrease in deferred revenue.  The $1.3 million combined cash flow increase resulted from the decrease in accounts receivable and decrease in billings in excess of recognized revenues due to the timing of billing milestones and payments received. The increase in accrued compensation primarily reflects employee stock purchase plan contribution levels prior to purchase of Company stock next quarter and accrued costs related to the separation of the Company’s Chief Administration Officer in the second quarter of 2011.

Investing Activities

Cash flows used in investing activities of $0.6 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively, consisted of payments for capital expenditures.

Financing Activities

Cash flows used in financing activities of $0.6 million for the six months ended June 30, 2012 consisted primarily of repurchases of 227,000 shares of our common stock for $2.0 million on the open market during the period, offset by $0.9 million of proceeds from the exercise of stock options and $0.5 million of proceeds from our Employee Stock Purchase Plan.

Cash flows provided by financing activities of $0.2 million for the six months ended June 30, 2011 consisted primarily of repurchases of 168,000 shares of our common stock for $1.0 million on the open market during the period and $0.1 million of principal payments on debt obligations, offset by $0.4 million of proceeds from the exercise of stock options and $0.4 million of proceeds from our Employee Stock Purchase Plan.

Liquidity

As of June 30, 2012, our working capital, defined as total current assets less total current liabilities, was $65.9 million, compared with $57.2 million as of December 31, 2011. Cash and cash equivalents were $50.2 million as of June 30, 2012, compared to $46.0 million as of December 31, 2011.  As of June 30, 2012 and December 31, 2011, cash and cash equivalents held by our foreign subsidiaries were not material. We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to repurchase common stock or fund potential investments in, or acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.

As of June 30, 2012, our short-term investments included auction-rate securities with a fair value of $784,000. The auction-rate securities are measured at fair value using significant unobservable inputs (Level 3 inputs) and accounted for approximately 3% of total assets that are measured at fair value on a recurring basis. See Note 13 to “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q for further discussion.

Off-Balance Sheet Agreements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.

We indemnify certain customers from third-party claims of intellectual property infringement relating to the use of our products. Historically, costs related to these guarantees of indemnification have not been significant. We are unable to estimate the maximum potential impact of these guarantees on our future results of operations.

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligations (1)	2012 (remaining six months)	2013	2014	2015	2016	Thereafter	Total
Operating lease obligations (2)	1,284	1,551	1,617	1,501	1,505	2,371	$9,829

(1)
The contractual obligation table above excludes liabilities for uncertain tax positions of $2.7 million, which are not practicable to assign to any particular years, due to the inherent uncertainty of the tax positions.  See Note 9 of “Notes to Consolidated Financial Statements” for further discussion.

(2)	The operating lease obligations have been reduced by future minimum sublease rental income of $0.3 million in 2012 and $0.4 million in 2013, respectively.

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

Interest Rate Risk.   As of June 30, 2012, we had cash and cash equivalents of $50.2 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at June 30, 2012 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

As of June 30, 2012 we held auction-rate securities with a par value of $1.0 million. Auction-rate securities are variable rate debt instruments whose interest rates are reset through a “Dutch” auction process at regular intervals, typically every 28 days. A portion of these securities are insured by third party bond insurers and are collateralized by student loans guaranteed by governmental agencies and private entities. The liquidity of the securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. All auction-rate securities we hold have been failing to sell at auction since February 2008 due to an insufficient number of bidders. Therefore we reviewed the value of these securities for impairment. In addition, during the three months ended June 30, 2012, the Company’s management made the decision to sell the securities based on its assessment of improving market conditions. Consequently, the cumulative impairment related to these auction-rate-securities of $216,000 was therefore considered to be other-than-temporary and is recorded in interest and other income (expense), net in the condensed consolidated statement of operations during the three months ended June 30, 2012. Based on recent market stabilization and strengthening, we do not expect to sell these securities materially below their current estimated fair values. If market conditions worsen, however, we may have to further adjust the estimated fair value and record additional impairment charges to earnings in future periods.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates on foreign denominated payables as of June 30, 2012 would result in a loss of approximately $0.6 million. As of June 30, 2012, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2012 in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of June 30, 2012, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Item 3, “Legal Proceedings,” on page 16 of our Annual Report on Form 10-K for the year ended December 31, 2011, provides information on certain legal proceedings and claims in which we are involved. Other than as set forth below, there have been no subsequent material developments to these matters or that information.

With respect to the claim filed by Mr. Melman against us and our Chief Executive Officer on December 7, 2009 in the Superior Court for Santa Clara County, the court issued a definitive ruling on August 15, 2011 granting our motion for summary judgment, which final order for this ruling was entered by the court on November 9, 2011.  On March 20, 2012, Mr. Melman filed an opening brief with the Court of Appeals for Santa Clara County appealing this ruling. We believe the appeal is without merit and intend to vigorously oppose it.

With respect to the claim filed by Global Software Services, Inc. against us and our Chief Executive Officer in the Superior Court for Santa Clara County, which was dismissed with prejudice in December 2010, and all previously filed motions to set aside the dismissal and for Global Software Systems, LLC ("GSS LLC") to intervene in the same action, which were denied by the court in August 2011, on March 26, 2012, the court dismissed the appeals by GSSI and Mr. Hawit of these rulings, which orders were entered on April 5, 2012. With respect to the claim filed by Andre Hawit against the Company, our Chief Executive Officer and an employee, on April 5, 2012, the court dismissed with prejudice Mr. Hawit’s complaints against the Company, our Chief Executive Officer, and the employee, which orders were entered by the court on May 2, 2012.

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

Historically, we have had a small number of large customers for our core Design-to-silicon-yield solutions and we expect this to continue in the near term. In the year ended December 31, 2011, three customers accounted for 58% of our revenues, with Global Foundries representing 24%, IBM representing 19% and Samsung representing 15%. In the year ended December 31, 2010, four customers accounted for 60% of our revenues, with Global Foundries representing 19%, Toshiba representing 18%, Samsung representing 12% and IBM representing 11%. In the year ended December 31, 2009, three customers accounted for 47% of our revenues, with IBM representing 19%, Toshiba representing 17% and Global Foundries representing 11%. We could lose a customer due to its decision not to engage us on future process nodes, its decision not to develop its own future process node, or as a result of industry factors, including consolidation. The loss of any of these customers or a decrease in the manufacturing or sales volumes of their products could significantly reduce our total revenue below expectations. Further, if any of these customers default, declare bankruptcy or otherwise delay or fail to pay amounts owed, our results of operations would be negatively affected in the short term and possibly the long term. These customers may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses or, in some cases, take advantage of contractual provisions that permit the suspension of contracted work for some period if their business experiences a financial hardship, which would harm our operating results.  In particular, these events could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers or reassign resources.

If semiconductor designers and manufacturers do not continue to adopt, or they significantly delay adoption of, our Design-to-silicon-yield solutions, our revenues will suffer.

If semiconductor designers and manufacturers do not continue to adopt our Design-to-silicon-yield solutions, both as currently comprised and as we may offer them in the future, our revenues will decline. We may not be successful if we do not continue to enter into agreements with existing customers and new customers that cover a larger number of IC products and processes and manufacturing facilities. If we do not continue to develop customer relationships with companies that are integrated device manufacturers (“IDMs”), fabless semiconductor companies, and foundries, as well as system manufacturers, the market acceptance of our solutions will suffer. Factors that may limit adoption of our Design-to-silicon-yield solutions by semiconductor companies include:

•	our existing and potential customers’ delay in their adoption of the current or next process technology;

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

Decreases in wafer volumes at our customers’ manufacturing sites or the volume of ICs that some of our customers are able to sell to their customers would cause our Gainshare performance incentives revenue to suffer.

Our Gainshare performance incentives revenue is largely determined by wafer volumes at manufacturing sites covered by our contracts and, in some cases, the volume of an IC product that our customer is able to sell to its customers.  Both of these factors are outside of our control.  Further, some of our manufacturing customers’ business is largely dependent on single-source customers.  If those customers reduce orders or move the orders to manufacturing facilities not covered by our contracts, our Gainshare performance incentives revenue will decrease.  Reduced demand for semiconductor products decreases the volume of wafers and, in some cases, products our customers are able to sell, which would also directly decrease our Gainshare performance incentives revenue.  Also, our customers may unilaterally decide to implement changes to their manufacturing processes during the period that is covered by Gainshare performance incentives, which could negatively affect yield results and our revenue.  Since we currently work on a small number of large projects at a specified manufacturing sites and, in some cases, on specific IC products, our results of operations are adversely affected by negative changes at those sites or in those products.  For example, if wafer orders from sites covered by our contracts are not secured by our customers, if an end product does not achieve commercial viability, if a process line or, in some cases, a specific product, do not achieve significant increases in yield or sustain significant volume manufacturing during the time we receive  Gainshare performance incentives, revenues associated with such volumes or products would be negatively impacted.  This could significantly reduce our revenue and results of operations below expectations. In addition, if we work with two directly competitive manufacturing facilities or products, volume in one may offset volume, and thus any of our related Gainshare performance incentives, in the other facility or product.

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

Our stock price has fluctuated widely during the last few years, from a low closing price of $0.97 per share during March 2009 to a high closing price of $10.54 per share during May 2012. A factor in the volatility may be that our historical quarterly operating results have fluctuated. Our future quarterly operating results will likely fluctuate from time to time and may not meet the expectations of securities analysts and investors in some future period, which could cause our stock price to decrease again.  A significant reduction in our stock price negatively impacts our ability to raise equity capital in the public markets and increases the cost to us, as measured by dilution to our existing shareholders, of equity financing. In addition, the reduced stock price also increases the cost to us, in terms of dilution, of using our equity for employee compensation or for acquisitions of other businesses. A greatly reduced stock price could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest, and fewer business development opportunities.  Also, significant volatility in the stock price could be followed by a securities class action lawsuit, which could result in substantial costs and a diversion of our management’s attention and resources.

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

We have in the past expanded and reorganized, at different times, our non-U.S. operations and may in the future continue such expansion or reorganization by establishing or restructuring international subsidiaries, offices, or contractor relationships in locations, if and when, deemed appropriate by our management. Thus, the success of our business is subject to risks inherent in doing business internationally, including in particular:

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

Changes in effective tax rates could negatively affect our operating results and we may not be able to use tax credits before their expiration if we fail to have sufficient future income.

We conduct our business globally and, as a result, are subject to taxation in the United States and foreign countries. Our future tax rates could be affected by numerous factors, including changes in tax laws or the interpretation of such tax laws and changes in accounting policies. Our filings are subject to reviews or audit by the Internal Revenue Service and state, local and foreign taxing authorities. We cannot be sure that any final determination in an audit would not be materially different than the treatment reflected in our historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit, there could be a significant negative effect on our income tax provision and our operating results in the period or periods for which that determination is made. Any changes in our geographical earnings mix in various tax jurisdictions, including those resulting from transfer pricing adjustments, could materially increase our effective tax rate. Furthermore, we maintain deferred tax assets related to federal, state and foreign tax credits. Our ability to use these credits prior to their expiration is dependent upon having sufficient future income.

The uncertainty in the credit markets might impact the value of certain auction-rate securities we have and could negatively affect earnings in the future.

Credit concerns in the capital markets have significantly reduced our ability to liquidate auction-rate securities held by us. The liquidity of the securities has been reduced by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. All auction-rate securities we hold have been failing to sell at auction since February 2008 due to an insufficient number of bidders. We periodically review the value of these securities for impairment. During the second quarter of 2012, the Company’s management made the decision to sell the securities based on its assessment of improving market conditions. Consequently, the cumulative impairment related to these auction-rate-securities is recorded in interest and other income (expense), net. If our assessment of market conditions is wrong or market conditions worsen, it could result in additional impairment, which will negatively affect earnings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended June 30, 2012 (in thousands except per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Month #4 (April 1, 2012 through April 30, 2012)	2	$7.54	2	$6,319
Month #5 (May 1, 2012 through May 31, 2012)	137	8.82	137	$5,113
Month #6 (June 1, 2012 through June 30, 2012)	106	8.68	106	$4,190
Total	245	$8.75	245

(1)
On October 29, 2007, the Board of Directors adopted a program to repurchase up to $10.0 million of the Company’s common stock on the open market. The initial program was for three years, but on October 19, 2010, the Board of Directors authorized an extension of, and an increase in, the program and the aggregate amount available to repurchase between October 19, 2010 and October 29, 2012 was reset to an additional $10.0 million of the Company’s common stock. As of June 30, 2012, 3.6 million shares had been repurchased at the average price of $4.19 per share under this program and $4.2 million remained available for future repurchases.

(2)
Included in the shares indicated in the table above are shares that the Company withheld through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity compensation plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

10.08	Letter regarding extension of the temporary employment offer with Michael Shahbazian with PDF Solutions, Inc., dated May 9, 2012.

31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

PDF SOLUTIONS, INC.

Date: August 9, 2012	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: August 9, 2012	By:	/s/ GREGORY WALKER
Gregory Walker
Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.08	Letter regarding extension of the temporary employment offer with Michael Shahbazian with PDF Solutions, Inc., dated May 9, 2012.

31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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