Form 10-Q/A
period 2012-06-30
PDF SOLUTIONS INC
filed 2012-09-07
CIK 1120914

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 9, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulations S-T. Exhibit 101 to this report furnishes the following items from our Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) the notes to the unaudited Condensed Consolidated Financial Statements.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II. OTHER INFORMATION

Item 6.     Exhibits

Exhibit Number	Description

10.08	Letter regarding extension of the temporary employment offer with Michael Shahbazian with PDF Solutions, Inc., dated May 9, 2012.1

31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.1

31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.1

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document. ††

101.SCH	XBRL Taxonomy Extension Schema Document. ††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ††

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ††

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ††
___________
1	Previously filed as an exhibit to Form 10-Q for the quarter ended June 30, 2012.
†	Previously furnished as an exhibit to Form 10-Q for the quarter ended June 30, 2012.
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

PDF SOLUTIONS, INC.

Date: September 7, 2012	By:	/s/ John K. Kibarian
John K. Kibarian President and Chief Executive Officer (principal executive officer)

Date: September 7, 2012	By:	/s/ Gregory Walker
Gregory Walker Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)