Form 10-Q
period 2012-09-30
PDF SOLUTIONS INC
filed 2012-11-09
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2012

or

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

The number of shares outstanding of the Registrant’s Common Stock as of November 6, 2012 was 29,090,206.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$50,932	$46,041
Short-term investments	500	—
Accounts receivable, net of allowance of $351 and $254, respectively	34,213	20,863
Prepaid expenses and other current assets	3,234	3,717
Total current assets	88,879	70,621
Non-current investments	—	784
Property and equipment, net	3,577	777
Intangible assets, net	126	539
Other non-current assets	1,161	1,663
Total assets	$93,743	$74,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$818	$974
Accrued compensation and related benefits	8,414	5,026
Accrued and other current liabilities	2,539	2,335
Deferred revenues	2,445	2,961
Billings in excess of recognized revenues	783	2,089
Total current liabilities	14,999	13,385
Long-term income taxes payable	3,092	3,489
Other non-current liabilities	162	667
Total liabilities	18,253	17,541
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 33,793 and 32,635, respectively; shares outstanding 29,052 and 28,304, respectively	4	4
Additional paid-in-capital	218,034	208,826
Treasury stock at cost, 4,741 and 4,331 shares, respectively	(26,977)	(22,899)
Accumulated deficit	(115,477)	(128,789)
Accumulated other comprehensive income (loss)	(94)	(299)
Total stockholders’ equity	75,490	56,843
Total liabilities and stockholders’ equity	$93,743	$74,384

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Design-to-silicon-yield solutions	$15,305	$13,903	$42,484	$37,473
Gainshare performance incentives	7,246	3,036	23,241	11,643
Total revenues	22,551	16,939	65,725	49,116

Costs of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	9,457	7,650	26,830	21,350
Amortization of acquired technology	—	156	261	468
Total costs of design-to-silicon-yield solutions	9,457	7,806	27,091	21,818
Gross profit	13,094	9,133	38,634	27,298

Operating expenses:
Research and development	3,203	3,366	9,651	10,912
Selling, general and administrative	4,498	4,158	14,122	14,239
Amortization of other acquired intangible assets	51	51	153	153
Restructuring charges (credits)	—	4	83	(129)
Total operating expenses	7,752	7,579	24,009	25,175

Income from operations	5,342	1,554	14,625	2,123
Interest and other income (expense), net	(179)	201	(166)	(209)
Income before income taxes	5,163	1,755	14,459	1,914
Income tax provision	170	1,129	1,147	2,147
Net income (loss)	$4,993	$626	$13,312	$(233)

Net income (loss) per share:
Basic	$0.17	$0.02	$0.47	$(0.01)
Diluted	$0.17	$0.02	$0.45	$(0.01)

Weighted average common shares:
Basic	28,720	28,124	28,555	28,015
Diluted	30,180	28,348	29,596	28,015

Net income (loss)	$4,993	$626	$13,312	$(233)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	257	(369)	(10	(7)
Reclassification adjustment for other-than-temporary impairment on auction-rate-securities recognized in earnings, net of tax	—	—	216	—
Unrealized gain on investments		66		66
Comprehensive income (loss)	$5,250	$323	$13,518	$(174)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2012	2011

Operating activities:
Net income (loss)	$13,312	$(233)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	316	355
Stock-based compensation expense	3,476	3,787
Amortization of acquired intangible assets	413	621
Deferred taxes	(32)	(87)
Losses on disposal of assets	8	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(187)	(536)
Provision for doubtful accounts	97	—
Gain on sale of investments	(50)	—
Net impairment of investments	75	—
Changes in operating assets and liabilities:
Accounts receivable	(12,692)	1,854
Prepaid expenses and other assets	(811)	(219)
Accounts payable	(281)	(131)
Accrued compensation and related benefits	3,393	182
Accrued and other liabilities	(532)	2
Deferred revenues	(555)	(357)
Billings in excess of recognized revenues	(1,306)	788
Net cash provided by operating activities	4,644	6,026
Investing activities:
Proceeds from the sale of short-term investments	475	—
Purchases of property and equipment	(2,066)	(353)
Net cash used in investing activities	(1,591)	(353)
Financing activities:
Proceeds from exercise of stock options	4,753	2,063
Proceeds from employee stock purchase plan	977	865
Purchases of treasury stock	(3,891)	(2,510)
Principal payments on debt obligations	—	(84)
Net cash provided by financing activities	1,839	334
Effect of exchange rate changes on cash and cash equivalents	(1)	26
Net change in cash and cash equivalents	4,891	6,033
Cash and cash equivalents, beginning of period	46,041	38,154
Cash and cash equivalents, end of period	$50,932	$44,187

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,807	$1,695
Interest	$—	$4

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

The Company generates a significant portion of its Design-to-silicon-yield solutions revenue from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require reliable estimation of costs to perform obligations and the overall scope of each engagement. Revenue under project–based contracts for solution implementation services is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. Revenue under time-based contracts for solution implementation services are recognized under the proportional performance method. Losses on solution implementation contracts are recognized in the period when they become probable. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. On occasion, the Company licenses its software products as a component of its fixed-price service contracts. In such instances, the software products are licensed to customers over a specified term of the agreement with support and maintenance to be provided at each customer's option over the license term. The amount of product and service revenue recognized in a given period is affected by the Company’s judgment as to whether an arrangement includes multiple deliverables and, if so, the Company’s determination of the fair value of each deliverable. In general, vendor-specific objective evidence of selling price (“VSOE”) does not exist for the Company’s solution implementation services and software products and because the Company’s services and products include our unique technology, the Company is not able to determine third-party evidence of selling price (“TPE”). Therefore, in such circumstances the Company uses best estimated selling prices (“BESP”) in the allocation of arrangement consideration. In determining BESP, the Company applies significant judgment as the Company’s weighs a variety of factors, based on the facts and circumstances of the arrangement. The Company typically arrives at BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting. After fair value is established for each deliverable, the total transaction amount is allocated to each deliverable based upon its relative fair value. Fees allocated to solution implementation services are recognized using the cost-to-cost percentage of completion method of contract accounting. Fees allocated to software and related support and maintenance are recognized under software revenue recognition guidance.

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

3. INVESTMENTS

The following table summarizes the Company’s investments at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
Auction-rate securities	$500	$—	$—	$500

	December 31, 2011
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
Auction-rate securities	$1,000	$—	$(216)	$784

As of September 30, 2012 and December 31, 2011, the Company’s investments consisted entirely of auction-rate securities. Please refer to Note 12 “Fair Value Measurements” for further discussion of auction-rate securities.

4. ACCOUNTS RECEIVABLE

Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $9.5 million and $11.0 million as of September 30, 2012 and December 31, 2011, respectively.

5.   PROPERTY AND EQUIPMENT

Property and equipment consists of (in thousands):
	September 30, 2012	December 31, 2011
Property and equipment, net:
Computer equipment	11,996	12,642
Software	3,534	3,543
Furniture, fixtures and equipment	924	1,060
Leasehold improvements	986	926
Test equipment	468	—
Construction-in-progress	2,049	—
	19,957	18,171
Less: accumulated depreciation	(16,380)	(17,394)
Total	3,577	777

The construction-in-progress relates to the construction of test equipment. As of December 31, 2011, the Company had incurred a total of $1.4 million for the construction of test equipment and the amounts were classified as prepaid expense and other current assets. During the quarter ended March 31, 2012, it was determined that the useful life of the test equipment is more than one year. Therefore, the Company reclassified this amount from prepaid expense and other current assets to property and equipment. The Company depreciates the test equipment over the estimated useful life of 5 years as the assets are put in use.

6. INTANGIBLE ASSETS

The following table provides information relating to the intangible assets as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
Acquired Identifiable Intangible	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4	-	5	$11,800	$(11,800)	$—
Brand name		4		510	(510)	—
Customer relationships and backlog	1	-	6	3,420	(3,417)	3
Patents and applications		7		1,400	(1,277)	123
Other acquired intangibles		4		255	(255)	—
Total				$17,385	$(17,259)	$126

	December 31, 2011
Acquired Identifiable Intangible	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4	-	5	$11,800	$(11,539)	$261
Brand name		4		510	(510)	—
Customer relationships and backlog	1	-	6	3,420	(3,320)	100
Patents and applications		7		1,400	(1,222)	178
Other acquired intangibles		4		255	(255)	—
Total				$17,385	$(16,846)	$539

For the three months ended September 30, 2012 and 2011, intangible asset amortization expense was $51,000 and $207,000, respectively. For the nine months ended September 30, 2012 and 2011, intangible asset amortization expense was $413,000 and $621,000, respectively.

The Company expects the annual amortization of intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2012 (remaining three-month period)	$22
2013	74
2014	30
Total	$126

Intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the three months and nine months ended September 30, 2012 and 2011, there were no indicators of impairment related to the Company’s intangible assets.

7. STOCKHOLDERS’ EQUITY

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods of the applicable stock purchase rights and stock options, generally four years. Stock-based compensation expenses before taxes related to the Company’s stock plans and employee stock purchase plan were allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of design-to-silicon-yield solutions	$513	$521	$1,264	$1,511
Research and development	288	356	726	1,036
Selling, general and administrative	452	316	1,486	1,240
Stock-based compensation expenses	$1,253	$1,193	$3,476	$3,787

The Company estimated the fair value of share-based awards granted during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

Stock Plans:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected life (in years)	4.58	—	4.82	4.94
Volatility	57.42%	—	59.41%	61.02%
Risk-free interest rate	0.66%	—	0.77%	1.66%
Expected dividend	—	—	—	—
Weighted average fair value per share of share-based awards granted during the period	$4.77	$—	$4.26	$3.17

The Company granted no share-based awards during the three months ended September 30, 2011.

Employee Stock Purchase Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected life (in years)	1.25	1.25	1.25	1.25
Volatility	51.92%	43.75%	51.59%	46.66%
Risk-free interest rate	0.19%	0.27%	0.18%	0.36%
Expected dividend	—	—	—	—
Weighted average fair value of purchase rights granted during the period	$3.46	$2.03	$2.99	$2.06

On September 30, 2012, the Company has in effect the following stock-based compensation plans:

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

As of September 30, 2012, 3.4 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 1.7 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.2 million shares that were subject to awards previously made under the 2001 Plan and were forfeited or expired after adoption of the 2011 Plan through September 30, 2012.  As of September 30, 2012, there were no outstanding awards that had been granted outside of the 2011, 2001 or the IDS Plans (collectively, the "Stock Plans").

Stock option activity under the Company’s Stock Plans during the nine months ended September 30, 2012 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2012	3,872	$5.91
Granted	1,180	8.66
Exercised	(874)	5.44
Canceled	(140)	6.04
Expired	(44)	9.78
Outstanding, September 30, 2012	3,994	6.79	7.62	$27,608
Vested and expected to vest, September 30, 2012	3,658	6.73	7.49	$25,499
Exercisable, September 30, 2012	1,742	6.71	6.08	$12,209

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $13.66 per share as of September 30, 2012, which would have been received by the option holders had all “in-the-money” option holders exercised their options as of that date. The total intrinsic value of options exercised during the nine months ended September 30, 2012 was $4.6 million.

As of September 30, 2012, there was $6.6 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of shares vested during the three months and nine months ended September 30, 2012 was $0.8 million and $1.9 million, respectively.

Nonvested restricted stock units activity during the nine months ended September 30, 2012 was as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, January 1, 2012	303	$7.82
Granted	339	8.71
Vested	(82)	9.66
Forfeited	(22)	7.70
Nonvested, September 30, 2012	538	8.10

As of September 30, 2012, there was $3.2 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 3.1 years.

Employee Stock Purchase Plan — In July 2001, the Company adopted a ten-year Employee Stock Purchase Plan (“Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The Purchase Plan consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Under the Purchase Plan, on January 1 of each year, starting with 2002, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. At the annual meeting of stockholders on May 18, 2010, the Company’s stockholders approved an amendment to the Purchase Plan to extend it through May 17, 2020.  During the three months and the nine months ended September 30, 2012, a total of 104,000 and 202,000 shares, respectively, were issued at a weighted-average purchase price of $4.89 and $4.85 per share, respectively, under the Purchase Plan. During the three months and the nine months ended September 30, 2011, a total of 103,000 and 414,000 shares, respectively, were issued at a weighted-average purchase price of $4.23 and $2.05 per share, respectively, under the Purchase Plan.  As of September 30, 2012, there was $0.3 million of unrecognized compensation cost related to the Purchase Plan. That cost is expected to be recognized over a weighted average period of 1.3 years. As of September 30, 2012, 1.5 million shares were available for future issuance under the Purchase Plan.

Stock Repurchase Program — On October 29, 2007, the Board of Directors adopted a program to repurchase up to $10.0 million of the Company’s common stock on the open market. The initial program was for three years, but on October 19, 2010, the Board of Directors authorized an extension of, and an increase in, the program and the aggregate amount available to repurchase between October 19, 2010 and October 29, 2012 was reset to $10.0 million of the Company’s common stock, meaning a total of $19.3 million was available. As of September 30, 2012, 3.8 million shares had been repurchased at the average price of $4.52 per share, a total purchase price of $17.0 million, under this program. The program expired on October 29, 2012. On November 8, 2012, the Board of Directors adopted a new program to repurchase up to $20.0 million of the Company’s common stock on the open market over the next two years.

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

 The following table summarizes the activities of these restructuring liabilities (in thousands) for the periods covered below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$697	$943	$728	$1,379
Restructuring charges (credits)	—	4	83	(129)
Adjustments	4	11	170	28
Cash payments	(134)	(131)	(414)	(451)
Ending balance	$567	$827	$567	$827

The balance as of September 30, 2012 consists of $0.5 million of facility exit costs and $0.1 million of severance costs. The balance as of December 31, 2011 consists of $0.6 million of facility exit costs and $0.1 million of severance costs. The adjustments primarily represent deferred rent balances recognized at the cease-use-date during the period.

As of September 30, 2012, the remaining accrual of $0.6 million was included in accrued liabilities and other current. As of December 31, 2011, of the remaining accrual of $0.7 million, $0.5 million was included in accrued and other current liabilities and $0.2 million was included in other non-current liabilities. Accrued facility exit expenses will be paid in accordance with the lease payment schedule through 2013.

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

The Company classifies its liabilities related to unrecognized tax benefits as long-term. The Company includes interest and penalties related to unrecognized tax benefits within the Company’s income tax provision. As of September 30, 2012 and December 31, 2011, the Company had accrued for payment of interest and penalties related to unrecognized tax benefits of $381,000 and $442,000, respectively.

Income tax provision decreased $1 million for the nine months ended September 30, 2012 to $1.1 million as compared to an income tax provision of $2.1 million for the nine months ended September 30, 2011 due primarily to a $0.5 million refund of previous paid withholding tax and a reduction in current year withholding tax estimate. The income tax provision for both the nine months ended September 30, 2012 and the nine months ended September 30, 2011 primarily consisted of foreign withholding taxes, statutory taxes and changes in unrecognized tax benefits. The difference in effective tax rate of 7.9% for the nine months ended September 30, 2012 and 56.5% for the year ended December 31, 2011 is primarily due to the impact of the valuation allowance on its U.S. deferred tax assets.

The Company’s total amount of unrecognized tax benefits as of September 30, 2012 was $9.5 million, of which $2.7 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits as of December 31, 2011 was $9.6 million, of which $3.0 million, if recognized, would affect the Company's effective tax rate. As of September 30, 2012, the Company has recognized a net amount of $3.1 million as long-term taxes payable for unrecognized tax benefits in its condensed consolidated balance sheet.

 The Company reviewed its conclusions about the appropriate amount of its deferred income tax asset valuation allowance in light of circumstances existing in current periods and considering the expected future period results. If in the future, we determine based on our future profitability that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods. A continued improvement in the Company's financial performance and expected future period results could result in a reversal of the valuation allowance in the near future.

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

10. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by weighted average number of common shares outstanding for the period (excluding outstanding stock options and shares subject to repurchase). Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding for the period plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases in which the effect would be anti-dilutive. There are no dilutive shares included during the nine months ended September 30, 2011 due to the net loss for the period. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of the tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands except per share amount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$4,993	$626	$13,312	$(233)
Denominator:
Basic weighted average common shares outstanding	28,720	28,124	28,555	28,015
Dilutive effect of equity incentive plans	1,460	224	1,041	—
Diluted weighted average common shares outstanding	30,180	28,348	29,596	28,015
Net income (loss) per share:
Basic	$0.17	$0.02	$0.47	$(0.01)
Diluted	$0.17	$0.02	$0.45	$(0.01)

The following table sets forth potential shares of common stock that are not included in the diluted net income ( loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Outstanding options	1,229	3,553	1,633	2,198
Nonvested restricted stock units	9	332	24	245
Employee Stock Purchase Plan	—	—	—	21
Total	1,238	3,885	1,657	2,464

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2012	2011	2012	2011
A	35%	22%	39%	22%
B	25%	16%	21%	18%
C	11%	14%	12%	15%

The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	September 30, 2012	December 31, 2011
A	43%	34%
B	28%	23%
C	* %	10%

*  represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

United States	10,877	5,514	26,437	15,407
Europe	6,365	4,868	22,646	11,334
Asia	5,309	6,557	16,642	22,375
Total	$22,551	$16,939	$65,725	$49,116

Long-lived assets, net by geographic area are as follows (in thousands):

	September 30, 2012	December 31, 2011
United States	$3,192	$595
Asia	304	100
Europe	81	82
Total	$3,577	$777

12. FAIR VALUE MEASUREMENTS

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of September 30, 2012 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$25,834	$25,834	$—	$—
Auction-rate securities	500	—	500	—
Total	$26,334	$25,834	$500	$—

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

The Company holds investments in auction-rate securities (“ARS”), which are variable rate debt instruments whose interest rates are reset through a “Dutch” auction process at regular intervals, typically every 28 days. All ARS are backed by pools of student loans guaranteed by governmental agencies and private entities, and were rated AAA/Aaa at the date of acquisition. Rating of MBIA (bond insurer on one of the Company’s ARS) was downgraded from Aaa to A2, by Moody’s Investor Services on June 19, 2008, due to uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies.  All ARS have failed to sell at auction since February 2008, and as a result, their interest rates were reset to the maximum LIBOR + 150 basis points. As a result of these auction failures, there was limited active market with observable prices for these securities. Therefore, the Company computed the fair value of these securities based on a discounted cash flow model, using significant level 3 inputs, to take into account the lack of liquidity. The Company's valuation analysis considers, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, credit ratings of the security by the major securities rating agencies, the ability or inability to sell the investment in an active market or to the issuer, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when call features may be exercised by the issuer. Based on the methodology and the analysis above, the Company estimated the fair value of its ARS to be $784,000 as of December 31, 2011.

During the three months ended September 30, 2012, the Company finalized the sale of certain ARS. The Company received $475,000 proceeds from the sale of these investments and recorded a realized gain of $50,000 from the sale of these investments, which was the difference between the proceeds received and the recorded fair value of these investments at the date of sale. In addition, during the period, the Company received redemption notices for its remaining ARS by the issuers. As a result, as of September 30, 2012, the Company valued these ARS at par value of $500,000, which represents the fair value of these securities. The Company also classified the ARS from Level 3 to Level 2 since the amount is valued based upon a redemption notice for an inactive market. The redemption occurred in October, 2012 and the securities were settled at par.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2012 (in thousands):

Auction-rate securities	Amount
Beginning balance at January 1, 2012	$784
Sale of ARS	(475)
Realized gain on sale of ARS	50
Reversal of loss on ARS based on redemption fair value	141
Transfer out of Level 3	(500)
Ending balance at September 30, 2012	$—

13. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases administrative and sales offices and certain equipment under noncancelable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various times through 2018. Rent expense was $0.5 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively. Rent expense was $1.7 million and $1.8 million for the nine months ended September 30, 2012 and 2011, respectively.

Future minimum lease payments under noncancelable operating leases at September 30, 2012 are as follows (in thousands):

Year Ending September 30,	Amount
2012 (remaining three months)	$656
2013	1,610
2014	1,651
2015	1,548
2016	1,556
Thereafter	1,980
Total future minimum lease payments	$9,001

The operating lease obligations have been reduced by future minimum sublease rental income of $0.1 million in the remaining three months of 2012 and $0.4 million in 2013, respectively.

Litigation  — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. Although the Company currently believes that the ultimate outcome of the claim described below will not have a material adverse effect on its financial position or overall trends in results of operations and cash flows, litigation is subject to inherent uncertainty. If an unfavorable ruling occurs in the legal proceeding described below, our financial position and results of operations and cash flows could be negatively affected. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. With respect to the matter below, the Company has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at September 30, 2012. As the Company continues to monitor this matter, however, the Company's determination could change and the Company may decide a different reserve is appropriate in the future.

Philip Steven Melman filed a complaint against the Company and the Company's Chief Executive Officer on December 7, 2009 in the Superior Court for Santa Clara County. In the complaint, Mr. Melman alleges wrongful discharge based on discrimination, fraud, breach of contract and similar theories, in connection with the termination of Mr. Melman's employment with the Company. The complaint seeks compensatory and punitive damages, any other available remedies, as well as attorney's fees and costs. Summary judgment in the favor of both the Company and Dr. Kibarian was entered by the court on October 27, 2011 and November 15, 2011, respectively. Mr. Melman is appealing both orders in the Court of Appeals for Santa Clara County. The Company believes the appeal is without merit and intends to vigorously oppose it.

14 – SUBSEQUENT EVENTS

On October 24, 2012, the Company announced a restructuring plan as part of the Company’s continuing efforts to simplify the organization, leverage cross-training and learning, and reduce annual operations expenses. During the first week of October, 2012, the Company notified the employees in the United States whose employment was terminated as part of the overall plan. Notifications in France are expected to occur at a later date in compliance with local laws and regulations. In connection with this plan, the Company estimates that it will incur pre-tax cash charges of $1.6 million to $2.0 million for severance pay expenses and related cash expenditures in connection with this action. The Company expects that majority of these charges will be recognized during the quarter ended December 31, 2012, with the remaining costs to be recognized during fiscal year 2013. The pre-tax cash charges estimate does not include facilities, lease or other charges the Company may incur as part of the overall plan.

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

Industry Trend

We believe that logic foundries invested in leading edge nodes and capacity in 2010 and 2011, even though utilization rates fluctuated in both 2011 and 2012. This investment trend resulted in an increase in our business and improved results of operations in 2011 and 2012 to date. We may experience fluctuations in our results of operations in the future if there is continued consolidation of foundries and fabless companies around the world, any major new foundries enter the market or any of our manufacturing customers experience a decrease in orders.

Generally, the demand for computing, mobile computing and consumer electronics continues to drive technological innovation in the semiconductor industry as the need for products with greater performance, lower power consumption, reduced costs and smaller size continues to grow with each new product generation. To meet this demand, IC manufacturers and designers are constantly challenged to improve the overall performance of their ICs by designing and manufacturing ICs with more embedded applications to create greater functionality while lowering cost per transistor. As a result, logic manufacturers have migrated to more and more advanced manufacturing nodes, capable of integrating more devices with higher performance, higher density, and lower power. As this trend continues, companies will continually be challenged to improve process capabilities to optimally produce ICs with minimal random and systematic yield loss, which is driven by the lack of compatibility between the design and its respective manufacturing process. We believe that as volume production of deep submicron ICs continues to grow, the difficulties of integrating IC designs with their respective processes and ramping new manufacturing processes will create a greater need for products and services that address the yield loss and escalating cost issues the semiconductor industry is facing today and will face in the future.

Financial Highlights

Financial highlights for the three months ended September 30, 2012 were as follows:

•
Total revenues for the three months ended September 30, 2012 were $22.6 million, an increase of $5.6 million, or 33%, compared to $16.9 million for the three months ended September 30, 2011. Design-to-silicon-yield solutions revenue for the three months ended September 30, 2012 was $15.3 million, an increase of $1.4 million, or 10%, compared to $13.9 million for the three months ended September 30, 2011. The increase in Design-to-silicon-yield solutions revenue was primarily due to more services performed on revenue-generating projects during the period. Gainshare performance incentives revenue for the three months ended September 30, 2012 was $7.2 million, an increase of $4.2 million, or 139%, compared to $3.0 million for the three months ended September 30, 2011. The increase in revenue from Gainshare performance incentives was primarily the result of a higher number of projects reaching performance measures for achieving gainshare and higher wafer volumes at customers’ manufacturing facilities.

•
Net income for the three months ended September 30, 2012 was $5.0 million, compared to net income of $0.6 million for the three months ended September 30, 2011. The increase in net income was primarily attributable to an increase in revenues and a more favorable product mix with relatively flat operating expenses, lower foreign withholding taxes and a foreign withholding tax refund benefit recognized in the period.

•
Net income per basic and diluted share was $0.17 and $0.17, respectively, for the three months ended September 30, 2012 compared to net income per basic and diluted share of $0.02 for the three months ended September 30, 2011, an increase of  $0.15 and $0.15 per basic and diluted share, respectively.

•
Cash, cash equivalents and investments increased $4.6 million from $46.8 million at December 31, 2011 to $51.4  million at September 30, 2012,  primarily due to an increase in cash from operating activities during the period.

Financial highlights for the nine months ended September 30, 2012 were as follows:

•
Total revenues for the nine months ended September 30, 2012 were $65.7 million, an increase of $16.6 million, or 34%, compared to total revenues of $49.1 million for the nine months ended September 30, 2011. Design-to-silicon-yield solutions revenue for the nine months ended September 30, 2012 was 42.5 million, an increase of $5.0 million, or 13%, compared to $37.5 million for the nine months ended September 30, 2011. The increase in Design-to-silicon-yield solutions revenue was primarily due to more services performed on revenue-generating projects during the period. Gainshare performance incentives revenue for the nine months ended September 30, 2012 was $23.2 million, an increase of $11.6 million, or 100%, compared to Gainshare performance incentive revenue of $11.6 million for the nine months ended September 30, 2011.  The increase in Gainshare performance incentives was primarily the result of higher number of projects reaching performance measures for achieving gainshare and higher wafer volumes at customer manufacturing facilities.

•
Net income for the nine months ended September 30, 2012 was $13.3 million, compared to net loss of $(0.2) million for the nine months ended September 30, 2011. The increase in net income was primarily attributable to an increase in revenues and a more favorable product mix, a decrease in operating expenses, lower foreign tax withholding taxes, and a foreign withholding tax refund benefit recognized in the period.

•
Net income per basic and diluted share was $0.47 and $0.45, respectively, for the nine months ended September 30, 2012 compared to net loss per basic and diluted share of $(0.01) for the nine months ended September 30, 2011, an increase of  $0.48 and $0.46 per basic and diluted share, respectively.

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

We generate a significant portion of our Design-to-silicon-yield solutions revenue from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require reliable estimation of costs to perform obligations and the overall scope of each engagement. Revenue under project–based contracts for solution implementation services is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. Revenue under certain time-based contracts for solution implementation services is recognized under the proportional performance method. Losses on solution implementation contracts are recognized in the period when they become evident. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contracts were executed. Any such reductions in contract margin could have a material negative impact on our operating results.  On occasion, we license our software products as a component of our fixed price service contracts. In such instances, the software products are licensed to customers over a specified term of the agreement with support and maintenance to be provided at each customer's option over the license term. The amount of product and service revenue recognized in a given period is affected by our judgment as to whether an arrangement includes multiple deliverables and, if so, our determination of the fair value of each deliverable. In general, vendor-specific objective evidence of selling price (“VSOE”)  does not exist for our solution implementation services and software products and because our services and products include our unique technology, we are not able to determine third-party evidence of selling price (“TPE”). Therefore, in such circumstances, we use best estimated selling prices (“BESP”) in our allocation of arrangement consideration. In determining BESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. We typically arrive at BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting. After fair value is established for each deliverable, the total transaction amount is allocated to each deliverable based upon its relative fair value. Fees allocated to solution implementation services are recognized using the cost-to-cost percentage of completion method of contract accounting. Fees allocated to software and related support and maintenance are recognized under software revenue recognition guidance.

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

Gainshare Performance Incentives  — When we enter into a contract to provide yield improvement services, the contract usually includes two components: (1) a fixed fee for performance by us of services delivered over a specific period of time; and (2) a Gainshare performance incentives component where the customer may pay a variable fee, usually after the fixed fee period has ended. Revenues derived from Gainshare performance incentives represent profit sharing and performance incentives earned based upon our customers reaching certain defined operational levels established in related solution implementation service contracts. Gainshare performance incentives periods are usually subsequent to the delivery of all contractual services and therefore have no cost to us. Due to the uncertainties surrounding attainment of such operational levels, we recognize Gainshare performance incentives revenues (to the extent of completion of the related solution implementation services) upon receipt of performance reports or other related information from our customers supporting the determination of amounts and probability of collection. Gainshare performance incentives revenue is dependent on many factors which are outside our control, which can include among others, continued production of the related ICs by our customers, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for Gainshare performance incentives.

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

Income Taxes

We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Changes in the net deferred tax assets, less offsetting valuation allowance, in a period are recorded through the income tax provision in the consolidated statements of operations. During the year ended December 31, 2008, we concluded that a valuation allowance was required based on our evaluation and weighting of the positive and negative evidence. We continued to carry a valuation allowance against our U.S. and certain foreign deferred tax assets as of September 30, 2012 and December 31, 2011. See Note 9 to the condensed consolidated financial statements for further discussion. If in the future, we determine based on our future profitability that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods. A continued improvement in the Company's financial performance and expected future results could result in a reversal of the valuation allowance in the near future.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Design-to-silicon-yield solutions	68%	82%	65%	76%
Gainshare performance incentives	32	18	35	24
Total revenues	100%	100%	100%	100%
Costs of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	42	45	41	44
Amortization of acquired technology	—	1	—	1
Total costs of design-to-silicon-yield solutions	42	46	41	45
Gross Profit	58	54	59	55
Operating expenses:
Research and development	14	20	15	22
Selling, general and administrative	20	25	22	29
Amortization of other acquired intangible assets	—	—	—	—
Restructuring charges (credits)	—	—	—	—
Total operating expenses	34	45	37	51
Income from operations	24	9	22	4
Interest and other income (expense), net	(1)	1	—	—
Income before taxes	23	10	22	4
Income tax provision	1	6	2	4
Net income (loss)	22%	4%	20%	(0)%

Comparison of the Three Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,		$	%
Revenues	2012	2011	Change	Change
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$15,305	$13,903	$1,402	10%
Gainshare performance incentives	7,246	3,036	4,210	139%
Total	$22,551	$16,939	$5,612	33%

Design-to-Silicon-Yield Solutions. Design-to-silicon-yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-silicon-yield solutions revenue increased $1.4 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to an increase in fixed fee integrated solutions, the result of higher field utilization in the period due to increased business activity.  Our Design-to-silicon-yield solutions revenues may fluctuate in the future and are dependent on a number of factors, including the semiconductor industry’s acceptance of our products, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets including photovoltaic and LED, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own businesses or, in some cases, take advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

  Gainshare Performance Incentives. Gainshare performance incentives revenue represents profit sharing and performance incentives earned based upon our customers reaching certain defined operational levels. Revenue derived from Gainshare performance incentives increased $4.2 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  The increase was primarily the result of a higher number of projects reaching performance measures for achieving gainshare and higher wafer volumes at customers’ manufacturing facilities. The revenue from Gainshare performance incentives was generated from eight customers and ten engagements for the three months ended September 30, 2012 and seven customers and seven engagements for the three months ended September 30, 2011. Our Gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for Gainshare performance incentives.

	Three Months Ended September 30,		$	%
Cost of Design-to-Silicon-Yield Solutions	2012	2011	Change	Change
(In thousands, except for percentages)
Direct costs of design-to-silicon-yield solutions	$9,457	$7,650	$1,807	24%
Amortization of acquired technology	—	156	(156)	(100)%
Total	$9,457	$7,806	$1,651	21%

Costs of Design-to-Silicon-Yield Solutions. Costs of Design-to-silicon-yield solutions consist of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization of acquired technology.

Direct Costs of Design-to-Silicon-Yield Solutions.  Direct costs of Design-to-silicon-yield solutions consist of services costs and software license costs. Services costs consist of material, labor, overhead costs, and stock-based compensation charges associated with solution implementations. Costs include purchased materials, employee compensation and related benefits, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products and expenses incurred to produce and distribute our product documentation. Direct costs of Design-to-silicon-yield solutions increased $1.8 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase was primarily due to an increase of $1.7 million in personnel expense, which was the result of additional headcount needed to support the growth in revenue-generating engagements and higher variable compensation, an increase of $0.2 million in travel expense and an increase of $0.1 million in outside services, which were related to increased project activity, and an increase of $0.2 million in facility expenses, only slightly offset by a decrease of $0.2 million in equipment cost and a decrease of $0.2 in third-party software royalty expense.

Amortization of Acquired Technology. Amortization of acquired technology consists of amortization of intangible assets acquired as a result of certain business combinations. Amortization of acquired technology expense was zero for the three months ended September 30, 2012 and $156,000 for the three months ended September 30, 2011. All acquired technology intangible assets was fully amortized as of June 30, 2012, resulting in no amortization expense for the three months ended September 30, 2012.

	Three Months Ended September 30,		$	%
Research and Development	2012	2011	Change	Change
(In thousands, except for percentages)
Research and development	$3,203	$3,366	$(163)	(5)%

Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations, and stock-based compensation charges. Research and development expenses decreased $0.2 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to the decrease in facility expenses. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the size and the timing of product development projects and revenue generating activity requirements.

	Three Months Ended September 30,		$	%
Selling, General and Administrative	2012	2011	Change	Change
(In thousands, except for percentages)
Selling, general and administrative	$4,498	$4,158	$340	8%

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased $0.3 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to an increase of $0.2 million in personnel-related expense as a result of higher variable compensation and an increase of $0.1 million in stock-based compensation expense, which was mainly due to the impact of awards granted to our non-employee directors. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

	Three Months Ended September 30,		$	%
Amortization of Other Acquired Intangible Assets	2012	2011	Change	Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$51	$51	$—	—%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets remained flat for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. We anticipate amortization of other acquired intangible assets to be $22,000 in the remaining three months in 2012, $74,000 in 2013, and $30,000 in 2014.

	Three Months Ended September 30,		$	%
Restructuring Charges (Credits)	2012	2011	Change	Change
(In thousands, except for percentages)
Restructuring charges (credits)	$—	$4	$(4)	(100)%

Restructuring Charges (Credits). For the three months ended September 30, 2012, we incurred no restructuring charges (credits). Restructuring charges for the three months ended September 30, 2011 is not material and is due to the change in previous estimate.

	Three Months Ended September 30,		$	%
Interest and Other Income (Expense), net	2012	2011	Change	Change
(In thousands, except for percentages)
Interest and other income (expense), net	$(179)	$201	$(380)	(189)%

Interest and Other Income (Expense), Net.  For the three months ended September 30, 2012, we recorded interest and other expense, net of $0.2 million as compared to interest and other income, net of $0.2 million for the three months ended September 30, 2011. The interest and other expense, net for the three months ended September 30, 2012 was primarily related to $0.4 million of losses related to the Euro to U.S. Dollar exchange rate, offset by gains on auction-rate securities of $0.2 million. The interest and other income, net for the three months ended September 30, 2011 was primarily due to foreign currency exchange gains related to the Euro to U.S. Dollar exchange rate. We anticipate interest and other income (expense), net will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

	Three Months Ended September 30,		$	%
Income Tax Provision	2012	2011	Change	Change
(In thousands, except for percentages)
Income tax provision	$170	$1,129	$(959)	(85)%

Income Tax Provision. Our income tax provision primarily consists of foreign withholding taxes, statutory taxes associated with our foreign subsidiaries, and changes in unrecognized tax benefits.  On a quarterly basis, we evaluate our expected income tax provision based on our year-to-date operations, and record an adjustment in the current quarter. Income tax provision decreased $0.9 million for the three months ended September 30, 2012 compared to three months ended September 30, 2011, primarily due to a $0.2 million decrease in foreign withholding taxes and $0.5 million of foreign withholding tax refund benefits recognized during the three months ended September 30, 2012. Income tax provision for the three months ended September 30, 2012 and 2011 primarily consisted of foreign withholding taxes, statutory taxes and changes in unrecognized tax benefits.

As of September 30, 2012, a valuation allowance remains on U.S. deferred tax assets that are not more-likely-than-not to be realized.  We evaluate our deferred tax asset valuation allowance position on a regular basis.  As a result, management believes a reversal of a substantial portion of the Company's valuation allowance is possible in the near future. Such reversal, if and when it occurs, may have material impact to the tax provision in the future.

Comparison of the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30,		$	%
Revenues	2012	2011	Change	Change
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$42,484	$37,473	$5,011	13%
Gainshare performance incentives	23,241	11,643	11,598	100%
Total	$65,725	$49,116	$16,609	34%

Design-to-Silicon-Yield Solutions. Design-to-silicon-yield solutions revenue increased $5.0 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to an increase in fixed fee integrated solutions, the result of higher field utilization in the period due to increased business activity.   Our Design-to-silicon-yield revenues may fluctuate in the future and are dependent on a number of factors, including the semiconductor industry’s acceptance of our products, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets including photovoltaic and LED, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own businesses or, in some cases, take advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

Gainshare Performance Incentives. Revenue derived from Gainshare performance incentives increased $11.6 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  The increase was primarily the result of a higher number of projects reaching performance measures for achieving gainshare and higher wafer volumes at customers’ manufacturing facilities. The revenue from Gainshare performance incentives was generated from nine customers and eleven engagements for the nine months ended September  30, 2012 and seven customers and seven engagements for the nine months ended September 30, 2011. Our Gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for Gainshare performance incentives.

	Nine Months Ended September 30,		$	%
Cost of Design-to-Silicon-Yield Solutions	2012	2011	Change	Change
(In thousands, except for percentages)
Direct costs of design-to-silicon-yield solutions	$26,830	$21,350	$5,480	26%
Amortization of acquired technology	261	468	(207)	(44)%
Total	$27,091	$21,818	$5,273	24%

Direct Costs of Design-to-Silicon-Yield Solutions.  Direct costs of Design-to-silicon-yield solutions increased $5.5 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was primarily due to an increase of $5.5 million in personnel expense, which was the result of additional headcount needed to support the growth in revenue-generating engagements and higher variable compensation, an increase of $0.6 million in travel expense and an increase of $0.3 million in outside services, which were related to increased project activity, only slightly offset by a decrease of $0.4 million in third-party software royalty expense, a decrease of $0.3 million in equipment cost and a decrease of $0.2 million in stock-based compensation expense due to certain awards related to the tender offer in 2009 that became fully vested in fiscal year 2011.

Amortization of Acquired Technology. Amortization of acquired technology expense was $261,000 for the nine months ended September 30, 2012 and $468,000 for the nine months ended September 30, 2011. All acquired technology intangible assets was fully amortized as of June 30, 2012, resulting in no amortization expense for the three months ended September 30, 2012.

	Nine Months Ended September 30,		$	%
Research and Development	2012	2011	Change	Change
(In thousands, except for percentages)
Research and development	$9,651	$10,912	$(1,261)	(12)%

Research and Development. Research and development expenses decreased $1.3 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to the decrease in personnel-related and outside service expenses, a result of the decrease in research and development activities due to the timing of research and development projects. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects and revenue generating activity requirements.

	Nine Months Ended September 30,		$	%
Selling, General and Administrative	2012	2011	Change	Change
(In thousands, except for percentages)
Selling, general and administrative	$14,122	$14,239	$(117)	(1)%

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.1 million for the nine months ended  September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to $1.0 million in lower accounting fees and decreased legal-related activities and $0.1 million in lower recruiting expense related to the search of the Chief Financial Officer in fiscal year 2011, offset by an increase of $0.7 million in personnel-related expense due to increase in variable compensation, an increase of $0.1 million in travel expense and an increase of $0.2 million on stock-based compensation expense, which was mainly due to the impact of awards granted to our non-employee directors.

	Nine Months Ended September 30,		$	%
Amortization of Other Acquired Intangible Assets	2012	2011	Change	Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$153	$153	$—	—%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets remains flat for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. We anticipate amortization of other acquired intangible assets to be $22,000 in the remaining nine months in 2012, $74,000 in 2013, and $30,000 in 2014.

	Nine Months Ended September 30,		$	%
Restructuring Charges (Credits)	2012	2011	Change	Change
(In thousands, except for percentages)
Restructuring charges (credits)	$83	$(129)	$212	(164)%

Restructuring Charges (Credits).   For the nine months ended September 30, 2012, we incurred restructuring charges of $0.1 million, which is primarily related to a decision to restructure additional square footage of office facilities.  For the nine months ended September 30, 2011, the Company reversed $0.1 million of restructuring charges due to the sublease of certain previously restructured facilities earlier than previously estimated.

	Nine Months Ended September 30,		$	%
Interest and Other Income (Expense), Net	2012	2011	Change	Change
(In thousands, except for percentages)
Interest and other income (expense), net	$(166)	$(209)	$43	(21)%

Interest and Other Income (Expense), Net.  The interest and other expense, net for the nine months ended September 30, 2012 and 2011 was primarily attributable to gains related to the Euro to U.S. Dollar exchange rate. We anticipate interest and other income (expense), net will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

	Nine Months Ended September 30,		$	%
Income Tax Provision	2012	2011	Change	Change
(In thousands, except for percentages)
Income tax provision	$1,147	$2,147	$(1,000)	(47)%

Income Tax Provision. Income tax provision decreased $1.0 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to a $0.5 million decrease in foreign withholding taxes and foreign withholding tax refunds benefits of $0.5 million recognized in fiscal 2012. Income tax provision for the nine months ended September 30, 2012 and 2011 primarily consisted of foreign withholding taxes, statutory taxes and changes in unrecognized tax benefits.

As of September 30, 2012, a valuation allowance remains on U.S. deferred tax assets that are not more-likely-than-not to be realized.  We evaluate our deferred tax asset valuation allowance position on a regular basis.  As a result, management believes a reversal of a substantial portion of the Company's valuation allowance is possible in the near future.  Such reversal, if and when it occurs, may have material impact to the tax provision in the future.

Liquidity and Capital Resources

Operating Activities

Cash flows from operating activities of $4.6 million for the nine months ended September 30, 2012 consisted primarily of net income of $13.3 million and non-cash charges of $4.1 million that was offset by $12.8 million of cash flow decreases reflected in the net change of operating assets and liabilities.  Non-cash charges consisted primarily of stock-based compensation of $3.5 million, amortization of acquired intangible assets of $0.4 million, depreciation of $0.3 million, provision for doubtful accounts of $0.1 million, partially offset by purchases of treasury stock of $0.2 million for employee income tax withholdings due upon vesting of restricted stock units. Cash flow decreases resulting from the net change in operating assets and liabilities primarily consisted of a $12.7 million increase in accounts receivable, a $0.8 million increase in prepaid expense and other assets, a $0.3 million decrease in accounts payable, a $0.5 million decrease in accrued and other liabilities, a $0.5 million decrease in deferred revenues, and a $1.3 million decrease in billings in excess of recognized revenue, partially offset by a $3.4 million increase in accrued compensation and related benefits.  The $14.6 million combined cash flow decrease resulted from the increase in accounts receivable and decrease in combined billings in excess of recognized revenues and deferred revenue due to the timing of billing milestones and payments received.

Cash flows from operating activities of $6.0 million for the nine months ended September 30, 2011 consisted primarily of net loss of $0.2 million that was offset by $4.1 million of non-cash charges and $2.1 million of cash flow increases reflected in the net change of operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $3.8 million, amortization of acquired intangible assets of $0.6 million and depreciation of $0.4 million, partially offset by purchases of treasury stock of $0.5 million for employee income tax withholdings due upon vesting of restricted stock units.  Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a decrease of $1.9 million of accounts receivable, a $0.2 million increase in accrued compensation, and a $0.8 million increase in billings in excess of recognized revenue, partially offset by a $0.2 million increase in prepaid expenses and other assets, a $0.1 million decrease in accounts payable, and a combined $0.4 million decrease in accrued and other liabilities and deferred revenue.  The $2.6 million combined cash flow increase resulted from the decrease in accounts receivable and increase in billings in excess of recognized revenues due to the timing of billing milestones and payments received.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2012 was attributable to $2.1 million payment for capital expenditures, offset by $0.5 million proceeds from the sale of auction-rate-securities. Cash flows used in investing activities of $0.4 million for the nine months ended September 30, 2011 consisted of payments for capital expenditures.

Financing Activities

Cash flows provided from financing activities of $1.8 million for the nine months ended September 30, 2012 consisted of $4.7 million of proceeds from the exercise of stock options and $1.0 million of proceeds from our Employee Stock Purchase Plan, partially offset by $3.9 million of cash used to repurchase 389,000 shares of our common stock on the open market during the period.

Cash flows provided by financing activities of $0.3 million for the nine months ended September 30, 2011 consisted of $2.1 million of proceeds from the exercise of stock options and $0.9 million of proceeds from our Employee Stock Purchase Plan, partially offset by $2.5 million of cash used to repurchase 472,000 shares of our common stock on the open market during the period and $0.1 million of principal payments on debt obligations.

Liquidity

As of September 30, 2012, our working capital, defined as total current assets less total current liabilities, was $73.9 million, compared with $57.2 million as of December 31, 2011. Cash and cash equivalents were $50.9 million as of September 30, 2012, compared to $46.0 million as of December 31, 2011.  As of September 30, 2012 and December 31, 2011, cash and cash equivalents held by our foreign subsidiaries were not material. We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to repurchase common stock or fund potential investments in, or acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.

 As of September 30, 2012, our short-term investments included auction-rate securities with a fair value of $500,000. The auction-rate securities are measured at fair value based upon a redemption notice for an inactive market and accounted for approximately 2% of total assets that are measured at fair value on a recurring basis. See Note 12 to “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I for further discussion.

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

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligations (1)	2012 (remaining three months)	2013	2014	2015	2016	Thereafter	Total
Operating lease obligations (2)	656	1,610	1,651	1,548	1,556	1,980	$9,001

(1)
The contractual obligation table above excludes liabilities for uncertain tax positions of $2.7 million, which are not practicable to assign to any particular years, due to the inherent uncertainty of the tax positions.  See Note 9 of “Notes to Consolidated Financial Statements” for further discussion.

(2)	The operating lease obligations have been reduced by future minimum sublease rental income of $0.1 million in 2012 and $0.4 million in 2013, respectively.

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

Interest Rate Risk.   As of September 30, 2012, we had cash and cash equivalents of $50.9 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at September 30, 2012 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates on foreign denominated payables as of September 30, 2012 would result in a loss of approximately $0.6 million. As of September 30, 2012, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2012 in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of September 30, 2012, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. Although we currently believe that the ultimate outcome of the claim described below will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainty. If an unfavorable ruling occurs in the legal proceeding described below, our financial position and results of operations and cash flows could be negatively affected. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. With respect to the matter below, we have determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at September 30, 2012. As we continue to monitor this matter, however, our determination could change and we may decide a different reserve is appropriate in the future.

Philip Steven Melman filed a complaint against us and our Chief Executive Officer on December 7, 2009 in the Superior Court for Santa Clara County.  In the complaint, Mr. Melman alleges wrongful discharge based on discrimination, fraud, breach of contract and similar theories, in connection with the termination of Mr. Melman's employment with us.  The complaint seeks compensatory and punitive damages, any other available remedies, as well as attorney's fees and costs. Summary judgment in the favor of both the Company and Dr. Kibarian was entered by the court on October 27, 2011 and November 15, 2011, respectively.  Mr. Melman is appealing both orders in the Court of Appeals for Santa Clara County. We believe the appeal is without merit and intend to continue to vigorously oppose it.

Item 1A. Risk Factors

Item 1A,“Risk Factors,” on pages 28 through 34 of the Company’s Quarterly Report on Form 10-Q for the second fiscal quarter ended June 30, 2012, provides information on the significant risks associated with our business. There have been no subsequent material changes to these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended September 30, 2012 (in thousands except per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Month #7 (July 1, 2012 through July 31, 2012)	—	$10.19	—	$4,188
Month #8 (August 1, 2012 through August 31, 2012)	53	10.40	53	$3,634
Month #9 (September 1, 2012 through September 30, 2012)	109	12.42	109	$2,276
Total	162	$11.76	162

(1)
On October 29, 2007, the Board of Directors adopted a program to repurchase up to $10.0 million of the Company’s common stock on the open market. The initial program was for three years, but on October 19, 2010, the Board of Directors authorized an extension of, and an increase in, the program and the aggregate amount available to repurchase between October 19, 2010 and October 29, 2012 was reset to an additional $10.0 million of the Company’s common stock, meaning a total of $19.3 million was available. As of September 30, 2012, 3.8 million shares had been repurchased at the average price of $4.52 per share, a total purchase price of $17.0 million, under this program. The program expired on October 29, 2012. On November 8, 2012, the Board of Directors adopted a new program to repurchase up to $20.0 million of the Company’s common stock on the open market over the next two years.

(2)
Included in the shares indicated in the table above are shares that the Company withheld through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity compensation plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

10.9	First Amendment to Office Lease dated June 1, 2012 (incorporated herein by reference to registrar's Quarterly Report on Form 10-Q filed August 22, 2012).

10.10	Form of Stock Appreciation Right Agreement under PDF Solutions, Inc. 2011 Stock Incentive Plan. **

31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. ††

101.SCH	XBRL Taxonomy Extension Schema Document. ††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ††

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ††

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ††

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

**	Indicates management contract or compensatory plan or arrangement.

††	In accordance with Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDF SOLUTIONS, INC.

Date: November 9, 2012	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: November 9, 2012	By:	/s/ GREGORY WALKER
Gregory Walker
Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.9	First Amendment to Office Lease dated June 1, 2012 (incorporated herein by reference to registrar's Quarterly Report on Form 10-Q filed August 22, 2012).

10.10	Form of Stock Appreciation Right Agreement under PDF Solutions, Inc. 2011 Stock Incentive Plan. **

31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. ††

101.SCH	XBRL Taxonomy Extension Schema Document. ††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ††

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ††

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ††

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

**	Indicates management contract or compensatory plan or arrangement.

††	In accordance with Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.