Form 10-K
period 2012-12-31
PDF SOLUTIONS INC
filed 2013-03-18
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

000-31311
(Commission file number)

PDF SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-1701361
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

333 West San Carlos Street, Suite 1000	95110
San Jose, California	(Zip Code)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $121.4 million as of the last business day of the Registrant’s most recently completed second quarter, based upon the closing sale price on the NASDAQ Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 29,436,968 shares of the Registrant’s Common Stock outstanding as of March 5, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive Proxy Statement to be filed within 120 days from December 31, 2012.

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

Technology and Intellectual Property Protection

We have developed proprietary technologies for yield simulation, analysis, loss detection, and improvement. The foundation for many of our solutions is our CV infrastructure (“CVi”) that enables our customers to characterize the manufacturing process, and establish fail-rate information needed to calibrate manufacturing yield models, prioritize yield improvement activities and speed-up process learning-cycles. Our CVi includes proprietary Characterization Vehicle® test chips, including designs of experiments and layout designs, and a proprietary and patented highly parallel electrical functional and parametric-test system, comprised of hardware and software designed to provide an order-of-magnitude reduction in the time required to test our Characterization Vehicle® test chips. In addition, our technology embodies many algorithms, which we have developed over the course of many years, and which are implemented in our products including dataPOWER®, pdCVtm, Maestria®, and pdBRIXtm, among others. Further, our IP includes methodologies that our implementation teams use as guidelines to drive our customers’ use of our CV® test chips and technologies, quantify the yield-loss associated with each process module and design block, simulate the impact of changes to the design and/or to the manufacturing process, and analyze the outcome of executing such changes. We continually enhance our core technologies through the codification of knowledge that we gain in our solution implementations.

Our future success and competitive position rely to some extent upon our ability to protect these proprietary technologies and IP, and to prevent competitors from using our systems, methods, and technologies in their products. To accomplish this, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright, mask work, and trademark laws. We license our products and technologies pursuant to non-exclusive license agreements that impose restrictions on customers’ use. In addition, we seek to avoid disclosure of our trade secrets, including requiring employees, customers, and others with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We also seek to protect our software, documentation, and other written materials under trade secret and copyright laws. As of December 31, 2012, we held 59 U.S. patents. We intend to prepare additional patent applications when we feel it is beneficial. Characterization Vehicle®, Circuit Surfer®, CV®, dataPOWER®, Maestria®, ModelWare®, pdFasTest®, PDF Solutions®, the PDF Solutions logo, Yield Ramp Simulator®, and YRS® are registered trademarks of PDF Solutions, Inc. or its subsidiaries, and Design-to-Silicon-Yieldtm, dataPOWER® VSF™, dP-bitMAPtm, dP-Defecttm, dP-Miningtm, dP-SSAtm, dP-Variability Analysis™, dP-WorkFlow™, exensio™, pdBRIXtm, pdCVtm, Template™, exensio™ and YieldAware™-FDC are our common law trademarks.

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

Volume Manufacturing Solutions (“VMS”).  Our volume manufacturing solutions are designed to enable our customers to extend our yield ramp services through the life of the process by continuing to collect test data and equipment signals during production and improving yield while reducing the overhead of manufacturing separate test wafers. Our dataPOWER® VSF™ software allows customers to perform rapid yield signature detection, characterization, and diagnosis. Our Maestria® FDC process control software offerings enable our customers to monitor and control process signals to detect and diagnose yield loss related to equipment performance. Our exensio™ YieldAware™ software enables customers to collect and combine product test data and equipment signals during production to improve yield while simultaneously reducing the overhead of manufacturing.

Design-for-Manufacturability (“DFM”) Solutions.  Our DFM solutions are designed to enable our customers to optimize yields, improve parametric performance, and reduce product ramp time by integrating manufacturability considerations into the design cycle before a design is sent to the mask shop to more quickly and cost-effectively manufacture IC products. We target these solutions to customers’ requirements by providing the following:

•
Logic DFM Solutions:  Logic DFM solutions include software, IP, CV® infrastructure, and services designed to validate customers’ process design kit (PDK) and to maximize functional and parametric yield improvements while achieving requirements for density or performance, for example, in the logic portions of an IC design. A CV® test chip optimized to the design style of an IC design provides any necessary design-specific parametric and functional yield models for the design style. Our software helps designers optimize the yield of the logic portion by using process-specific and design style-specific yield models and technology files that enable identification & implementation of IP design building block improvements that result in enhanced yield.

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

Maestria® FDC Software.  Our Maestria® software provides FDC capabilities including summary indicators to rapidly identify sources of process variations and manufacturing excursions by monitoring equipment parameters through proprietary data collection and analysis features.

Exensio™ YieldAware™ Platform.  Our Exensio™ YieldAware™ software links in-line and end-of-line metrology, yield, and performance to tool level sensor data. This enables sensor level root cause diagnosis of such yield and performance issues impacting manufacturing, through building process models of these relationships.  . These models then enable proactive optimization decisions for process control, process adjustments, PM scheduling, tool corrective actions, and wafer dispatching. The in-line, real-time decision-making based on the models is designed to reduce product variability and cost simultaneously. Our Exensio YieldAware software also enables more rapid diagnosis and understanding of yield loss and performance-limiting mechanisms identified at both in-line and end-of -line wafer processing, through application of the developed models.

With the exception of dataPOWER® and Maestria®, the primary distribution method for our software and technologies is through our manufacturing process solutions although, we have in the past and may in the future separately license these and other technologies. Though dataPOWER® and Maestria® are primarily licensed separately, they may also be distributed within our Design-to-Silicon-Yield solutions.

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

Global Foundries Inc. (“Global Foundries”), International Business Machines Corporation (“IBM”) and Samsung Electronics (“Samsung”) represented 40%, 20%, and 13%, respectively, of our revenues for the year ended December 31, 2012 and 24%, 19%, and 15%, respectively, of our revenues for the year ended December 31, 2011. For the year ended December 31, 2010, Global Foundries, Toshiba Corporation (“Toshiba”), Samsung and IBM, represented 19%, 18%, 12% and 11%, respectively, of our revenues. No other customer accounted for 10% or more of our revenues in 2012, 2011, and 2010. Although a substantial portion of our total revenue is concentrated in a small number of customers, the total revenues for each of these customers in any period is the result of Design-to-Silicon-Yield solutions and Gainshare performance incentives revenues recognized in the period under multiple, separate contracts, with no interdependent performance obligations.  These contracts were all entered into in the ordinary course of our business and contain general terms and conditions that are standard across most of our yield improvement solutions customers, including providing services typically targeted to one manufacturing process node, for example the 28 or 20 nanometer node.  With respect to two of these customers, a portion of the total revenue attributable to them is pursuant to contracts that provided a general framework for services across multiple manufacturing process nodes.  These multiple-node contracts also provide agreement as to the expected timing of delivery of services for some of the customers’ process nodes.  Under the multiple-node contract with one of these customers, the timing of delivery of services could change based on the customer’s requirements and mutual agreement between us and the customer, however, the total revenue consideration, contract deliverable and labor hours required to deliver the services remain fixed.  Accordingly, we recognize revenue under this contract as services are performed using the cost-to-cost percentage of completion method of contract accounting. The multiple-node contract with the other of these two customers provides a minimum quarterly resource commitment and a fixed price per quarter for each increment of resource. We mutually agree with the customer on a quarterly basis the resources, if any, that we will provide over the contractual minimum.  The customer has the right under the contract to further reduce its quarterly resource commitment for a defined period, if and when, the customer’s business is adversely impacted, based on contractually agreed terms.   We recognize revenue from this contract under the proportional performance method in each quarter as services are performed.  Based on the above, for both of these multiple-node contracts, we use the information available considering the minimum quarterly resource commitment and the timing of delivery of services for each calendar quarter for internal business planning purposes.  Both of these multiple-node contracts also contain contingent variable fees.  However, we do not depend on these fees for internal business planning because the potential Gainshare performance incentive revenue under the contracts is subject to many inherent risks, including our ability to achieve target performance objectives resulting in such Gainshare performance incentives.  The Gainshare performance incentive revenue we recognize in any period is the result of many factors which are outside our control and are not known in advance of the acknowledgement of the Gainshare performance incentives amount we receive from our customers.  See the discussion in “Revenue Recognition” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.  Additional discussion regarding the risks associated with Gainshare performance incentives revenue can be found under Item 1A, “Risk Factors.”

International revenues accounted for approximately 60% of our total revenues for the year ended December 31, 2012 compared to 68% for the year ended December 31, 2011 and 79% for the year ended December 31, 2010. We base these calculations on the geographic location of where the work is performed. Additional discussion regarding the risks associated with international operations can be found under Item 1A, “Risk Factors”.

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

Research and Development

Our research and development focuses on developing and introducing new proprietary technologies, software products and enhancements to our existing solutions. We use a rapid-prototyping paradigm in the context of the customer engagement to achieve these goals. We have made, and expect to continue to make, substantial investments in research and development. The complexity of our Design-to-Silicon-Yield technologies requires expertise in physical IC design and layout, transistor design and semiconductor physics, semiconductor process integration, numerical algorithms, statistics and software development. We believe that our team of engineers will continue to advance our market and technological leadership. We conduct in-house training for our engineers in the technical areas, as well as focusing on ways to enhance client service skills. Although it fluctuates, we can have up to one quarter of our research and development engineers operating in the field, partnered with solution implementation engineers in a deliberate strategy to provide direct feedback between technology development and customer needs. Our research and development expenses were $13.3 million, $14.0 million and $15.0 million in 2012, 2011 and 2010, respectively.

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

        We believe that our solutions compare favorably with respect to competition because we have demonstrated results and reputation, strong core technology, ability to create innovative technology, and ability to implement solutions for new technology and product generations.

Employees

As of December 31, 2012, we had 345 employees worldwide, including 236 on client service teams, 54 in research and development, 23 in sales and marketing, and 32 in general and administrative functions. Of these employees, 161 are located in the US and Canada, 144 in Asia, and 40 in Europe. Worldwide, we had 319 employees as of December 31, 2011 and 292 as of December 31, 2010.

None of our employees are represented by a labor union. Our employees in France and Italy are subject to collective bargaining agreements in those countries. We believe our relationship with our employees is good.

Executive Officers

The following table and notes set forth information about our current executive officers as of March 5, 2013.

Name	Age	Position
John K. Kibarian, Ph.D.	48	President, Chief Executive Officer, and Director
Gregory Walker	59	Vice President, Finance and Chief Financial Officer
Cees Hartgring, Ph.D.	59	Vice President, Client Services and Sales
Kimon Michaels, Ph.D.	46	Vice President, Products and Solutions

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

Item 1A. Risk Factors.

We generate a large percentage of our revenues from a limited number of customers, so the loss of any one of these customers could significantly reduce our revenue and results of operations below expectations.

Historically, we have had a small number of large customers for our core Design-to-silicon-yield solutions and we expect this to continue in the near term. In the year ended December 31, 2012, three customers accounted for 73% of our revenues, with Global Foundries representing 40%, IBM representing 20% and Samsung representing 13%. In the year ended December 31, 2011, three customers accounted for 58% of our revenues, with Global Foundries representing 24%, IBM representing 19% and Samsung representing 15%. In the year ended December 31, 2010, four customers accounted for 60% of our revenues, with Global Foundries representing 19%, Toshiba representing 18%, Samsung representing 12% and IBM representing 11%. We could lose a customer due to its decision not to engage us on future process nodes, its decision not to develop its own future process node, or as a result of industry factors, including consolidation. The loss of any of these customers could significantly reduce our total revenue below expectations. Further, if any of these customers default, declare bankruptcy or otherwise delay or fail to pay amounts owed, our results of operations would be negatively affected in the short term and possibly the long term. These customers may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses or, in some cases, take advantage of contractual provisions that permit the suspension of contracted work for some period if their business experiences a financial hardship, which would harm our operating results. In particular, these events could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers or reassign resources.

Decreases in wafer volumes at our customers’ manufacturing sites or the volume of ICs that some of our customers are able to sell to their customers would cause our Gainshare performance incentives revenue to suffer.

Our Gainshare performance incentives revenue is largely determined by wafer volumes at manufacturing sites covered by our contracts and, in some cases, the volume of an IC product that our customer is able to sell to its customers. Both of these factors are outside of our control. Further, some of our manufacturing customers’ business is largely dependent on single-source customers. If those customers reduce orders or move the orders to manufacturing facilities not covered by our contracts, our Gainshare revenue will decrease. Reduced demand for semiconductor products decreases the volume of wafers and, in some cases, products our customers are able to sell, which would also directly decrease our Gainshare revenue. Also, our customers may unilaterally decide to implement changes to their manufacturing processes during the period that is covered by Gainshare, which could negatively affect yield results and our revenue. Since we currently work on a small number of large projects at a specified manufacturing sites and, in some cases, on specific IC products, our results of operations are adversely affected by negative changes at those sites or in those products. For example, if wafer orders from sites covered by our contracts are not secured by our customers, if an end product does not achieve commercial viability, if a process line or, in some cases, a specific product, do not achieve significant increases in yield or sustain significant volume manufacturing during the time we receive Gainshare, revenues associated with such volumes or products would be negatively impacted. This could significantly reduce our revenue and results of operations below expectations. In addition, if we work with two directly competitive manufacturing facilities or products, volume in one may offset volume, and thus any of our related Gainshare, in the other facility or product.

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

The semiconductor market is volatile and unpredictable and is exacerbated by economic uncertainty, which limits our ability to forecast our business and could negatively impact our results of operations.

The semiconductor industry historically has been volatile with up cycles and down cycles, due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ IC products by consumers, inventory levels relative to demand, and access to affordable capital. As a result of the various factors that affect this volatility, the timing and length of any cycles can be difficult to predict. Economic uncertainty exacerbates negative trends in consumer spending and can cause some of our customers to delay or refrain altogether from entering into new engagements, licensing new or additional software products, or renewing maintenance and support for existing licensed software. Difficulties in obtaining capital and deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing for other purchases, which could tie up funds otherwise budgeted for purchases of our solutions and technologies. This could negatively affect our revenues and make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. Customers with liquidity issues may also lead to additional bad debt expense.

Our solution implementations may take longer than budgeted, which could cause us to lose customers and may result in adjustments to our operating results.

Our solution implementations require a team of engineers to collaborate with our customers to address complex yield loss issues by using our software and other technologies. We must estimate the amount of time needed to complete an existing solution implementation in order to estimate when the engineers will be able to commence a new solution implementation. In addition, our accounting for solution implementation contracts, which generate fixed fees, sometimes require adjustments to profit (loss) based on revised estimates during the performance of the contract. These adjustments may have a material effect on our results of operations in the period in which they are made. The estimates giving rise to these risks, which are inherent in fixed-price contracts, include the forecasting of costs and schedules, and contract revenues related to contract performance.

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

Our stock price has fluctuated widely during the last few years, from a low closing price of $0.97 per share during March 2009 to recent highs, including the closing price of $16.96 per share during February 2013. A factor in the volatility may be that our historical quarterly operating results have fluctuated. Our future quarterly operating results will likely fluctuate from time to time and may not meet the expectations of securities analysts and investors in some future period, which could cause our stock price to decrease again. A significant reduction in our stock price negatively impacts our ability to raise equity capital in the public markets and increases the cost to us, as measured by dilution to our existing shareholders, of equity financing. In addition, the reduced stock price also increases the cost to us, in terms of dilution, of using our equity for employee compensation or for acquisitions of other businesses. A greatly reduced stock price could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest, and fewer business development opportunities. Also, significant volatility in the stock price could be followed by a securities class action lawsuit, which could result in substantial costs and a diversion of our management’s attention and resources.

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

•
economic or political instability, including but not limited to armed conflict, terrorism, interference with information or communication of networks or systems, and the resulting disruption to economic activity and business operations;

International revenues accounted for approximately 60% of our total revenues for the year ended December 31, 2012 compared to 68% for the year ended December 31, 2011 and 79% for the year ended December 31, 2010. Thus, we face the following additional risks:

•	a downturn in the local economies of our customers, which could limit our ability to retain existing customers and attract new ones in such locations; and

•	if the U.S. dollar increases in value relative to local currencies the cost of our solutions will be more expensive to existing and potential local customers and therefore less competitive.

Further, our employees and contractors include professionals located in various international locations, including Shanghai, China, who provide primarily CV test chip-related services, and Ramallah, Palestine, who provide software-related development, quality assurance, maintenance, and other technical support services for certain of our software products. Political changes, including policies regarding export control, that affect these or other international operations could disrupt or limit the work our employees and contractors are able to perform, and thus negatively affect the range of services we are able to provide our customers or our cost for such services.

Measurement of our Gainshare performance incentives requires data collection and is subject to customer agreement, which can result in uncertainty and cause quarterly results to fluctuate.

We can only recognize revenue based on Gainshare performance incentives once we have reached agreement with our customers on their level of yield performance improvements. Because measuring the amount of yield improvement is inherently complicated and dependent on our customers’ internal information systems, there may be uncertainty as to some components of measurement. This could result in our recognition of less revenue than expected. In addition, any delay in measuring revenue attributable to Gainshare could cause all of the associated revenue to be delayed until the next quarter. Since we currently have only a few large customers and we are relying on Gainshare as a significant component of our total revenues, any delay could significantly harm our quarterly results.

Changes in the structure of our customer contracts, including the mix between fixed and variable revenue and the mix of elements, including perpetual and term-based licenses, can adversely affect the amount and timing of our total revenues.

Our long-term success is largely dependent upon our ability to structure our future customer contracts to include a larger Gainshare performance incentives component relative to the fixed fee component. We typically recognize the fixed fee component earlier than the gainshare component so if we are successful in increasing the Gainshare component of our customer contracts, we will experience an adverse impact on our operating results in the short term as we reduce the fixed fee component. Due to acquisitions and expanded business strategies, the mix of elements in some of our contracts has changed recently and the relative importance of the software component in some of our contracts has increased. We have experienced, and may in the future experience, delays in the expected recognition of revenue associated with generally accepted accounting principles regarding the timing of revenue recognition in multi-element software arrangements, including the effect of acceptance criteria as a result of the change in our contracts. If we fail to meet contractual acceptance criteria on time or at all, the total revenues we receive under a contract could be delayed or decline. Further, if we mix term-based licenses with perpetual licenses, it will impact the timing of the recognition of revenue from that customer. In addition, by increasing the Gainshare or the software component, we may increase the variability or timing of recognition of our revenue, and therefore increase the risk that our total future revenues will be lower than expected and fluctuate significantly from period to period.

We have a history of losses and we may incur losses in the future and be unable to maintain profitability.

We experienced losses in the fiscal year ended December 31, 2009 and in the past. We may not maintain profitability if our costs increase more quickly than we expect or if revenues decrease. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $91.6 million as of December 31, 2012. We expect to continue to incur significant expenses in connection with:

•	funding for research and development;

•	expansion of our solution implementation teams;

•	expansion of our sales and marketing efforts; and

•	additional non-cash charges relating to amortization and stock-based compensation.

As a result, if we do not significantly increase revenues to maintain profitability on a quarterly or annual basis, we would incur losses and our stock price could decline. Further, if we incur losses in the future, we may be subject to further decreases to earnings associated with the corresponding impairment of our long-lived assets.

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

If the software, hardware, or proprietary technologies we provide to a customer contain defects that increase our customer’s cost of goods sold and time-to-market or damage our customer’s property, these defects could significantly decrease the market acceptance of our solutions. Further, the cost of support resources required to remedy any defects in our technologies, hardware, or software tools could exceed our expectations. Any actual or perceived defects with our software, hardware, or proprietary technologies may also hinder our ability to attract or retain industry partners or customers, leading to a decrease in our revenue. These defects are frequently found during the period following introduction of new software, hardware, or proprietary technologies or enhancements to existing software, hardware, or proprietary technologies. Our software, hardware, and proprietary technologies may contain errors not discovered until after customer implementation of the silicon design and manufacturing process recommended by us. If our software, hardware, or proprietary technologies contain errors or defects, it could require us to expend significant resources to remedy these problems, which could reduce margins and result in the diversion of technical and other resources from our other customer implementations and development efforts.

Failing to maintain the effectiveness of our internal controls over financial reporting could impede our ability to provide accurate and timely financial information, which could cause our investors to lose confidence in the accuracy and completeness of our financial reports and could cause our stock price to decline.

As of December 31, 2009 and 2010, we identified material weaknesses in connection with the evaluation of the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”). These control deficiencies resulted in adjustments during the 2009 audit to our consolidated financial statements for the year ended December 31, 2009, and during the 2010 audit to our consolidated financial statements for the year ended December 31, 2010. In the future, our management may identify additional deficiencies regarding the design and operating effectiveness of our system of internal control and we may not be able to remediate such deficiencies in time to meet the continuing reporting deadlines imposed by Section 404.  Further, any costs of remediation may be substantial. A material weakness in our internal controls could result in a material misstatement not being prevented or detected, which could result in the need for a restatement of past periods. Moreover, our independent registered public accounting firm may deem that we did not maintain, in all material respects, effective internal control over financial reporting if we are unable to remediate deficiencies on a timely basis. If we fail to remediate material weaknesses, fail to implement required new or improved controls, encounter difficulties in their implementation, or are unable at any time to assert that we maintain effective internal controls, it could harm our operating results, cause us to fail to meet our SEC reporting obligations on a timely basis, result in material misstatements, and our investors could lose confidence in the accuracy and completeness of our financial reports and our stock price could decline.

Changes in effective tax rates could negatively affect our operating results and we may not be able to use tax credits before their expiration if we fail to have sufficient future income.

We conduct our business globally and, as a result, are subject to taxation in the United States and foreign countries. Our future tax rates could be affected by numerous factors, including changes in tax laws or the interpretation of such tax laws and changes in accounting policies. Our filings are subject to reviews or audit by the Internal Revenue Service and state, local and foreign taxing authorities. We cannot be sure that any final determination in an audit would not be materially different than the treatment reflected in our historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit, there could be a significant negative effect on our income tax provision and our operating results in the period or periods for which that determination is made. Any changes in our geographical earnings mix in various tax jurisdictions, including those resulting from transfer pricing adjustments, could materially increase our effective tax rate. Furthermore, we maintain deferred tax assets related to federal, foreign and certain states. Our ability to use these credits prior to their expiration is dependent upon having sufficient future income.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located in San Jose, California.  Our current lease has decreasing commitments due to a renegotiation of the lease we completed in 2012.  Approximately 21,200 square feet under current lease will no longer be included under the lease after the end of September 2013.  We are not utilizing that space and have subleased all of it through that date. We are utilizing the other approximately 28,600 square feet under the lease, which terminates at the end of September 2018.   In addition, we lease laboratory space in San Jose, California under a lease that expires in November 2014. We lease other office space in Pennsylvania and Texas in the United States. In addition, we have offices in France, Germany, Italy, China, Japan, Korea, and Taiwan with an aggregate of approximately 39,200 square feet under various leases that expire at different times through 2017. We believe our existing facilities are adequate to meet our current needs and are being utilized consistently with our past practice. We consistently look for opportunities to minimize costs related to office space through improved efficiencies and intend to make changes to leased facilities in the future as appropriate to reflect changes in worldwide operations and headcount.

Item 3.  Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. Although we currently believe that the ultimate outcome of any of these claims and proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainty. If an unfavorable ruling occurs in any of the legal proceedings described below, our financial position and results of operations and cash flows could be negatively affected. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. A reasonably possible loss in excess of amounts accrued is not significant to the financial statements. With respect to the matter below, we have determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at December 31, 2012. As we continue to monitor this matter, however, our determination could change and we may decide a different reserve is appropriate in the future.

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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market For Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Market under the symbol “PDFS”. As of March 5, 2013, we had approximately 59 stockholders of record. The number of stockholders of record does not include individuals whose stock is in nominee or “street name” accounts through brokers.

The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported by the NASDAQ Global Market:

2012	High	Low
First Quarter	$8.44	$6.30
Second Quarter	$10.54	$7.35
Third Quarter	$13.66	$8.75
Fourth Quarter	$14.72	$13.00

2011	High	Low
First Quarter	$7.09	$4.78
Second Quarter	$7.02	$5.55
Third Quarter	$6.43	$3.86
Fourth Quarter	$7.13	$3.66

Dividend Policy

No cash dividends were declared or paid in 2012 or 2011. We currently intend to retain all available funds to finance future internal growth and product development and therefore do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Stock Performance Graph

The following graph and tables compare the cumulative total stockholder return data for our stock since December 31, 2007 to the cumulative return over such period of (i) The NASDAQ Composite Index and (ii) the RDG Technology Composite Index. The graph assumes that $100 was invested on December 31, 2007. The graph and tables further assume that such amount was initially invested in the Common Stock of the Company at a per share price of $9.01 (closing price on December 31, 2007) and that of any dividends were reinvested. This performance graph and the corresponding tables are not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance on the following graph and tables is not necessarily indicative of future stock price performance.

	12/07	12/08	12/09	12/10	12/11	12/12
PDF Solutions, Inc.	100.00	15.98	42.73	53.50	77.36	152.94
NASDAQ Composite Index	100.00	59.03	82.25	97.32	98.63	110.78
RDG Technology	100.00	56.89	91.53	103.10	103.14	117.75

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter ended December 31, 2012 (in thousands except per share amounts).

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

Month #1 (October 1, 2012 through October 31, 2012)	2	$13.67	21	$2,255
Month #2 (November 1, 2012 through November 30, 2012)	51	13.30	678	19,522
Month #3 (December 1, 2012 through December 31, 2012)	7	13.83	102	19,522
Total	60	$13.38	801

(1) On October 29, 2007, the Board of Directors adopted a program to repurchase up to $10.0 million of the Company’s common stock on the open market. The initial program was for three years, but on October 19, 2010, the Board of Directors authorized an extension of, and an increase in, the program and the aggregate amount available to repurchase between October 19, 2010 and October 29, 2012 was reset to an additional $10.0 million of the Company’s common stock, meaning a total of $19.3 million was available. The program expired on October 29, 2012. As of the expiration date on October 29, 2012, 3.8 million shares had been repurchased at the average price of $4.53 per share, a total purchase price of $17.0 million, under this program. On November 8, 2012, the Board of Directors adopted a new program to repurchase up to $20.0 million of the Company’s common stock on the open market over the next two years. As of December 31, 2012, 36,100 shares had been repurchased at the average price of $13.20 per share under this new program, a total purchase price of $0.5 million and $19.5 million remained for future repurchases.
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

	Year Ended December 31,
	2012	2011	2010	2009	2008(1)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Design-to-silicon-yield solutions	$59,061	$51,633	$43,080	$32,662	$55,113
Gainshare performance incentives	30,479	15,079	18,570	15,776	18,924
Total revenues	89,540	66,712	61,650	48,438	74,037
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	36,236	29,416	26,900	25,087	29,111
Amortization and impairment of acquired technology	261	626	1,285	1,439	6,012
Total cost of design-to-silicon-yield solutions	36,497	30,042	28,185	26,526	35,123
Gross profit	53,043	36,670	33,465	21,912	38,914
Operating expenses:
Research and development	13,251	13,972	14,955	17,906	33,994
Selling, general and administrative	18,599	18,358	16,002	16,551	21,778
Amortization of other acquired intangible assets	174	204	295	349	893
Restructuring charges	1,889	(110)	885	4,512	3,401
Impairment on goodwill and other acquired intangible assets	—	—	—	—	66,830
Total operating expenses	33,913	32,424	32,137	39,318	126,896
Income (loss) from operations	19,130	4,246	1,328	(17,406)	(87,982)
Interest and other income (expense), net	(248)	73	20	237	353
Income (loss) before taxes	18,882	4,319	1,348	(17,169)	(87,629)
Income tax provision	(18,329)	2,439	1,326	903	8,099
Net income (loss)	$37,211	$1,880	$22	$(18,072)	$(95,728)
Net income (loss) per share:
Basic	$1.30	$0.07	$0.00	$(0.69)	$(3.48)
Diluted	$1.25	$0.07	$0.00	$(0.69)	$(3.48)
Weighted average common shares:
Basic	28,700	28,086	27,257	26,377	27,514
Diluted	29,809	28,431	27,471	26,377	27,514

	December 31,
	2012	2011	2010	2009	2008(1)
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$61,637	$46,041	$38,154	$34,899	$31,686
Short-term investments	—	—	—	—	9,051
Working capital	82,900	57,236	50,849	44,887	56,331
Total assets	124,260	74,384	68,392	63,432	79,627
Long-term obligations	3,502	4,156	4,949	5,120	5,315
Total stockholders’ equity	101,060	56,843	50,832	45,689	59,770

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

Industry Trend

We believe that logic foundries were running at or near capacity at times during 2010, and a supply constraint at advanced nodes developed. Further, we believe that logic foundries invested in leading edge nodes and capacity in 2010 and 2011, even though utilization rates fluctuated in 2011. This investment trend resulted in an increase in our business and improved results of operations in 2010, 2011 and 2012.

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

Financial Highlights

The following were our financial highlights for the year ended December 31, 2012:

•
Total revenues were $89.5 million, which was an increase of $22.8 million, or 34%, compared to the year ended December 31, 2011. Design-to-Silicon-Yield solutions revenues were $59.1 million, which was an increase of $7.4 million, or 14%, from the year ended December 31, 2011. The increase in Design-to-silicon-yield solutions revenue was primarily due to an increase in fixed fee integrated solutions, the result of higher field utilization in the period due to increased business activity. Gainshare performance incentives revenue was $30.5 million, an increase of $15.4 million, or 102%, compared from the year ended December 31, 2011. The increase in revenue from Gainshare performance incentives was primarily the result of a higher number of projects reaching performance measures for achieving gainshare and higher wafer volumes at customers’ manufacturing facilities.

•
Net income was $37.2 million, compared to $1.9 million for the year ended December 31, 2011. The increase in net income was primarily attributable to a reversal of valuation allowance of $19.9 million related to deferred tax assets that resulted in an income tax benefit for the period and an increase in gross margin of $16.4 million mainly due to an increase in revenues of $22.8 million and a more favorable product mix.

•
Net income per basic and diluted share was $1.30 and $1.25, respectively, for the year ended December 31, 2012 compared to net income per basic and diluted share of $0.07 for the year ended December 31, 2011, an increase of $1.23 and $1.18 per basic and diluted share, respectively.

•
Cash, cash equivalents and investments increased $14.8 million to $61.6 million at December 31, 2012 from $46.8 million at December 31, 2011, primarily due to cash from operating activities during the period.

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

Income Taxes

We are required to assess the likelihood that our deferred tax assets will be recovered from future taxable income and if we believe that they are not likely to be realizable before the expiration dates applicable to such assets then, to the extent we believe that recovery is not likely, establish a valuation allowance. Changes in the net deferred tax assets, less offsetting valuation allowance, in a period are recorded through the income tax provision in the consolidated statements of operations. During the year ended December 31, 2008, we concluded that a valuation allowance was required based on our evaluation and weighting of the positive and negative evidence. As a result of our evaluation, at that time, we recorded valuation allowances against substantially all of our net deferred tax assets.  Further, we evaluate positive and negative evidence at each financial reporting period to determine whether it is at such time more likely than not that our deferred tax assets will be realizable before the then-applicable expiration dates.  At December 31, 2012, in accordance with this standard procedure, we again evaluated the available objective evidence, both positive and negative, and concluded that it was more likely than not that our deferred tax assets would be realizable before the applicable expiration dates and determined that valuation allowances aggregating to $19.9 million were no longer needed. This has been reported as a component of income tax benefit in the accompanying Consolidated Statement of Operations.  The remaining balance of the valuation allowance, $4.7 million, primarily relates to California R&D tax credits that have not met the “more likely than not” realization threshold criteria because on an annual basis and pursuant to current law, we generate more California credits than California tax.  As a result, at December 31, 2012, the excess credits continue to be subject to a full valuation allowance. See Note 9 to the consolidated financial statements for further discussion. In the event we conclude at a future financial reporting period that there has been a change in our ability to recover our deferred tax assets, and it is at such time no longer more likely than not that we will recover the tax credits before applicable expiration dates, our tax provision will increase in the period in which we make such determination.

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

Results of Operations

The following table sets forth, for the years indicated, the percentage of total revenues represented by the line items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2012	2011	2010
Revenues:
Design-to-silicon-yield solutions	66%	77%	70%
Gainshare performance incentives	34	23	30
Total revenues	100	100	100
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	41	44	44
Amortization and impairment of acquired technology	—	1	2
Total cost of design-to silicon-yield solutions	41	45	46
Gross profit	59	55	54
Operating expenses:
Research and development	15	21	24
Selling, general and administrative	21	27	26
Amortization of other acquired intangible assets	—	—	1
Restructuring charges	2	—	1
Total operating expenses	38	48	52
Income (loss) from operations	21	7	2
Interest and other income, net	—	—	—
Income (loss) before taxes	21	7	2
Income tax provision (benefit)	(21)	4	2
Net income (loss)	42%	3%	0%

Years Ended December 31, 2012 and 2011

Revenues	2012	2011	$ Change	% Change
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$59,061	$51,633	$7,428	14%
Gainshare performance incentives	30,479	15,079	15,400	102
Total	$89,540	$66,712	$22,828	34%

Design-to-Silicon-Yield Solutions.   Design-to-silicon-yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-Silicon-Yield solutions revenue increased $7.4 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to an increase in fixed fee integrated solutions, the result of higher field utilization in the period due to increased business activity.  Our Design-to-silicon-yield solutions revenue may fluctuate in the future and are dependent on a number of factors, including the semiconductor industry’s acceptance of our products, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets including photovoltaic and LED, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own businesses or, in some cases, take advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

Gainshare Performance Incentives.   Gainshare performance incentives revenue represents profit sharing and performance incentives earned based upon our customers reaching certain defined operational levels. Revenue derived from gainshare performance incentives increased $15.4 million for the year ended December 31, 2012 compared to the year ended December 31, 2011.  The increase was primarily the result of a higher number of projects reaching performance measures for achieving gainshare combined with higher wafer volumes at customers’ manufacturing facilities.  Our Gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for Gainshare performance incentives.

Cost of Design-to-Silicon-Yield Solutions	2012	2011	$ Change	% Change
(In thousands, except for percentages)
Direct costs of design-to-silicon-yield solutions	$36,236	$29,416	$6,820	23%
Amortization and impairment of acquired technology	261	626	(365)	(58)
Total	$36,497	$30,042	$6,455	21%

Costs of Design-to-Silicon-Yield Solutions. Costs of Design-to-Silicon-Yield solutions consist of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization of acquired technology.

Direct Costs of Design-to-Silicon-Yield Solutions. Direct costs of Design-to-Silicon-Yield solutions consist of services costs and software licenses costs. Services costs consist of material, employee compensation and related benefits, overhead costs, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products. Direct costs of Design-to-Silicon-Yield Solutions increased $6.8 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was primarily due to $3.2 million in personnel expense for additional headcount needed to support the growth in revenue-generating engagements and $3.2 million in variable compensation recorded in connection with increased profitability in the year ended December 31, 2012, and also as a result of increases of $0.7 million in travel expense and $0.5 million in outside services related to increased project activity. The total increase was only slightly offset by decreases of $0.5 million in equipment cost and $0.3 million in third-party software royalty expense.

Amortization and Impairment of Acquired Technology.   Amortization of acquired technology consists of amortization of intangibles acquired as a result of certain business combinations. Amortization of acquired technology decreased $0.4 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to certain intangible assets becoming fully amortized. All acquired technology intangible assets were fully amortized as of December 31, 2012.

Research and Development	2012	2011	$ Change	% Change
(In thousands, except for percentages)
Research and Development	$13,251	$13,972	(721)	(5)%

Research and Development.   Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel, facilities cost allocations, and stock-based compensation charges. Research and development expenses decreased $0.7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to the  decrease in outside services. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the size and the timing of product development projects and revenue generating activity requirements.

Selling, General and Administrative	2012	2011	$ Change	% Change
(In thousands, except for percentages)
Selling, general and administrative	$18,599	$18,358	241	1%

Selling, General and Administrative.   Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel in addition to outside sales commissions, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased $0.2 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to an increase of $0.9 million in personnel-related expense as a result of higher variable compensation, an increase of $0.4 million in stock-based compensation expense, which was mainly due to the impact of awards granted to our non-employee directors  and an increase of $0.2 million in travel expense, offset by a decrease of $0.8 million in accounting and legal services, a decrease of $0.3 million in facility expense and a decrease of $0.1 million in recruiting expense. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

Amortization of Other Acquired Intangible Assets	2012	2011	$ Change	% Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$174	$204	(30)	(15)%

Amortization of Other Acquired Intangible Assets.   Amortization of other acquired intangible assets consists of the amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets for the year ended December 31, 2012 decreased $30,000 compared to the year ended December 31, 2011, primarily the result of certain intangible assets becoming fully amortized. We anticipate amortization of existing other acquired intangible assets to be $74,000 in 2013, and $30,000 in 2014.

Restructuring Charges (Credits)	2012	2011	$ Change	% Change
(In thousands, except for percentages)
Restructuring charges (credits)	$1,889	$(110)	1,999	1,817%

Restructuring Charges (Credits).   Restructuring charges (credits) for the year ended December 31, 2012 increased $2.0 million compared to the year ended December 31, 2011. Restructuring charges for the year ended December 31, 2012 is primarily related to the new restructuring plan announced on October 24, 2012 as part of the Company’s continuing efforts to simplify the organization, leverage cross-training and learning, and reduce annual operations expenses. Restructuring credits for the year ended December 31, 2011 is primarily due to the sublease of certain previously restructured facilities that occurred earlier than previously estimated.

Interest and Other Income (Expense), Net	2012	2011	$ Change	% Change
(In thousands, except for percentages)
Interest and other income (expense), net	$(248)	$73	(321)	(440)%

Interest and Other Income (Expense), Net.  Interest and other income (expense), net, primarily consists of interest income (expense) and foreign currency exchange gain (loss). For the year ended December 31, 2012, we recorded interest and other expense, net of $0.2 million as compared to interest and other income, net of $73,000 for the year ended December 31, 2011. The interest and other income (expense), net for the year ended December 31, 2012 and 2011 was primarily related to gains (losses) related to EURO to U.S. Dollar exchange rate. We anticipate interest and other income (expense), net will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

Income Tax Provision (benefit)	2012	2011	$ Change	% Change
(In thousands, except for percentages)
Income tax provision (benefit)	$(18,329)	$2,439	(20,768)	(851)%

Income Tax Provision (benefit).   The change in income tax provision (benefit) to $18.3 million of income tax benefit from $2.4 million of income tax expense was primarily due to the release of deferred tax asset valuation allowance of $19.9 million and $0.5 million of foreign withholding tax refund benefits recognized during the year. Our income tax provision (benefit) primarily consists of changes in valuation allowance, statutory taxes, foreign withholding taxes, and changes in unrecognized tax benefits.

Years Ended December 31, 2011 and 2010

Revenues	2011	2010	$ Change	% Change
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$51,633	$43,080	$8,553	20%
Gainshare performance incentives	15,079	18,570	(3,491)	(19)
Total	$66,712	$61,650	$5,062	8%

Design-to-Silicon-Yield Solutions.   Design-to-Silicon-Yield solutions revenues increased $8.6 million for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to an increase in fixed fee integrated solutions. The increases were primarily the result of higher bookings, as customers continued their investment in leading edge technology due to continued improvement in the global economic environment and in the semiconductor industry.

Gainshare Performance Incentives.   Revenues derived from gainshare performance incentives decreased $3.5 million for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to decreases in wafer volumes at our customers’ sites.

Cost of Design-to-Silicon-Yield Solutions	2011	2010	$ Change	% Change
(In thousands, except for percentages)
Direct costs of design-to-silicon-yield solutions	$29,416	$26,900	$2,516	9%
Amortization and impairment of acquired technology	626	1,285	(659)	(51)
Total	$30,042	$28,185	$1,857	7%

Direct Costs of Design-to-Silicon-Yield Solutions. Direct costs of Design-to-Silicon-Yield Solutions increased $2.5 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase was primarily due to an increase of $2.3 million in personnel expense as a result of additional headcount to support the growth in revenue-generating engagements and an increase of $0.2 million in travel expense related to increased project activity.

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

Liquidity and Capital Resources

Operating Activities

Cash flows provided by operating activities was $14.8 million for the twelve months ended December 31, 2012. This resulted from net income of $37.2 million, partially offset by non-cash charges of $14.5 million and the cash decrease of $8.0 million reflected in the net change of operating assets and liabilities.  Non-cash charges consisted primarily of deferred taxes of $20.1 million, treasury stock in the amount of $0.5 million withheld by the Company for employee income tax due upon vesting of restricted stock units in the period, partially offset by stock-based compensation of $4.9 million, amortization of acquired intangible assets of $0.4 million and depreciation of $0.5 million.  Cash flow decreases resulting from the net change in operating assets and liabilities primarily consisted of $12.2 million increase in accounts receivable, a $1.3 million increase in prepaid expense and other assets, a $1.3 million decrease in billings in excess of recognized revenue, partially offset by a $5.7 increase in accrued compensation and related benefits, a $0.7 million increase in accounts payable and a $0.4 million increase in deferred revenue.  The $13.1 million combined cash flow decrease resulted from the increase in accounts receivable and decrease in billings in excess of recognized revenues and deferred revenue was primarily due to the timing of billing milestones and payments received. The increase of $5.7 million in accrued compensation and related benefits was primarily due to increase in accrued bonuses.

Cash flows provided by operating activities was $8.2 million for the twelve months ended December 31, 2011. This resulted from net income of $1.9 million, the addition of $5.4 million from non-cash charges and the cash increase of $0.9 million reflected in the net change of operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $4.8 million, amortization of acquired intangible assets of $0.8 million and depreciation of $0.5 million, partially offset by treasury stock in the amount of $0.7 million withheld by the Company for employee income tax due upon vesting of restricted stock units in the period. Cash flow increases resulting from the net change in operating assets and liabilities primarily consisted of $1.3 million decrease in accounts receivable, a $1.1 million increase in accrued compensation and a $0.3 million increase in billings in excess of recognized revenue, partially offset by a $1.1 million decrease in accrued and other current liabilities, a $0.4 million decrease in accounts payable and a $0.2 million increase in prepaid expenses and other assets. The $1.6 million combined cash flow increase resulted from the decrease in accounts receivable and increase in billings in excess of recognized revenues was primarily due to the timing of billing milestones and payments received. The increase of $1.1 million in accrued compensation and related benefits was primarily due to increase in accrued bonuses and accrued vacation.

Investing Activities

Cash flows used in investing activities of $1.3 million for the twelve months ended December 31, 2012 consisted of $2.3 million payments for capital expenditures, offset by $1.0 million of proceeds from the sale of investments. Cash flows used in investing activities of $0.4 million for the twelve months ended December 31, 2011 consisted of payments for capital expenditure.

Financing Activities

Cash flows provided by financing activities of $2.3 million for the year ended December 31, 2012 consisted primarily of $5.6 million of proceeds from the exercise of stock options, $1.0 million of proceeds from our Employee Stock Purchase Plan and excess tax benefit from stock-based compensation of $0.1 million, offset by repurchases of 425,000 shares of our common stock for $4.4 million on the open market during the period.

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

Liquidity

As of December 31, 2012, our working capital, defined as total current assets less total current liabilities, was $82.9 million, compared to $57.2 million as of December 31, 2011. Cash and cash equivalents were $61.6 million as of December 31, 2012, compared to $46.0 million as of December 31, 2011.  As of December 31, 2012 and 2011, cash and cash equivalents held by our foreign subsidiaries were $2.0 million and $1.5 million, respectively. We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to repurchase common stock or fund potential investments in, or acquisitions of complementary products, technologies or businesses or acquire new office space for our headquarters. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities.

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands):

		Payments Due by Period
Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Operating lease obligations	1,647	1,654	1,550	1,558	1,284	695	8,388
Purchase obligations(1)	3,234	—	—	—	—	—	3,234
Total(2)	$4,881	$1,654	$1,550	$1,558	1,284	$695	$11,622

(1)	Purchase obligations consist of agreements to purchase goods and services entered in the ordinary course of business.

(2)
The contractual obligation table above excludes liabilities for uncertain tax positions of $3.2 million, which are not practicable to assign to any particular years, due to the inherent uncertainty of the tax positions.  See Note 9 of “Notes to Consolidated Financial Statements” for further discussion.

Operating lease amounts include minimum rental payments under our operating leases for our office facilities, as well as computers, office equipment, and vehicles that we utilize under lease agreements. These minimum rental payments include payments on those facilities abandoned as part of the restructuring activities. These agreements expire at various dates through 2018.

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

Interest Rate Risk.   As of December 31, 2012, we had cash and cash equivalents of $61.6 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at December 31, 2012 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates on foreign denominated payables as of December 31, 2012 would result in a loss of approximately $0.7 million. As of December 31, 2012, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

Item 8.   Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this Item 8 are listed in Item 15(a)(1) of this Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2012 in connection with the filing of this Annual Report on Form 10-K. Based on that evaluation as of December 31, 2012, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Our management, with the participation of our principal executive officer and principal financial and accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. This evaluation was based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

   Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter ended December 31, 2012, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B.   Other Information.

None.

PART III

Pursuant to Paragraph (3) of the General Instructions to Form 10-K, certain of the information required by Part III of this Form 10-K is incorporated by reference from our Proxy Statement as set forth below. The Proxy Statement is expected to be filed within 120 days of December 31, 2012.

Item 10.   Directors, Executive Officers and Corporate Governance.

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

See the Reports of Independent Registered Public Accounting Firms.

PDF SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PDF Solutions, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows present fairly, in all material respects, the financial position of PDF Solutions, Inc. and its subsidiaries at  December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 18, 2013

PDF SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$61,637	$46,041
Accounts receivable, net of allowances of $351 and $254, respectively	33,959	20,863
Deferred tax assets - current portion	3,589	9
Prepaid expenses and other current assets	3,413	3,708
Total current assets	102,598	70,621
Property and equipment, net	3,898	777
Non-current investments	—	784
Intangible assets, net	104	539
Deferred tax assets - long-term portion	16,471	34
Other non-current assets	1,189	1,629
Total assets	$124,260	$74,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,054	$974
Accrued compensation and related benefits	10,723	5,026
Accrued and other current liabilities	2,882	2,335
Deferred revenues - current portion	3,232	2,961
Billings in excess of recognized revenues	807	2,089
Total current liabilities	19,698	13,385
Long-term income taxes payable	3,222	3,489
Other non-current liabilities	280	667
Total liabilities	23,200	17,541
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 34,027 and 32,635, respectively; shares outstanding 29,226 and 28,304, respectively	4	4
Additional paid-in capital	220,361	208,826
Treasury stock, at cost, 4,801 and 4,331 shares, respectively	(27,778)	(22,899)
Accumulated deficit	(91,578)	(128,789)
Accumulated other comprehensive income (loss)	51	(299)
Total stockholders’ equity	101,060	56,843
Total liabilities and stockholders’ equity	$124,260	$74,384

See accompanying notes to consolidated financial statements.

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Revenues:
Design-to-silicon-yield solutions	$59,061	$51,633	$43,080
Gainshare performance incentives	30,479	15,079	18,570
Total revenues	89,540	66,712	61,650
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	36,236	29,416	26,900
Amortization of acquired technology	261	626	1,285
Total cost of design-to-silicon-yield solutions	36,497	30,042	28,185
Gross profit	53,043	36,670	33,465
Operating expenses:
Research and development	13,251	13,972	14,955
Selling, general and administrative	18,599	18,358	16,002
Amortization of other acquired intangible assets	174	204	295
Restructuring charges (credits)	1,889	(110)	885
Total operating expenses	33,913	32,424	32,137
Income from operations	19,130	4,246	1,328
Interest and other income (expense), net	(248)	73	20
Income before taxes	18,882	4,319	1,348
Income tax provision (benefit)	(18,329)	2,439	1,326
Net income	$37,211	$1,880	$22

Net income per share
Basic	$1.30	$0.07	$0.00
Diluted	$1.25	$0.07	$0.00

Weighted average common shares
Basic	28,700	28,086	27,257
Diluted	29,809	28,431	27,471

Net income	$37,211	$1,880	$22
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	134	(294)	(443)
Reclassification adjustment for other-than-temporary impairment on auction-rate-securities recognized in earnings, net of tax	216	—	—
Unrealized gain on investments, net of tax	—	66	—
Comprehensive income (loss)	$37,561	$1,652	$(421)

See accompanying notes to consolidated financial statements.

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock			Treasury Stock			Other
			Additional				Comprehensive
			Paid-In			Accumulated	Income
	Shares	Amount	Capital	Shares	Amount	Deficit	(Loss)	Total
	(In Thousands)
Balances, January 1, 2010	26,651	4	194,720	3,543	(18,715)	(130,692)	372	45,689
Issuance of common stock in connection with employee stock purchase plan	588	-	782	-	-	-	-	782
Issuance of common stock in connection with exercise of options	24	-	51	-	-	-	-	51
Vesting of restricted stock units	470	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(130)	-	-	130	(583)	-	-	(583)
Stock-based compensation expense	-	-	5,313	-	-	-	-	5,313
Comprehensive loss	-	-	-	-	-	23	(443)	(420)
Balances, December 31, 2010	27,603	$4	$200,866	3,673	$(19,298)	$(130,669)	$(71)	$50,832
Issuance of common stock in connection with employee stock purchase plan	414	-	865	-	-	-	-	865
Issuance of common stock in connection with exercise of options	531	-	2,304	-	-	-	-	2,304
Vesting of restricted stock units	414	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(114)	-	-	114	(652)	-	-	(652)
Purchases of treasury stock	(544)	-	-	544	(2,949)	-	-	(2,949)
Stock-based compensation expense	-	-	4,791	-	-	-	-	4,791
Comprehensive income	-	-	-	-	-	1,880	(228)	1,652
Balances, December 31, 2011	28,304	$4	$208,826	4,331	$(22,899)	$(128,789)	$(299)	$56,843
Issuance of common stock in connection with employee stock purchase plan	201	-	978	-	-	-	-	978
Issuance of common stock in connection with exercise of options	1,019	-	5,528	-	-	-	-	5,528
Vesting of restricted stock units	172	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(45)	-	-	45	(511)	-	-	(511)
Purchases of treasury stock	(425)	-	-	425	(4,368)	-	-	(4,368)
Stock-based compensation expense	-	-	4,880	-	-	-	-	4,880
Tax benefit from employee stock plans			149					149
Comprehensive income	-	-	-	-	-	37,211	350	37,561
Balances, December 31, 2012	29,226	$4	$220,361	4,801	$(27,778)	$(91,578)	$51	$101,060

See accompanying notes to consolidated financial statements.

PDF SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Operating activities:
Net income	$37,211	$1,880	$22
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	515	459	834
Stock-based compensation expense	4,891	4,791	5,313
Amortization of acquired intangible assets	434	830	1,580
Deferred taxes	(20,060)	21	(594)
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(511)	(652)	(583)
Provision for doubtful accounts	97	—	—
Loss on disposal of assets	45	—	—
Gain on sale of investments	(50)	—	—
Net impairment of investments	75	—	—
Tax benefit related to stock-based compensation expense	149	—	—
Excess tax benefit from stock-based compensation expense	(114)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(12,150)	1,268	(3,633)
Prepaid expenses and other assets	(1,250)	(210)	161
Accounts payable	722	(367)	20
Accrued compensation and related benefits	5,669	1,074	(404)
Accrued and other liabilities	13	(1,136)	(1,240)
Deferred revenues	352	(32)	1,400
Billings in excess of recognized revenues	(1,282)	287	(151)
Net cash provided by operating activities	14,756	8,213	2,725
Investing activities:
Proceeds from the sale of investments	975	—	—
Purchases of property and equipment	(2,334)	(405)	(121)
Net cash used in investing activities	(1,359)	(405)	(121)
Financing activities:
Exercise of stock options	5,527	2,304	51
Proceeds from employee stock purchase plan	977	865	782
Purchases of treasury stock	(4,368)	(2,949)	—
Excess tax benefit from stock-based compensation expense	114	—	—
Principal payments on long-term obligations	—	(112)	(107)
Net cash provided by financing activities	2,250	108	726
Effect of exchange rate changes on cash and cash equivalents	(51)	(29)	(75)
Net increase in cash and cash equivalents	15,596	7,887	3,255
Cash and cash equivalents, beginning of year	46,041	38,154	34,899
Cash and cash equivalents, end of year	$61,637	$46,041	$38,154
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Taxes	$1,665	$2,065	$2,107
Interest	$—	$7	$9

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

Use of Estimates  —  The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include stock-based compensation expense, allowances for doubtful accounts receivable, estimates for useful lives associated with long-lived assets, restructuring charges, fair value of investment and accounting for income taxes. Actual results could differ from those estimates.

Concentration of Credit Risk  — Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with what it considers high credit quality financial institutions.

The Company primarily sells its technologies and services to companies in Asia, Europe and North America within the semiconductor industry. As of December 31, 2012, three customers accounted for 71% of the Company’s gross accounts receivable and three customers accounted for 73% of the Company’s revenues for 2012. As of December 31, 2011, three customers accounted for 67% of the Company’s gross accounts receivable and three customers accounted for 58% of the Company’s revenues for 2011. See Note 11 for further details. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses.  The allowance for doubtful accounts, which was based on management’s best estimates, could be adjusted in the near term from current estimates depending on actual experience. Such adjustments could be material to the consolidated financial statements.

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

Property and Equipment  — Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related asset as follows:

Computer equipment (years)	3
Software (years)	3
Furniture, fixtures, and equipment (years)	5	-	7
Leasehold improvements	Shorter of estimated useful life or term of lease

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

Accounts Receivable  — Accounts receivable includes amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $7.7 million and $11.0 million at December 31, 2012 and 2011, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon the Company’s assessment of the expected collectability of the accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance.

Allowance for doubtful accounts are summarized below:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs of Accounts	Balance at End of Period
Allowance for doubtful accounts
2012	$254	$97	$—	$351
2011	$254	$—	$—	$254
2010	$254	$—	$—	$254

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

Litigation  — The Company is involved in certain legal proceedings. Based upon consultation with outside counsel handling its defense in these matters and an analysis of potential results, if the Company believes that a loss arising from such matters is probable and can be reasonably estimated, the Company records the estimated liability in its consolidated financial statements. If only a range of estimated losses can be determined, the Company records an amount within the range that, in its judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, the Company records the low end of the range. Any such accrual would be charged to expense in the appropriate period. The Company recognizes litigation expenses in the period in which the litigation services were provided.

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

As of December 31, 2012, the Company’s investments balance was zero. As of December 31, 2011, Company’s investments consisted entirely of auction-rate securities. Refer to Note 12 “Fair Value” for further discussion on the Company’s investments.

3.  Property and Equipment

Property and equipment consist of (in thousands):

	December 31,
	2012	2011
Computer equipment	$10,319	$12,642
Software	3,552	3,543
Furniture, fixtures, and equipment	971	1,060
Leasehold improvements	1,021	926
Test equipment	2,005	—
Construction-in-progress	864	—
	18,732	18,171
Accumulated depreciation and amortization	(14,834)	(17,394)
	$3,898	$777

Depreciation and amortization expense for years ended December 31, 2012, 2011 and 2010 was $0.5 million, $0.5 million and $0.8 million, respectively. The construction-in-progress relates to the construction of test equipment. As of December 31, 2011, the Company had incurred a total of $1.4 million for the construction of test equipment and the amounts were classified as prepaid expense and other current assets. During the quarter ended March 31, 2012, it was determined that the useful life of the test equipment is more than one year. Therefore, the Company reclassified this amount from prepaid expense and other current assets to property and equipment. The Company depreciates the test equipment over the estimated useful life of 5 years as the assets are put in use.

4.   Intangible Assets

The following tables provide information relating to the intangible assets contained within the Company’s consolidated balance sheet as of December 31, 2012 and 2011 (in thousands):

				December 31, 2012
	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired identifiable intangibles:
Acquired technology	4	-	5	$11,800	$(11,800)	$—
Brand name		4		510	(510)	—
Customer relationships and backlog	1	-	6	3,420	(3,420)	—
Patents and applications		7		1,400	(1,296)	104
Other acquired intangibles		4		255	(255)	—
Total				$17,385	$(17,281)	$104

				December 31, 2011
	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired identifiable intangibles:
Acquired technology	4	-	5	$11,800	$(11,539)	$261
Brand name		4		510	(510)	—
Customer relationships and backlog	1	-	6	3,420	(3,320)	100
Patents and applications		7		1,400	(1,222)	178
Other acquired intangibles		4		255	(255)	—
Total				$17,385	$(16,846)	$539

Intangible asset amortization expense for the years ended December 31, 2012, 2011 and 2010 was $0.4 million, $0.8 million and $1.6 million, respectively.

The Company expects that annual amortization of acquired identifiable intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2013	74
2014	30
Total	$104

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the years ended December 31, 2012, 2011 and 2010, there were no indicators of impairment related to the Company’s intangible assets.

5.  Accrued and Other Current Liabilities

Accrued and other current liabilities consist of (in thousands):

	December 31,
	2012	2011
Current portion of accrued restructuring	1,344	482
Other current liabilities	1,538	1,853
Total accrued and other current liabilities	$2,882	$2,335

6.  Commitments and Contingencies

Leases  — The Company leases administrative and sales offices and certain equipment under noncancelable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various times through 2018. Rent expense was $2.2 million, $2.4 million and $2.4 million in 2012, 2011 and 2010, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2012 are as follows (in thousands):

Year Ending December 31,
2013	$1,647
2014	1,654
2015	1,550
2016	1,558
2017	1,284
Thereafter	695
Total future minimum lease payments	$8,388

The operating lease obligations have been reduced by future minimum sublease rental income of $0.4 million in 2013.

Debt  —As part of the acquisition of Si Automation S.A. (“SiA”) on October 31, 2006, at the time of the acquisition, the Company assumed two separate debt agreements with a government-backed agency in France. In 2004, SiA obtained a €550,000 loan to cover research and development expenses. The loan did not carry interest and its repayment was conditioned on meeting certain revenue targets. During the three months ended September 30, 2009, an amendment to the agreement was executed to forgive €275,000 of the loan due to the partial success of the research project.  The loan was fully repaid in 2009.  The release of the debt was included in the “Interest and other income”. SiA also entered into a long-term debt agreement in 2005 for a total amount of €400,000. The debt carried a variable interest rate based on the three month average EURIBOR plus 160 basis points. The debt was reimbursable in 20 equal principal quarterly installments from January 2007 through October 2011. The debt agreement did not carry any financial covenant. The loan was fully repaid in October 2011.

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

Purchase obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of December 31, 2012, total outstanding purchase obligations were $3.2 million which are primarily due within the next 12 months.

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

Litigation — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. A reasonably possible loss in excess of amounts accrued is not significant to the financial statements. With respect to each of the matters below, the Company has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at December 31, 2012. Although the Company currently believes that the ultimate outcome of any of these claims and proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainty. If an unfavorable ruling occurs in any of the legal proceedings described below, the Company’s financial position and results of operations and cash flows could be negatively affected. As the Company continues to monitor these matters, however, the Company’s determination could change and the Company may decide a different reserve is appropriate in the future.

 Philip Steven Melman filed a complaint against the Company and its Chief Executive Officer on December 7, 2009 in the Superior Court for Santa Clara County.  In the complaint, Mr. Melman alleges wrongful discharge based on discrimination, fraud, breach of contract and similar theories, in connection with the termination of Mr. Melman's employment with the Company.  The complaint seeks compensatory and punitive damages, any other available remedies, as well as attorney's fees and costs. Summary judgment in the favor of both the Company and Dr. Kibarian was entered by the court on October 27, 2011 and November 15, 2011, respectively.  Mr. Melman is appealing both orders. The Company believes the appeal is without merit and intends to continue to vigorously oppose it.

7.  Stockholders’ Equity

Stock-based compensation expenses related to the Company’s employee stock purchase plan and stock plans were allocated as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cost of design-to-silicon-yield solutions	$1,786	$1,923	$1,874
Research and development	1,083	1,197	1,655
Selling, general and administrative	2,022	1,671	1,784
Stock-based compensation expense	$4,891	$4,791	$5,313

The stock-based compensation expense for the year ended December 31, 2012 in the table above includes expense related to cash-settled stock appreciation rights (“SARs”) granted to certain employees in 2012 which totaled $11,000. The Company accounted for these awards as a liability and the amount was included in accrued compensation and related benefits.

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

The fair value of equity awards granted was estimated on the date of grant with the following weighted average assumptions:

	Stock Plans			Employee Stock Purchase Plan
	2012	2011	2010	2012	2011	2010
Expected life (in years)	4.8	4.9	5.2	1.25	1.25	1.25
Volatility	59.2%	61.1%	62.3%	51.6%	57.7%	62.0%
Risk-free interest rate	0.77%	1.52%	2.07%	0.18%	0.46%	0.47%
Expected dividend	—	—	—	—	—	—

On December 31, 2012, the Company had in effect the following stock-based compensation plans:

Stock Plans —  At the annual meeting of stockholders on November 16, 2011, the Company’s stockholders approved the 2011 Stock Incentive Plan (the “2011 Plan”). Under the 2011 Plan, the Company may award stock options, SARs, stock grants or stock units covering shares of the Company's common stock to employees, directors, non-employee directors and contractors. The aggregate number of shares reserved for awards under this plan is 3,200,000 shares, plus up to 3,500,000 shares previously issued under the 2001 Plan that are forfeited or repurchased by the Company or shares subject to awards previously issued under the 2001 Plan that expire or that terminate without having been exercised or settled in full. In case of awards other than options or SARs, the aggregate number of shares reserved under the plan will be decreased at a rate of 1.33 shares issued pursuant to such awards. In the case of cash-settled SARs, there is no reduction in the aggregate number of shares reserved under the plan. The exercise price for stock options must generally be at prices no less than the fair market value at the date of grant for incentive stock options. Stock options generally expire ten years from the date of grant and become vested and exercisable over a four-year period.

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

As of December 31, 2012, 3.5 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 1.7 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.2 million shares that were subject to awards previously made under the 2001 Plan and were forfeited or expired after adoption of the 2011 Plan through September 30, 2012. As of December 31, 2012, there were no outstanding awards that had been granted outside of the 2011, 2001 or the IDS Plans (collectively, the "Stock Plans").

Additional information with respect to options under the Plans is as follows:

	Outstanding Options
	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2010	3,484	5.70
Granted (weighted average fair value of $2.33 per share)	313	4.39
Exercised	(24)	2.14
Canceled	(231)	4.38
Expired	(89)	9.62
Outstanding, December 31, 2010	3,453	5.60
Granted (weighted average fair value of $3.15 per share)	1,165	6.09
Exercised	(531)	4.33
Canceled	(162)	4.59
Expired	(53)	9.02
Outstanding, December 31, 2011	3,872	5.91
Granted (weighted average fair value of $4.38 per share)	1,216	8.80
Exercised	(1,019)	5.42
Canceled	(216)	6.34
Expired	(43)	9.78
Outstanding, December 31, 2012	3,810	6.91	7.40	$26,286
Vested and expected to vest, December 31, 2012	3,557	6.85	7.29	$24,751
Exercisable, December 31, 2012	1,864	6.69	6.10	$13,318

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $13.78 as of December 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the year ended December 31, 2012, 2011 and 2010 was $5.8 million, $0.6 million and $0.1 million.

As of December 31, 2012, there was $6.0 million of total unrecognized compensation cost net of forfeitures related to unvested stock options. That cost is expected to be recognized over a weighted average period of 2.76 years. The total fair value of options vested during the year ended December 31, 2012 was $2.7 million. As of December 31, 2011, there was $4.2 million of total unrecognized compensation cost net of forfeitures related to unvested stock options. That cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of options vested during the year ended December 31, 2011 was $2.2 million.

 Nonvested shares (restricted stock units) were as follows:

	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2010	979	6.84
Granted	30	3.98
Vested	(470)	6.43
Forfeited	(86)	7.14
Nonvested, December 31, 2010	453	7.29
Granted	292	6.18
Vested	(414)	6.12
Forfeited	(28)	6.89
Nonvested, December 31, 2011	303	7.82
Granted	359	8.97
Vested	(172)	9.87
Forfeited	(40)	7.66
Nonvested, December 31, 2012	450	7.97

As of December 31, 2012, there was $2.9 million of total unrecognized compensation cost related to restricted stock rights. That cost is expected to be recognized over a weighted average period of 3.06 years. Restricted stock units do not have rights to dividends prior to vesting.

Employee Stock Purchase Plan  — In July 2001, the Company adopted a ten-year Employee Stock Purchase Plan (“Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The Purchase Plan consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Under the Purchase Plan, on January 1 of each year, starting with 2002, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. At the annual meeting of stockholders on May 18, 2010, the Company's stockholders approved an amendment to the Purchase Plan to extend it through May 17, 2020. As of December 31, 2012, 4.5 million shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. During 2012, 2011 and 2010, the number of shares issued were 201,000, 414,000 and 588,000, respectively, at a weighted average price of $4.86, $2.09 and $1.33 per share, respectively. As of December 31, 2012, 1.5 million shares were available for future issuance under the Purchase Plan. The weighted average estimated fair value of shares granted under the Purchase Plan during 2012, 2011 and 2010 was $3.00, $1.64 and $1.55 per share, respectively. For the year ended December 31, 2012, 2011 and 2010, the Purchase Plan compensation expense was $0.4 million, $0.4 million and $0.6 million, respectively. As of December 31, 2012, there was $0.2 million of unrecognized compensation cost related to the Purchase Plan. That cost is expected to be recognized over a weighted average period of 1.5 years.

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

On October 29, 2007, the Board of Directors adopted a program to repurchase up to $10.0 million of the Company’s common stock on the open market. The initial program was for three years, but on October 19, 2010, the Board of Directors authorized an extension of, and an increase in, the program and the aggregate amount available to repurchase between October 19, 2010 and October 29, 2012 was reset to $10.0 million of the Company’s common stock, meaning a total of $19.3 million was available. The program expired on October 29, 2012. As of the expiration date on October 29, 2012, 3.8 million shares had been repurchased at the average price of $4.53 per share, a total purchase price of $17.0 million, under this program. On November 8, 2012, the Board of Directors adopted a new program to repurchase up to $20.0 million of the Company’s common stock on the open market over the next two years. As of December 31, 2012, 36,100 shares had been repurchased at the average price of $13.20 per share under this new program, a total purchase of $0.5 million, and $19.5 million remained available for future repurchases.

8. Restructuring

The Company implemented restructuring plans during fiscal years 2012 and 2008, and recorded total restructuring charges (credits) of $1.8 million, $(0.1) million and $0.9 million for the year ended on December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the remaining restructuring accrual was $1.3 million and the amount consists of $1.0 million of employee severance charges, which the Company expects to substantially pay out by the end of the first quarter of 2013 and $0.3 million of facility exit costs which the Company expects to pay in accordance with the lease payment schedule through the end of the third quarter of 2013. This remaining accrual balance of $1.3 million was included in accrued and other current liabilities in the accompanying consolidated balance sheets.

October 2012 Plan

On October 24, 2012, the Company announced a restructuring plan as part of the Company’s continuing efforts to simplify the organization, leverage cross-training and learning, and reduce annual operations expenses. During the year ended December 31, 2012, the Company recorded restructuring charges of $1.8 million, which primarily consisted of employee severance costs of $1.7 million. The following table summarizes the activities of these restructuring liabilities (in thousands):

	Severance	Professional and Other Fees	Total
Balances, January 1, 2012	$—	$—	$—
Restructuring charges	1,733	73	1,806
Payments	(848)	(62)	(910)
Balances, December 31, 2012	$885	$11	$896

October 2008 Plan

On October 28, 2008, the Company announced a restructuring plan to better allocate its resources to improve its operational results in light of the market conditions. Under this plan, the Company has recorded restructuring charges of $7.5 million, primarily consisting of employee severance costs of $4.8 million and facility exit costs of $2.7 million. The facility exit cost consists primarily of the cost of future obligations related to the locations. Discounted liabilities for future lease costs and the fair value of the related subleases of closed locations that are recorded is subject to adjustments as liabilities are settled. In assessing the discounted liabilities for future costs of obligations related to the locations, the Company made assumptions regarding the amounts of future subleases. If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each period presented include the effect of such changes in estimates. The following table summarizes the activities of these restructuring liabilities (in thousands):

	Severance	Facility Exit	Professional and Other Fees	Total
Balances, January 1, 2010	$224	$1, 333	$62	$1,619
Restructuring charges	374	565	(54)	885
Payments	(488)	(634)	(3)	(1,125)
Balances, December 31, 2011	$110	$1,264	$5	$1,379
Restructuring credits	—	(105)	(5)	(110)
Adjustments	—	32	—	32
Payments	(7)	(566)	—	(573)
Balances, December 31, 2011	$103	$625	$—	$728
Restructuring charges	—	83	—	83
Adjustments	—	173	—	173
Payments	—	(536)	—	(536)
Balances, December 31, 2012	$103	$345	$—	$448

9.  Income Taxes

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
U.S.
Current	$271	$(237)	$(70)
Deferred	(19,863)	—	—
Foreign
Current	512	207	437
Withholding	948	2,448	1,553
Deferred	(197)	21	(594)
Total provision (benefit)	$(18,329)	$2,439	$1,326

During the years ended December 31, 2012, 2011 and 2010, income (loss) before taxes from U.S. operations was $17.7 million, $2.9 million and $0.5 million, respectively, and income before taxes from foreign operations was $1.2 million, $1.4 million and $0.8 million, respectively.

The income tax provision (benefit) differs from the amount estimated by applying the statutory federal income tax rate (35%) for the following reasons (in thousands):

	Year Ended December 31,
	2012	2011	2010
Federal statutory tax provision (benefit)	$6,609	$1,511	$567
State tax provision (benefit)	(925)	19	71
Stock compensation expense (benefit)	644	186	678
Tax credits	(722)	(3,297)	(2,236)
Foreign tax, net	906	2,171	1,220
Change in valuation allowance	(25,223)	1,794	876
Other	382	55	150
Tax provision (benefit)	$(18,329)	$2,439	$1,326

As of December 31, 2012, the Company had California net operating loss carry-forwards (“NOLs”) of approximately $8.2 million. The California NOLs begin expiring after 2031.

In addition, as of December 31, 2012, the Company had federal and state research and experimental and other tax credit (“R&D credits”) carry-forwards of approximately $9.3 million and $10.8 million, respectively. The federal credits begin to expire after 2022, while the California credits have no expiration. The extent to which the federal and state credit carry forwards can be used to offset future tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987.

The Company’s 2012 tax provision did not include the benefit of the 2012 federal R&D credit. On January 2, 2013, the President of the United States signed into law The American Taxpayer Relief Act of 2012. Under prior U.S. law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extends the research tax credit for two years to December 31, 2013. The extension of the research tax credit is retroactive to January 1, 2012 and includes amounts paid or incurred after December 31, 2011. Under U.S. GAAP, the tax benefit of the 2012 federal R&D credit will be a discrete item in the first quarter of year 2013 when the reenactment occurred.

The Company assesses its deferred tax assets for recoverability on a regular basis, and where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. In fiscal year 2008, management concluded that it was more likely than not that the Company’s net deferred tax assets would not be fully realizable. As a result of management’s evaluation, the Company recorded valuation allowances against substantially all of its net deferred tax assets at that time. The Company evaluates positive and negative evidence at each financial reporting period to determine whether it is more likely than not that the Company’s deferred tax assets would be realizable.  In accordance with such process, at December 31, 2012, the Company again evaluated the available objective evidence, both positive and negative, and concluded that it was more likely than not at that time that a portion of its deferred tax assets would be realizable, and accordingly, the Company determined that valuation allowances aggregating to $19.9 million were no longer needed. This amount released from the valuation allowance has been reported as a component of income tax benefit in the accompanying Consolidated Statement of Operations. The remaining balance of the valuation allowance of $4.7 million primarily relates to California R&D tax credits that have not met the “more-likely-than-not” realization threshold criteria. Under current tax law, the Company on an annual basis generates more California credits than California tax. As a result, at December 31, 2012, the excess credits will continue to be subject to a full valuation allowance. The Company will continue to review its deferred tax assets in accordance with the applicable accounting standards. Net deferred tax assets balance as of December 31, 2012 and 2011 was $20.1 million and $1,000 respectively. The balance as of December 31, 2012 consists of $3.6 million net deferred tax assets-current portion and $16.5 million net deferred tax assets-long-term portion. The balance as of December 31, 2011 consists of $9,000 net deferred tax assets-current portion, $35,000 net deferred tax assets-long-term portion and $43,000 net deferred tax liability- current portion which was included in accrued and other current liabilities in the accompanying consolidated balance sheets.

Tax attributes related to stock option windfall deductions are not recorded until they result in a reduction of cash tax payable. Federal tax credits and state net operating losses from windfall deductions were excluded from the deferred tax asset balance as of December 31, 2012. As of December 31, 2012, the benefit of the federal credits and state net operating loss deferred tax assets of $1.7 million and $23,000, respectively, will be recorded to additional paid-in capital when they reduce cash taxes payable. As of December 31, 2011, the excluded windfall deductions for federal and state purposes were $0.4 million and $8,000, respectively.

The components of the net deferred tax assets are comprised of (in thousands):

	December 31,
	2012	2011
Net operating loss carry forward	$704	$597
Research and development and other credit carry forward	10,839	10,660
Foreign tax credit carry forward	135	7,247
Accruals deductible in different periods	3,897	2,676
Intangible assets	6,996	7,380
Stock-based compensation	2,198	2,172
Valuation allowance	(4,708)	(30,731)
Total	$20,061	$1

In accordance with the provisions of the accounting standard relating to accounting for uncertain tax positions, the Company classifies its liabilities for income tax exposures as long-term. The Company includes interest and penalties related to unrecognized tax benefits within the Company’s income tax provision. As of December 31, 2012 and 2011, the Company had accrued interest and penalties related to unrecognized tax benefits of $426,000 and $442,000, respectively.  In the years ended December 31, 2012, 2011 and 2010, the Company recognized credits for interest and penalties related to unrecognized tax benefits in the consolidated statements of operations of $(16,000), $(19,000) and $(78,000), respectively.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2012 was $9.6 million, of which $6.0 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2011 was $9.6 million, of which $3.0 million, if recognized, would affect the Company's effective tax rate. As of December 31, 2012, the Company has recorded unrecognized tax benefits of $3.2 million, including interest and penalties, as long-term income taxes payable in its consolidated balance sheet. The remaining $6.8 million has been recorded net of our deferred tax assets, of which $3.6 million is subject to a full valuation allowance. The Company does not expect the change in unrecognized tax benefits over the next twelve months to materially impact its results of operations and financial position.

The Company conducts business globally and, as a result, files numerous consolidated and separate income tax returns in the U.S. federal, various state and foreign jurisdictions. Because the Company used some of the tax attributes carried forward from previous years to tax years that are still open, statutes of limitation remain open for all tax years to the extent of the attributes carried forward into tax year 2002 for federal and California tax purposes. The Company’s France income tax examinations for 2009 were closed during the fiscal year of 2012 with immaterial adjustments.  The Company is not subject to income tax examinations in any other of its major foreign subsidiaries’ jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Gross unrecognized tax benefits, January 1, 2010	$8,264
Increases in tax positions for current year	1,188
Increase in tax positions for prior years	540
Lapse in statute of limitations	(585)
Gross unrecognized tax benefits, December 31, 2010	9,407
Increases in tax positions for current year	777
Increases in tax positions for prior years	38
Lapse in statute of limitations	(578)
Gross unrecognized tax benefits, December 31, 2011	9,644
Increases in tax positions for current year	616
Increases in tax positions for prior years	__
Lapse in statute of limitations	(707)
Gross unrecognized tax benefits, December 31, 2012	$9,553

Undistributed earnings of the Company’s foreign subsidiaries of $3.3 million are considered to be indefinitely reinvested and accordingly, no provision for federal and state income taxes has been provided thereon.

Valuation allowance for deferred tax assets is summarized:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs of Accounts	Balance at End of Period
Valuation allowance for deferred tax assets
2012	$30,731	$—	$(26,023)	$4,708
2011	30,837	—	(106)	30,731
2010	28,020	2,817	—	30,837

During the quarter ended December 31, 2012, the Company identified a prior period error which resulted in an overstatement of the gross deferred tax asset related to stock-based compensation balance and its related valuation allowance in the Income Taxes footnote disclosures as reported on Form 10-K for the year ended December 31, 2011. As the Company recorded a full valuation allowance for this asset, the error did not have any impact to the Company’s financial results and position. The Company has made the correction of the error in the periods in which they originated and reflected the correction in the Income Taxes footnote on Form 10-K for the year ended December 31, 2012.

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

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income (loss)	$37,211	$1,880	$22
Numerator:
Basic weighted-average shares outstanding	28,700	28,086	27,257
Effect of dilutive options and restricted stock	1,109	345	214
Diluted weighted-average shares outstanding	29,809	28,431	27,471

Net income (loss) per share - Basic	$1.30	$0.07	$0.00
Net income (loss) per share - Diluted	$1.25	$0.07	$0.00

 The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	December 31,
	2012	2011
Outstanding options	1,275	2,218
Nonvested shares of restricted stock units	20	247
Employee Stock Purchase Plan	—	35
Total	1,295	2,500

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Year Ended December 31,
Customer	2012	2011	2010
A	40%	24%	19%
B	20%	19%	11%
C	13%	15%	12%
D	* %	* %	18%

*  represents less than 10%

The Company had accounts receivable balances from individual customers in excess of 10% of the gross accounts receivable balance as follows:

	December 31,
Customer	2012	2011
A	42%	34%
B	18%	23%
C	11%	10%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (in thousands):

	Year Ended December 31,
	2012		2011		2010
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
United States	$35,533	40%	$21,498	32%	$12,903	21%
Europe	30,031	33	17,700	27	8,376	14
Asia	23,976	27	27,514	41	40,371	65
Total revenue	$89,540	100%	$66,712	100%	$61,650	100%

Long-lived assets, net by geographic area is as follows (in thousands):

	December 31,
	2012	2011
United States	$3,527	$595
Asia	295	100
Europe	76	82
Total long-lived assets, net	$3,898	$777

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2012 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,341	$26,341	$—	$—

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

The Company held investments in auction-rate securities (“ARS”), which are variable rate debt instruments whose interest rates are reset through a “Dutch” auction process at regular intervals, typically every 28 days. All ARS are backed by pools of student loans guaranteed by governmental agencies and private entities, and were rated AAA/Aaa at the date of acquisition. Rating of MBIA (bond insurer on one of the Company’s ARS) was downgraded from Aaa to A2, by Moody’s Investor Services on June 19, 2008, due to uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. All ARS have failed to sell at auction since February 2008, and as a result, their interest rates were reset to the maximum LIBOR + 150 basis points. As a result of these auction failures, there was limited active market with observable prices for these securities. Therefore, the Company computed the fair value of these securities based on a discounted cash flow model, using significant level 3 inputs, to take into account the lack of liquidity. The Company's valuation analysis considers, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, credit ratings of the security by the major securities rating agencies, the ability or inability to sell the investment in an active market or to the issuer, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when call features may be exercised by the issuer. Based on the methodology and the analysis above, the Company estimated the fair value of its ARS to be $784,000 as of December 31, 2011.

In June 2012, the Company's management made the decision to sell its ARS based on its assessment of improving market conditions. Consequently, the cumulative impairment related to these ARS of $216,000 was therefore considered to be other-than-temporary and is recorded in interest and other income (expense), net in the consolidated statement of operations. As of June 30, 2012 the Company also reclassified the ARS from long-term investments to short-term investments available-for-sale in the consolidated balance sheets. In August 2012, the Company finalized the sale of certain ARS. The Company received $475,000 proceeds from the sale of these investments and recorded a realized gain of $50,000 from the sale of these investments, which was the difference between the proceeds received and the recorded fair value of these investments at the date of sale. In addition, in September 2012, the Company received redemption notices for its remaining ARS by the issuers. As a result, as of September 30, 2012, the Company valued these ARS at par value of $500,000, which represents the fair value of these securities. As of September 30, 2012, the Company also classified the ARS from Level 3 to Level 2 since the amount is valued based upon a redemption notice for an inactive market. The redemption occurred in October 2012 and the Company received proceeds of $500,000, which represented the par value of the securities.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) during the year ended December 31, 2012 (in thousands):

Auction-rate securities	Amount
Beginning balance at January 1, 2012	$784
Sale of ARS	(475)
Realized gain on sale of ARS	50
Reversal of loss on ARS based on redemption fair value	141
Redemptions	(500)
Ending balance at December 31, 2012	$—

13. Employee Benefit Plan

During 1999, the Company established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute up to 15% of their eligible compensation with a maximum amount subject to IRS guidelines in any calendar year. Company contributions to this plan are discretionary; no such Company contributions have been made since the inception of this plan.

14.  Selected Quarterly Financial Data (Unaudited)

The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the fiscal years ended December 31, 2012 and 2011.

	Year Ended December 31, 2012
	Q1	Q2	Q3	Q4
	(In thousands, except for per share amounts)
Total revenues	$20,643	$22,531	$22,551	$23,815
Gross profit	$11,915	$13,625	$13,094	$14,409
Total operating expenses	$8,105	$8,152	$7,752	$9,904
Net income	$3,499	$4,820	$4,993	$23,899
Net income per share:
Basic	$0.12	$0.17	$0.17	$0.82
Diluted	$0.12	$0.16	$0.17	$0.78

	Year Ended December 31, 2011
	Q1	Q2	Q3	Q4
	(In thousands, except for per share amounts)
Total revenues	$15,017	$17,160	$16,939	$17,596
Gross profit	$8,423	$9,741	$9,133	$9,372
Total operating expenses	$8,706	$8,888	$7,579	$7,249
Net income (loss)	$(758)	$(101)	$626	$2,113
Net income (loss) per share:
Basic	$(0.03)	$(0.00)	$0.02	$0.07
Diluted	$(0.03)	$(0.00)	$0.02	$0.07

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDF SOLUTIONS, INC.

By:	/s/ John K. Kibarian
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Gregory Walker
Gregory Walker
Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)
Date: March 18,  2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John K. Kibarian and Gregory Walker, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title
March 18, 2013	/s/ JOHN K. KIBARIAN	Director, President and Chief Executive Officer
	John K. Kibarian	(principal executive officer)

March 18, 2013	/s/ GREGORY WALKER	Vice President, Finance and Chief Financial Officer
	Gregory Walker	(principal financial and accounting officer)

March 18, 2013	s/ KIMON MICHAELS	Director, Vice President, Products and Solutions
/Kimon Michaels

March 18, 2013	/s/ LUCIO L. LANZA	Chairman of the Board of Directors
Lucio L. Lanza

March 18, 2013	/s/ R. STEPHEN HEINRICHS	Director
R. Stephen Heinrichs

March 18, 2013	/s/ TOM CAULFIELD	Director
Tom Caulfield

March 18, 2013	/s/ ALBERT Y. C. YU	Director
Albert Y. C. Yu

INDEX TO EXHIBITS

Exhibit Number	Description
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc. (incorporated herein by reference to registrant’s Registration Statement on Form S-1/A filed July 9, 2001)
3.02	Amended and Restated Bylaws of PDF Solutions, Inc. (incorporated herein by reference to registrant’s Quarterly Report on Form 10-Q filed August 9, 2005)
4.01	Specimen Stock Certificate (incorporated herein by reference to registrant’s Quarterly Report on Form 10-Q filed September 6, 2001)
10.01
Form of Indemnification Agreement between PDF Solutions, Inc. and certain of its executive officers and directors (incorporated herein by reference to registrant’s Registration Statement on Form S-1 filed August 7, 2000)

10.02
Form of Indemnification Agreement between PDF Solutions, Inc. and certain of its senior executive officers and directors (incorporated herein by reference to the registrant's Annual Report on Form 10-K filed March 16, 2009)*

10.03	PDF Solutions, Inc. 1997 Stock Plan and related agreements (incorporated herein by reference to registrant’s Registration Statement on Form S-1 filed August 7, 2000)*
10.04
PDF Solutions, Inc. 2001 Stock Plan (incorporated herein by reference to registrant’s Quarterly Report on Form 10-Q filed May 10, 2007) and related agreements (incorporated herein by reference to registrant’s Quarterly Report on Form 10-Q filed August 9, 2011) *

10.05	PDF Solutions, Inc. 2001 Employee Stock Purchase Plan (incorporated herein by reference to registrant’s proxy statement dated April 6, 2010)
10.06	IDS Software, Inc. 2001 Stock Option/Stock Issuance Plan and related agreements (incorporated herein by reference to registrant’s Registration Statement on Form S-8 filed October 17, 2003)*
10.07	PDF Solutions, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to registrant’s proxy statement dated October 7, 2011)
10.08	Form of Stock Option Agreement (Non-statutory) under PDF Solutions, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to registrant's Annual Report on Form 10-K filed March 15, 2012)*
10.09	Form of Stock Unit Agreement under PDF Solutions, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to registrant's Annual Report on Form 10-K filed March 15, 2012)*
10.10	Form of Stock Appreciation Right Agreement under PDF Solutions, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to registrant’s filing on Form 10-Q filed November 9, 2012)
10.11	Employment confirmation to John Kibarian from PDF Solutions, Inc. dated October 13, 2009 (incorporated herein by reference to registrant's Annual Report on Form 10-K filed March 15, 2012)*
10.12	Employment confirmation to Kimon Michaels from PDF Solutions, Inc. dated October 13, 2009 (incorporated herein by reference to registrant's Annual Report on Form 10-K filed March 15, 2012)*
10.13	Offer Letter to Gregory Walker from PDF Solutions, Inc. dated November 1, 2011 (incorporated herein by reference to registrar’s Quarterly Report on Form 10-Q filed November 9, 2011)*
10.14	Offer letter to Cornelius D. Hartgring from PDF Solutions, Inc. dated August 29, 2002 (incorporated herein by reference to registrant’s Annual Report on Form 10-K filed March 26, 2003)*
10.15	Offer letter to Michael Shahbazian from PDF Solutions, Inc. dated March 12, 2012 (incorporated herein by reference to registrant’s Annual Report on Form 10-K filed March 15, 2012)*
10.16
Carmel Corporate Plaza Office Lease between PDF Solutions, Inc. and 15015 Avenue of Science Associates LLC dated as of April 1, 2003 (incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed May 14, 2003)

10.17
Riverpark Tower Office Lease between PDF Solutions, Inc. and Legacy Partners I Riverpark I, LLC, dated June 29, 2007 (incorporated herein by reference to registrant’s Annual Report on Form 10-K filed March 17, 2008)

10.18	First Amendment to Office Lease dated June 1, 2012 (incorporated herein by reference to registrant’s filing on Form 8-K filed August 22, 2012)
10.19	Extension of Employment Offer - Temporary Position with Michael Shahbazian from PDF Solutions, Inc. dated May 9, 2012 (incorporated herein by reference to registrant's Quarterly Report on Form 10-Q filed August 9, 2012)*
21.01	Subsidiaries of Registrant †
23.01	Consent of Independent Registered Public Accounting Firm†
24.01	Power of Attorney (see Signature Page) †
31.01
Certifications of the principal executive officer and principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.02
Certifications of the principal executive officer and principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

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