Form 10-Q
period 2013-03-31
PDF SOLUTIONS INC
filed 2013-05-08
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

The number of shares outstanding of the Registrant’s Common Stock as of May 1, 2013 was 29,518,711.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$63,183	$61,637
Accounts receivable, net of allowance of $351 in both 2013 and 2012	32,383	33,959
Deferred tax assets - current portion	7,742	3,589
Prepaid expenses and other current assets	4,692	3,413
Total current assets	108,000	102,598
Property and equipment, net	4,953	3,898
Deferred tax assets - non-current portion	11,343	16,471
Other non-current assets	2,171	1,293
Total assets	$126,467	$124,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,347	$2,054
Accrued compensation and related benefits	5,886	10,723
Accrued and other current liabilities	2,018	2,882
Deferred revenues	3,763	3,232
Billings in excess of recognized revenues	648	807
Total current liabilities	13,662	19,698
Non-current liabilities	3,267	3,502
Total liabilities	16,929	23,200
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 34,290 and 34,027, respectively; shares outstanding 29,503 and 29,226, respectively	4	4
Additional paid-in-capital	224,129	220,361
Treasury stock at cost, 4,787 and 4,801 shares, respectively	(27,630)	(27,778)
Accumulated deficit	(86,847)	(91,578)
Accumulated other comprehensive income (loss)	(118)	51
Total stockholders’ equity	109,538	101,060
Total liabilities and stockholders’ equity	$126,467	$124,260

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Design-to-silicon-yield solutions	$14,848	$13,386
Gainshare performance incentives	9,262	7,257
Total revenues	24,110	20,643

Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	9,657	8,572
Amortization of acquired technology	—	156
Total cost of design-to silicon-yield solutions	9,657	8,728
Gross profit	14,453	11,915

Operating expenses:
Research and development	3,364	3,157
Selling, general and administrative	4,794	4,905
Amortization of other acquired intangible assets	18	51
Restructuring credits	(52)	(8)
Total operating expenses	8,124	8,105

Income from operations	6,329	3,810
Interest and other income (expense), net	250	(142)
Income before income taxes	6,579	3,668
Income tax provision	1,848	169
Net income	$4,731	$3,499

Net income per share:
Basic	$0.16	$0.12
Diluted	$0.15	$0.12
Weighted average common shares
Basic	29,353	28,384
Diluted	30,815	29,046
Net income	$4,731	$3,499
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(169)	191
Comprehensive income	$4,562	$3,690

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$4,731	$3,499
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	276	297
Stock-based compensation expense	1,309	905
Deferred taxes	981	(23)
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(8)	(19)
Provisions for doubtful accounts	—	37
Loss on disposal of property and equipment	46	—
Tax benefit related to stock-based compensation expense	888	—
Excess tax benefit from stock-based compensation	(747)	—
Changes in operating assets and liabilities:
Accounts receivable	1,844	(6,786)
Prepaid expenses and other assets	(2,528)	(80)
Accounts payable	(1,064)	237
Accrued compensation and related benefits	(4,832)	810
Accrued and other liabilities	(1,055)	77
Deferred revenues	668	379
Billings in excess of recognized revenues	(159)	(746)
Net cash provided by (used in) operating activities	350	(1,413)
Investing activities:
Purchases of property and equipment	(1,211)	(127)
Net cash used in investing activities	(1,211)	(127)
Financing activities:
Proceeds from exercise of stock options	1,201	584
Proceeds from employee stock purchase plan	546	468
Excess tax benefit from stock-based compensation	747	—
Net cash provided by financing activities	2,494	1,052
Effect of exchange rate changes on cash and cash equivalents	(87)	(22)
Net change in cash and cash equivalents	1,546	(510)
Cash and cash equivalents, beginning of period	61,637	46,041
Cash and cash equivalents, end of period	$63,183	$45,531
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$779	$440

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by PDF Solutions, Inc. (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments), to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all significant intercompany balances and transactions.

The condensed consolidated balance sheet at December 31, 2012  has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Use of Estimates  —  The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include stock-based compensation expense, allowances for doubtful accounts receivable, estimates for useful lives associated with long-lived assets, restructuring charges, fair value of financial instruments and income taxes and tax valuation allowances. Actual results could differ from those estimates.

Revenue Recognition  — The Company derives revenue from two sources: Design-to-silicon-yield solutions and Gainshare performance incentives.

Design-to-Silicon-Yield Solutions — Revenue that is derived from Design-to-silicon-yield solutions comes from services and software licenses. The Company recognizes revenue of Design-to-silicon-yield solutions as follows:

The Company generates a significant portion of its Design-to-silicon-yield solutions revenue from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require reliable estimation of costs to perform obligations and the overall scope of each engagement. Revenue under project–based contracts for solution implementation services is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. Revenue under term-based contracts for solution implementation services are recognized under the proportional performance method. Losses on solution implementation contracts are recognized in the period when they become probable. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. On occasion, the Company licenses its software products as a component of its fixed-price service contracts. In such instances, the software products are licensed to customers over a specified term of the agreement with support and maintenance to be provided at each customer's option over the license term. The amount of product and service revenue recognized in a given period is affected by the Company’s judgment as to whether an arrangement includes multiple deliverables and, if so, the Company’s determination of the fair value of each deliverable. In general, vendor-specific objective evidence of selling price (“VSOE”) does not exist for the Company’s solution implementation services and software products and because the Company’s services and products include our unique technology, the Company is not able to determine third-party evidence of selling price (“TPE”). Therefore, in such circumstances the Company uses best estimated selling prices (“BESP”) in the allocation of arrangement consideration. In determining BESP, the Company applies significant judgment as the Company’s weighs a variety of factors, based on the facts and circumstances of the arrangement. The Company typically arrives at BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting. After fair value is established for each deliverable, the total transaction amount is allocated to each deliverable based upon its relative fair value. Fees allocated to solution implementation services are recognized using the cost-to-cost percentage of completion method of contract accounting. Fees allocated to software and related support and maintenance are recognized under software revenue recognition guidance.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance related to the disclosures about offsetting assets and liabilities. The standard requires the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures are to be applied retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements as it is disclosure-only in nature.

In June 2011, the FASB amended its guidance related to the presentation of comprehensive income to increase comparability between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This amended guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presenting in one continuous statement or two separate but consecutive statements. Additionally, the amendment requires entities to present reclassification adjustments to show the effect of reclassifications on both the components of other comprehensive income and the components of net income in interim and annual financial statements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. The guidance is effective for the Company’s fiscal year beginning January 1, 2012. In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. In February 2013, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. The standard requires presentation (either in a single note or parenthetically on the face of the financial statements) of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information will be required. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statement.

3. BALANCE SHEET COMPONENTS

Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were $6.2 million and $7.7 million as of March 31, 2013 and December 31, 2012, respectively.

Property and equipment consists of (in thousands):

	March 31, 2013	December 31, 2012
Property and equipment, net:
Computer equipment	$10,368	$10,319
Software	3,527	3,552
Furniture, fixtures and equipment	979	971
Leasehold improvements	1,030	1,021
Test equipment	3,050	2,005
Construction-in-progress	980	864
	19,934	18,732
Less: accumulated depreciation	(14,981)	(14,834)
Total	$4,953	$3,898

Depreciation and amortization expense was $0.3 million and $0.1 million for the three months ended March 31, 2013 2012, respectively.

Intangible assets balance was $86,000 and $104,000 as of March 31, 2013 and December 31, 2012, respectively. The balance was included in other non-current assets in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2013 and 2012, intangible asset amortization expense was $18,000 and $207,000, respectively. The Company expects the amortization of its existing intangible assets to be $56,000 for the remaining nine months in 2013 and $30,000 in 2014.

Intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the three months ended March 31, 2013 and 2012, there were no indicators of impairment related to the Company’s intangible assets.

4. STOCKHOLDERS’ EQUITY

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods of the applicable stock purchase rights and stock options, generally four years. Stock-based compensation expenses before taxes related to the Company’s stock plans and employee stock purchase plan were allocated as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of design-to-silicon-yield solutions	$534	$319
Research and development	322	187
Selling, general and administrative	453	399
Stock-based compensation expenses	$1,309	$905

The Company estimated the fair value of share-based awards granted during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Stock Plans Three Months Ended March 31,		Employee Stock Purchase Plan Three Months Ended March 31,
	2013	2012	2013	2012
Expected life (in years)	4.78	4.58	1.25	1.25
Volatility	56.4%	60.6%	46.1%	47.3%
Risk-free interest rate	0.80%	0.78%	0.19%	0.35%
Expected dividend	—	—	—	—
Weighted average fair value per share of options granted during the period	$7.54	$3.23	—	—
Weighted average fair value per share of employee stock purchase plan rights granted during the period	—	—	$5.28	$2.03

On March 31, 2013, the Company has in effect the following stock-based compensation plans:

Stock Plans — At the annual meeting of stockholders on November 16, 2011, the Company’s stockholders approved the 2011 Stock Incentive Plan (the “2011 Plan”). Under the 2011 Plan, the Company may award stock options, stock appreciation rights, stock grants or stock units covering shares of the Company's common stock to employees, directors, non-employee directors and contractors. The aggregate number of shares reserved for awards under this plan is 3,200,000 shares, plus up to 3,500,000 shares previously issued under the 2001 Plan that are forfeited or repurchased by the Company or shares subject to awards previously issued under the 2001 Plan that expire or that terminate without having been exercised or settled in full on or after November 16, 2011. In case of awards other than options or stock appreciation rights, the aggregate number of shares reserved under the plan will be decreased at a rate of 1.33 shares issued pursuant to such awards. The exercise price for stock options must generally be at prices no less than the fair market value at the date of grant. Stock options generally expire ten years from the date of grant and become vested and exercisable over a four-year period.

On April 4, 2013, the Company’s Board of Directors amended the 2011 Plan, subject to the approval of the stockholders, to increase the number of shares reserved for awards under it by an additional 1,600,000 shares for a total of 4,800,000 shares.

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

As of March 31, 2013, 3.5 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 1.8 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.3 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after adoption of the 2011 Plan through March 31, 2013.  As of March 31, 2013, there were no outstanding awards that had been granted outside of the 2011, 2001 or the IDS Plans (collectively, the "Stock Plans").

Stock option activity under the Company’s Stock Plans during the three months ended March 31, 2013 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2013	3,810	$6.91
Granted	48	$15.95
Exercised	(170)	$6.90
Canceled	(38)	$6.59
Expired	(14)	$5.39
Outstanding, March 31, 2013	3,636	$7.03	7.21	$32,687
Vested and expected to vest, March 31, 2013	3,418	$6.96	7.11	$30,980
Exercisable, March 31, 2013	1,913	$6.58	6.02	$18,065

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $16.02 per share as of March 31, 2013, which would have been received by the option holders had all “in-the-money” option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended March 31, 2013 was $1.5 million.

As of March 31, 2013, there was $5.6  million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 2.48 years. The total fair value of shares vested during the three months ended March 31, 2013 was $0.8 million.

Nonvested restricted stock units activity during the three  months ended March 31, 2013 was as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, January 1, 2013	450	$7.97
Granted	—	$—
Vested	(3)	$5.16
Forfeited	(9)	$7.27
Nonvested, March 31, 2013	438	$7.82

As of March 31, 2013, there was $2.5 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.7 years.

Employee Stock Purchase Plan — In July 2001, the Company adopted a ten-year Employee Stock Purchase Plan (“Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The Purchase Plan consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Under the Purchase Plan, on January 1 of each year, starting with 2002, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. At the annual meeting of stockholders on May 18, 2010, the Company’s stockholders approved an amendment to the Purchase Plan to extend it through May 17, 2020.  During the three months ended March 31, 2013 and 2012, a total of 104,000 and 97,000 shares, respectively, were issued at a weighted-average purchase price of $5.24 and $4.81 per share, respectively, under the Purchase Plan. For the three months ended March 31, 2013 and 2012, the Purchase Plan compensation expense was $0.2 million and $0.1 million, respectively. As of March 31, 2013, there was $0.8 million of unrecognized compensation cost related to the Purchase Plan. That cost is expected to be recognized over a weighted average period of 1.7 years. As of March 31, 2013, 1.3 million shares were available for future issuance under the Purchase Plan.

Stock Repurchase Program — On October 29, 2007, the Board of Directors adopted a program to repurchase up to $10.0 million of the Company’s common stock on the open market. The initial program was for three years, but on October 19, 2010, the Board of Directors authorized an extension of, and an increase in, the program and the aggregate amount available to repurchase between October 19, 2010 and October 29, 2012 was reset to $10.0 million of the Company’s common stock, meaning a total of $19.3 million was available. The program expired on October 29, 2012, as of which date, 3.8 million shares had been repurchased at the average price of $4.53 per share and a total purchase price of $17.0 million. On November 8, 2012, the Board of Directors adopted a new program to repurchase up to $20.0 million of the Company’s common stock on the open market over the next two years. As of  March 31, 2013, 36,100 shares had been repurchased at the average price of $13.23 per share under this new program, a total purchase of $0.5 million, and $19.5 million remained available for future repurchases.

5. RESTRUCTURING

The Company implemented restructuring plans during fiscal years 2012 and 2008, and recorded total restructuring credits of $52,000 and $8,000 for the three months ended on March 31, 2013 and 2012, respectively. As of March 31, 2013, the remaining restructuring accrual was $0.4 million and the amount consists of $0.2 million of employee severance charges, which the Company expects to pay out by the end of 2013 and $0.2 million of facility exit costs which the Company expects to pay in accordance with the lease payment schedule through the end of the third quarter of 2013. This remaining accrual balance of $0.4 million was included in accrued and other current liabilities in the accompanying consolidated balance sheets.

October 2012 Plan

On October 24, 2012, the Company announced a restructuring plan as part of the Company’s continuing efforts to simplify the organization, leverage cross-training and learning, and reduce annual operations expenses. Under this plan, the Company has recorded restructuring charges of $1.8 million, which primarily consisted of employee severance costs of $1.7 million. The following table summarizes the activities of these restructuring liabilities (in thousands) for the periods covered below:

Three Months Ended March 31, 2013
Beginning balance	$896
Restructuring charges (credits)	50
Cash payments	(736)
Ending balance	$210

October 2008 Plan

On October 28, 2008, the Company announced a restructuring plan to better allocate its resources to improve its operational results in light of the market conditions. Under this plan, the Company has recorded restructuring charges of $7.4 million, primarily consisting of employee severance costs of $4.7 million and facility exit costs of $2.7 million. The facility exit cost consists primarily of the cost of future obligations related to these facilities. Discounted liabilities for future lease costs and the fair value of the related subleases of closed locations that are recorded is subject to adjustments as liabilities are settled. In assessing the discounted liabilities for future costs of obligations related to the locations, the Company made assumptions regarding the amounts of future subleases. If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each period presented include the effect of such changes in estimates. The following table summarizes the activities of these restructuring liabilities (in thousands) for the periods covered below:

	Three Months Ended March 31,
	2013	2012
Beginning balance	$448	$728
Restructuring charges (credits)	(102)	(8)
Adjustments	—	4
Cash payments	(122)	(102)
Ending balance	$224	$622

6. INCOME TAXES

Income tax provision increased $1.7 million for the three months ended March 31, 2013 to $1.9 million as compared to an income tax provision of $0.2 million for the three month ended March 31, 2012.  The Company’s effective tax rate was 28.09% and 4.61% for the three months ended March 31, 2013 and March 31, 2012, respectively.  The income tax provision for the three months ended March 31, 2013 was less than the provision at the statutory rate primarily due to changes in unrecognized tax benefits and the benefit of the research and development tax credit explained below. The income tax provision for the three months ended March 31, 2012 was significantly less than the provision at the statutory rate primarily due to the reduction of the valuation allowance related to the utilization of U.S. tax credits, offset by foreign withholding taxes, statutory taxes, and changes in unrecognized tax benefits.

On January 2, 2013, the President signed into law the American Taxpayer Relief Act which reinstated the U.S. Federal Research and Development tax credit retroactive to January 1, 2012 and extended the tax credit through December 31, 2013.  As a result of the new legislation, the Company recognized a benefit in the three months ended March 31, 2013 related to 12 months of fiscal 2012 as well as a benefit to the annual effective tax rate for the full year research tax credit for fiscal 2013.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of March 31, 2013 was $9.5 million, of which $5.8 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2012 was $9.6 million, of which $6.0 million, if recognized, would affect the Company's effective tax rate. As of March 31, 2013, the Company has recognized unrecognized tax benefits of  $2.9 million, including interest and penalties, as long-term taxes payable  in its condensed consolidated balance sheet. The remaining $7.0 million has been recorded net of our deferred tax assets, of which $3.6 million is subject to a full valuation allowance.

As of March 31, 2013, the Company believes that most of its deferred tax assets are “more likely than not” to be realized with the exception of  California R&D tax credits that have not met the “more likely than not” realization threshold criteria because on an annual basis and pursuant to current law, the Company generates more California credits than California tax. As a result, at March 31, 2013, the excess credits continue to be subject to a full valuation allowance. In the event the Company concludes at a future financial reporting period that there has been a change in its ability to recover the deferred tax assets, and it is at such time no longer “more likely than not” that the Company will recover the tax credits before applicable expiration dates, the Company’s tax provision will increase in the period in which the Company makes such determination.

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

7. NET INCOME (LOSS) PER SHARE

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

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income (loss)	$4,731	$3,499
Denominator:
Basic weighted-average shares outstanding	29,353	28,384
Effect of dilutive options and restricted stock	1,462	662
Diluted weighted average shares outstanding	30,815	29,046

Net income (loss) per share - Basic	$0.16	$0.12
Net income (loss) per share - Diluted	$0.15	$0.12

The following table sets forth potential shares of common stock that are not included in the diluted net income ( loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Outstanding options	132	1,906
Nonvested restricted stock units	—	42
Total	132	1,948

8. CUSTOMER AND GEOGRAPHIC INFORMATION

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended March 31,
Customer	2013	2012
A	33%	44%
B	25%	12%
C	16%	20%

The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	March 31, 2013	December 31, 2012
A	33%	42%
B	26%	11%
C	12%	18%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
United States	$9,866	$6,872
Asia	8,717	5,217
Europe	5,527	8,554
Total	$24,110	$20,643

Long-lived assets, net by geographic area are as follows (in thousands):

	March 31, 2013	December 31, 2012
United States	$4,543	$3,527
Asia	315	295
Europe	95	76
Total long-lived assets, net	$4,953	$3,898

9. FAIR VALUE MEASUREMENTS

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of March 31, 2013 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,346	$26,346	$—	$—

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2012 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,341	$26,341	$—	$—

10. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases administrative and sales offices and certain equipment under noncancelable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various times through 2018. Rent expense was $0.5 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively.

Future minimum lease payments under noncancelable operating leases at March 31, 2013 are as follows (in thousands):

Year Ending December 31,	Amount
2013 (remaining nine months)	$1,015
2014	1,691
2015	1,561
2016	1,563
2017	1,289
Thereafter	695
Total future minimum lease payments	$7,814

The operating lease obligations have been reduced by future minimum sublease rental income of $0.2 million in the remaining nine months of 2013.

Litigation  — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. With respect to the matter below, the Company determined a potential loss was not probable at March 31, 2013 and, accordingly, no amount was accrued at such time.

Philip Steven Melman filed a complaint against the Company and the Company's Chief Executive Officer on December 7, 2009 in the Superior Court for Santa Clara County. In the complaint, Mr. Melman alleged wrongful discharge based on discrimination, fraud, breach of contract and similar theories, in connection with the termination of Mr. Melman's employment with the Company. The complaint sought compensatory and punitive damages, any other available remedies, as well as attorney's fees and costs. Summary judgment in the favor of both the Company and Dr. Kibarian was entered by the court on October 27, 2011 and November 15, 2011, respectively. Mr. Melman appealed both orders in the Sixth District Court of Appeal in Santa Clara County. On March 22, 2013, the Court released its opinion affirming in full the grant of summary judgment in favor of the Company and Dr. Kibarian, which decision became final on April 22, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “target” or “continue,” the negative effect of terms like these or other similar expressions. Any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, which may be provided by us are also forward-looking statements. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth at the end of Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 18, 2013.

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

Industry Trend

We believe that the largest logic foundries will continue to increase their investment in leading edge nodes and capacity in 2013, consistent with the trend since 2010. Leading foundries are also investing in new technologies such as double-patterned lithography and 3-D transistor architecture. These trends resulted in an increase in our business, and improved results in operations in 2011, 2012 and to date in 2013.

Generally, the demand for consumer electronics and communications devices continues to drive technological innovation in the semiconductor industry as the need for products with greater performance, lower power consumption, reduced costs and smaller size continues to grow with each new product generation. In addition, advances in computing systems and mobile devices have fueled demand for higher capacity memory chips. To meet these demands, IC manufacturers and designers are constantly challenged to improve the overall performance of their ICs by designing and manufacturing ICs with more embedded applications to create greater functionality while lowering cost per transistor. As a result, both logic and memory manufacturers have migrated to more and more advanced manufacturing nodes, capable of integrating more devices with higher performance, higher density, and lower power. As this trend continues, companies will continually be challenged to improve process capabilities to optimally produce ICs with minimal random and systematic yield loss, which is driven by the lack of compatibility between the design and its respective manufacturing process. We believe that as volume production of ICs at nodes below 28 nanometers continues to grow, the difficulties of integrating IC designs with their respective processes and ramping new manufacturing processes will create a greater need for products and services that address the yield loss and escalating cost issues the semiconductor industry is facing today and will face in the future.

Financial Highlights

Financial highlights for the three months ended March 31, 2013 were as follows:

•
Total revenues for the three months ended March 31, 2013 were $24.1 million, an increase of $3.5 million, or 17%, compared to $20.6 million for the three months ended March 31, 2012. Design-to-silicon-yield solutions revenue for the three months ended March 31, 2013 was $14.8  million, an increase of $1.4 million, or 11%, compared to $13.4 million for the three months ended March 31, 2012. The increase in Design-to-silicon-yield solutions revenue was primarily due to an increase in fixed fee integrated solutions, the result of more billable hours to revenue-generating projects in the period due to increased business activity. Gainshare performance incentives revenue for the three months ended March 31, 2013 was $9.3 million, an increase of $2.0 million, or 28%, compared to $7.3 million for the three months ended March 31, 2012. The increase in revenue from Gainshare performance incentives was primarily the result of a higher number of projects reaching performance measures for achieving gainshare and higher wafer volumes at customers’ manufacturing facilities.

•
Net income for the three months ended March 31, 2013 was $4.7 million, compared to $3.5 million for the three months ended March 31, 2012. The increase in net income was primarily attributable to an increase in gross margin of $2.5 million mainly due to an increase in revenues of $3.5 million and a more favorable product mix, an increase in interest and other income (expense) of $0.4 million, offset by an increase in income tax provision of $1.7 million.

•
Net income per basic and diluted share was $0.16 and $0.15, respectively, for the three months ended March 31, 2013 compared to net income per basic and diluted share of $0.12 for the three months ended March 31, 2012, an increase of  $0.04 and $0.03 per basic and diluted share, respectively.

•
Cash, cash equivalents and investments increased $1.6 million from $61.6 million at December 31, 2012 to $63.2  million at March 31, 2013,  primarily due to an increase in cash from operating and financing activities during the period.

Critical Accounting Policies

There were no significant changes in our critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. The following is a brief discussion of the more significant accounting policies and methods that we use.

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

Design-to-Silicon-Yield Solutions — Revenue that is derived from Design-to-silicon-yield solutions comes from services and software licenses. We recognize revenue for Design-to-silicon-yield solutions as follows:

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

Income Taxes

We are required to assess the likelihood that our deferred tax assets will be recovered from future taxable income and if we believe that they are not likely to be realizable before the expiration dates applicable to such assets then, to the extent we believe that recovery is not likely, establish a valuation allowance. Changes in the net deferred tax assets, less offsetting valuation allowance, in a period are recorded through the income tax provision in the condensed consolidated statements of operations. As of March 31, 2013, we believed that most of our deferred tax assets were “more likely than not” to be realized with the exception of  California R&D tax credits that have not met the “more likely than not” realization threshold criteria because on an annual basis and pursuant to current law, we generate more California credits than California tax. As a result, at March 31, 2013, the excess credits continue to be subject to a full valuation allowance. See Note 6 to the condensed consolidated financial statements for further disclosures regarding our income taxes. In the event we conclude at a future financial reporting period that there has been a change in our ability to recover our deferred tax assets, and it is at such time no longer more likely than not that we will recover the tax credits before applicable expiration dates, our tax provision will increase in the period in which we make such determination.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2013	2012
Revenues:
Design-to-silicon-yield solutions	62%	65%
Gainshare performance incentives	38	35
Total revenues	100%	100%
Cost of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	40	41
Amortization of acquired technology	—	1
Total cost of design-to-silicon-yield solutions	40	42
Gross margin	60	58
Operating expenses:
Research and development	14	15
Selling, general and administrative	20	24
Amortization of other acquired intangible assets	—	—
Restructuring charges	—	—
Total operating expenses	34	39
Income from operations	26	19
Interest and other income (expense), net	1	(1)
Income before taxes	27	18
Income tax provision	8	1
Net income	19%	17%

Comparison of the Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,		$	%
Revenues	2013	2012	Change	Change
(in thousands, except for percentages)
Design-to-silicon-yield solutions	$14,848	$13,386	$1,462	11%
Gainshare performance incentives	9,262	7,257	2,005	28%
Total	$24,110	$20,643	$3,467	17%

Design-to-Silicon-Yield Solutions. Design-to-silicon-yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-silicon-yield solutions revenue increased $1.5 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to an increase in fixed fee integrated solutions, the result of more billable hours to revenue-generating projects in the period due to increased business activity. Our Design-to-silicon-yield solutions revenue may fluctuate in the future and are dependent on a number of factors, including the semiconductor industry’s continued acceptance of our solutions, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets including photovoltaic and LED, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own businesses or, in the case of a term-based contract, may take advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

Gainshare Performance Incentives. Gainshare performance incentives revenues represent profit sharing and performance incentives earned based upon our customers reaching certain defined operational levels. Revenue derived from gainshare performance incentives increased $2.0 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The increase was primarily the result of a higher number of projects reaching performance measures for achieving gainshare combined with higher wafer volumes at customers’ manufacturing facilities. Our Gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for Gainshare performance incentives.

	Three Months Ended March 31,		$	%
Cost of Design-to-Silicon-Yield Solutions	2013	2012	Change	Change
(in thousands, except for percentages)
Direct costs of design-to-silicon-yield solutions	$9,657	$8,572	$1,085	13%
Amortization of acquired technology	—	156	(156)	(100)%
Total	$9,657	$8,728	$929	11%

Costs of Design-to-Silicon-Yield Solutions. Costs of Design-to-silicon-yield solutions consist of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization of acquired technology.

Direct Costs of Design-to-Silicon-Yield Solutions Direct costs of Design-to-Silicon-Yield solutions consist of services costs and software licenses costs. Services costs consist of material, employee compensation and related benefits, overhead costs, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products. Direct costs of Design-to-silicon-yield solutions increased $1.1 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was primarily due to an increase of $1.0 million in personnel expense as a result of additional headcount to support the growth in revenue-generating engagements, an increase of $0.1 million in subcontractor costs related to increased project activity, an increase of $0.1 million in depreciation expense, offset by a decrease of $0.1 million in equipment costs.

Amortization of Acquired Technology. Amortization of acquired technology consists of amortization of intangible assets acquired as a result of certain business combinations. Amortization of acquired technology expense decreased $0.2 million for the three months ended March 31, 2013 compared to the three months ended March 2012, primarily due to certain intangible assets becoming fully amortized. All acquired technology intangible assets were fully amortized as of December 31, 2012.

	Three Months Ended March 31,		$	%
Research and Development	2013	2012	Change	Change
(in thousands, except for percentages)
Research and development	$3,364	$3,157	$207	7%

Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations, and stock-based compensation charges. Research and development expenses increased $0.2 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to an increase of $0.3 million in personnel expense, offset by a decrease of $0.1 million in outside service expenses. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects.

	Three Months Ended March 31,		$	%
Selling, General and Administrative	2013	2012	Change	Change
(in thousands, except for percentages)
Selling, general and administrative	$4,794	$4,905	$(111)	(2)%

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses decreased $0.1 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to the decrease in accounting and legal fees. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

	Three Months Ended March 31,		$	%
Amortization of Other Acquired Intangible Assets	2013	2012	Change	Change
(in thousands, except for percentages)
Amortization of other acquired intangible assets	$18	$51	$(33)	(65)%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets for the three months ended March 31, 2013 decreased $33,000 compared to the three months ended March 31, 2012, primarily the result of certain intangible assets becoming fully amortized. We anticipate amortization of our existing other acquired intangible assets to be $56,000 for the remaining nine months in 2013, and $30,000 in 2014.

	Three Months Ended March 31,		$	%
Restructuring Charges (Credits)	2013	2012	Change	Change
(in thousands, except for percentages)
Restructuring charges (credits)	$(52)	$(8)	$(44)	550%

Restructuring Charges (credits).   Restructuring credits for the three months ended March 31, 2013 increased $44,000 compared to the three months ended March 31, 2012, primarily due to a change in estimate.

	Three Months Ended March 31,		$	%
Interest and Other Income (Expense), Net	2013	2012	Change	Change
(in thousands, except for percentages)
Interest and other income (expense), net	$250	$(142)	$392	(276)%

 Interest and Other Income (expense), net.  Interest and other income (expense), net increased $0.4 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to gains on foreign currency exchange recorded during the three months ended March 31, 2013 compared to losses on foreign currency exchange recorded during the three months ended March 31, 2012. We anticipate interest and other income (loss) will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

	Three Months Ended March 31,		$	%
Income Tax Provision	2013	2012	Change	Change
(in thousands, except for percentages)
Income tax provision	$1,848	$169	$1,679	993%

Income Tax Provision. Income tax provision increased $1.7 million for the three months ended March 31, 2013 compared to three months ended March 31, 2012, primarily due to an increase in level of income. The income tax provision for the three months ended March 31, 2013 was less than the provision at the statutory rate primarily due to changes in unrecognized tax benefits and the benefit of the research and development tax credit. The income tax provision for the three months ended March 31, 2012 was significantly less than the provision at the statutory rate primarily due to the reduction of the valuation allowance related to the  utilization of U.S tax credits, offset by foreign withholding taxes, statutory taxes, and changes in unrecognized tax benefits.

Liquidity and Capital Resources

Operating Activities

Cash flows provided by operating activities was $0.4 million for the three months ended March 31, 2013. This resulted from net income of $4.7 million, the addition of $2.7 million from non-cash charges, offset by the cash decrease of $7.0 million reflected in the net change of operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $1.3 million, deferred taxes of $1.0 million, tax benefit related to stock-based compensation plan of $0.9 million, depreciation and amortization of $0.3 million, partially offset by excess tax benefit from stock-based compensation of $0.8 million. Cash flow decreases resulting from the net change in operating assets and liabilities primarily consisted of $4.8 million decrease in accrued and other liabilities, $2.5 million increase in prepaid expenses and other assets, $1.0 million decrease in accounts payable, $1.0 million decrease in accrued and other liabilities, $0.2 million decrease in billings in excess of recognized revenue, partially offset by a $1.8 million decrease in accounts receivable and $0.7 million increase in deferred revenue. The $2.4 million combined cash flow increase resulted from the increase in accounts receivable, the increase in deferred revenue and the decrease in billings in excess of recognized revenues was primarily due to the timing of billing milestones and payments received.

Cash flows used in operating activities of $1.4 million for the three months ended March 31, 2012 consisted primarily of net income of $3.5 million and non-cash charges of $1.2 million that was offset by $6.1 million of cash flow decreases reflected in the net change of operating assets and liabilities.  Non-cash charges consisted primarily of stock-based compensation of $0.9 million and depreciation and amortization of $0.3 million.  Cash flow decreases resulting from the net change in operating assets and liabilities primarily consisted of of $6.8 million increase in accounts receivable, a $0.1 million increase in prepaid expense and other assets and a $0.7 million decrease in billings in excess of recognized revenue, partially offset by a $0.2 million increase in accounts payable, a $0.8 million increase in accrued compensation and related benefits, a $0.1 million increase in accrued and other liabilities and a $0.4 million increase in deferred revenue.  The $7.1 million combined cash flow decrease resulted from the increase in accounts receivable and decrease in combined billings in excess of recognized revenues and deferred revenue due to the timing of billing milestones and payments received.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2013 of $1.2 million consisted of payment for capital expenditures. Cash flows used in investing activities of $0.1 million for the three months ended March 31, 2012 consisted of payments for capital expenditures.

Financing Activities

Cash flows provided by financing activities of $2.5 million for the three months ended March 31, 2013 consisted primarily of $1.2 million of proceeds from the exercise of stock options, $0.5 million of proceeds from our Employee Stock Purchase Plan and $0.8 million of excess tax benefit from stock-based compensation.

Cash flows provided by financing activities of $1.1 million for the year ended March 31, 2012 consisted primarily of $0.6 million proceeds from the exercise of stock options and $0.5 million proceeds from our Employee Stock Purchase Plan.

Liquidity

As of March 31, 2013, our working capital, defined as total current assets less total current liabilities, was $94.3 million, compared with $82.9 million as of December 31, 2012. Cash and cash equivalents were $63.2 million as of March 31, 2013, compared to $61.6 million as of December 31, 2012.  As of March 31, 2013 and December 31, 2012, cash and cash equivalents held by our foreign subsidiaries were $2.1 million and $2.0 million, respectively.  We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to repurchase common stock or fund potential investments in, or acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.

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

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligations (1)	2013 (remaining nine months)	2014	2015	2016	2017	Thereafter	Total
Operating lease obligations (2)	$1,015	$1,691	$1,561	$1,563	$1,289	$695	$7, 814

(1)
The contractual obligation table above excludes liabilities for uncertain tax positions of $2.9 million, which are not practicable to assign to any particular years, due to the inherent uncertainty of the tax positions.  See Note 6 of “Notes to Consolidated Financial Statements” for further discussion.

(2)	The operating lease obligations have been reduced by future minimum sublease rental income of $0.2 million in the remaining nine months in 2013.

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

Interest Rate Risk.   As of March 31, 2013, we had cash and cash equivalents of $63.2 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at March 31, 2013 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates on foreign denominated payables as of March 31, 2013 would result in a loss of approximately $0.7 million. As of March 31, 2013, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2013 in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of March 31, 2013, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. With respect to the matter below, we determined a potential loss was not probable as of March 31, 2013 and, accordingly, no amount was accrued at such time.

Philip Steven Melman filed a complaint against us and our Chief Executive Officer on December 7, 2009 in the Superior Court for Santa Clara County.  In the complaint, Mr. Melman alleged wrongful discharge based on discrimination, fraud, breach of contract and similar theories, in connection with the termination of Mr. Melman's employment with us.  The complaint sought compensatory and punitive damages, any other available remedies, as well as attorney's fees and costs. Summary judgment in the favor of both the Company and Dr. Kibarian was entered by the court on October 27, 2011 and November 15, 2011, respectively.  Mr. Melman appealed both orders in the Sixth District Court of Appeal in Santa Clara County. On March 22, 2013, the Court released its opinion affirming in full the grant of summary judgment in favor of the Company and Dr. Kibarian, which decision became final on April 22, 2013.

Item 1A. Risk Factors

Item 1A,“Risk Factors,” on pages 9 through 16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, provides information on the significant risks associated with our business. There have been no subsequent material changes to these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months March 31, 2013 (in thousands except per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs(2)
Month #1 (January 1, 2013 through January 31, 2013)	—	$—	—	$19,522
Month #2 (February 1, 2013 through February 28, 2013)	1	$15.19	—	$19,522
Month #3 (March 1, 2013 through March 31, 2013)	—	$—	—	$19,522
Total	1	$15.19	—

(1)
Included in the shares indicated in the table above are shares that the Company withheld through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity compensation plans.

(2)
On October 29, 2007, the Board of Directors adopted a program to repurchase up to $10.0 million of the Company’s common stock on the open market. The initial program was for three years, but on October 19, 2010, the Board of Directors authorized an extension of, and an increase in, the program and the aggregate amount available to repurchase between October 19, 2010 and October 29, 2012 was reset to an additional $10.0 million of the Company’s common stock, meaning a total of $19.3 million was available. The program expired on October 29, 2012. As of the expiration date on October 29, 2012, 3.8 million shares had been repurchased at the average price of $4.53 per share, a total purchase price of $17.0 million, under this program. On November 8, 2012, the Board of Directors adopted a new program to repurchase up to $20.0 million of the Company’s common stock on the open market over the next two years. As of March 31, 2013, 36,100 shares had been repurchased at the average price of $13.23 per share under this new program, a total purchase price of $0.5 million and $19.5 million remained for future repurchases.

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

PDF SOLUTIONS, INC.

Date: May 8, 2013	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: May 8, 2013	By:	/s/ GREGORY C. WALKER
Gregory C. Walker
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