Form 10-Q
period 2013-06-30
PDF SOLUTIONS INC
filed 2013-08-07
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2013

or

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

The number of shares outstanding of the Registrant’s Common Stock as of August 1, 2013 was 29,955,592.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$76,767	$61,637
Accounts receivable, net of allowance of $269 and $351, respectively	26,602	33,959
Deferred tax assets - current portion	6,217	3,589
Prepaid expenses and other current assets	4,246	3,413
Total current assets	113,832	102,598
Property and equipment, net	5,799	3,898
Deferred tax assets - non-current portion	11,349	16,471
Other non-current assets	2,100	1,293
Total assets	$133,080	$124,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,049	$2,054
Accrued compensation and related benefits	7,138	10,723
Accrued and other current liabilities	1,784	2,882
Deferred revenues	2,890	3,232
Billings in excess of recognized revenues	516	807
Total current liabilities	13,377	19,698
Non-current liabilities	3,256	3,502
Total liabilities	16,633	23,200
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 34,630 and 34,027, respectively; shares outstanding 29,822 and 29,226, respectively	4	4
Additional paid-in-capital	226,682	220,361
Treasury stock at cost, 4,808 and 4,801 shares, respectively	(28,008)	(27,778)
Accumulated deficit	(82,295)	(91,578)
Accumulated other comprehensive income	64	51
Total stockholders’ equity	116,447	101,060
Total liabilities and stockholders’ equity	$133,080	$124,260

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Design-to-silicon-yield solutions	$14,950	$13,793	$29,798	$27,179
Gainshare performance incentives	9,826	8,738	19,088	15,995
Total revenues	24,776	22,531	48,886	43,174

Costs of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	9,741	8,801	19,398	17,373
Amortization of acquired technology	—	105	—	261
Total costs of design-to-silicon-yield solutions	9,741	8,906	19,398	17,634
Gross profit	15,035	13,625	29,488	25,540

Operating expenses:
Research and development	3,184	3,291	6,548	6,448
Selling, general and administrative	4,404	4,719	9,198	9,624
Amortization of other acquired intangible assets	19	51	37	102
Restructuring charges (credits)	9	91	(43)	83
Total operating expenses	7,616	8,152	15,740	16,257

Income from operations	7,419	5,473	13,748	9,283
Interest and other income (expense), net	(76)	155	174	13
Income before income taxes	7,343	5,628	13,922	9,296
Income tax provision	2,791	808	4,639	977
Net income	$4,552	$4,820	$9,283	$8,319

Net income per share:
Basic	$0.15	$0.17	$0.31	$0.29
Diluted	$0.15	$0.16	$0.30	$0.28

Weighted average common shares:
Basic	29,650	28,560	29,501	28,472
Diluted	31,154	29,560	30,985	29,303

Net income	$4,552	$4,820	$9,283	$8,319
Other comprehensive income:
Foreign currency translation adjustments, net of tax	182	(457)	13	(267)
Reclassification adjustment for other-than-temporary impairment on auction-rate-securities recognized in earnings	—	216	—	216
Comprehensive income	$4,734	$4,579	$9,296	$8,268

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$9,283	$8,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	575	191
Stock-based compensation expense	3,018	2,224
Amortization of acquired intangible assets	37	363
Deferred taxes	2,494	(6)
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(385)	(181)
Provisions for (reversal of) doubtful accounts	(82)	37
Loss on disposal of property and equipment	3	6
Impairment of investments	—	216
Tax benefit related to stock-based compensation expense	141	—
Excess tax benefit from stock-based compensation	(79)	—
Changes in operating assets and liabilities:
Accounts receivable	7,707	(5,609)
Prepaid expenses and other assets	(2,027)	(448)
Accounts payable	(1,079)	62
Accrued compensation and related benefits	(3,622)	2,134
Accrued and other liabilities	(1,170)	(342)
Deferred revenues	(219)	(322)
Billings in excess of recognized revenues	(291)	(1,188)
Net cash provided by operating activities	14,304	5,456
Investing activities:
Purchases of property and equipment	(2,537)	(639)
Net cash used in investing activities	(2,537)	(639)
Financing activities:
Proceeds from exercise of stock options	2,810	894
Proceeds from employee stock purchase plan	546	468
Excess tax benefit from stock-based compensation	79	—
Purchases of treasury stock	—	(1,982)
Net cash provided by (used in) financing activities	3,435	(620)
Effect of exchange rate changes on cash and cash equivalents	(72)	(62)
Net change in cash and cash equivalents	15,130	4,135
Cash and cash equivalents, beginning of period	61,637	46,041
Cash and cash equivalents, end of period	$76,767	$50,176
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$2,303	$1,105

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

The Company generates a significant portion of its Design-to-silicon-yield solutions revenue from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require reliable estimation of costs to perform obligations and the overall scope of each engagement. Revenue under project–based contracts for solution implementation services is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. Losses on fixed-price solution implementation contracts are recognized in the period when they become probable. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. Revenue under time and materials contracts for solution implementation services are recognized as the services are performed. On occasion, the Company licenses its software products as a component of its fixed-price service contracts. In such instances, the software products are licensed to customers over a specified term of the agreement with support and maintenance to be provided at each customer's option over the license term. The amount of product and service revenue recognized in a given period is affected by the Company’s judgment as to whether an arrangement includes multiple deliverables and, if so, the Company’s determination of the fair value of each deliverable. In general, vendor-specific objective evidence of selling price (“VSOE”) does not exist for the Company’s solution implementation services and software products and because the Company’s services and products include our unique technology, the Company is not able to determine third-party evidence of selling price (“TPE”). Therefore, in such circumstances the Company uses best estimated selling prices (“BESP”) in the allocation of arrangement consideration. In determining BESP, the Company applies significant judgment as the Company’s weighs a variety of factors, based on the facts and circumstances of the arrangement. The Company typically arrives at BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting. After fair value is established for each deliverable, the total transaction amount is allocated to each deliverable based upon its relative fair value. Fees allocated to solution implementation services are recognized using the cost-to-cost percentage of completion method of contract accounting. Fees allocated to software and related support and maintenance are recognized under software revenue recognition guidance.

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

Gainshare Performance Incentives  — When the Company enters into a contract to provide yield improvement services, the contract usually includes two components: (1) a fixed fee for performance by the Company of services delivered over a specific period of time; and (2) a Gainshare performance incentive component where the customer may pay a contingent variable fee, usually after the fixed fee period has ended. Revenue derived from Gainshare performance incentives represents profit sharing and performance incentives earned contingent upon the Company’s customers reaching certain defined operational levels established in related solution implementation service contracts. Gainshare performance incentives periods are usually subsequent to the delivery of all contractual services and therefore have no cost to the Company. Due to the uncertainties surrounding attainment of such operational levels, the Company recognizes Gainshare performance incentives revenue (to the extent of completion of the related solution implementation contract) upon receipt of performance reports or other related information from the customer supporting the determination of amounts and probability of collection.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board ("FASB") amended its guidance related to the presentation of unrecognized tax benefits. The standard provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for annual reporting periods beginning on or after December 15, 2013, and interim periods within those annual periods. The guidance is to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently assessing the impacts of this guidance.

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

3. BALANCE SHEET COMPONENTS

Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were $5.6 million and $7.7 million as of June 30, 2013 and December 31, 2012, respectively.

Property and equipment consists of (in thousands):

	June 30, 2013	December 31, 2012
Property and equipment, net:
Computer equipment	$10,791	$10,319
Software	3,599	3,552
Furniture, fixtures and equipment	956	971
Leasehold improvements	1,038	1,021
Test equipment	3,694	2,005
Construction-in-progress	1,075	864
	21,153	18,732
Less: accumulated depreciation	(15,354)	(14,834)
Total	$5,799	$3,898

Depreciation and amortization expense was $0.3 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively. Depreciation and amortization expense was $0.6 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively.

Intangible assets balance was $68,000 and $104,000 as of June 30, 2013 and December 31, 2012, respectively. The balance was included in other non-current assets in the accompanying condensed consolidated balance sheets. For the three months ended June 30, 2013 and 2012, intangible asset amortization expense was $19,000 and $156,000, respectively. For the six months ended June 30, 2013 and 2012, intangible asset amortization expense was $37,000 and $363,000, respectively. The Company expects the amortization of its existing intangible assets to be $37,000 for the remaining six months in 2013 and $31,000 in 2014.

Intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the three months ended June 30, 2013, there were no indicators of impairment related to the Company’s intangible assets.

4. STOCKHOLDERS’ EQUITY

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods of the applicable stock purchase rights and stock options, generally four years. Stock-based compensation expenses before taxes related to the Company’s stock plans and employee stock purchase plan were allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of design-to-silicon yield-solutions	$649	$432	$1,183	$751
Research and development	337	251	659	438
Selling, general and administrative	723	636	1,176	1,035
Stock-based compensation expenses	$1,709	$1,319	$3,018	$2,224

The Company estimated the fair value of share-based awards granted during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

Stock Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected life (in years)	4.78	4.87	4.78	4.84
Volatility	55.0%	59.5%	56.1%	59.6%
Risk-free interest rate	1.33%	0.78%	0.93%	0.78%
Expected dividend	—	—	—	—
Weighted average fair value per share of options granted during the period	$8.50	$4.32	$7.77	$4.21

 Employee Stock Purchase Plan:

	Six Months Ended June 30,
	2013	2012
Expected life (in years)	1.25	1.25
Volatility	46.1%	51.1%
Risk-free interest rate	0.19%	0.16%
Expected dividend	—	—
Weighted average fair value of purchase rights granted under the purchase plan	$5.28	$2.33

The Company granted no purchase rights under the Employee Stock Purchase Plan in the three months ended June 30, 2013 and 2012.

 On June 30, 2013, the Company has in effect the following stock-based compensation plans:

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

On May 28, 2013, the Company’s stockholders approved the Company’s First Amended and Restated 2011 Stock Incentive Plan to increase the number of authorized shares under such plan by 1,600,000 shares for a total of 4,800,000 shares.

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

As of June 30, 2013, 5.2 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 2.7 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.4 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after adoption of the 2011 Plan through June 30, 2013.  As of June 30, 2013, there were no outstanding awards that had been granted outside of the 2011, 2001 or the IDS Plans (collectively, the "Stock Plans").

Stock option activity under the Company’s Stock Plans during the six months ended June 30, 2013 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2013	3,810	$6.91
Granted	63	$15.83
Exercised	(427)	$6.51
Canceled	(72)	$6.93
Expired	(16)	$5.44
Outstanding, June 30, 2013	3,358	$7.12	7.05	$37,964
Vested and expected to vest, June 30, 2013	3,181	$7.05	6.96	$36,191
Exercisable, June 30, 2013	1,890	$6.57	6.01	$22,416

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $18.43 per share as of June 30, 2013, which would have been received by the option holders had all “in-the-money” option holders exercised their options as of that date. The total intrinsic value of options exercised during the six months ended June 30, 2013 was $4.6 million.

As of June 30, 2013, there was $5.1 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 2.34 years. The total fair value of shares vested during the six months ended June 30, 2013 was $1.5 million.

Nonvested restricted stock units activity during the six months ended June 30, 2013 was as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, January 1, 2013	450	$7.97
Granted	547	$18.48
Vested	(87)	$9.01
Forfeited	(20)	$8.01
Nonvested, June 30, 2013	890	$14.22

As of June 30, 2013, there was $10.3 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 3.3 years.

Employee Stock Purchase Plan — In July 2001, the Company adopted a ten-year Employee Stock Purchase Plan (“Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The Purchase Plan consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Under the Purchase Plan, on January 1 of each year, starting with 2002, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. At the annual meeting of stockholders on May 18, 2010, the Company’s stockholders approved an amendment to the Purchase Plan to extend it through May 17, 2020.  During the three months ended June 30, 2013 and 2012, the Company did not issue any shares under the Purchase Plan. During the six months ended June 30, 2013 and 2012, a total of 104,000 and 97,000 shares, respectively, were issued at a weighted-average purchase price of $5.24 and $4.81 per share, respectively, under the Purchase Plan. For the three months ended June 30, 2013 and 2012, the Purchase Plan compensation expense was $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2013 and 2012, the Purchase Plan compensation expense was $0.4 million and $0.2 million, respectively. As of June 30, 2013, there was $0.7 million of unrecognized compensation cost related to the Purchase Plan. That cost is expected to be recognized over a weighted average period of 1.5 years. As of June 30, 2013, 1.3 million shares were available for future issuance under the Purchase Plan.

Stock Repurchase Program — On October 29, 2007, the Board of Directors adopted a program to repurchase up to $10.0 million of the Company’s common stock on the open market. The initial program was for three years, but on October 19, 2010, the Board of Directors authorized an extension of, and an increase in, the program and the aggregate amount available to repurchase between October 19, 2010 and October 29, 2012 was reset to $10.0 million of the Company’s common stock, meaning a total of $19.3 million was available. The program expired on October 29, 2012, as of which date, 3.8 million shares had been repurchased at the average price of $4.53 per share and a total purchase price of $17.0 million. On November 8, 2012, the Board of Directors adopted a new program to repurchase up to $20.0 million of the Company’s common stock on the open market over the next two years. As of  June 30, 2013, 36,100 shares had been repurchased at the average price of $13.23 per share under this new program, at a total purchase of $0.5 million, and $19.5 million remained available for future repurchases.

5. RESTRUCTURING

The Company implemented restructuring plans during fiscal years 2012 and 2008, and recorded total restructuring expense of $9,000 and $91,000 for the three months ended on June 30, 2013 and 2012. The Company recorded total restructuring credits of $43,000 for the six months ended June 30, 2013 and restructuring expense of $83,000 for the six months ended June 30, 2012. As of June 30, 2013, the remaining restructuring accrual was $0.2 million and the amount consists of $0.1 million of employee severance charges, which the Company expects to pay out by the end of 2013 and $0.1 million of facility exit costs which the Company expects to pay in accordance with the lease payment schedule through the end of the third quarter of 2013. This remaining accrual balance of $0.2 million was included in accrued and other current liabilities in the accompanying consolidated balance sheets.

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

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Beginning balance	$210	$896
Restructuring charges (credits)	9	59
Cash payments	(153)	(889)
Ending balance	$66	$66

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$224	$622	$448	$728
Restructuring charges (credits)	—	91	(102)	83
Adjustments	3	162	3	166
Cash payments	(122)	(178)	(244)	(280)
Ending balance	$105	$697	$105	$697

6. INCOME TAXES

Income tax provision increased $3.7 million for the six months ended June 30, 2013 to $4.6 million as compared to an income tax provision of $0.9 million for the six month ended June 30, 2012.  The Company’s effective tax rate was 33.32% and 10.51% for the six months ended June 30, 2013 and June 30, 2012, respectively.  The income tax provision for the six months ended June 30, 2013 was less than the provision at the statutory rate primarily due to changes in unrecognized tax benefits and the benefit of the research and development tax credit explained below. The income tax provision for the six months ended June 30, 2012 was significantly less than the provision at the statutory rate primarily due to the reduction of the valuation allowance related to the utilization of U.S. tax credits, offset by foreign withholding taxes, statutory taxes, and changes in unrecognized tax benefits.

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

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of June 30, 2013 was $9.5 million, of which $5.8 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2012 was $9.6 million, of which $6.0 million, if recognized, would affect the Company's effective tax rate. As of June 30, 2013, the Company has recognized unrecognized tax benefits of  $2.9 million, including interest and penalties, as long-term taxes payable  in its condensed consolidated balance sheet. The remaining $7.1 million has been recorded net of our deferred tax assets, of which $3.7 million is subject to a full valuation allowance.

As of June 30, 2013, the Company believes that most of its deferred tax assets are “more likely than not” to be realized with the exception of  California R&D tax credits that have not met the “more likely than not” realization threshold criteria because on an annual basis and pursuant to current law, the Company generates more California credits than California tax. As a result, at June 30, 2013, the excess credits continue to be subject to a full valuation allowance. In the event the Company concludes at a future financial reporting period that there has been a change in its ability to recover the deferred tax assets, and it is at such time no longer “more likely than not” that the Company will recover the tax credits before applicable expiration dates, the Company’s tax provision will increase in the period in which the Company makes such determination.

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

7. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by weighted average number of common shares outstanding for the period (excluding outstanding stock options and shares subject to repurchase). Diluted net income per share is computed using the weighted-average number of common shares outstanding for the period plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases in which the effect would be anti-dilutive. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of the tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands except per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$4,552	$4,820	$9,283	$8,319
Denominator:
Basic weighted average common shares outstanding	29,650	28,560	29,501	28,472
Dilutive effect of equity incentive plans	1,504	1,000	1,484	831
Diluted weighted average common shares outstanding	31,154	29,560	30,985	29,303
Net income per share:
Basic	$0.15	$0.17	$0.31	$0.29
Diluted	$0.15	$0.16	$0.30	$0.28

The following table sets forth potential shares of common stock that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Outstanding options	112	1,763	110	1,835
Nonvested restricted stock units	174	21	88	31
Total	286	1,784	198	1,866

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2013	2012	2013	2012
A	32%	39%	32%	42%
B	23%	20%	19%	20%
C	18%	12%	21%	12%

The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	June 30, 2013	December 31, 2012
A	34%	42%
B	15%	18%
C	21%	11%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	10,816	7,537	20,682	14,409
Asia	7,690	7,340	16,407	12,557
Europe	6,270	7,654	11,797	16,208
Total	$24,776	$22,531	$48,886	$43,174

Long-lived assets, net by geographic area are as follows (in thousands):

	June 30, 2013	December 31, 2012
United States	$5,349	$3,527
Asia	328	295
Europe	122	76
Total long-lived assets, net	$5,799	$3,898

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of June 30, 2013 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,350	$26,350	$—	$—

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2012 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,341	$26,341	$—	$—

10. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases administrative and sales offices and certain equipment under noncancelable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various times through 2018. Rent expense was $0.5 million for both the three months ended June 30, 2013 and 2012, respectively. Rent expense was $1.0 million and $1.2 million for the six months ended June 30, 2013 and 2012, respectively.

Future minimum lease payments under noncancelable operating leases at June 30, 2013 are as follows (in thousands):

Year Ending December 31,	Amount
2013 (remaining six months)	$605
2014	1,657
2015	1,569
2016	1,571
2017	1,294
Thereafter	695
Total future minimum lease payments	$7,391

The operating lease obligations have been reduced by future minimum sublease rental income of $0.1 million in the remaining six months of 2013.

Litigation  — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. With respect to the matter below, the Company determined a potential loss was not probable at June 30, 2013 and, accordingly, no amount was accrued at such time.

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

Overview

We analyze our customers’ IC design and manufacturing processes to identify, quantify, and correct the issues that cause yield loss to improve our customers’ profitability by improving time-to-market, increasing yield and reducing total design and manufacturing costs. We package our solutions in various ways to meet our customers’ specific business and budgetary needs, each of which provides us various revenue streams. We receive a mix of fixed fees and variable, performance-based fees for the vast majority of our yield improvement solutions. The fixed fees are typically reflective of the length of time and the resources needed to characterize a customer’s manufacturing process and receive preliminary results of proposed yield improvement suggestions. The variable fee, or what we call gainshare, is usually contingent upon our achieving certain yield targets by a deadline. Variable fees are currently typically tied to wafer volume on the node size of the manufacturing facility where we performed the yield improvement solutions. We receive license fees and service fees for related installation, integration, training, and maintenance and support services for our software that we license on a stand-alone basis.

Industry Trend

We believe that the largest logic foundries will continue to increase their investment in leading edge nodes and capacity in 2013, consistent with the trend since 2010. Leading foundries are also investing in new technologies such as double-patterned lithography and 3-D transistor architecture. These trends resulted in an increase in our business, and improved results of operations in 2011, 2012 and to date in 2013.

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

Financial Highlights

Financial highlights for the three months ended June 30, 2013 were as follows:

•

Total revenues for the three months ended June 30, 2013 were $24.8 million, an increase of $2.3 million, or 10%, compared to $22.5 million for the three months ended June 30, 2012. Design-to-silicon-yield solutions revenue for the three months ended June 30, 2013 was $15.0  million, an increase of $1.2 million, or 8%, compared to $13.8 million for the three months ended June 30, 2012. The increase in Design-to-silicon-yield solutions revenue was primarily due to an increase in fixed fee integrated solutions, the result of more billable hours to revenue-generating projects in the period due to increased business activity. Gainshare performance incentives revenue for the three months ended June 30, 2013 was $9.8 million, an increase of $1.1 million, or 12%, compared to $8.7 million for the three months ended June 30, 2012. The increase in revenue from Gainshare performance incentives was primarily the result of a higher number of projects reaching performance measures for achieving gainshare and higher wafer volumes at customers’ manufacturing facilities.

•

Net income for the three months ended June 30, 2013 was $4.6 million, compared to $4.8 million for the three months ended June 30, 2012. The decrease in net income was primarily attributable to an increase in income tax provision of $2.0 million, an increase in interest and other expense of $0.2 million, offset by an increase in income from operations of $1.9 million. The increase in operations is due to an increase in gross margin of $1.4 million and a decrease of total operating expenses of $0.5 million. The increase in gross margin is mainly due to a more favorable product mix.

•

Net income per basic and diluted share was $0.15, for the three months ended June 30, 2013 compared to net income per basic and diluted share of $0.17 and $0.16, respectively, for the three months ended June 30, 2012, a decrease of  $0.02 and $0.01 per basic and diluted share, respectively.

•

Cash and cash equivalents increased $15.1 million from $61.6 million at December 31, 2012 to $76.8  million at June 30, 2013,  primarily due to an increase in cash from operating and financing activities during the period.

Financial highlights for the six months ended June 30, 2013 were as follows:

•

Total revenues for the six months ended June 30, 2013 were $48.9 million, an increase of $5.7 million, or 13%, compared to total revenues of $43.2 million for the six months ended June 30, 2012. Design-to-silicon-yield solutions revenue for the six months ended June 30, 2013 was $29.8 million, an increase of $2.6 million, or 10%, compared to $27.2 million for the six months ended June 30, 2012. The increase in Design-to-silicon-yield solutions revenue was primarily due to an increase in fixed fee integrated solutions, the result of more billable hours to revenue-generating projects in the period due to increased business activity. Gainshare performance incentives revenue for the six months ended June 30, 2013 was $19.1 million, an increase of $3.1 million, or 19%, compared to gainshare performance incentive revenues of $16.0 million for the six months ended June 30, 2012.  The increase in gainshare performance incentives was primarily the result of higher number of projects reaching performance measures for achieving gainshare and higher wafer volumes at customers’ manufacturing facilities.

•

Net income for the six months ended June 30, 2013 was $9.3 million, compared to net income of $8.3 million for the six months ended June 30, 2012. The increase in net income was primarily attributable to an increase in gross margin of $4.0 million, a result of a more favorable product mix, a decrease in operating expense of $0.5 million, an increase in interest and other income of $0.2 million, offset by an increase in income tax provision of $3.7 million.

•

Net income per basic and diluted share was $0.31 and $0.30, respectively, for the six months ended June 30, 2013 compared to net income per basic and diluted share of $0.29 and $0.28, respectively, for the six months ended June 30, 2012, an increase of $0.02 per basic and diluted share.

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

We generate a significant portion of our Design-to-silicon-yield solutions revenue from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require reliable estimation of costs to perform obligations and the overall scope of each engagement. Revenue under project–based contracts for solution implementation services is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. Losses on solution implementation contracts are recognized in the period when they become probable. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contracts were executed. Any such reductions in contract margin could have a material negative impact on our operating results.  Revenue under certain time and materials contracts for solution implementation services is recognized as the services are performed. On occasion, we license our software products as a component of our fixed price service contracts. In such instances, the software products are licensed to customers over a specified term of the agreement with support and maintenance to be provided at each customer's option over the license term. The amount of product and service revenue recognized in a given period is affected by our judgment as to whether an arrangement includes multiple deliverables and, if so, our determination of the fair value of each deliverable. In general, vendor-specific objective evidence of selling price (“VSOE”)  does not exist for our solution implementation services and software products and because our services and products include our unique technology, we are not able to determine third-party evidence of selling price (“TPE”). Therefore, in such circumstances, we use best estimated selling prices (“BESP”) in our allocation of arrangement consideration. In determining BESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. We typically arrive at BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting. After fair value is established for each deliverable, the total transaction amount is allocated to each deliverable based upon its relative fair value. Fees allocated to solution implementation services are recognized using the cost-to-cost percentage of completion method of contract accounting. Fees allocated to software and related support and maintenance are recognized under software revenue recognition guidance.

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

Gainshare Performance Incentives  — When we enter into a contract to provide yield improvement services, the contract usually includes two components: (1) a fixed fee for performance by us of services delivered over a specific period of time; and (2) a Gainshare performance incentives component where the customer may pay a contingent variable fee, usually after the fixed fee period has ended. Revenues derived from Gainshare performance incentives represent profit sharing and performance incentives earned contingent upon our customers reaching certain defined operational levels established in related solution implementation service contracts. Gainshare performance incentives periods are usually subsequent to the delivery of all contractual services and therefore have no cost to us. Due to the uncertainties surrounding attainment of such operational levels, we recognize Gainshare performance incentives revenues (to the extent of completion of the related solution implementation services) upon receipt of performance reports or other related information from our customers supporting the determination of amounts and probability of collection. Gainshare performance incentives revenue is dependent on many factors which are outside our control, which can include among others, continued production of the related ICs by our customers, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for Gainshare performance incentives.

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

Income Taxes

We are required to assess the likelihood that our deferred tax assets will be recovered from future taxable income and if we believe that they are not likely to be realizable before the expiration dates applicable to such assets then, to the extent we believe that recovery is not likely, establish a valuation allowance. Changes in the net deferred tax assets, less offsetting valuation allowance, in a period are recorded through the income tax provision in the condensed consolidated statements of operations. As of June 30, 2013, we believe that most of our deferred tax assets are “more likely than not” to be realized with the exception of  California R&D tax credits that have not met the “more likely than not” realization threshold criteria because on an annual basis and pursuant to current law, we generate more California credits than California tax. As a result, at June 30, 2013, the excess credits continue to be subject to a full valuation allowance. See Note 6 to the condensed consolidated financial statements for further disclosures regarding our income taxes. In the event we conclude at a future financial reporting period that there has been a change in our ability to recover our deferred tax assets, and it is at such time no longer more likely than not that we will recover the tax credits before applicable expiration dates, our tax provision will increase in the period in which we make such determination.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Design-to-silicon-yield solutions	60%	61%	61%	63%
Gainshare performance incentives	40	39	39	37
Total revenues	100%	100%	100%	100%
Costs of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	39	39	40	40
Amortization of acquired technology	—	1	—	1
Total costs of design-to-silicon-yield solutions	39	40	40	41
Gross profit	61	60	60	59
Operating expenses:
Research and development	13	15	13	15
Selling, general and administrative	18	21	19	23
Amortization of other acquired intangible assets	—	—	—	—
Restructuring charges (credits)	—	—	—	—
Total operating expenses	31	36	32	38
Income from operations	30	24	28	21
Interest and other income (expense), net	(1)	1	1	—
Income before taxes	29	25	29	21
Income tax provision	11	4	10	2
Net income	18%	21%	19%	19%

Comparison of the Three Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		$	%
Revenues	2013	2012	Change	Change
(in thousands, except for percentages)
Design-to-silicon-yield solutions	$14,950	$13,793	$1,157	8%
Gainshare performance incentives	9,826	8,738	1,008	12%
Total	$24,776	$22,531	$2,245	10%

Design-to-Silicon-Yield Solutions. Design-to-silicon-yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-silicon-yield solutions revenue increased $1.2 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to an increase in fixed fee integrated solutions, the result of more billable hours to revenue-generating projects in the period due to increased business activity. Our Design-to-silicon-yield solutions revenue may fluctuate in the future and is dependent on a number of factors, including the semiconductor industry’s continued acceptance of our solutions, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets including photovoltaic and LED, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own business or, in the case of a time and materials contract, may take advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

Gainshare Performance Incentives. Gainshare performance incentives revenues represent profit sharing and performance incentives earned contingent upon our customers reaching certain defined operational levels. Revenue derived from gainshare performance incentives increased $1.0 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  The increase was primarily the result of a higher number of projects reaching performance measures for achieving gainshare combined with higher wafer volumes at customers’ manufacturing facilities. Our Gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for Gainshare performance incentives.

	Three Months Ended June 30,		$	%
Cost of Design-to-Silicon-Yield Solutions	2013	2012	Change	Change
(in thousands, except for percentages)
Direct costs of design-to-silicon-yield solutions	$9,741	$8,801	$940	11%
Amortization of acquired technology	—	105	(105)	(100)%
Total	$9,741	$8,906	$835	9%

Costs of Design-to-Silicon-Yield Solutions. Costs of Design-to-silicon-yield solutions consist of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization of acquired technology.

Direct Costs of Design-to-Silicon-Yield Solutions Direct costs of Design-to-Silicon-Yield solutions consist of services costs and software licenses costs. Services costs consist of material, employee compensation and related benefits, overhead costs, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products. Direct costs of Design-to-silicon-yield solutions increased $0.9 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase was primarily due to an increase of $0.6 million in personnel-related expense as a result of additional headcount to support the growth in revenue-generating engagements, an increase of $0.2 million in third-party software royalty expense and an increase of $0.1 million in depreciation expense.

Amortization of Acquired Technology. Amortization of acquired technology consists of amortization of intangible assets acquired as a result of certain business combinations. Amortization of acquired technology expense decreased $0.1 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to certain intangible assets becoming fully amortized. All acquired technology intangible assets were fully amortized as of December 31, 2012.

	Three Months Ended June 30,		$	%
Research and Development	2013	2012	Change	Change
(in thousands, except for percentages)
Research and development	$3,184	$3,291	$(107)	(3)%

Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations, and stock-based compensation charges. Research and development expenses decreased $0.1 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to the decrease in outside service expenses. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects.

	Three Months Ended June 30,		$	%
Selling, General and Administrative	2013	2012	Change	Change
(in thousands, except for percentages)
Selling, general and administrative	$4,404	$4,719	$(315)	(7)%

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses decreased $0.3 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to the decrease in personnel-related expense. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

	Three Months Ended June 30,		$	%
Amortization of Other Acquired Intangible Assets	2013	2012	Change	Change
(in thousands, except for percentages)
Amortization of other acquired intangible assets	$19	$51	$(32)	(63)%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets for the three months ended June 30, 2013 decreased $32,000 compared to the three months ended June 30, 2012, primarily the result of certain intangible assets becoming fully amortized. We anticipate amortization of our existing other acquired intangible assets to be $37,000 for the remaining six months in 2013, and $31,000 in 2014.

	Three Months Ended June 30,		$	%
Restructuring Charges (Credits)	2013	2012	Change	Change
(in thousands, except for percentages)
Restructuring charges (credits)	$9	$91	$(82)	(90)%

Restructuring Charges (credits).   Restructuring charges for the three months ended June 30, 2013 decreased $82,000 compared to the three months ended June 30, 2012. Restructuring charges for the three months ended June 30, 2012 were primarily related to a decision to restructure certain office facilities. Restructuring charges for the three months ended June 30, 2013 were not significant.

	Three Months Ended June 30,		$	%
Interest and Other Income (Expense), Net	2013	2012	Change	Change
(in thousands, except for percentages)
Interest and other income (expense), net	$(76)	$155	$(231)	(149)%

 Interest and Other Income (expense), net.  Interest and other income (expense), net decreased $0.2 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. During the three months ended June 30, 2013, we recorded $0.1 million losses on foreign currency exchange. During the three months ended June 30, 2012, we recorded $0.4 million gains on foreign currency exchange and $0.2 million unrealized losses on auction-rate securities, available-for-sale. We anticipate interest and other income (expense) will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

	Three Months Ended June 30,		$	%
Income Tax Provision	2013	2012	Change	Change
(in thousands, except for percentages)
Income tax provision	$2,791	$808	$1,983	245%

Income Tax Provision. Income tax provision increased $2.0 million for the three months ended June 30, 2013 compared to three months ended June 30, 2012, primarily due to an increase in level of income. The income tax provision for the three months ended June 30, 2012 was significantly less than the provision at the statutory rate primarily due to the reduction of the valuation allowance related to the  utilization of U.S tax credits, offset by foreign withholding taxes, statutory taxes, and changes in unrecognized tax benefits.

Comparison of the Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30,		$	%
Revenues	2013	2012	Change	Change
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$29,798	$27,179	$2,619	10%
Gainshare performance incentives	19,088	15,995	3,093	19%
Total	$48,886	$43,174	$5,712	13%

Design-to-Silicon-Yield Solutions. Design-to-silicon-yield solutions revenue increased $2.6 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to an increase in fixed fee integrated solutions, the result of more billable hours to revenue-generating projects in the period due to increased business activity. Our Design-to-silicon-yield solutions revenue may fluctuate in the future and are dependent on a number of factors, including the semiconductor industry’s continued acceptance of our solutions, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets including photovoltaic and LED, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own businesses or, in the case of a time and materials contract, may take advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

Gainshare Performance Incentives. Revenue derived from gainshare performance incentives increased $3.1 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  The increase was primarily the result of a higher number of projects reaching performance measures for achieving gainshare and higher wafer volumes at customers’ manufacturing facilities. Our gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for gainshare performance incentives.

	Six Months Ended June 30,		$	%
Cost of Design-to-Silicon-Yield Solutions	2013	2012	Change	Change
(In thousands, except for percentages)
Direct costs of design-to-silicon-yield solutions	$19,398	$17,373	$2,025	12%
Amortization of acquired technology	—	261	(261)	(100)%
Total	$19,398	$17,634	$1,764	10%

Direct Costs of Design-to-Silicon-Yield Solutions.  Direct costs of Design-to-silicon-yield solutions increased $2.0 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase was primarily due to an increase of $1.5 million in personnel-related expense, an increase of $0.3 million in third-party software royalty expense, an increase of $0.3 million in depreciation expense, offset by a decrease of $0.1 million in travel expense.

Amortization of Acquired Technology. Amortization of acquired technology expense was $0.3 million for the six months ended June 30, 2012. The decrease was primarily due to certain intangible assets being fully amortized. All acquired technology intangible assets were fully amortized as of December 31, 2012.

	Six Months Ended June 30,		$	%
Research and Development	2013	2012	Change	Change
(In thousands, except for percentages)
Research and development	$6,548	$6,448	$100	2%

Research and Development. Research and development expenses increased $0.1 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to an increase of $0.4 million in personnel-related expense, offset by a decrease of $0.3 million in outside service expenses. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects and revenue generating activity requirements.

	Six Months Ended June 30,		$	%
Selling, General and Administrative	2013	2012	Change	Change
(In thousands, except for percentages)
Selling, general and administrative	$9,198	$9,624	$(426)	(4)%

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.4 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to a decrease of $0.3 million in personnel-related expense due to the decrease in headcount and a decrease of $0.1 million in facility expenses.

	Six Months Ended June 30,		$	%
Amortization of Other Acquired Intangible Assets	2013	2012	Change	Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$37	$102	$(65)	(64)%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets decreased $0.1 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. We anticipate amortization of our existing other acquired intangible assets to be $37,000 in the remaining six months in 2013 and $31,000 in 2014.

	Six Months Ended June 30,		$	%
Restructuring Charges (Credits)	2013	2012	Change	Change
(In thousands, except for percentages)
Restructuring charges (credits)	$(43)	$83	$(126)	(152)%

Restructuring Charges (Credits).   For the six months ended June 30, 2013, we recorded restructuring credits, which were primarily due to the change in estimate. For the six months ended June 30, 2012, we incurred restructuring charges of $0.1 million, which was primarily related to a decision to restructure additional square footage of office facilities

	Six Months Ended June 30,		$	%
Interest and Other Income (Expense), Net	2013	2012	Change	Change
(In thousands, except for percentages)
Interest and other income (expense), net	$174	$13	$161	1,238%

Interest and Other Income (Expense), Net.  Interest and other income (expense) increased $0.2 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. During the six months ended June 30, 2013, we recorded gains on foreign currency exchange. During the six months ended June 30, 2012, the gains on foreign currency exchange was offset by the unrealized losses on auction-rate securities, available-for-sale. We anticipate interest and other income (expense), net will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

	Six Months Ended June 30,		$	%
Income Tax Provision	2013	2012	Change	Change
(In thousands, except for percentages)
Income tax provision	$4,639	$977	$3,662	375%

Income Tax Provision. Income tax provision increased $3.7 million for the six months ended June 30, 2013 compared to six months ended June 30, 2012, primarily due to an increase in level of income. The income tax provision for the six months ended June 30, 2013 was less than the provision at the statutory rate primarily due to changes in unrecognized tax benefits and the benefit of the research and development tax credit. The income tax provision for the six months ended June 30, 2012 was significantly less than the provision at the statutory rate primarily due to the reduction of the valuation allowance related to the  utilization of U.S tax credits, offset by foreign withholding taxes, statutory taxes, and changes in unrecognized tax benefits.

Liquidity and Capital Resources

Operating Activities

Cash flows provided by operating activities was $14.3 million for the six months ended June 30, 2013. This resulted from net income of $9.3 million, the addition of $5.7 million from non-cash charges, offset by the cash decrease of $0.7 million reflected in the net change of operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $3.0 million, deferred taxes of $2.5 million, depreciation and amortization of $0.6 million, tax benefit related to stock-based compensation plan of $0.1 million, partially offset by purchases of treasury stock in connection with tax withholdings on restricted stock grants of $0.4 million, reversal of doubtful accounts of $0.1 million and excess tax benefit from stock-based compensation of $0.1 million. Cash flow decreases resulting from the net change in operating assets and liabilities primarily consisted of $3.6 million decrease in accrued compensation and related benefits, $1.1 million decrease in accounts payable, $1.2 million decrease in accrued and other liabilities, $2.0 million decrease in prepaid expenses and other assets, $0.2 million decrease in deferred revenues and $0.3 million decrease in billings in excess of recognized revenues, offset by $7.7 million decrease in accounts receivable. The $7.2 million combined cash flow increase resulted from the decrease in accounts receivable, the decrease in deferred revenue and the decrease in billings in excess of recognized revenues was primarily due to the timing of billing milestones and payments received.

Cash flows provided by operating activities of $5.5 million for the six months ended June 30, 2012 consisted primarily of net income of $8.3 million, the addition of $2.9 million from non-cash charges, offset by $5.7 million of cash flow decreases reflected in the net change of operating assets and liabilities.  Non-cash charges consisted primarily of stock-based compensation of $2.2 million, amortization of acquired intangible assets of $0.4 million, depreciation of $0.2 million, impairment of auction-rate securities of $0.2 million, partially offset by purchases of treasury stock of $0.2 million for employee income tax withholdings due upon vesting of restricted stock units. Cash flow decreases resulting from the net change in operating assets and liabilities primarily consisted of $5.6 million increase in accounts receivable, a $0.4 million increase in prepaid expense and other assets, a $0.3 million decrease in accrued and other liabilities, a $0.3 million decrease in deferred revenues, and a $1.2 million decrease in billings in excess of recognized revenue, partially offset by a $2.1 million increase in accrued compensation and related benefits.  The $7.1 million combined cash flow decrease resulted from the increase in accounts receivable and decrease in combined billings in excess of recognized revenues and deferred revenue due to the timing of billing milestones and payments received.

Investing Activities

Cash flows used in investing activities of $2.5 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively, consisted of payments for capital expenditures, primarily test equipment.

Financing Activities

Cash flows provided by financing activities of $3.4 million for the six months ended June 30, 2013 consisted primarily of $2.8 million of proceeds from the exercise of stock options, $0.5 million of proceeds from our Employee Stock Purchase Plan and $0.1 million of excess tax benefit from stock-based compensation.

Cash flows used in financing activities of $0.6 million for the six months ended June 30, 2012 consisted primarily of repurchases of 227,000 shares of our common stock for $2.0 million on the open market during the period, offset by $0.9 million of proceeds from the exercise of stock options and $0.5 million of proceeds from our Employee Stock Purchase Plan.

Liquidity

As of June 30, 2013, our working capital, defined as total current assets less total current liabilities, was $100.5 million, compared with $82.9 million as of December 31, 2012. Cash and cash equivalents were $76.8 million as of June 30, 2013, compared to $61.6 million as of December 31, 2012.  As of June 30, 2013 and December 31, 2012, cash and cash equivalents held by our foreign subsidiaries were $1.9 million and $2.0 million, respectively. We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to repurchase common stock or fund potential investments in, or acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.

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

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligations (1)	2013 (remaining six months)	2014	2015	2016	2017	Thereafter	Total
Operating lease obligations (2)	$605	$1,657	$1,569	$1,571	$1,294	$695	$7, 391

(1)

The contractual obligation table above excludes liabilities for uncertain tax positions of $2.9 million, which are not practicable to assign to any particular years, due to the inherent uncertainty of the tax positions.  See Note 6 of “Notes to Consolidated Financial Statements” for further discussion.

(2)	The operating lease obligations have been reduced by future minimum sublease rental income of $0.1 million in the remaining six months in 2013.

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

Interest Rate Risk.   As of June 30, 2013, we had cash and cash equivalents of $76.8 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at June 30, 2013 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates on foreign denominated payables as of June 30, 2013 would result in a loss of approximately $0.7 million. As of June 30, 2013, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2013 in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of June 30, 2013, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. With respect to the matter below, we determined a potential loss was not probable as of June 30, 2013 and, accordingly, no amount was accrued at such time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months June 30, 2013 (in thousands except per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs(2)
Month #4 (April 1, 2013 through April 30, 2013)	2	$15.31	—	$19,522
Month #5 (May 1, 2013 through May 31, 2013)	—	$—	—	$19,522
Month #6 (June 1, 2013 through June 30, 2013)	19	$18.14	—	$19,522
Total	21	$17.92	—

(1)

Included in the shares indicated in the table above are shares that the Company withheld through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity compensation plans.

(2)

On November 8, 2012, the Board of Directors adopted a program to repurchase up to $20.0 million of the Company’s common stock on the open market over the next two years. As of June 30, 2013, 36,100 shares had been repurchased at the average price of $13.23 per share under this program, at a total purchase price of $0.5 million, and $19.5 million remained for future repurchases.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Employee Stock Purchase Plan - On July 22, 2013, the Company's Board of Directors amended and restated the Company's Employee Stock Purchase Plan (the "Purchase Plan") to change the fair market value used in computing the purchase price under the Purchase Plan for future grants to be the closing price on the grant date for each purchase period option (as opposed to the closing price on the day before the grant date) and to clarify when employees' participation will be stopped by the Company. For more information on the Purchase Plan, see Note 4 of "Notes to Condensed Consolidated Financial Statements (Unaudited ).

Item 6. Exhibits

Exhibit Number	Description

10.11	PDF Solutions, Inc. 2001 Employee Stock Purchase Plan (adopted by stockholders on May 18, 2010 and amended and restated by the Board of Directors on July 22, 2013).

10.20	PDF Solutions, Inc. First Amended and Restated 2011 Stock Incentive Plan (incorporated herein by reference to Appendix A of the registrant’s proxy statement dated April 10, 2013.)

31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

PDF SOLUTIONS, INC.

Date: August 6, 2013	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: August 6, 2013	By:	/s/ GREGORY C. WALKER
Gregory C. Walker
Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.11	PDF Solutions, Inc. 2001 Employee Stock Purchase Plan (adopted by stockholders on May 18, 2010 and amended and restated by the Board of Directors on July 22, 2013).

10.20	PDF Solutions, Inc. First Amended and Restated 2011 Stock Incentive Plan (incorporated herein by reference to Appendix A of the registrant’s proxy statement dated April 10, 2013.)

31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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