Form 10-Q
period 2013-09-30
PDF SOLUTIONS INC
filed 2013-11-06
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2013

or

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

The number of shares outstanding of the Registrant’s Common Stock as of October 29, 2013 was 30,185,802.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$85,233	$61,637
Accounts receivable, net of allowance of $269 and $351, respectively	28,288	33,959
Deferred tax assets - current portion	4,868	3,589
Prepaid expenses and other current assets	3,524	3,413
Total current assets	121,913	102,598
Property and equipment, net	6,265	3,898
Deferred tax assets - non-current portion	10,971	16,471
Other non-current assets	1,893	1,293
Total assets	$141,042	$124,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$659	$2,054
Accrued compensation and related benefits	6,871	10,723
Accrued and other current liabilities	1,352	2,882
Deferred revenues	2,375	3,232
Billings in excess of recognized revenues	286	807
Total current liabilities	11,543	19,698
Non-current liabilities	3,557	3,502
Total liabilities	15,100	23,200
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 34,968 and 34,027, respectively; shares outstanding 30,159 and 29,226, respectively	5	4
Additional paid-in-capital	231,125	220,361
Treasury stock at cost, 4,809 and 4,801 shares, respectively	(28,017)	(27,778)
Accumulated deficit	(77,471)	(91,578)
Accumulated other comprehensive income	300	51
Total stockholders’ equity	125,942	101,060
Total liabilities and stockholders’ equity	$141,042	$124,260

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Design-to-silicon-yield solutions	$17,015	$15,305	$46,813	$42,484
Gainshare performance incentives	8,474	7,246	27,562	23,241
Total revenues	25,489	22,551	74,375	65,725

Costs of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	10,507	9,457	29,905	26,830
Amortization of acquired technology	—	—	—	261
Total costs of design-to-silicon-yield solutions	10,507	9,457	29,905	27,091
Gross profit	14,982	13,094	44,470	38,634

Operating expenses:
Research and development	3,396	3,203	9,944	9,651
Selling, general and administrative	3,812	4,498	13,010	14,122
Amortization of other acquired intangible assets	19	51	56	153
Restructuring charges (credits)	8	—	(35)	83
Total operating expenses	7,235	7,752	22,975	24,009

Income from operations	7, 747	5,342	21,495	14,625
Interest and other income (expense), net	(283)	(179)	(109)	(166)
Income before income taxes	7,464	5,163	21,386	14,459
Income tax provision	2,640	170	7,279	1,147
Net income	$4,824	$4,993	$14,107	$13,312

Net income per share:
Basic	$0.16	$0.17	$0.48	$0.47
Diluted	$0.15	$0.17	$0.45	$0.45

Weighted average common shares:
Basic	30,000	28,720	29,668	28,555
Diluted	31,623	30,180	31,198	29,596

Net income	$4,824	$4,993	$14,107	$13,312
Other comprehensive income:
Foreign currency translation adjustments, net of tax	236	257	249	(10)
Reclassification adjustment for other-than-temporary impairment on auction-rate-securities recognized in earnings	—	—	—	216
Comprehensive income	$5,060	$5,250	$14,356	$13,518

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$14,107	$13,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	961	316
Stock-based compensation expense	4,942	3,476
Amortization of acquired intangible assets	56	413
Deferred taxes	4,220	(32)
Losses (gains) on disposal of property and equipment	(9)	8
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(395)	(187)
Provisions for (reversal of) doubtful accounts	(82)	97
Gains on sale of investments	—	(50)
Net impairment of investments	—	75
Tax benefit related to stock-based compensation expense	454	—
Excess tax benefit from stock-based compensation	(439)	—
Changes in operating assets and liabilities:
Accounts receivable	6,021	(12,692)
Prepaid expenses and other assets	(1,106)	(811)
Accounts payable	(1,261)	(281)
Accrued compensation and related benefits	(3,972)	3,393
Accrued and other liabilities	(1,293)	(532)
Deferred revenues	(796)	(555)
Billings in excess of recognized revenues	(521)	(1,306)
Net cash provided by operating activities	20,887	4,644
Investing activities:
Proceeds from the sale of short-term investments	—	475
Purchases of property and equipment	(3,372)	(2,066)
Net cash used in investing activities	(3,372)	(1,591)
Financing activities:
Proceeds from exercise of stock options	4,270	4,753
Proceeds from employee stock purchase plan	1,317	977
Excess tax benefit from stock-based compensation	439	—
Purchases of treasury stock	—	(3,891)
Net cash provided by financing activities	6,026	1,839
Effect of exchange rate changes on cash and cash equivalents	55	(1)
Net change in cash and cash equivalents	23,596	4,891
Cash and cash equivalents, beginning of period	61,637	46,041
Cash and cash equivalents, end of period	$85,233	$50,932
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$3,252	$1,807

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

In December 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance related to the disclosures about offsetting assets and liabilities. The standard requires the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures are applied retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements as it is disclosure-only in nature.

In June 2011, the FASB amended its guidance related to the presentation of comprehensive income to increase comparability between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This amended guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presenting in one continuous statement or two separate but consecutive statements. Additionally, the amendment requires entities to present reclassification adjustments to show the effect of reclassifications on both the components of other comprehensive income and the components of net income in interim and annual financial statements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. The guidance is effective for the Company’s fiscal year beginning January 1, 2012. In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. In February 2013, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. The standard requires presentation (either in a single note or parenthetically on the face of the financial statements) of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information is required. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

3. BALANCE SHEET COMPONENTS

Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were $7.5 million and $7.7 million as of September 30, 2013 and December 31, 2012, respectively.

Property and equipment consists of (in thousands):

	September 30, 2013	December 31, 2012
Property and equipment, net:
Computer equipment	$10,964	$10,319
Software	3,633	3,552
Furniture, fixtures and equipment	935	971
Leasehold improvements	1,045	1,021
Test equipment	4,555	2,005
Construction-in-progress	821	864
	21,953	18,732
Less: accumulated depreciation	(15,688)	(14,834)
Total	$6,265	$3,898

Depreciation and amortization expense was $0.4 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively. Depreciation and amortization expense was $1.0 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Intangible assets balance was $49,000 and $104,000 as of September 30, 2013 and December 31, 2012, respectively. The balance was included in other non-current assets in the accompanying condensed consolidated balance sheets. For the three months ended September 30, 2013 and 2012, intangible asset amortization expense was $19,000 and $51,000, respectively. For the nine months ended September 30, 2013 and 2012, intangible asset amortization expense was $56,000 and $414,000, respectively. The Company expects the amortization of its existing intangible assets to be $18,000 for the remaining three months in 2013 and $31,000 in 2014.

Intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the nine months ended September 30, 2013, there were no indicators of impairment related to the Company’s intangible assets.

4. STOCKHOLDERS’ EQUITY

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expenses before taxes related to the Company’s stock plans and employee stock purchase plan were allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of design-to-silicon yield-solutions	$812	$513	$1,995	$1,264
Research and development	484	288	1,143	726
Selling, general and administrative	628	452	1,804	1,486
Stock-based compensation expenses	$1,924	$1,253	$4,942	$3,476

The Company estimated the fair value of share-based awards granted during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

Stock Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected life (in years)	4.78	4.58	4.78	4.82
Volatility	50.30%	57.42%	55.83%	59.41%
Risk-free interest rate	1.31%	0.66%	0.94%	0.77%
Expected dividend	—	—	—	—
Weighted average fair value per share of options granted during the period	$9.13	$4.77	$7.55	$4.26

 Employee Stock Purchase Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected life (in years)	1.25	1.25	1.25	1.25
Volatility	41.21%	51.92%	45.29%	51.59%
Risk-free interest rate	0.20%	0.19%	0.19%	0.18%
Expected dividend	—	—	—	—
Weighted average fair of purchase rights granted during the period	$6.95	$3.46	$5.56	$2.99

On September 30, 2013, the Company has in effect the following stock-based compensation plans:

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

As of September 30, 2013, 5.2 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 2.7 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.4 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after adoption of the 2011 Plan through September 30, 2013.  As of September 30, 2013, there were no outstanding awards that had been granted outside of the 2011, 2001 or the IDS Plans (collectively, the "Stock Plans").

Stock option activity under the Company’s Stock Plans during the nine months ended September 30, 2013 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2013	3,810	$6.91
Granted	65	$16.07
Exercised	(682)	$6.22
Canceled	(92)	$8.51
Expired	(18)	$5.97
Outstanding, September 30, 2013	3,083	$7.21	6.81	$43,248
Vested and expected to vest, September 30, 2013	2,942	$7.14	6.73	$41,451
Exercisable, September 30, 2013	1,859	$6.65	5.85	$27,108

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $21.23 per share as of September 30, 2013, which would have been received by the option holders had all “in-the-money” option holders exercised their options as of that date. The total intrinsic value of options exercised during the nine months ended September 30, 2013 was $8.6 million.

As of September 30, 2013, there was $4.4 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 2.22 years. The total fair value of shares vested during the nine months ended September 30, 2013 was $2.3 million.

Nonvested restricted stock units activity during the nine months ended September 30, 2013 was as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, January 1, 2013	450	$7.97
Granted	550	$18.15
Vested	(90)	$8.87
Forfeited	(22)	$8.72
Nonvested, September 30, 2013	888	$14.06

As of September 30, 2013, there was $9.4 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 3.0 years.

Employee Stock Purchase Plan — In July 2001, the Company adopted a ten-year Employee Stock Purchase Plan (“Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The Purchase Plan consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Under the Purchase Plan, on January 1 of each year, starting with 2002, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. At the annual meeting of stockholders on May 18, 2010, the Company’s stockholders approved an amendment to the Purchase Plan to extend it through May 17, 2020.  During the three months and nine months ended September 30, 2013, a total of 80,000 and 184,000 shares, respectively, were issued at a weighted-average purchase price of $9.66 and $7.16 per share, respectively, under the Purchase Plan. During the three months and nine months ended September 30, 2012, a total of 104,000 and 202,000 shares, respectively, were issued at a weighted-average purchase price of $4.89 and $4.85 per share, respectively, under the Purchase Plan. For the three months and nine months ended September 30, 2013, the Purchase Plan compensation expense was $0.1 million and $0.5 million, respectively. For the three months and nine months ended September 30, 2012, the Purchase Plan compensation expense was $0.1 million and $0.3 million, respectively. As of September 30, 2013, there was $0.7 million of unrecognized compensation cost related to the Purchase Plan. That cost is expected to be recognized over a weighted average period of 1.4 years. As of September 30, 2013, 1.3 million shares were available for future issuance under the Purchase Plan.

Stock Repurchase Program — On October 29, 2007, the Board of Directors adopted a program to repurchase up to $10.0 million of the Company’s common stock on the open market. The initial program was for three years, but on October 19, 2010, the Board of Directors authorized an extension of, and an increase in, the program and the aggregate amount available to repurchase between October 19, 2010 and October 29, 2012 was reset to $10.0 million of the Company’s common stock, meaning a total of $19.3 million was available. The program expired on October 29, 2012, as of which date, 3.8 million shares had been repurchased at the average price of $4.53 per share and a total purchase price of $17.0 million. On November 8, 2012, the Board of Directors adopted a new program to repurchase up to $20.0 million of the Company’s common stock on the open market over the next two years. As of September 30, 2013, 36,100 shares had been repurchased at the average price of $13.23 per share under this new program, at a total purchase of $0.5 million, and $19.5 million remained available for future repurchases.

5. RESTRUCTURING

The Company implemented restructuring plans during fiscal years 2012 and 2008, and recorded total restructuring expense of $8,000 and zero for the three months ended on September 30, 2013 and 2012. The Company recorded total restructuring credits of $35,000 for the nine months ended September 30, 2013 and restructuring expense of $83,000 for the nine months ended September 30, 2012. As of September 30, 2013, the remaining restructuring accrual was $49,000, which represents employee severance charges, which the Company expects to pay out by the end of 2013. This remaining accrual balance was included in accrued and other current liabilities in the accompanying consolidated balance sheets.

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

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Beginning balance	$66	$896
Restructuring charges (credits)	8	67
Cash payments	(25)	(914)
Ending balance	$49	$49

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$105	$697	$448	$728
Restructuring charges (credits)	—	—	(102)	83
Adjustments	—	4	3	170
Cash payments	(105)	(134)	(349)	(414)
Ending balance	$—	$567	$—	$567

6. INCOME TAXES

Income tax provision increased $6.1 million for the nine months ended September 30, 2013 to $7.3 million as compared to an income tax provision of $1.1 million for the nine months ended September 30, 2012.  The Company’s effective tax rate was 34.04% and 7.93% for the nine months ended September 30, 2013 and September 30, 2012, respectively.  The income tax provision for the nine months ended September 30, 2013 was less than the provision at the statutory rate primarily due to changes in unrecognized tax benefits and the benefit of the research and development tax credit. The income tax provision for the nine months ended September 30, 2012 was significantly less than the provision at the statutory rate primarily due to the utilization of U.S. tax credits, offset by foreign withholding taxes, statutory taxes, and changes in unrecognized tax benefits.

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

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of September 30, 2013 was $9.6 million, of which $5.9 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2012 was $9.6 million, of which $6.0 million, if recognized, would affect the Company's effective tax rate. As of September 30, 2013, the Company has recorded unrecognized tax benefits of $2.9 million, including interest and penalties, as long-term taxes payable  in its condensed consolidated balance sheet. The remaining $7.2 million has been recorded net of our deferred tax assets, of which $3.7 million is subject to a full valuation allowance.

As of September 30, 2013, the Company believes that most of its deferred tax assets are “more likely than not” to be realized with the exception of California R&D tax credits that have not met the “more likely than not” realization threshold criteria because on an annual basis and pursuant to current law, the Company generates more California credits than California tax. As a result, at September 30, 2013, the excess California R&D tax credits continue to be subject to a full valuation allowance. In the event the Company concludes at a future financial reporting period that there has been a change in its ability to realize the California R&D credit deferred tax assets, and it is at such time no longer “more likely than not” that the Company will realize the tax credits before applicable expiration dates, the Company’s tax provision will increase in the period in which the Company makes such determination.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$4,824	$4,993	$14,107	$13,312
Denominator:
Basic weighted average common shares outstanding	30,000	28,720	29,668	28,555
Dilutive effect of equity incentive plans	1,623	1,460	1,530	1,041
Diluted weighted average common shares outstanding	31,623	30,180	31,198	29,596
Net income per share:
Basic	$0.16	$0.17	$0.48	$0.47
Diluted	$0.15	$0.17	$0.45	$0.45

The following table sets forth potential shares of common stock that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Outstanding options	60	1,229	48	1,633
Nonvested restricted stock units	—	9	1	24
Total	60	1,238	49	1,657

8. CUSTOMER AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker, the chief executive officer, reviews discrete financial information presented on a consolidated basis for purposes of regularly making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in one operating segment, specifically the licensing and implementation of yield improvement solutions for companies designing and/or manufacturing integrated circuits.

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2013	2012	2013	2012
A	35%	11%	26%	12%
B	28%	35%	31%	39%
C	13%	25%	17%	21%

The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	September 30, 2013	December 31, 2012
A	34%	11%
B	30%	42%
C	8%	18%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Asia	11,752	5,309	28,159	16,642
United States	7,685	10,877	28,367	26,437
Europe	6,052	6,365	17,849	22,646
Total	$25,489	$22,551	$74,375	$65,725

Long-lived assets, net by geographic area are as follows (in thousands):

	September 30, 2013	December 31, 2012
United States	$5,773	$3,527
Asia	367	295
Europe	125	76
Total long-lived assets, net	$6, 265	$3,898

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of September 30, 2013 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,352	$26,352	$—	$—

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2012 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,341	$26,341	$—	$—

10. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases administrative and sales offices and certain equipment under noncancelable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various times through 2018. Rent expense was $0.5 million for both the three months ended September 30, 2013 and 2012, respectively. Rent expense was $1.5 million and $1.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Future minimum lease payments under noncancelable operating leases at September 30, 2013 are as follows (in thousands):

Year Ending December 31,	Amount
2013 (remaining three months)	$446
2014	1,655
2015	1,571
2016	1,574
2017	1,294
Thereafter	695
Total future minimum lease payments	$7,235

Litigation  — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, the Company was not party to any material legal proceedings, thus no loss was probable and no amount was accrued at September 30, 2013.

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

 Industry Trend

We believe that the largest logic foundries will continue to increase their investment in leading edge nodes and capacity in 2013, consistent with the trend since 2010. Leading foundries are also investing in new technologies such as double-patterned lithography and 3-D transistor architecture. These trends resulted in an increase in our business, and have improved results of operations in 2011, 2012 and to date in 2013.

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

Financial Highlights

Financial highlights for the three months ended September 30, 2013 were as follows:

•

Total revenues for the three months ended September 30, 2013 were $25.5 million, an increase of $2.9 million, or 13%, compared to $22.6 million for the three months ended September 30, 2012. Design-to-silicon-yield solutions revenue for the three months ended September 30, 2013 was $17.0  million, an increase of $1.7 million, or 11%, compared to $15.3 million for the three months ended September 30, 2012. The increase in Design-to-silicon-yield solutions revenue was primarily due to an increase in fixed fee integrated solutions, the result of more billable hours to revenue-generating projects in the period due to increased business activity. Gainshare performance incentives revenue for the three months ended September 30, 2013 was $8.5 million, an increase of $1.3 million, or 17%, compared to $7.2 million for the three months ended September 30, 2012. The increase in revenue from Gainshare performance incentives was primarily the result of a higher number of projects reaching performance measures for achieving Gainshare and higher wafer volumes at customers’ manufacturing facilities.

•

Net income for the three months ended September 30, 2013 was $4.8 million, compared to $5.0 million for the three months ended September 30, 2012. The decrease in net income was primarily attributable to an increase in income tax provision of $2.5 million, an increase in interest and other expense of $0.1 million, offset by an increase in income from operations of $2.4 million. The increase in income from operations is due to an increase in gross margin of $1.9 million and a decrease of total operating expenses of $0.5 million. The increase in gross margin is reflective of the mix shift between Design-to-silicon yield solutions and Gainshare performance incentive revenue.

•

Net income per basic and diluted share was $0.16 and $0.15, respectively, for the three months ended September 30, 2013 compared to net income per basic and diluted share of $0.17 and $0.17, respectively, for the three months ended September 30, 2012, a decrease of $0.01 and $0.02 per basic and diluted share, respectively.

•

Cash and cash equivalents increased $23.6 million from $61.6 million at December 31, 2012 to $85.2 million at September 30, 2013,  primarily due to an increase in cash from operating and financing activities during the period.

Financial highlights for the nine months ended September 30, 2013 were as follows:

•

Total revenues for the nine months ended September 30, 2013 were $74.4 million, an increase of $8.7 million, or 13%, compared to total revenues of $65.7 million for the nine months ended September 30, 2012. Design-to-silicon-yield solutions revenue for the nine months ended September 30, 2013 was $46.8 million, an increase of $4.3 million, or 10%, compared to $42.5 million for the nine months ended September 30, 2012. The increase in Design-to-silicon-yield solutions revenue was primarily due to an increase in fixed fee integrated solutions, the result of more billable hours to revenue-generating projects in the period due to increased business activity. Gainshare performance incentives revenue for the nine months ended September 30, 2013 was $27.6 million, an increase of $4.4 million, or 19%, compared to Gainshare performance incentive revenues of $23.2 million for the nine months ended September 30, 2012.  The increase in Gainshare performance incentives was primarily the result of higher number of projects reaching performance measures for achieving Gainshare combined with higher wafer volumes at customers’ manufacturing facilities.

•

Net income for the nine months ended September 30, 2013 was $14.1 million, compared to net income of $13.3 million for the nine months ended September 30, 2012. The increase in net income was primarily attributable to an increase in gross margin of $5.8 million, a result of the mix shift between Design-to-silicon yield solutions and Gainshare performance incentive revenue, a decrease in operating expense of $1.0 million, offset by an increase in income tax provision of $6.1 million.

•

Net income per basic and diluted share was $0.48 and $0.45, respectively, for the nine months ended September 30, 2013 compared to net income per basic and diluted share of $0.47 and $0.45, respectively, for the nine months ended September 30, 2012, an increase of $0.01 per basic share.

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

Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Income Taxes

We are required to assess the likelihood that our deferred tax assets will be recovered from future taxable income and if we believe that they are not likely to be realizable before the expiration dates applicable to such assets then, to the extent we believe that recovery is not likely, establish a valuation allowance. Changes in the net deferred tax assets, less offsetting valuation allowance, in a period are recorded through the income tax provision in the condensed consolidated statements of operations. As of September 30, 2013, we believe that most of our deferred tax assets are “more likely than not” to be realized with the exception of  California R&D tax credits that have not met the “more likely than not” realization threshold criteria because on an annual basis and pursuant to current law, we generate more California credits than California tax. As a result, at September 30, 2013, the excess California R&D tax credits continue to be subject to a full valuation allowance. See Note 6 to the condensed consolidated financial statements for further disclosures regarding our income taxes. In the event we conclude at a future financial reporting period that there has been a change in our ability to realize our California R&D credit deferred tax assets, and it is at such time no longer “more likely than not” that we will realize the tax credits before applicable expiration dates, our tax provision will increase in the period in which we make such determination.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Design-to-silicon-yield solutions	67%	68%	63%	65%
Gainshare performance incentives	33	32	37	35
Total revenues	100%	100%	100%	100%
Costs of design-to-silicon-yield solutions:
Direct costs of design-to-silicon-yield solutions	41	42	40	41
Amortization of acquired technology	—	—	—	—
Total costs of design-to-silicon-yield solutions	41	42	40	41
Gross profit	59	58	60	59
Operating expenses:
Research and development	13	14	13	15
Selling, general and administrative	15	20	18	22
Amortization of other acquired intangible assets	—	—	—	—
Restructuring charges (credits)	—	—	—	—
Total operating expenses	28	34	31	37
Income from operations	31	24	29	22
Interest and other income (expense), net	(1)	(1)	—	—
Income before taxes	30	23	29	22
Income tax provision	11	1	10	2
Net income	19%	22%	19%	20%

Comparison of the Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		$	%
Revenues	2013	2012	Change	Change
(in thousands, except for percentages)
Design-to-silicon-yield solutions	$17,015	$15,305	$1,710	11%
Gainshare performance incentives	8,474	7,246	1,228	17%
Total	$25,489	$22,551	$2,938	13%

Design-to-Silicon-Yield Solutions. Design-to-silicon-yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-silicon-yield solutions revenue increased $1.7 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to an increase in fixed fee integrated solutions, the result of more billable hours to revenue-generating projects in the period due to increased business activity. Our Design-to-silicon-yield solutions revenue may fluctuate in the future and is dependent on a number of factors, including the semiconductor industry’s continued acceptance of our solutions, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets including photovoltaic and LED, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own business or, in the case of a time and materials contract, may take advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

Gainshare Performance Incentives. Gainshare performance incentives revenues represent profit sharing and performance incentives earned contingent upon our customers reaching certain defined operational levels. Revenue derived from Gainshare performance incentives increased $1.2 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  The increase was primarily the result of a higher number of projects reaching performance measures for achieving gainshare combined with higher wafer volumes at customers’ manufacturing facilities. Our Gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for Gainshare performance incentives.

	Three Months Ended September 30,		$	%
Cost of Design-to-Silicon-Yield Solutions	2013	2012	Change	Change
(in thousands, except for percentages)
Direct costs of design-to-silicon-yield solutions	$10,507	$9,457	$1,050	11%

Costs of Design-to-Silicon-Yield Solutions. Costs of Design-to-silicon-yield solutions consist of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization of acquired technology.

Direct Costs of Design-to-Silicon-Yield Solutions Direct costs of Design-to-Silicon-Yield solutions consist of services costs and software licenses costs. Services costs consist of material, employee compensation and related benefits, overhead costs, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products. Direct costs of Design-to-silicon-yield solutions increased $1.0 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase was primarily due to an increase of $0.9 million in personnel-related expense as a result of additional headcount to support the growth in revenue-generating engagements, an increase of $0.2 million in depreciation expense, an increase of $0.1 million in third-party software royalty expense, an increase of $0.1 million in equipment cost, an increase of $0.1 million in facility cost, offset by a decrease of $0.2 million in travel expense and a $0.2 million decrease in outside service expense.

	Three Months Ended September 30,		$	%
Research and Development	2013	2012	Change	Change
(in thousands, except for percentages)
Research and development	$3,396	$3,203	$193	6%

Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations, and stock-based compensation charges. Research and development expenses increased $0.2 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to an increase of $0.3 million in personnel-related expense, offset by a decrease of $0.1 million in outside service expense. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects.

	Three Months Ended September 30,		$	%
Selling, General and Administrative	2013	2012	Change	Change
(in thousands, except for percentages)
Selling, general and administrative	$3,812	$4,498	$(686)	(15)%

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses decreased $0.7 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to a decrease of $0.4 million in personnel-related expense due to a decrease in headcount, a decrease of $0.1 million in travel expense, a decrease in $0.1 million in accounting and legal expense and a decrease of $0.1 million in the provision for doubtful accounts as a result of the decrease in our accounts receivable balance due to strong cash collections in the period. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

	Three Months Ended September 30,		$	%
Amortization of Other Acquired Intangible Assets	2013	2012	Change	Change
(in thousands, except for percentages)
Amortization of other acquired intangible assets	$19	$51	$(32)	(63)%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets for the three months ended September 30, 2013 decreased $32,000 compared to the three months ended September 30, 2012, primarily the result of certain intangible assets becoming fully amortized. We anticipate amortization of our existing other acquired intangible assets to be $18,000 for the remaining three months in 2013, and $31,000 in 2014.

	Three Months Ended September 30,		$	%
Restructuring Charges	2013	2012	Change	Change
(in thousands, except for percentages)
Restructuring charges	$8	$—	$8	—%

Restructuring Charges.  Restructuring charges for both the three months ended September 30, 2013 and 2012 were not significant.

	Three Months Ended September 30,		$	%
Interest and Other Income (Expense), Net	2013	2012	Change	Change
(in thousands, except for percentages)
Interest and other income (expense), net	$(283)	$(179)	$(104)	58%

 Interest and Other Income (expense), net.  Interest and other income (expense), net decreased $0.1 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. During the three months ended September 30, 2013, we recorded $0.3 million losses on foreign currency exchange, primarily related to Euro to U.S Dollar exchange rate. During the three months ended September 30, 2012, we recorded $0.4 million of losses related to the Euro to U.S. Dollar exchange rate, offset by gains on auction-rate securities of $0.2 million. We anticipate interest and other income (expense) will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

	Three Months Ended September 30,		$	%
Income Tax Provision	2013	2012	Change	Change
(in thousands, except for percentages)
Income tax provision	$2,640	$170	$2,470	1,453%

Income Tax Provision. Income tax provision increased $2.5 million for the three months ended September 30, 2013 compared to three months ended September 30, 2012, primarily due to an increase in level of income. The income tax provision for the three months ended September 30, 2012 was significantly less than the provision at the statutory rate primarily due to the reduction of the valuation allowance related to the utilization of U.S tax credits, offset by foreign withholding taxes, statutory taxes, and changes in unrecognized tax benefits.

Comparison of the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30,		$	%
Revenues	2013	2012	Change	Change
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$46,813	$42,484	$4,329	10%
Gainshare performance incentives	27,562	23,241	4,321	19%
Total	$74,375	$65,725	$8,650	13%

Design-to-Silicon-Yield Solutions. Design-to-silicon-yield solutions revenue increased $4.3 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to an increase in fixed fee integrated solutions, the result of more billable hours to revenue-generating projects in the period due to increased business activity. Our Design-to-silicon-yield solutions revenue may fluctuate in the future and are dependent on a number of factors, including the semiconductor industry’s continued acceptance of our solutions, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets including photovoltaic and LED, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own businesses or, in the case of a time and materials contract, may take advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

Gainshare Performance Incentives. Revenue derived from gainshare performance incentives increased $4.3 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  The increase was primarily the result of a higher number of projects reaching performance measures for achieving gainshare and higher wafer volumes at customers’ manufacturing facilities. Our gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for gainshare performance incentives.

	Nine Months Ended September 30,		$	%
Cost of Design-to-Silicon-Yield Solutions	2013	2012	Change	Change
(In thousands, except for percentages)
Direct costs of design-to-silicon-yield solutions	$29,905	$26,830	$3,075	11%
Amortization of acquired technology	—	261	(261)	(100)%
Total	$29,905	$27,091	$2,814	10%

Direct Costs of Design-to-Silicon-Yield Solutions.  Direct costs of Design-to-silicon-yield solutions increased $3.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase was primarily due to an increase of $2.5 million in personnel-related expense, an increase of $0.4 million in depreciation expense, an increase of $0.4 million in third-party software royalty expense, an increase of $0.3 million in facility expense, offset by a decrease of $0.3 million in travel expense and a decrease of $0.2 million in outside service expense.

Amortization of Acquired Technology. Amortization of acquired technology expense was $0.3 million for the nine months ended September 30, 2012. All acquired technology intangible assets were fully amortized as of December 31, 2012, resulting in no amortization of acquired technology for the nine months ended September 30, 2013.

	Nine Months Ended September 30,		$	%
Research and Development	2013	2012	Change	Change
(In thousands, except for percentages)
Research and development	$9,944	$9,651	$293	3%

Research and Development. Research and development expenses increased $0.3 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to an increase of $0.7 million in personnel-related expense, an increase of $0.1 million in depreciation expense, offset by a decrease of $0.4 million in outside service expense and a decrease of $0.1 million in lab supply cost. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects and revenue generating activity requirements.

	Nine Months Ended September 30,		$	%
Selling, General and Administrative	2013	2012	Change	Change
(In thousands, except for percentages)
Selling, general and administrative	$13,010	$14,122	$(1,112)	(8)%

Selling, General and Administrative. Selling, general and administrative expenses decreased $1.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to a decrease of $0.6 million in personnel-related expense due to a decrease in headcount, a decrease in $0.2 million in accounting and legal expense, a decrease of $0.2 million in provision for doubtful accounts as a result of the decrease in our accounts receivable balance due to strong cash collections in the period and a decrease of $0.1 million in travel expense.

	Nine Months Ended September 30,		$	%
Amortization of Other Acquired Intangible Assets	2013	2012	Change	Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$56	$153	$(97)	(63)%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets decreased $0.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to certain intangible assets becoming fully amortized. We anticipate amortization of our existing other acquired intangible assets to be $18,000 in the remaining three months in 2013 and $31,000 in 2014.

	Nine Months Ended September 30,		$	%
Restructuring Charges (Credits)	2013	2012	Change	Change
(In thousands, except for percentages)
Restructuring charges (credits)	$(35)	$83	$(118)	(142)%

Restructuring Charges (Credits).   For the nine months ended September 30, 2013, we recorded restructuring credits, which were primarily due to the change in estimate. For the nine months ended September 30, 2012, we incurred restructuring charges of $0.1 million, which was primarily related to a decision to restructure additional square footage of office facilities.

	Nine Months Ended September 30,		$	%
Interest and Other Income (Expense), Net	2013	2012	Change	Change
(In thousands, except for percentages)
Interest and other income (expense), net	$(109)	$(166)	$57	(34)%

Interest and Other Income (Expense), Net.  Interest and other income (expense), net increased $0.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase is primarily due to the non-recurring losses from the sale of auction-rate-securities during the nine months ended September 30, 2012.

	Nine Months Ended September 30,		$	%
Income Tax Provision	2013	2012	Change	Change
(In thousands, except for percentages)
Income tax provision	$7,279	$1,147	$6,132	535%

Income Tax Provision. Income tax provision increased $6.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to an increase in level of income. The income tax provision for the nine months ended September 30, 2013 was less than the provision at the statutory rate primarily due to changes in unrecognized tax benefits and the benefit of the research and development tax credit. The income tax provision for the nine months ended September 30, 2012 was significantly less than the provision at the statutory rate primarily due to the reduction of the valuation allowance related to the utilization of U.S tax credits, offset by foreign withholding taxes, statutory taxes, and changes in unrecognized tax benefits.

Liquidity and Capital Resources

Operating Activities

Cash flows provided by operating activities was $20.9 million for the nine months ended September 30, 2013. This resulted from net income of $14.1 million, the addition of $9.7 million from non-cash charges, offset by the cash decrease of $2.9 million reflected in the net change of operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $4.9 million, deferred taxes of $4.2 million, depreciation and amortization of $1.0 million, tax benefit related to stock-based compensation plan of $0.5 million, partially offset by purchases of treasury stock in connection with tax withholdings on restricted stock grants of $0.4 million, reversal of doubtful accounts of $0.1 million and excess tax benefit from stock-based compensation of $0.4 million. Cash flow decreases resulting from the net change in operating assets and liabilities primarily consisted of $0.4 million decrease in accrued compensation and related benefits, $1.3 million decrease in accounts payable, $1.3 million decrease in accrued and other liabilities, $1.1 million decrease in prepaid expenses and other assets, $0.8 million decrease in deferred revenues and $0.5 million decrease in billings in excess of recognized revenues, offset by $6.0 million decrease in accounts receivable. The $4.7 million combined cash flow increase resulted from the decrease in accounts receivable, the decrease in deferred revenue and the decrease in billings in excess of recognized revenues was primarily due to the timing of billing milestones and payments received.

Cash flows provided by operating activities of $4.6 million for the nine months ended September 30, 2012 consisted primarily of net income of $13.3 million, the addition of $4.1 million from non-cash charges, offset by $12.8 million of cash flow decreases reflected in the net change of operating assets and liabilities.  Non-cash charges consisted primarily of stock-based compensation of $3.5 million, amortization of acquired intangible assets of $0.4 million, depreciation and amortization of $0.3 million, provision for doubtful account of $0.1 million, partially offset by purchases of treasury stock of $0.2 million for employee income tax withholdings due upon vesting of restricted stock units. Cash flow decreases resulting from the net change in operating assets and liabilities primarily consisted of $12.7 million increase in accounts receivable, a $0.8 million increase in prepaid expense and other assets, a $0.3 million decrease in accounts payable, a $0.5 decrease in accrued and other liabilities, a $0.5 million decrease in deferred revenues, and a $1.3 million decrease in billings in excess of recognized revenue, partially offset by a $3.4 million increase in accrued compensation and related benefits.  The $14.6 million combined cash flow decrease resulted from the increase in accounts receivable and decrease in combined billings in excess of recognized revenues and deferred revenue due to the timing of billing milestones and payments received.

Investing Activities

Cash flows used in investing activities of $3.4 million for the nine months ended September 30, 2013 consisted of payments for capital expenditures, primarily test equipment. Cash flow used in investing activities of $1.6 million for the nine months ended September 30, 2012 was attributable of $2.1 million payment for capital expenditures, offset by $0.5 million proceeds from the sale of auction-rate-securities.

Financing Activities

Cash flows provided by financing activities of $6.0 million for the nine months ended September 30, 2013 consisted primarily of $4.3 million of proceeds from the exercise of stock options, $1.3 million of proceeds from our Employee Stock Purchase Plan and $0.4 million of excess tax benefit from stock-based compensation.

Cash flows used in financing activities of $1.8 million for the nine months ended September 30, 2012 consisted primarily of $4.7 million of proceeds from the exercise of stock options and $1.0 million of proceeds from our Employee Stock Purchase Plan, partially offset by $3.9 million cash used to repurchase 389,000 shares of our common stock on the open market during the period.

Liquidity

As of September 30, 2013, our working capital, defined as total current assets less total current liabilities, was $110.4 million, compared with $82.9 million as of December 31, 2012. Cash and cash equivalents were $85.2 million as of September 30, 2013, compared to $61.6 million as of December 31, 2012.  As of both September 30, 2013 and December 31, 2012, cash and cash equivalents held by our foreign subsidiaries were $2.0 million. We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to repurchase common stock or fund potential investments in, or acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, in the event that during such period, or thereafter, we are not successful in generating sufficient cash flows from operations we may need to raise additional capital through private or public financings, strategic relationships or other arrangements, which may not be available to us on acceptable terms or at all.

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

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligations (1)	2013 (remaining three months)	2014	2015	2016	2017	Thereafter	Total
Operating lease obligations	$446	$1,655	$1,571	$1,574	$1,294	$695	$7, 235

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

Interest Rate Risk.   As of September 30, 2013, we had cash and cash equivalents of $85.2 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at September 30, 2013 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates on foreign denominated payables as of September 30, 2013 would result in a loss of approximately $0.7 million. As of September 30, 2013, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2013 in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of September 30, 2013, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, we were not party to any material legal proceedings, thus no loss was probable and no amount was accrued at September 30, 2013.

Item 1A. Risk Factors

Item 1A,“Risk Factors,” on pages 9 through 16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, provides information on the significant risks associated with our business. There have been no subsequent material changes to these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

PDF SOLUTIONS, INC.

Date: November 6, 2013	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: November 6, 2013	By:	/s/ GREGORY C. WALKER
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