Form 10-Q
period 2014-03-31
PDF SOLUTIONS INC
filed 2014-05-07
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2014

or

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

The number of shares outstanding of the Registrant’s Common Stock as of May 5, 2014 was 30,520,645.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$100,994	$89,371
Accounts receivable, net of allowance of $327 and $354, respectively	32,515	34,860
Deferred tax assets - current portion	4,185	5,920
Prepaid expenses and other current assets	4,110	3,632
Total current assets	141,804	133,783
Property and equipment, net	7,582	7,064
Deferred tax assets - non-current portion	8,448	8,599
Other non-current assets	1,479	1,718
Total assets	$159,313	$151,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$961	$1,129
Accrued compensation and related benefits	5,285	7,707
Accrued and other current liabilities	3,685	1,593
Deferred revenues	4,526	2,096
Billings in excess of recognized revenues	591	343
Total current liabilities	15,048	12,868
Non-current liabilities	3,366	3,584
Total liabilities	18,414	16,452
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 35,457 and 35,285, respectively; shares outstanding 30,439 and 30,437, respectively	5	5
Additional paid-in-capital	236,935	233,813
Treasury stock at cost, 5,018 and 4,848 shares, respectively	(32,043)	(28,905)
Accumulated deficit	(64,394)	(70,649)
Accumulated other comprehensive income	396	448
Total stockholders’ equity	140,899	134,712
Total liabilities and stockholders’ equity	$159,313	$151,164

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Design-to-silicon-yield solutions	$14,919	$14,848
Gainshare performance incentives	12,167	9,262
Total revenues	27,086	24,110

Costs of Design-to-silicon-yield solutions	9,705	9,657
Gross profit	17,381	14,453

Operating expenses:
Research and development	3,596	3,364
Selling, general and administrative	4,329	4,794
Amortization of other acquired intangible assets	18	18
Restructuring charges (credits)	57	(52)
Total operating expenses	8,000	8,124

Income from operations	9,381	6,329
Interest and other income (expense), net	(87)	250
Income before income taxes	9,294	6,579
Income tax provision	3,039	1,848
Net income	$6,255	$4,731

Net income per share:
Basic	$0.21	$0.16
Diluted	$0.20	$0.15
Weighted average common shares
Basic	30,477	29,353
Diluted	31,965	30,815

Net income	$6,255	$4,731
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(52)	(169)
Comprehensive income	$6,203	$4,562

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$6,255	$4,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	458	258
Stock-based compensation expense	1,660	1,309
Amortization of acquired intangible assets	18	18
Deferred taxes	1,886	981
Losses on disposal of property and equipment	34	46
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(8)	(8)
Reversal of doubtful accounts	(28)	—
Unrealized loss on foreign currency forward contract	24	—
Tax benefit related to stock-based compensation expense	44	888
Excess tax benefit from stock-based compensation	(41)	(747)
Changes in operating assets and liabilities:
Accounts receivable	2,373	1,844
Prepaid expenses and other assets	(264)	(2,528)
Accounts payable	(279)	(1,064)
Accrued compensation and related benefits	(2,386)	(4,832)
Accrued and other liabilities	(442)	(1,055)
Deferred revenues	2,537	668
Billings in excess of recognized revenues	248	(159)
Net cash provided by operating activities	12,089	350
Investing activities:
Purchases of property and equipment	(929)	(1,211)
Net cash used in investing activities	(929)	(1,211)
Financing activities:
Proceeds from exercise of stock options	784	1,201
Proceeds from employee stock purchase plan	632	546
Excess tax benefit from stock-based compensation	41	747
Purchases of treasury stock	(968)	—
Net cash provided by financing activities	489	2,494
Effect of exchange rate changes on cash and cash equivalents	(26)	(87)
Net change in cash and cash equivalents	11,623	1,546
Cash and cash equivalents, beginning of period	89,371	61,637
Cash and cash equivalents, end of period	$100,994	$63,183
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Taxes	$1,648	$779

Property and equipment received and accrued in accounts payable and accrued and other liabilities	$400	$559

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by PDF Solutions, Inc. (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments), to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all significant intercompany balances and transactions.

The condensed consolidated balance sheet at December 31, 2013, has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

In June 2011, the FASB amended its guidance related to the presentation of comprehensive income to increase comparability between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This amended guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presenting in one continuous statement or two separate but consecutive statements. Additionally, the amendment requires entities to present reclassification adjustments to show the effect of reclassifications on both the components of other comprehensive income and the components of net income in interim and annual financial statements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The guidance is effective for the Company’s fiscal year beginning January 1, 2012. In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. In February 2013, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. The standard requires presentation (either in a single note or parenthetically on the face of the financial statements) of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information is required. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

3. BALANCE SHEET COMPONENTS

Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were $10.0 million and $8.0 million as of March 31, 2014, and December 31, 2013, respectively.

Property and equipment consists of (in thousands):

	March 31, 2014	December 31, 2013
Property and equipment, net:
Computer equipment	$9,867	$9,969
Software	3,439	3,441
Furniture, fixtures and equipment	737	734
Leasehold improvements	1,047	1,052
Test equipment	5,379	4,928
Construction-in-progress	1,622	1,421
	22,091	21,545
Less: accumulated depreciation	(14,509)	(14,481)
Total	$7,582	$7,064

Depreciation and amortization expense was $0.5 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

Intangible assets balance was $12,000 and $31,000 as of March 31, 2014, and December 31, 2013, respectively. The balance was included in other non-current assets in the accompanying condensed consolidated balance sheets. For both the three-month periods ended March 31, 2014 and 2013, intangible asset amortization expense was $18,000. The Company expects the remaining balance of its intangible assets to be fully amortized in the second quarter ending June 30, 2014.

4. STOCKHOLDERS’ EQUITY

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expenses before taxes related to the Company’s stock plans and employee stock purchase plan were allocated as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of Design-to-silicon-yield solutions	$724	$534
Research and development	371	322
Selling, general and administrative	565	453
Stock-based compensation expenses	$1,660	$1,309

The Company estimated the fair value of share-based awards granted during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Stock Plans Three Months Ended March 31,		Employee Stock Purchase Plan Three Months Ended March 31,
	2014	2013	2014	2013
Expected life (in years)	4.58	4.78	1.25	1.25
Volatility	43.4%	56.4%	34.6%	46.1%
Risk-free interest rate	1.56%	0.80%	0.18%	0.19%
Expected dividend	—	—	—	—
Weighted average fair value per share of options granted during the period	$7.75	$7.54	—	—
Weighted average fair value per share of employee stock purchase plan rights granted during the period	—	—	$7.18	$5.28

On March 31, 2014, the Company has in effect the following stock-based compensation plans:

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

On April 15, 2014, the Company’s Board of Directors amended the 2011 Plan, subject to the approval of the stockholders, to increase the number of shares reserved for awards under such plan by an additional 1,750,000 shares for a total of 6,550,000 shares.

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

As of March 31, 2014, 5.2 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 2.8 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.4 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after adoption of the 2011 Plan through March 31, 2014.  As of March 31, 2014, there were no outstanding awards that had been granted outside of the 2011, 2001 or the IDS Plans (collectively, the "Stock Plans").

Stock option activity under the Company’s Stock Plans during the three months ended March 31, 2014, was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2014	2,880	$7.35
Granted (weighted average fair value of $7.75 per share)	5	$20.39
Exercised	(117)	$6.68
Canceled	(11)	$8.74
Expired	(7)	$5.91
Outstanding, March 31, 2014	2,750	$7.40	6.35	$29,694
Vested and expected to vest, March 31, 2014	2,692	$7.36	6.31	$29,155
Exercisable, March 31, 2014	1,858	$6.87	5.61	$21,003

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $18.17 per share as of March 31, 2014. The total intrinsic value of options exercised during the three months ended March 31, 2014, was $1.7 million.

As of March 31, 2014, there was $3.5 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the three months ended March 31, 2014, was $0.5 million.

Nonvested restricted stock units activity during the three months ended March 31, 2014, was as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, January 1, 2014	759	$14.44
Granted	5	$20.39
Vested	(3)	$6.90
Forfeited	(3)	$16.50
Nonvested, March 31, 2014	758	$14.51

As of March 31, 2014, there was $8.6 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.6 years.

Employee Stock Purchase Plan — In July 2001, the Company adopted a ten-year Employee Stock Purchase Plan (as amended, “Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The Purchase Plan consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Under the Purchase Plan, on January 1 of each year, starting with 2002, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. At the annual meeting of stockholders on May 18, 2010, the Company’s stockholders approved an amendment to the Purchase Plan to extend it through May 17, 2020.  During the three months ended March 31, 2014 and 2013, a total of 52,000 and 104,000 shares, respectively, were issued at a weighted-average purchase price of $12.10 and $5.24 per share, respectively, under the Purchase Plan. For both the three-month periods ended March 31, 2014 and 2013, the Purchase Plan compensation expense was $0.2 million. As of March 31, 2014, there was $0.7 million of unrecognized compensation cost related to the Purchase Plan. That cost is expected to be recognized over a weighted average period of 1.2 years. As of March 31, 2014, 1.2 million shares were available for future issuance under the Purchase Plan.

Stock Repurchase Program — On November 8, 2012, the Board of Directors adopted a program to repurchase up to $20.0 million of the Company’s common stock on the open market over the next two years. As of March 31, 2014, 206,200 shares had been repurchased at the average price of $17.50 per share under this new program, at a total purchase of $3.6 million, and $16.4 million remained available for future repurchases.

5. RESTRUCTURING

The Company implemented restructuring plans during fiscal years 2012 and 2008, and recorded total restructuring charges of $57,000 and credits of $52,000 for the three months ended on March 31, 2014 and 2013, respectively. As of March 31, 2014, the remaining restructuring accrual was $62,000, which represents employee severance charges, which the Company expects to pay out by the end of 2014. This remaining accrual balance was included in accrued and other current liabilities in the accompanying consolidated balance sheets.

October 2012 Plan

On October 24, 2012, the Company announced a restructuring plan as part of the Company’s continuing efforts to simplify the organization, leverage cross-training and learning, and reduce annual operations expenses. Under this plan, the Company has recorded restructuring charges of $2.2 million, which primarily consisted of employee severance costs of $2.1 million. The following table summarizes the activities of these restructuring liabilities (in thousands) for the periods covered below:

	Three Months Ended March 31,
	2014	2013
Beginning balance	$13	$896
Restructuring charges	57	50
Cash payments	(8)	(736)
Ending balance	$62	$210

October 2008 Plan

On October 28, 2008, the Company announced a restructuring plan to better allocate its resources to improve its operational results in light of the market conditions. Under this plan, the Company has recorded restructuring charges of $7.4 million, primarily consisting of employee severance costs of $4.7 million and facility exit costs of $2.7 million. All remaining accrual balance under this plan had been paid out as of December 31, 2013. The following table summarizes the activities of these restructuring liabilities (in thousands) for the periods covered below:

	Three Months Ended March 31,
	2014	2013
Beginning balance	$—	$448
Restructuring credits	—	(102)
Cash payments	—	(122)
Ending balance	$—	$224

6. INCOME TAXES

Income tax provision increased $1.2 million for the three months ended March 31, 2014, to $3.0 million as compared to an income tax provision of $1.8 million for the three months ended March 31, 2013.  The Company’s effective tax rate was 32.70% and 28.09% for the three months ended March 31, 2014, and March 31, 2013, respectively.  The income tax provision for the three months ended March 31, 2014, was less than the provision at the statutory rate primarily due to changes in unrecognized tax benefits. The income tax provision for the three months ended March 31, 2013, was significantly less than the provision at the statutory rate primarily due to the utilization of U.S. tax credits, offset by foreign withholding taxes, statutory taxes, and changes in unrecognized tax benefits.

On January 2, 2013, the President signed into law the American Taxpayer Relief Act which reinstated the U.S. Federal Research and Development tax credit retroactive to January 1, 2012, and extended the tax credit through December 31, 2013.  As a result of the new legislation, the Company recognized a benefit in the three months ended March 31, 2013 related to 12 months of fiscal 2012 as well as a benefit to the annual effective tax rate for the full year research tax credit for fiscal 2013, which amounted to $0.4 million. The expiration of the U.S Federal research tax credit resulted in zero tax credit for the three months ended March 31, 2014.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of March 31, 2014, was $10 million, of which $6.1 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2013, was $10.2 million, of which $6.3 million, if recognized, would affect the Company's effective tax rate. As of March 31, 2014, the Company has recorded unrecognized tax benefits of $2.7 million, including interest and penalties, as long-term taxes payable in its condensed consolidated balance sheet. The remaining $7.8 million has been recorded net of our deferred tax assets, of which $3.9 million is subject to a full valuation allowance.

As of March 31, 2014, the Company believes that most of its deferred tax assets are “more likely than not” to be realized with the exception of California R&D tax credits that have not met the “more likely than not” realization threshold criteria because on an annual basis and pursuant to current law, the Company generates more California credits than California tax. As a result, at March 31, 2014, the excess California R&D tax credits continue to be subject to a full valuation allowance. In the event the Company concludes at a future financial reporting period that there has been a change in its ability to realize the California R&D credit deferred tax assets, and it is at such time no longer “more likely than not” that the Company will realize the tax credits before applicable expiration dates, the Company’s tax provision will increase in the period in which the Company makes such determination.

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

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$6,255	$4,731
Denominator:
Basic weighted-average shares outstanding	30,477	29,353
Effect of dilutive options and restricted stock	1,488	1,462
Diluted weighted average shares outstanding	31,965	30,815

Net income per share - Basic	$0.21	$0.16
Net income per share - Diluted	$0.20	$0.15

The following table sets forth potential shares of common stock that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Outstanding options	19	132
Employee Stock Purchase Plan	48	—
Total	67	132

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended March 31,
Customer	2014	2013
A	45%	33%
B	19%	16%
C	13%	25%

The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	March 31, 2014	December 31, 2013
A	37%	33%
B	23%	12%
C	14%	26%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (in thousands):

	Three Months Ended March 31,
	2014		2013
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
North America	$11,399	42%	$9,866	41%
Germany	9,100	34	4,625	19
South Korea	2,260	8	4,912	21
Japan	1,713	6	2,261	9
Rest of Asia	1,495	6	1,544	6
Rest of Europe	1,119	4	902	4
Total revenue	$27,086	100%	$24,110	100%

Long-lived assets, net by geographic area are as follows (in thousands):

	March 31, 2014	December 31, 2013
North America	$7,102	$6,578
Asia	354	364
Europe	126	122
Total long-lived assets, net	$7,582	$7,064

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of March 31, 2014, and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,354	$26,354	$—	$—

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2013, and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,353	$26,353	$—	$—

The Company enters into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily on third-party accounts payables and intercompany balances. The primary objective of the Company’s hedging program is to reduce volatility of earnings related to foreign currency exchange rate fluctuations. The counterparty to these foreign currency forward contracts is a large global financial institution that the Company believes is creditworthy, and therefore, the Company believes the credit risk of counterparty nonperformance is not significant. These foreign currency forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these contracts is recorded into earnings as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated assets and liabilities, which is also recorded in other income (expense), net. For the three months ended March 31, 2014, the Company recognized an unrealized loss of $24,000 on the contracts, which is recorded in other income (expense), net in the Company’s Statement of Operations and Comprehensive Income.

The Company carries these derivatives financial instruments on its Consolidated Balance Sheets at their fair values. The Company’s foreign currency forward contracts are classified as Level 2 because it is not actively traded and the valuation inputs are based on quoted prices and market observable data of similar instruments. As of March 31, 2014, the Company had one outstanding forward contract with a notional amount of $7.5 million and recorded $24,000 other current liabilities associated with this outstanding forward contract.

 10. COMMITMENTS AND CONTINGENCIES

 Leases

The Company leases administrative and sales offices and certain equipment under noncancelable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various times through 2019. Rent expense was $0.5 million for both the three months ended March 31, 2014 and 2013, respectively.

Future minimum lease payments under noncancelable operating leases at March 31, 2014, are as follows (in thousands):

Year Ending December 31,	Amount
2014 (remaining nine months)	$1,335
2015	1,695
2016	1,695
2017	1,410
2018	802
Thereafter	66
Total future minimum lease payments	$7,003

Litigation  — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, the Company was not party to any material legal proceedings, thus no loss was probable and no amount was accrued at March 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “target” or “continue,” the negative effect of terms like these or other similar expressions. Any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, which may be provided by us are also forward-looking statements. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth at the end of Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 14, 2014. All references to “we”, “us”, “our”, “PDF”, “PDF Solutions” or “the Company” refer to PDF Solutions, Inc.

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

 Industry Trend

Consistent with the trend since 2010, we believe that the largest logic foundries will continue to increase their investment in leading edge nodes and capacity in 2014. Leading foundries are also investing in new technologies such as multi-patterned lithography and 3-D transistor architecture, which resulted in an increase in our business, and improved results of operations in the past few years and to date in 2014.

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

Customer Contracts

Although a substantial portion of our total revenues are concentrated in a small number of customers, the total revenues for each of these customers in any period is the result of Design-to-silicon-yield solutions and Gainshare performance incentives revenues recognized in the period under multiple, separate contracts, with no interdependent performance obligations. These contracts were all entered into in the ordinary course of our business and contain general terms and conditions that are standard across most of our yield improvement solutions customers, including providing services typically targeted to one manufacturing process node, for example the 28 or 20 nanometer node. Fluctuations in future results may occur if any of these customers renegotiate pre-existing contractual commitments due to adverse changes in their own business or, in the case of one time and materials contract, if the customer takes advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship. See the additional discussion in Part I, Item 1, "Customers," on page 8 of our Annual Report on Form 10-K for the year ended December 31, 2013, and in Item 1A, "Risk Factors," on pages 11 through 17 of the Annual Report for related information on the risks associated with customer concentration and Gainshare performance incentives revenue.

Financial Highlights

Financial highlights for the three months ended March 31, 2014, were as follows:

•

Total revenues for the three months ended March 31, 2014, were $27.1 million, an increase of $3.0 million, or 12%, compared to $24.1 million for the three months ended March 31, 2013. Design-to-silicon-yield solutions revenue for the three months ended March 31, 2014, was $14.9 million, slightly higher when compared to Design-to-silicon yield solutions revenue of $14.8 million for the three months ended March 31, 2013. Gainshare performance incentives revenue for the three months ended March 31, 2014, was $12.2 million, an increase of $2.9 million, or 31%, compared to $9.3 million for the three months ended March 31, 2013. The increase in revenue from Gainshare performance incentives was primarily the result of higher wafer volumes at customers’ manufacturing facilities.

•

Net income for the three months ended March 31, 2014, was $6.3 million, compared to $4.7 million for the three months ended March 31, 2013. The increase in net income was primarily attributable to an increase in gross margin of $3.0 million and a decrease of total operating expenses of $0.1 million, offset by an increase in income tax provision of $1.2 million and a higher interest and other expense of $0.3 million. The increase in gross margin is reflective of the mix shift between Design-to-silicon yield solutions and Gainshare performance incentive revenue.

•

Net income per basic and diluted share was $0.21 and $0.20, respectively, for the three months ended March 31, 2014 compared to net income per basic and diluted share of $0.16 and $0.15, respectively, for the three months ended March 31, 2013, an increase of $0.05 per basic and diluted share.

•

Cash and cash equivalents increased $11.6 million from $89.4 million at December 31, 2013, to $101.0 million at March 31, 2014,  primarily due to an increase in cash from operating and financing activities during the period.

Critical Accounting Policies

There were no significant changes in our critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. The following is a brief discussion of the more significant accounting policies and methods that we use.

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

Income Taxes

We are required to assess the likelihood that our deferred tax assets will be recovered from future taxable income and if we believe that they are not likely to be realizable before the expiration dates applicable to such assets then, to the extent we believe that recovery is not likely, establish a valuation allowance. Changes in the net deferred tax assets, less offsetting valuation allowance, in a period are recorded through the income tax provision in the condensed consolidated statements of operations. As of March 31, 2014, we believe that most of our deferred tax assets are “more likely than not” to be realized with the exception of  California R&D tax credits that have not met the “more likely than not” realization threshold criteria because on an annual basis and pursuant to current law, we generate more California credits than California tax. As a result, at March 31, 2014, the excess California R&D tax credits continue to be subject to a full valuation allowance. See Note 6 to the condensed consolidated financial statements for further disclosures regarding our income taxes. In the event we conclude at a future financial reporting period that there has been a change in our ability to realize our California R&D credit deferred tax assets, and it is at such time no longer “more likely than not” that we will realize the tax credits before applicable expiration dates, our tax provision will increase in the period in which we make such determination.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2014	2013
Revenues:
Design-to-silicon-yield solutions	55%	62%
Gainshare performance incentives	45	38
Total revenues	100%	100%
Costs of Design-to-silicon-yield solutions	36	40
Gross margin	64	60
Operating expenses:
Research and development	13	14
Selling, general and administrative	16	20
Amortization of other acquired intangible assets	—	—
Restructuring charges	—	—
Total operating expenses	29	34
Income from operations	35	26
Interest and other income (expense), net	(1)	1
Income before taxes	34	27
Income tax provision	11	8
Net income	23%	19%

Comparison of the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,		$	%
Revenues	2014	2013	Change	Change
(in thousands, except for percentages)
Design-to-silicon-yield solutions	$14,919	$14,848	$71	—%
Gainshare performance incentives	12,167	9,262	2,905	31%
Total	$27,086	$24,110	$2,976	12%

Design-to-Silicon-Yield Solutions. Design-to-silicon-yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-silicon-yield solutions revenue was the same for the three months ended March 31, 2014, as for the three months ended March 31, 2013. Our Design-to-silicon-yield solutions revenue may fluctuate in the future and is dependent on a number of factors, including the semiconductor industry’s continued acceptance of our solutions, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets including photovoltaic and LED, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own business or, in the case of a time and materials contract, may take advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

Gainshare Performance Incentives. Gainshare performance incentives revenues represent profit sharing and performance incentives earned contingent upon our customers reaching certain defined operational levels. Revenue derived from Gainshare performance incentives increased $2.9 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013.  The increase was primarily the result of higher wafer volumes at customers’ manufacturing facilities. Our Gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for Gainshare performance incentives.

	Three Months Ended March 31,		$	%
Cost of Design-to-Silicon-Yield Solutions	2014	2013	Change	Change
(in thousands, except for percentages)
Costs of Design-to-silicon-yield solutions	$9,705	$9,657	$48	—%

Costs of Design-to-Silicon-Yield Solutions. Costs of Design-to-silicon-yield solutions consist of costs incurred to provide and support our services and costs recognized in connection with licensing our software. Services costs consist of material, employee compensation and related benefits, overhead costs, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products. Costs of Design-to-silicon-yield solutions for the three months ended March 31, 2014, was relatively flat compared to the three months ended March 31, 2013. Personnel-related expense increased $0.7 million as a result of additional headcount and annual salary increases and depreciation expense increased $0.1 million which was due to the depreciation of test equipment, offset by the increase in deferred cost of $0.6 million due to timing of closing the engagements and the decrease in outside services expense of $0.2 million.

	Three Months Ended March 31,		$	%
Research and Development	2014	2013	Change	Change
(in thousands, except for percentages)
Research and development	$3,596	$3,364	$232	7%

Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations, and stock-based compensation charges. Research and development expenses increased $0.2 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to an increase of $0.1 million in personnel-related expense, which was driven by annual salary increases, and an increase of $0.1 million in lab supply expense. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects.

	Three Months Ended March 31,		$	%
Selling, General and Administrative	2014	2013	Change	Change
(in thousands, except for percentages)
Selling, general and administrative	$4,329	$4,794	$(465)	(10)%

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses decreased $0.5 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to a decrease of $0.1 million in personnel-related expense due to a decrease in headcount, a decrease of $0.2 million in accounting and legal expense, a decrease of $0.1 million in outside services and a decrease of $0.1 million in travel related expense. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

	Three Months Ended March 31,		$	%
Amortization of Other Acquired Intangible Assets	2014	2013	Change	Change
(in thousands, except for percentages)
Amortization of other acquired intangible assets	$18	$18	$—	—%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets for the three months ended March 31, 2014, remained the same as for the three months ended March 31, 2013. Our intangible balance as of March 31, 2014 was $12,000, and we anticipate this balance to be fully amortized in the three months ending June 30, 2014.

	Three Months Ended March 31,		$	%
Restructuring Charges (credits)	2014	2013	Change	Change
(in thousands, except for percentages)
Restructuring charges (credits)	$57	$(52)	$109	(210)%

Restructuring Charges (credits).  Restructuring charges recognized during the three months ended March 31, 2014, were $57,000, which represented severance charges related to the October 2012 Plan. During the three months ended March 31, 2013, we recorded restructuring credits of $52,000, which was due to a change in estimate.

	Three Months Ended March 31,		$	%
Interest and Other Income (Expense), Net	2014	2013	Change	Change
(in thousands, except for percentages)
Interest and other income (expense), net	$(87)	$250	$(337)	(135)%

Interest and Other Income (expense), net.  Interest and other income (expense), net decreased $0.3 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. During the three months ended March 31, 2014, we recorded $0.1 million losses on foreign currency exchange, primarily related to Yen to U.S Dollar exchange rate. During the three months ended March 31, 2013, we recorded $0.2 million of gains related to the Euro and Yen to U.S. Dollar exchange rate. We anticipate interest and other income (expense) will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

	Three Months Ended March 31,		$	%
Income Tax Provision	2014	2013	Change	Change
(in thousands, except for percentages)
Income tax provision	$3,039	$1,848	$1,191	64%

Income Tax Provision. Income tax provision increased $1.2 million for the three months ended March 31, 2014, compared to three months ended March 31, 2013, primarily due to an increase in level of income. The income tax provision for the three months ended March 31, 2013, was significantly less than the provision at the statutory rate primarily due to the utilization of U.S tax credits, offset by foreign withholding taxes, statutory taxes, and changes in unrecognized tax benefits.

Liquidity and Capital Resources

Operating Activities

Cash flows provided by operating activities was $12.1 million for the three months ended March 31, 2014. This resulted from net income of $6.3 million, the addition of $4.1 million from non-cash charges and cash increase of $1.7 million reflected in the net change of operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $1.7 million, deferred taxes of $1.9 million and depreciation and amortization of $0.5 million. Cash flow increases resulting from the net change in operating assets and liabilities primarily consisted of $2.4 million decrease in accounts receivable, primarily driven by strong collections, $2.5 million increase in deferred revenue, $0.2 million increase in billing in excess of recognized revenue, offset by $0.3 million increase in prepaid expense and other assets, $0.3 million decrease in accounts payable, $2.4 million decrease in accrued compensation and related benefits, driven by the payment of variable compensation during the quarter, and $0.4 million decrease in accrued and other liabilities. The $5.2 million combined cash flow increase resulting from the decrease in accounts receivable, the increase in deferred revenue and the increase in billings in excess of recognized revenues was primarily due to the timing of billing milestones and payments received.

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

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2014, and 2013 of $0.9 million and $1.2 million, respectively, consisted of payment for capital expenditures, primarily test equipment.

Financing Activities

      Cash flows provided by financing activities of $0.5 million for the three months ended March 31, 2014, consisted primarily of $0.8 million of proceeds from the exercise of stock options, $0.6 million of proceeds from our Employee Stock Purchase Plan, offset by $0.9 million of cash used to purchase treasury stock

Cash flows provided by financing activities of $2.5 million for the three months ended March 31, 2013, consisted primarily of $1.2 million of proceeds from the exercise of stock options, $0.5 million of proceeds from our Employee Stock Purchase Plan and $0.8 million of excess tax benefit from stock-based compensation.

Liquidity

As of March 31, 2014, our working capital, defined as total current assets less total current liabilities, was $126.8 million, compared with $120.9 million as of December 31, 2013. Cash and cash equivalents were $101.0 million as of March 31, 2014, compared to $89.4 million as of December 31, 2013.  As of March 31, 2014 and December 31, 2013, cash and cash equivalents held by our foreign subsidiaries were $1.6 million and $2.0 million, respectively. We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to continue to fund our R&D efforts, repurchase common stock or fund potential investments in, or acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months.

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

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands) as of March 31, 2014:

	Payments Due by Period
Contractual Obligations (1)	2014 (remaining nine months)	2015	2016	2017	2018	Thereafter	Total
Operating lease obligations	$1,335	$1,695	$1,695	$1,410	$802	$66	$7,003

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

Interest Rate Risk.   As of March 31, 2014, we had cash and cash equivalents of $101.0 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at March 31, 2014, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. We enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a large global financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net. As of March 31, 2014, we had one outstanding forward contract with a notional amount of $7.5 million. The foreign currency exchange rate movement of plus-or-minus 10% will result in the change in fair value of this contract of plus-or-minus $0.8 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2014, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of March 31, 2014, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, we were not party to any material legal proceedings, thus no loss was probable and no amount was accrued at March 31, 2014.

Item 1A. Risk Factors

Item 1A,“Risk Factors,” on pages 11 through 17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, provides information on the significant risks associated with our business. There have been no subsequent material changes to these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months March 31, 2014 (in thousands except per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs(1)
Month #1 (January 1, 2014 through January 31, 2014)	—	$—	—	$19,522
Month #2 (February 1, 2014 through February 28, 2014)	—	$—	—	$19,522
Month #3 (March 1, 2014 through March 31, 2014)	170	$18.40	170	$16,392
Total	170	$18.40	170

(1)

On November 8, 2012, the Board of Directors adopted a program to repurchase up to $20.0 million of the Company’s common stock on the open market over the next two years. As of March 31, 2014, 206,200 shares had been repurchased at the average price of $17.50 per share under this new program, a total purchase price of $3.6 million and $16.4 million remained for future repurchases.

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

PDF SOLUTIONS, INC.

Date: May 7, 2014	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: May 7, 2014	By:	/s/ GREGORY C. WALKER
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