Form 10-Q
period 2014-06-30
PDF SOLUTIONS INC
filed 2014-08-06
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2014

or

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

The number of shares outstanding of the Registrant’s Common Stock as of August 1, 2014 was 30,854,866.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$106,909	$89,371
Accounts receivable, net of allowance of $327 and $354, respectively	30,705	34,860
Deferred tax assets - current portion	4,181	5,920
Prepaid expenses and other current assets	5,321	3,632
Total current assets	147,116	133,783
Property and equipment, net	8,497	7,064
Deferred tax assets - non-current portion	8,196	8,599
Other non-current assets	1,597	1,718
Total assets	$165,406	$151,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$933	$1,129
Accrued compensation and related benefits	6,024	7,707
Accrued and other current liabilities	1,668	1,593
Deferred revenues	3,442	2,096
Billings in excess of recognized revenues	128	343
Total current liabilities	12,195	12,868
Non-current liabilities	3,409	3,584
Total liabilities	15,604	16,452
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 35,873 and 35,285, respectively; shares outstanding 30,786 and 30,437, respectively	5	5
Additional paid-in-capital	242,514	233,813
Treasury stock at cost, 5,087 and 4,848 shares, respectively	(33,326)	(28,905)
Accumulated deficit	(59,698)	(70,649)
Accumulated other comprehensive income	307	448
Total stockholders’ equity	149,802	134,712
Total liabilities and stockholders’ equity	$165,406	$151,164

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Design-to-silicon-yield solutions	$13,091	$14,950	$28,010	$29,798
Gainshare performance incentives	11,519	9,826	23,686	19,088
Total revenues	24,610	24,776	51,696	48,886

Cost of design-to-silicon-yield solutions	8,847	9,741	18,552	19,398
Gross profit	15,763	15,035	33,144	29,488

Operating expenses:
Research and development	3,337	3,184	6,933	6,548
Selling, general and administrative	4,661	4,404	8,990	9,198
Amortization of other acquired intangible assets	12	19	30	37
Restructuring charges (credits)	—	9	57	(43)
Total operating expenses	8,010	7,616	16,010	15,740

Income from operations	7,753	7,419	17,134	13,748
Interest and other income (expense), net	(27)	(76)	(114)	174
Income before income taxes	7,726	7,343	17,020	13,922
Income tax provision	3,030	2,791	6,069	4,639
Net income	$4,696	$4,552	$10,951	$9,283

Net income per share:
Basic	$0.15	$0.15	$0.36	$0.31
Diluted	$0.15	$0.15	$0.34	$0.30

Weighted average common shares:
Basic	30,590	29,650	30,533	29,501
Diluted	31,882	31,154	31,923	30,985

Net income	$4,696	$4,552	$10,951	$9,283
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(89)	182	(141)	13
Comprehensive income	$4,607	$4,734	$10,810	$9,296

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$10,951	$9,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	940	575
Stock-based compensation expense	4,034	3,018
Amortization of acquired intangible assets	30	37
Deferred taxes	2,224	2,494
Loss (gain) on disposal of property and equipment	(93)	3
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(855)	(385)
Reversal of allowance for doubtful accounts	(28)	(82)
Unrealized gain on foreign currency forward contract	(23)	—
Tax benefit related to stock-based compensation expense	1,657	141
Excess tax benefit from stock-based compensation	(1,543)	(79)
Changes in operating assets and liabilities:
Accounts receivable	4,183	7,707
Prepaid expenses and other assets	(1,658)	(2,027)
Accounts payable	(321)	(1,079)
Accrued compensation and related benefits	(1,660)	(3,622)
Accrued and other liabilities	(649)	(1,170)
Deferred revenues	1,380	(219)
Billings in excess of recognized revenues	(215)	(291)
Net cash provided by operating activities	18,354	14,304
Investing activities:
Purchases of property and equipment	(1,946)	(2,537)
Proceeds from the sales of property and equipment	135	—
Net cash used in investing activities	(1,811)	(2,537)
Financing activities:
Proceeds from exercise of stock options	2,398	2,810
Proceeds from employee stock purchase plan	632	546
Excess tax benefit from stock-based compensation	1,543	79
Purchases of treasury stock	(3,566)	—
Net cash provided by financing activities	1,007	3,435
Effect of exchange rate changes on cash and cash equivalents	(12)	(72)
Net change in cash and cash equivalents	17,538	15,130
Cash and cash equivalents, beginning of period	89,371	61,637
Cash and cash equivalents, end of period	$106,909	$76,767
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Taxes	$2,702	$2,303

Property and equipment received and accrued in accounts payable and accrued and other liabilities	$788	$350

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

 2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance related to revenue recognition. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for the Company beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method and is currently evaluating the impact of adopting this new accounting standard on its financial statements.

3. BALANCE SHEET COMPONENTS

Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were $10.2 million and $8.0 million as of June 30, 2014, and December 31, 2013, respectively.

Property and equipment consists of (in thousands):

	June 30, 2014	December 31, 2013
Property and equipment, net:
Computer equipment	$10,044	$9,969
Software	3,428	3,441
Furniture, fixtures and equipment	739	734
Leasehold improvements	1,129	1,052
Test equipment	5,682	4,928
Construction-in-progress	2,171	1,421
	23,193	21,545
Less: accumulated depreciation	(14,496)	(14,481)
Total	$8,497	$7,064

Depreciation and amortization expense was $0.5 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively. Depreciation and amortization expense was $0.9 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively.

Intangible assets balance was zero and $31,000 as of June 30, 2014, and December 31, 2013, respectively. The balance was included in other non-current assets in the accompanying condensed consolidated balance sheets. For the three-months ended June 30, 2014 and 2013, intangible asset amortization expense was $12,000 and $19,000, respectively. For the six months ended June 30, 2014 and 2013, intangible asset amortization expense was $30,000 and $37,000, respectively.

4. STOCKHOLDERS’ EQUITY

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expenses before taxes related to the Company’s stock plans and employee stock purchase plan were allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of design-to-silicon yield-solutions	$797	$649	$1,520	$1,183
Research and development	434	337	805	659
Selling, general and administrative	1,143	723	1,709	1,176
Stock-based compensation expenses	$2,374	$1,709	$4,034	$3,018

On June 30, 2014, the Company has in effect the following stock-based compensation plans:

Stock Plans — At the annual meeting of stockholders on November 16, 2011, the Company’s stockholders approved the 2011 Stock Incentive Plan, which was first amended and restated at the 2013 annual meeting of stockholders on May 28, 2013, when the Company’s stockholders approved the First Amended and Restated 2011 Stock Incentive Plan and then subsequently amended at the 2014 annual meeting of stockholders on May 27, 2014, when the Company’s stockholders approved the Second Amended and Restated 2011 Incentive Plan (as amended, the “2011 Plan”). Under the 2011 Plan, the Company may award stock options, stock appreciation rights, stock grants or stock units covering shares of the Company's common stock to employees, directors, non-employee directors and contractors. The aggregate number of shares reserved for awards under this plan is 6,550,000 shares, plus up to 3,500,000 shares previously issued under the 2001 Plan that are forfeited or repurchased by the Company or shares subject to awards previously issued under the 2001 Plan that expire or that terminate without having been exercised or settled in full on or after November 16, 2011. In case of awards other than options or stock appreciation rights, the aggregate number of shares reserved under the plan will be decreased at a rate of 1.33 shares issued pursuant to such awards. The exercise price for stock options must generally be at prices no less than the fair market value at the date of grant. Stock options generally expire ten years from the date of grant and become vested and exercisable over a four-year period.

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

The Company estimated the fair value of share-based awards granted under the Stock Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected life (in years)	4.58	4.78	4.58	4.78
Volatility	42.3%	55.0%	42.7%	56.1%
Risk-free interest rate	1.47%	1.33%	1.50%	0.93%
Expected dividend	—	—	—	—
Weighted average fair value per share of options granted during the period	$7.15	$8.50	$7.39	$7.77

As of June 30, 2014, 7.0 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 3.9 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.4 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after adoption of the 2011 Plan through June 30, 2014.  As of June 30, 2014, there were no outstanding awards that had been granted outside of the 2011, 2001 or the IDS Plans (collectively, the "Stock Plans").

Stock option activity under the Company’s Stock Plans during the six months ended June 30, 2014, was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2014	2,880	$7.35
Granted (weighted average fair value of $7.39 per share)	12	$19.72
Exercised	(371)	$6.46
Canceled	(16)	$9.87
Expired	(6)	$5.91
Outstanding, June 30, 2014	2,499	$7.53	6.22	$34,219
Vested and expected to vest, June 30, 2014	2,455	$7.50	6.19	$33,704
Exercisable, June 30, 2014	1,751	$7.01	5.58	$24,871

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $21.22 per share as of June 30, 2014. The total intrinsic value of options exercised during the six months ended June 30, 2014, was $5.0 million.

As of June 30, 2014, there was $3.1 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the six months ended June 30, 2014, was $1.2 million.

Nonvested restricted stock units activity during the six months ended June 30, 2014, was as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, January 1, 2014	759	$14.44
Granted	551	$19.53
Vested	(164)	$13.81
Forfeited	(7)	$17.86
Nonvested, June 30, 2014	1,139	$17.02

As of June 30, 2014, there was $16.7 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 3.1 years.

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

The Company estimated the fair value of purchase rights granted under the Purchase Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Six Months Ended June 30,
	2014	2013
Expected life (in years)	1.25	1.25
Volatility	34.6%	46.1%
Risk-free interest rate	0.18%	0.19%
Expected dividend	—	—
Weighted average fair value of purchase rights granted under the Purchase Plan	$7.18	$5.28

During the three months ended June 30, 2014 and 2013, the Company did not issue any shares under the Purchase Plan. During the six months ended June 30, 2014 and 2013, a total of 52,000 and 104,000 shares, respectively, were issued at a weighted-average purchase price of $12.10 and $5.24 per share, respectively, under the Purchase Plan. For the three-month periods ended June 30, 2014 and 2013, the Purchase Plan compensation expense was $0.1 million and $0.2 million, respectively. For the six months ended June 30, 2014 and 2013, the Purchase Plan compensation expense was $0.3 million and $0.4 million, respectively. As of June 30, 2014, there was $0.4 million of unrecognized compensation cost related to the Purchase Plan. That cost is expected to be recognized over a weighted average period of 1.0 years. As of June 30, 2014, 1.2 million shares were available for future issuance under the Purchase Plan.

Stock Repurchase Program — On November 8, 2012, the Board of Directors adopted a program to repurchase up to $20.0 million of the Company’s common stock on the open market over the next two years. As of June 30, 2014, 230,311 shares had been repurchased at the average price of $17.56 per share under this new program, at a total purchase of $4.0 million, and $16.0 million remained available for future repurchases.

5. RESTRUCTURING

The Company implemented restructuring plans during fiscal years 2012 and 2008, and recorded total restructuring charges of zero and $9,000 for the three months ended on June 30, 2014 and 2013, respectively. The Company recorded total restructuring charges of $57,000 for the six months ended June 30, 2014 and restructuring credits of $43,000 for the six months ended June 30, 2013. As of June 30, 2014, the Company had no outstanding restructuring accrual balance.

October 2012 Plan

On October 24, 2012, the Company announced a restructuring plan as part of the Company’s continuing efforts to simplify the organization, leverage cross-training and learning, and reduce annual operations expenses. Under this plan, the Company has recorded restructuring charges of $2.2 million, which primarily consisted of employee severance costs of $2.1 million. All outstanding accrual balance under this plan had been paid out as of June 30, 2014. The following table summarizes the activities of restructuring liabilities (in thousands) under this plan for the periods covered below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$62	$210	$13	$896
Restructuring charges (credits)	—	9	57	59
Cash payments	(62)	(153)	(70)	(889)
Ending balance	$—	$66	$—	$66

October 2008 Plan

On October 28, 2008, the Company announced a restructuring plan to better allocate its resources to improve its operational results in light of the market conditions. Under this plan, the Company has recorded restructuring charges of $7.4 million, primarily consisting of employee severance costs of $4.7 million and facility exit costs of $2.7 million. All remaining accrual balance under this plan had been paid out as of December 31, 2013. There were no restructuring activities incurred under this plan during the three and six months ended June 30, 2014. The following table summarizes the activities of restructuring liabilities (in thousands) under this plan for the periods covered below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$—	$224	$—	$448
Restructuring charges (credits)	—	—	—	(102)
Adjustments	—	3	—	3
Cash payments	—	(122)	—	(244)
Ending balance	$—	$105	$—	$105

6. INCOME TAXES

Income tax provision increased $1.4 million for the six months ended June 30, 2014, to $6.1 million as compared to an income tax provision of $4.6 million for the six months ended June 30, 2013.  The Company’s effective tax rate was 35.66% and 33.32% for the six months ended June 30, 2014, and June 30, 2013, respectively.  The income tax provision for the six months ended June 30, 2014, was less than the provision at the statutory rate primarily due to changes in unrecognized tax benefits. The income tax provision for the six months ended June 30, 2013, was less than the provision at the statutory rate primarily due to the utilization of U.S. tax credits, offset by foreign withholding taxes, statutory taxes, and changes in unrecognized tax benefits.

On January 2, 2013, the President signed into law the American Taxpayer Relief Act which reinstated the U.S. Federal Research and Development tax credit retroactive to January 1, 2012, and extended the tax credit through December 31, 2013.  As a result of the new legislation, the Company recognized a benefit in the six months ended June 30, 2013 related to 12 months of fiscal 2012 as well as a benefit to the annual effective tax rate for the full year research tax credit for fiscal 2013, which amounted to $0.4 million. The expiration of the U.S Federal research tax credit resulted in zero tax credit for the six months ended June 30, 2014.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of June 30, 2014, was $10.2 million, of which $6.2 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2013, was $10.2 million, of which $6.3 million, if recognized, would affect the Company's effective tax rate. As of June 30, 2014, the Company has recorded unrecognized tax benefits of $2.8 million, including interest and penalties, as long-term taxes payable in its condensed consolidated balance sheet. The remaining $7.8 million has been recorded net of our deferred tax assets, of which $4.0 million is subject to a full valuation allowance.

As of June 30, 2014, the Company believes that most of its deferred tax assets are “more likely than not” to be realized with the exception of California R&D tax credits that have not met the “more likely than not” realization threshold criteria because on an annual basis and pursuant to current law, the Company generates more California credits than California tax. As a result, at June 30, 2014, the excess California R&D tax credits continue to be subject to a full valuation allowance. In the event the Company concludes at a future financial reporting period that there has been a change in its ability to realize the California R&D credit deferred tax assets, and it is at such time no longer “more likely than not” that the Company will realize the tax credits before applicable expiration dates, the Company’s tax provision will increase in the period in which the Company makes such determination.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$4,696	$4,552	$10,951	$9,283
Denominator:
Basic weighted average common shares outstanding	30,590	29,650	30,533	29,501
Dilutive effect of equity incentive plans	1,292	1,504	1,390	1,484
Diluted weighted average common shares outstanding	31,882	31,154	31,923	30,985
Net income per share:
Basic	$0.15	$0.15	$0.36	$0.31
Diluted	$0.15	$0.15	$0.34	$0.30

The following table sets forth potential shares of common stock that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Outstanding options	52	112	22	110
Nonvested restricted stock units	173	174	2	88
Employee Stock Purchase Plan	43	—	46	—
Total	268	286	70	198

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2014	2013	2014	2013
A	50%	32%	48%	32%
B	14%	23%	16%	19%
C	11%	18%	12%	21%

The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	June 30, 2014	December 31, 2013
A	45%	36%
B	21%	17%
C	11%	23%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (in thousands):

	Three Months Ended June 30,
	2014		2013
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
North America	$10,158	41%	$10,816	44%
Germany	9,034	37	5,241	21
South Korea	1,242	5	3,631	15
Japan	1,216	5	1,961	8
Rest of Asia	1,223	5	2,098	8
Rest of Europe	1,737	7	1,029	4
Total revenue	$24,610	100%	$24,776	100%

	Six Months Ended June 30,
	2014		2013
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
North America	$21,558	42%	$20,682	42%
Germany	18,134	35	9,866	20
South Korea	3,502	7	8,544	18
Japan	2,929	6	4,222	9
Rest of Asia	2,717	5	3,642	7
Rest of Europe	2,856	5	1,930	4
Total revenue	$51,696	100%	$48,886	100%

Long-lived assets, net by geographic area are as follows (in thousands):

	June 30, 2014	December 31, 2013
North America	$7,962	$6,578
Asia	415	364
Europe	120	122
Total long-lived assets, net	$8,497	$7,064

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of June 30, 2014, and the basis for that measurement (in thousands):

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

The Company enters into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily on third-party accounts payables and intercompany balances. The primary objective of the Company’s hedging program is to reduce volatility of earnings related to foreign currency exchange rate fluctuations. The counterparty to these foreign currency forward contracts is a large global financial institution that the Company believes is creditworthy, and therefore, the Company believes the credit risk of counterparty nonperformance is not significant. These foreign currency forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these contracts is recorded into earnings as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated assets and liabilities, which is also recorded in other income (expense), net. For both the three months and six months ended June 30, 2014, the Company recognized a realized loss on the contracts of $0.1 million, which is recorded in other income (expense), net in the Company’s Statement of Operations and Comprehensive Income.

The Company carries these derivatives financial instruments on its Consolidated Balance Sheets at their fair values. The Company’s foreign currency forward contracts are classified as Level 2 because it is not actively traded and the valuation inputs are based on quoted prices and market observable data of similar instruments. As of June 30, 2014, the Company had one outstanding forward contract with a notional amount of $7.2 million and recorded $23,000 other current assets associated with this outstanding forward contract.

 10. COMMITMENTS AND CONTINGENCIES

 Leases

The Company leases administrative and sales offices and certain equipment under noncancelable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various times through 2019. Rent expense was both $0.5 million for the three months ended June 30, 2014 and 2013. Rent expense was $1.0 million for both the six months ended June 30, 2014 and 2013.

Future minimum lease payments under noncancelable operating leases at June 30, 2014, are as follows (in thousands):

Year Ending December 31,	Amount
2014 (remaining six months)	$947
2015	1,787
2016	1,717
2017	1,408
2018	801
Thereafter	66
Total future minimum lease payments	$6,726

Litigation  — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, the Company was not party to any material legal proceedings, thus no loss was probable and no amount was accrued at June 30, 2014.

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

 Industry Trend

Consistent with the trend since 2010, we believe that the largest logic foundries will continue to increase their investment in leading edge nodes and capacity in 2014. Leading foundries are also investing in new technologies such as multi-patterned lithography and 3-D transistor architecture, which has resulted in an increase in our business, and improved results of operations in the past few years and to date in 2014.

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

Customer Contracts

Although a substantial portion of our total revenues are concentrated in a small number of customers, the total revenues for each of these customers in any period is the result of Design-to-silicon-yield solutions and Gainshare performance incentives revenues recognized in the period under multiple, separate contracts, with no interdependent performance obligations. These contracts were all entered into in the ordinary course of our business and contain general terms and conditions that are standard across most of our yield improvement solutions customers, including providing services typically targeted to one manufacturing process node, for example the 28 or 20 nanometer node. Fluctuations in future results may occur if any of these customers renegotiate pre-existing contractual commitments due to adverse changes in their own business or, in the case of one time and materials contract, if the customer takes advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship. See the additional discussion in Part I, Item 1, "Customers," on page 8 of our Annual Report on Form 10-K for the year ended December 31, 2013, and in Item 1A, "Risk Factors," on pages 11 through 17 of the Annual Report on Form 10-K for the year ended December 31, 2013 for related information on the risks associated with customer concentration and Gainshare performance incentives revenue.

Financial Highlights

Financial highlights for the three months ended June 30, 2014, were as follows:

•

Total revenues for the three months ended June 30, 2014, were $24.6 million, a decrease of $0.2 million, or 1%, compared to $24.8 million for the three months ended June 30, 2013. Design-to-silicon-yield solutions revenue for the three months ended June 30, 2014, was $13.1 million, a decrease of $1.9 million, or 12%, when compared to Design-to-silicon yield solutions revenue of $15.0 million for the three months ended June 30, 2013. Gainshare performance incentives revenue for the three months ended June 30, 2014, was $11.5 million, an increase of $1.7 million, or 17%, compared to $9.8 million for the three months ended June 30, 2013. The increase in revenue from Gainshare performance incentives was primarily the result of higher wafer volumes at customers’ manufacturing facilities.

•

Net income for the three months ended June 30, 2014, was $4.7 million, compared to $4.6 million for the three months ended June 30, 2013. The increase in net income was primarily attributable to an increase in gross margin of $0.7 million, offset by an increase of total operating expenses of $0.4 million and an increase in income tax provision of $0.2 million. The increase in gross margin is reflective of the mix shift between Design-to-silicon yield solutions and Gainshare performance incentive revenue.

•	Net income per basic and diluted share was $0.15 for the three months ended June 30, 2014, which was the same as the net income per basic and diluted share for the three months ended June 30, 2013.

•

Cash and cash equivalents increased $17.5 million from $89.4 million at December 31, 2013, to $106.9 million at June 30, 2014,  primarily due to an increase in cash from operating and financing activities during the period.

Financial highlights for the six months ended June 30, 2014, were as follows:

•

Total revenues for the six months ended June 30, 2014, were $51.7 million, an increase of $2.8 million, or 6%, compared to $48.9 million for the three months ended June 30, 2013. Design-to-silicon-yield solutions revenue for the six months ended June 30, 2014, was $28.0 million, a decrease of $1.8 million, or 6%, when compared to Design-to-silicon yield solutions revenue of $29.8 million for the six months ended June 30, 2013. Gainshare performance incentives revenue for the six months ended June 30, 2014, was $23.7 million, an increase of $4.6 million, or 24%, compared to $19.1 million for the six months ended June 30, 2013. The increase in revenue from Gainshare performance incentives was primarily the result of higher wafer volumes at customers’ manufacturing facilities.

•

Net income for the six months ended June 30, 2014, was $11.0 million, compared to $9.3 million for the six months ended June 30, 2013. The increase in net income was primarily attributable to an increase in gross margin of $3.7 million, offset by an increase in total operating expenses of $0.3 million, a higher interest and other expense of $0.3 million and an increase in income tax provision of $1.4 million. The increase in gross margin is reflective of the mix shift between Design-to-silicon yield solutions and Gainshare performance incentive revenue.

•

Net income per basic and diluted share was $0.36 and $0.34, respectively, for the six months ended June 30, 2014 compared to net income per basic and diluted share of $0.31 and $0.30, respectively, for the six months ended June 30, 2013, an increase of $0.05 and $0.04 per basic and diluted share, respectively.

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

Income Taxes

We are required to assess the likelihood that our deferred tax assets will be recovered from future taxable income and if we believe that they are not likely to be realizable before the expiration dates applicable to such assets then, to the extent we believe that recovery is not likely, establish a valuation allowance. Changes in the net deferred tax assets, less offsetting valuation allowance, in a period are recorded through the income tax provision in the condensed consolidated statements of operations. As of June 30, 2014, we believe that most of our deferred tax assets are “more likely than not” to be realized with the exception of  California R&D tax credits that have not met the “more likely than not” realization threshold criteria because on an annual basis and pursuant to current law, we generate more California credits than California tax. As a result, at June 30, 2014, the excess California R&D tax credits continue to be subject to a full valuation allowance. See Note 6 to the condensed consolidated financial statements for further disclosures regarding our income taxes. In the event we conclude at a future financial reporting period that there has been a change in our ability to realize our California R&D credit deferred tax assets, and it is at such time no longer “more likely than not” that we will realize the tax credits before applicable expiration dates, our tax provision will increase in the period in which we make such determination.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Design-to-silicon-yield solutions	53%	60%	54%	61%
Gainshare performance incentives	47	40	46	39
Total revenues	100%	100%	100%	100%

Costs of design-to-silicon-yield solutions	36	39	36	40
Gross profit	64	61	64	60
Operating expenses:
Research and development	14	13	13	13
Selling, general and administrative	19	18	18	19
Amortization of other acquired intangible assets	—	—	—	—
Restructuring charges (credits)	—	—	—	—
Total operating expenses	33	31	31	32
Income from operations	31	30	33	28
Interest and other income (expense), net	—	(1)	—	1
Income before taxes	31	29	33	29
Income tax provision	12	11	12	10
Net income	19%	18%	21%	19%

Comparison of the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,
			$	%
Revenues	2014	2013	Change	Change
(in thousands, except for percentages)
Design-to-silicon-yield solutions	$13,091	$14,950	$(1,859)	(12)%
Gainshare performance incentives	11,519	9,826	1,693	17%
Total	$24,610	$24,776	$(166)	(1)%

Design-to-Silicon-Yield Solutions. Design-to-silicon-yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-silicon-yield solutions revenue decreased $1.9 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to a decrease in fixed fee integrated solutions, the result of lower billable hours to revenue-generating projects in the period due the completion of certain engagements during the quarter and timing of signing new engagements. Our Design-to-silicon-yield solutions revenue may fluctuate in the future and is dependent on a number of factors, including the semiconductor industry’s continued acceptance of our solutions, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets including photovoltaic and LED, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own business or, in the case of a time and materials contract, may take advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

Gainshare Performance Incentives. Gainshare performance incentives revenues represent profit sharing and performance incentives earned contingent upon our customers reaching certain defined operational levels. Revenue derived from Gainshare performance incentives increased $1.7 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013.  The increase was primarily the result of higher wafer volumes at customers’ manufacturing facilities. Our Gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for Gainshare performance incentives.

	Three Months Ended June 30,		$	%
Cost of Design-to-Silicon-Yield Solutions	2014	2013	Change	Change
(in thousands, except for percentages)
Costs of Design-to-silicon-yield solutions	$8,847	$9,741	$(894)	(9)%

Costs of Design-to-Silicon-Yield Solutions. Costs of Design-to-silicon-yield solutions consist of costs incurred to provide and support our services and costs recognized in connection with licensing our software. Services costs consist of material, employee compensation and related benefits, overhead costs, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products. Costs of Design-to-silicon-yield solutions for the three months ended June 30, 2014, decreased $0.9 million compared to the three months ended June 30, 2013. The decrease is primarily due to a $0.5 million decrease in personnel-related expense, a result of lower variable compensation, a $0.1 million decrease in allocated facility expense, a $0.1 million decrease in equipment shipping cost and a $0.4 million increase in deferred cost due to timing of completion of the contract signature process, offset by a $0.1 million increase in travel expense and a $0.1 million increase in depreciation expense related to our test equipment.

	Three Months Ended June 30,		$	%
Research and Development	2014	2013	Change	Change
(in thousands, except for percentages)
Research and development	$3,337	$3,184	$153	5%

Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations, and stock-based compensation charges. Research and development expenses increased $0.2 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to a $0.1 million increase in subcontractor expense and a $0.1 million increase in allocated facility expense. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects.

	Three Months Ended June 30,		$	%
Selling, General and Administrative	2014	2013	Change	Change
(in thousands, except for percentages)
Selling, general and administrative	$4,661	$4,404	$257	6%

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased $0.3 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to a $0.4 million increase in stock-based compensation expense, which was mainly due to the impact of accelerated vesting of awards granted to our exiting board members, a $0.1 million increase in provisions for doubtful accounts, offset by a $0.1 million decrease in personnel-related expense, which was mainly due to decreased variable compensation and a $0.1 million decrease in outside services expense. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

	Three Months Ended June 30,		$	%
Amortization of Other Acquired Intangible Assets	2014	2013	Change	Change
(in thousands, except for percentages)
Amortization of other acquired intangible assets	$12	$19	$(7)	(37)%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets for the three months ended June 30, 2014, decreased $7,000 compared to the three months ended June 30, 2013. Our intangible balance was fully amortized as of June 30, 2014.

	Three Months Ended June 30,		$	%
Restructuring Charges (credits)	2014	2013	Change	Change
(in thousands, except for percentages)
Restructuring charges (credits)	$—	$9	$(9)	(100)%

Restructuring Charges (credits).  No restructuring charges recorded during the three months ended June 30, 2014. Restructuring charges for the three months ended June 30, 2013 were not significant.

	Three Months Ended June 30,		$	%
Interest and Other Income (Expense), Net	2014	2013	Change	Change
(in thousands, except for percentages)
Interest and other income (expense), net	$(27)	$(76)	$49	(64)%

Interest and Other Income (expense), net.  Interest and other income (expense), net decreased $49,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. During the three months ended June 30, 2014, the gains (losses) related to foreign currency exposure was not significant. During the three months ended June 30, 2013, we recorded $0.1 million of losses on foreign currency exchange. We anticipate interest and other income (expense) will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

	Three Months Ended June 30,		$	%
Income Tax Provision	2014	2013	Change	Change
(in thousands, except for percentages)
Income tax provision	$3,030	$2,791	$239	9%

Income Tax Provision. Income tax provision increased $0.2 million for the three months ended June 30, 2014, compared to three months ended June 30, 2013, primarily due to an increase in level of income. The income tax provision for the three months ended June 30, 2013, was less than the provision at the statutory rate primarily due to the utilization of U.S tax credits, offset by foreign withholding taxes, statutory taxes, and changes in unrecognized tax benefits.

 Comparison of the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,		$	%
Revenues	2014	2013	Change	Change
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$28,010	$29,798	$(1,788)	(6)%
Gainshare performance incentives	23,686	19,088	4,598	24%
Total	$51,696	$48,886	$2,810	6%

Design-to-Silicon-Yield Solutions. Design-to-silicon-yield solutions revenue decreased $1.8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to a decrease in fixed fee integrated solutions, the result of lower billable hours to revenue-generating projects in the period due to timing the completion of certain engagements during the periods and timing of signing new engagements. Our Design-to-silicon-yield solutions revenue may fluctuate in the future and are dependent on a number of factors, including the semiconductor industry’s continued acceptance of our solutions, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets including photovoltaic and LED, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own businesses or, in the case of a time and materials contract, may take advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

Gainshare Performance Incentives. Revenue derived from gainshare performance incentives increased $4.6 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  The increase was primarily the result of higher wafer volumes at customers’ manufacturing facilities. Our gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for gainshare performance incentives.

	Six Months Ended June 30,		$	%
Cost of Design-to-Silicon-Yield Solutions	2014	2013	Change	Change
(In thousands, except for percentages)
Cost of Design-to-Silicon-Yield Solutions	$18,552	$19,398	$(846)	(4)%

Costs of Design-to-Silicon-Yield Solutions.   Costs of Design-to-silicon-yield solutions decreased $0.8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease was primarily due to a $1.0 million increase in deferred cost due to timing of completion of the contract signature process, a $0.2 million decrease in subcontractor expense, a $0.1 million decrease in third party software cost, a $0.1 million decrease in equipment shipping cost, offset by a $0.2 million increase in personnel-related expense, which was due to increase in headcount and annual salary offset by a decrease in variable compensation, a $0.2 million increase in travel expense and a $0.2 million increase in depreciation expense related to our test equipment.

	Six Months Ended June 30,		$	%
Research and Development	2014	2013	Change	Change
(In thousands, except for percentages)
Research and development	$6,933	$6,548	$385	6%

Research and Development. Research and development expenses increased $0.4 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to a $0.1 million increase in personnel-related expense, a $0.1 million increase in outside service expenses, a $0.1 million increase in lab supplies and a $0.1 million increase in facility expense. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects and revenue generating activity requirements.

	Six Months Ended June 30,		$	%
Selling, General and Administrative	2014	2013	Change	Change
(In thousands, except for percentages)
Selling, general and administrative	$8,990	$9,198	$(208)	(2)%

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to $0.2 million decrease in personnel-related expense, which was mainly due to decreased variable compensation, a $0.3 million decrease in subcontractor expense, a $0.1 million decrease in legal and accounting expense, offset by a $0.4 million increase in stock-based compensation expense due to the impact of accelerated vesting of awards granted to our exiting board members.

	Six Months Ended June 30,		$	%
Amortization of Other Acquired Intangible Assets	2014	2013	Change	Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$30	$37	$(7)	(19)%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets slightly decreased for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The acquired intangible assets were fully amortized as of June 30, 2014.

	Six Months Ended June 30,		$	%
Restructuring Charges (Credits)	2014	2013	Change	Change
(In thousands, except for percentages)
Restructuring charges (credits)	$57	$(43)	$100	(233)%

Restructuring Charges (Credits).   For the six months ended June 30, 2014, we recorded restructuring charges of $57,000, which represented severance charges related to the October 2012 Plan. For the six months ended June 30, 2013, we recorded restructuring credits of $43,000, which were primarily due to the change in estimate.

	Six Months Ended June 30,		$	%
Interest and Other Income (Expense), Net	2014	2013	Change	Change
(In thousands, except for percentages)
Interest and other income (expense), net	$(114)	$174	$(288)	(166)%

Interest and Other Income (Expense), Net.  Interest and other income (expense) decreased $0.3 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. During the six months ended June 30, 2014, we recorded $0.1 million losses on foreign currency expense, primarily related to Yen to U.S Dollar exchange rate. During the six months ended June 30, 2013, we recorded gains on foreign currency exchange related to Euro and Yen to U.S Dollar exchange rate. We anticipate interest and other income (expense), net will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

	Six Months Ended June 30,		$	%
Income Tax Provision	2014	2013	Change	Change
(In thousands, except for percentages)
Income tax provision	$6,069	$4,639	$1,430	31%

Income Tax Provision. Income tax provision increased $1.4 million for the six months ended June 30, 2014 compared to six months ended June 30, 2013, primarily due to an increase in level of income. The income tax provision for the six months ended June 30, 2014 was less than the provision at the statutory rate primarily due to changes in unrecognized tax benefits. The income tax provision for the six months ended June 30, 2013 was less than the provision at the statutory rate primarily due to changes in unrecognized tax benefits and the benefit of the research and development tax credit.

Liquidity and Capital Resources

Operating Activities

Cash flows provided by operating activities was $18.4 million for the six months ended June 30, 2014. This resulted from net income of $11.0 million, the addition of $6.3 million from non-cash charges and cash increase of $1.1 million reflected in the net change of operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $4.0 million, deferred taxes of $2.2 million, tax benefit related to stock-based compensation plan of $1.7 million, depreciation and amortization of $0.9 million, partially offset by excess tax benefit from stock-based compensation of $1.5 million, purchases of treasury stock in connection with tax withholdings on restricted stock grants of $0.9 million and gain on disposal of property and equipment of $0.1 million. Cash flow increases resulting from the net change in operating assets and liabilities primarily consisted of $4.2 million decrease in accounts receivable, primarily driven by strong collections, $1.2 million net increase in deferred revenue and billing in excess of recognized revenue, offset by $1.7 million increase in prepaid expense and other assets due to timing of prepayment of third party software cost, $0.3 million decrease in accounts payable, $1.7 million decrease in accrued compensation and related benefits, driven by the payment of variable compensation during the period, and $0.6 million decrease in accrued and other liabilities. The $5.3 million combined cash flow increase resulting from the decrease in accounts receivable, the increase in deferred revenue and the decrease in billings in excess of recognized revenues was primarily due to the timing of billing milestones and payments received.

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

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2014 of $1.8 million consisted of $1.9 million payment for capital expenditures, primarily test equipment, offset by proceeds from the sales of property and equipment of $0.1 million.

Cash flows used in investing activities for the six months ended June 30, 2013 of $2.5 million consisted of payment for capital expenditures, primarily test equipment.

Financing Activities

      Cash flows provided by financing activities of $1.0 million for the six months ended June 30, 2014, consisted primarily of $2.4 million of proceeds from the exercise of stock options, $0.6 million of proceeds from our Employee Stock Purchase Plan, $1.5 million of excess tax benefit from stock-based compensation, offset by $3.5 million of cash used to repurchase shares of our common stock.

     Cash flows provided by financing activities of $3.4 million for the six months ended June 30, 2013 consisted primarily of $2.8 million of proceeds from the exercise of stock options, $0.5 million of proceeds from our Employee Stock Purchase Plan and $0.1 million of excess tax benefit from stock-based compensation.

Liquidity

As of June 30, 2014, our working capital, defined as total current assets less total current liabilities, was $134.9 million, compared with $120.9 million as of December 31, 2013. Cash and cash equivalents were $106.9 million as of June 30, 2014, compared to $89.4 million as of December 31, 2013.  As of June 30, 2014 and December 31, 2013, cash and cash equivalents held by our foreign subsidiaries were $2.6 million and $2.0 million, respectively. We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to continue to fund our R&D efforts, repurchase common stock or fund potential investments in, or acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months.

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

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands) as of June 30, 2014:

	Payments Due by Period
Contractual Obligations (1)	2014 (remaining six months)	2015	2016	2017	2018	Thereafter	Total
Operating lease obligations	$947	$1,787	$1,717	$1,408	$801	$66	$6,726

(1)

The contractual obligation table above excludes liabilities for uncertain tax positions of $2.8 million, which are not practicable to assign to any particular years, due to the inherent uncertainty of the tax positions.  See Note 6 of “Notes to Consolidated Financial Statements” for further discussion.

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

Interest Rate Risk.   As of June 30, 2014, we had cash and cash equivalents of $106.9 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at June 30, 2014, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. We enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a large global financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net. As of June 30, 2014, we had one outstanding forward contract with a notional amount of $7.2 million. The foreign currency exchange rate movement of plus-or-minus 10% will result in the change in fair value of this contract of plus-or-minus $0.7 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2014, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of June 30, 2014, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, we were not party to any material legal proceedings, thus no loss was probable and no amount was accrued at June 30, 2014.

Item 1A. Risk Factors

Item 1A,“Risk Factors,” on pages 11 through 17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, provides information on the significant risks associated with our business. There have been no subsequent material changes to these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months June 30, 2014 (in thousands except per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs(1)
Month #4 (April 1, 2014 through April 30, 2014)	—	$—	—	$16,392
Month #5 (May 1, 2014 through May 31, 2014)	24	$18.11	24	$15,956
Month #6 (June 1, 2014 through June 30, 2014)	—	$—	—	$15,956
Total	24	$18.11	24

(1)

On November 8, 2012, the Board of Directors adopted a program to repurchase up to $20.0 million of the Company’s common stock on the open market over the next two years. As of June 30, 2014, 230,311 shares had been repurchased at the average price of $17.56 per share under this new program, a total purchase price of $4.0 million and $16.0 million remained for future repurchases.

Item 3. Defaults Upon Senior Securities

None.

 Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.12	PDF Solutions, Inc.'s Second Amended and Restated 2011 Stock Incentive Plan, filed as Appendix A to the Company's Proxy Statement dated April 15, 2014 and incorporated herein by reference.

31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDF SOLUTIONS, INC.

Date: August 6, 2014	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: August 6, 2014	By:	/s/ GREGORY C. WALKER
Gregory C. Walker
Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.12	PDF Solutions, Inc.'s Second Amended and Restated 2011 Stock Incentive Plan, filed as Appendix A to the Company's Proxy Statement dated April 15, 2014 and incorporated herein by reference.

31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.