Form 10-Q
period 2014-09-30
PDF SOLUTIONS INC
filed 2014-11-05
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2014

or

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

The number of shares outstanding of the Registrant’s Common Stock as of November 1, 2014 was 30,974,834.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$116,121	$89,371
Accounts receivable, net of allowance of $273 and $354, respectively	27,064	34,860
Deferred tax assets - current portion	4,046	5,920
Prepaid expenses and other current assets	3,169	3,632
Total current assets	150,400	133,783
Property and equipment, net	8,679	7,064
Deferred tax assets - non-current portion	7,590	8,599
Other non-current assets	1,292	1,718
Total assets	$167,961	$151,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$992	$1,129
Accrued compensation and related benefits	5,181	7,707
Accrued and other current liabilities	1,564	1,593
Deferred revenues	2,637	2,096
Billings in excess of recognized revenues	—	343
Total current liabilities	10,374	12,868
Non-current liabilities	3,274	3,584
Total liabilities	13,648	16,452
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 36,050 and 35,285, respectively; shares outstanding 30,963 and 30,437, respectively	5	5
Additional paid-in-capital	245,807	233,813
Treasury stock at cost, 5,087 and 4,848 shares, respectively	(33,326)	(28,905)
Accumulated deficit	(57,937)	(70,649)
Accumulated other comprehensive income	(236)	448
Total stockholders’ equity	154,313	134,712
Total liabilities and stockholders’ equity	$167,961	$151,164

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues:
Design-to-silicon-yield solutions	$10,860	$17,015	$38,871	$46,813
Gainshare performance incentives	11,546	8,474	35,231	27,562
Total revenues	22,406	25,489	74,102	74,375

Costs of Design-to-silicon-yield solutions:
Direct costs of Design-to-silicon-yield solutions	$9,722	$10,507	$28,273	$29,905
Impairment of deferred costs	1,892	—	1,892	—
Total costs of Design-to-silicon-yield solutions	11,614	10,507	30,165	29,905
Gross profit	10,792	14,982	43,937	44,470

Operating expenses:
Research and development	3,349	3,396	10,282	9,944
Selling, general and administrative	4,498	3,812	13,487	13,010
Amortization of other acquired intangible assets	—	19	31	56
Restructuring charges (credits)	—	8	57	(35)
Total operating expenses	7,847	7,235	23,857	22,975

Income from operations	2,945	7,747	20,080	21,495
Interest and other income (expense), net	33	(283)	(82)	(109)
Income before income taxes	2,978	7,464	19,998	21,386
Income tax provision	1,217	2,640	7,287	7,279
Net income	$1,761	$4,824	$12,711	$14,107

Net income per share:
Basic	$0.06	$0.16	$0.41	$0.48
Diluted	$0.05	$0.15	$0.40	$0.45

Weighted average common shares:
Basic	30,876	30,000	30,648	29,668
Diluted	32,079	31,623	31,975	31,198

Net income	$1,761	$4,824	$12,711	$14,107
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(542)	236	(683)	249
Comprehensive income	$1,219	$5,060	$12,028	$14,356

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$12,711	$14,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,459	961
Stock-based compensation expense	6,259	4,942
Impairment of deferred costs	1,892	—
Amortization of acquired intangible assets	31	56
Deferred taxes	2,985	4,220
Gain on disposal of property and equipment	(93)	(9)
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(855)	(395)
Reversal of allowance for doubtful accounts	(81)	(82)
Unrealized gain on foreign currency forward contract	41	—
Tax benefit related to stock-based compensation expense	1,235	454
Excess tax benefit from stock-based compensation	(1,154)	(439)
Changes in operating assets and liabilities:
Accounts receivable	7,877	6,021
Prepaid expenses and other assets	(1,132)	(1,106)
Accounts payable	(768)	(1,261)
Accrued compensation and related benefits	(2,413)	(3,972)
Accrued and other liabilities	(334)	(1,293)
Deferred revenues	501	(796)
Billings in excess of recognized revenues	(343)	(521)
Net cash provided by operating activities	27,818	20,887
Investing activities:
Purchases of property and equipment	(3,274)	(3,372)
Proceeds from the sales of property and equipment	135	—
Net cash used in investing activities	(3,139)	(3,372)
Financing activities:
Proceeds from exercise of stock options	3,062	4,270
Proceeds from employee stock purchase plan	1,437	1,317
Excess tax benefit from stock-based compensation	1,154	439
Purchases of treasury stock	(3,566)	—
Net cash provided by financing activities	2,087	6,026
Effect of exchange rate changes on cash and cash equivalents	(16)	55
Net change in cash and cash equivalents	26,750	23,596
Cash and cash equivalents, beginning of period	89,371	61,637
Cash and cash equivalents, end of period	$116,121	$85,233
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Taxes	$3,322	$3,252

Property and equipment received and accrued in accounts payable and accrued and other liabilities	$170	$347

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

 The Company generates a significant portion of its Design-to-silicon-yield solutions revenue from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require reliable estimation of costs to perform obligations and the overall scope of each engagement. Revenue under project–based contracts for solution implementation services is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. Losses on fixed-price solution implementation contracts are recognized in the period when they become probable. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. Revenue under time and materials contracts for solution implementation services are recognized as the services are performed. On occasion, the Company licenses its software products as a component of its fixed-price service contracts. In such instances, the software products are licensed to customers over a specified term of the agreement with support and maintenance to be provided at each customer's option over the license term. The amount of product and service revenue recognized in a given period is affected by the Company’s judgment as to whether an arrangement includes multiple deliverables and, if so, the Company’s determination of the fair value of each deliverable. In general, vendor-specific objective evidence of selling price (“VSOE”) does not exist for the Company’s solution implementation services and software products and because the Company’s services and products include our unique technology, the Company is not able to determine third-party evidence of selling price (“TPE”). Therefore, in such circumstances the Company uses best estimated selling prices (“BESP”) in the allocation of arrangement consideration. In determining BESP, the Company applies significant judgment as the Company’s weighs a variety of factors, based on the facts and circumstances of the arrangement. The Company typically arrives at BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting. After fair value is established for each deliverable, the total transaction amount is allocated to each deliverable based upon its relative fair value. Fees allocated to solution implementation services are recognized using the cost-to-cost percentage of completion method of contract accounting. Fees allocated to software and related support and maintenance are recognized under software revenue recognition guidance. The Company defers certain precontract costs incurred for specific anticipated contracts. Deferred costs consist primarily of direct costs to provide solution implementation services in relation to the specific anticipated contracts. The Company recognizes such costs as a component of cost of revenues, the timing of which is dependent upon persuasive evidence of contract arrangement assuming all other revenue recognition criteria are met. At the end of reporting period, the Company evaluates its deferred costs for their probable recoverability. The Company recognizes impairment of deferred costs when it is determined that the costs no longer have future benefits and are no longer recoverable.

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

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

 3. BALANCE SHEET COMPONENTS

Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were $9.4 million and $8.0 million as of September 30, 2014, and December 31, 2013, respectively.

Property and equipment consists of (in thousands):

	September 30, 2014	December 31, 2013
Property and equipment, net:
Computer equipment	$10,033	$9,969
Software	3,374	3,441
Furniture, fixtures and equipment	739	734
Leasehold improvements	1,118	1,052
Test equipment	5,693	4,928
Construction-in-progress	2,641	1,421
	23,598	21,545
Less: accumulated depreciation	(14,919)	(14,481)
Total	$8,679	$7,064

Depreciation and amortization expense was $0.5 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively. Depreciation and amortization expense was $1.5 million and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively.

Intangible assets balance was zero and $31,000 as of September 30, 2014, and December 31, 2013, respectively. The balance was included in other non-current assets in the accompanying condensed consolidated balance sheets. For the three-months ended September 30, 2014 and 2013, intangible asset amortization expense was zero and $19,000, respectively. For the nine months ended September 30, 2014 and 2013, intangible asset amortization expense was $31,000 and $56,000, respectively.

Deferred costs balance was $0.1 million and $0.7 million as of September 30, 2014 and December 31, 2013, respectively. The balance was included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. During the three months ended September 30, 2014, the Company impaired $1.9 million of deferred pre-contract costs for two contracts with a customer as it was determined that the costs are no longer recoverable. The impairment charges were recorded in the impairment of deferred costs in the accompanying condensed consolidated statements of operations and comprehensive income.

4. STOCKHOLDERS’ EQUITY

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expenses before taxes related to the Company’s stock plans and employee stock purchase plan were allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of Design-to-silicon yield-solutions	$947	$812	$2,467	$1,995
Research and development	426	484	1,230	1,143
Selling, general and administrative	853	628	2,562	1,804
Stock-based compensation expenses	$2,226	$1,924	$6,259	$4,942

On September 30, 2014, the Company has in effect the following stock-based compensation plans:

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

The Company estimated the fair value of share-based awards granted under the Stock Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected life (in years)	4.58	4.78	4.58	4.78
Volatility	44.88%	50.30%	43.45%	55.83%
Risk-free interest rate	1.63%	1.31%	1.55%	0.94%
Expected dividend	—	—	—	—
Weighted average fair value per share of options granted during the period	$7.54	$9.13	$7.44	$7.55

As of September 30, 2014, 7.0 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 3.9 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.4 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after adoption of the 2011 Plan through September 30, 2014.  As of September 30, 2014, there were no outstanding awards that had been granted outside of the 2011, 2001 or the IDS Plans (collectively, the "Stock Plans").

Stock option activity under the Company’s Stock Plans during the nine months ended September 30, 2014, was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2014	2,880	$7.35
Granted (weighted average fair value of $7.44 per share)	19	$19.55
Exercised	(484)	$6.33
Canceled	(33)	$9.82
Expired	(6)	$5.91
Outstanding, September 30, 2014	2,376	$7.63	5.96	$12,428
Vested and expected to vest, September 30, 2014	2,344	$7.59	5.93	$12,316
Exercisable, September 30, 2014	1,762	$7.14	5.41	$9,895

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $12.61 per share as of September 30, 2014. The total intrinsic value of options exercised during the nine months ended September 30, 2014, was $6.5 million.

As of September 30, 2014, there was $2.5 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested during the nine months ended September 30, 2014, was $1.6 million.

Nonvested restricted stock units activity during the nine months ended September 30, 2014, was as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, January 1, 2014	759	$14.44
Granted	560	$19.52
Vested	(167)	$13.77
Forfeited	(25)	$17.99
Nonvested, September 30, 2014	1,127	$17.04

As of September 30, 2014, there was $15.1 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.8 years.

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

The Company estimated the fair value of purchase rights granted under the Purchase Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Nine Months Ended September 30,
	2014	2013
Expected life (in years)	1.25	1.25
Volatility	33.46%	45.29%
Risk-free interest rate	0.21%	0.19%
Expected dividend	—	—
Weighted average fair value of purchase rights granted under the Purchase Plan	$6.44	$5.56

During the three months ended September 30, 2014 and 2013,a total of 62,000 and 80,000 shares, respectively, were issued at a weighted-average purchase price of $13.06 and $9.66 per share,. During the nine months ended September 30, 2014 and 2013, a total of 114,000 and 184,000 shares, respectively, were issued at a weighted-average purchase price of $12.62 and $7.16 per share, respectively, under the Purchase Plan. For both the three-month periods ended September 30, 2014 and 2013, the Purchase Plan compensation expense was $0.1 million. For both the nine months ended September 30, 2014 and 2013, the Purchase Plan compensation expense was $0.5 million. As of September 30, 2014, there was $0.4 million of unrecognized compensation cost related to the Purchase Plan. That cost is expected to be recognized over a weighted average period of 1.1 years. As of September 30, 2014, 1.2 million shares were available for future issuance under the Purchase Plan.

Stock Repurchase Program — On November 8, 2012, the Board of Directors adopted a program to repurchase up to $20.0 million of the Company’s common stock on the open market over the next two years. As of September 30, 2014, 230,311 shares had been repurchased at the average price of $17.56 per share under this program, at a total purchase of $4.0 million, and $16.0 million remained available for future repurchases. The current program will expire on November 8, 2014. In anticipation of the expiration of the existing program, on October 21, 2014, the Board of Directors adopted a new program, effectively immediately, to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions over the next two years.

5. RESTRUCTURING

The Company implemented restructuring plans during fiscal years 2012 and 2008, and recorded total restructuring charges of zero and $8,000 for the three months ended on September 30, 2014 and 2013, respectively. The Company recorded total restructuring charges of $57,000 for the nine months ended September 30, 2014 and restructuring credits of $35,000 for the nine months ended September 30, 2013. As of September 30, 2014, the Company had no outstanding restructuring accrual balance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$—	$66	$13	$896
Restructuring charges	—	8	57	67
Cash payments	—	(25)	(70)	(914)
Ending balance	$—	$49	$—	$49

October 2008 Plan

On October 28, 2008, the Company announced a restructuring plan to better allocate its resources to improve its operational results in light of the market conditions. Under this plan, the Company has recorded restructuring charges of $7.4 million, primarily consisting of employee severance costs of $4.7 million and facility exit costs of $2.7 million. All remaining accrual balance under this plan had been paid out as of December 31, 2013. There were no restructuring activities incurred under this plan during the three and nine months ended September 30, 2014. The following table summarizes the activities of restructuring liabilities (in thousands) under this plan for the periods covered below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$—	$105	$—	$448
Restructuring credits	—	—	—	(102)
Adjustments	—	—	—	3
Cash payments	—	(105)	—	(349)
Ending balance	$—	$—	$—	$—

6. INCOME TAXES

Income tax provision for both the nine months ended September 30, 2014 and 2013 was $7.3 million. The Company’s effective tax rate was 36.44% and 34.04% for the nine months ended September 30, 2014, and September 30, 2013, respectively.  The income tax provision for the nine months ended September 30, 2014, was less than the provision at the statutory rate primarily due to changes in unrecognized tax benefits. The income tax provision for the nine months ended September 30, 2013 was less than the provision at the statutory rate primarily due to changes in unrecognized tax benefits and the benefit of the research and development tax credit.

On January 2, 2013, the President signed into law the American Taxpayer Relief Act which reinstated the U.S. Federal Research and Development tax credit retroactive to January 1, 2012, and extended the tax credit through December 31, 2013.  As a result of the new legislation, the Company recognized a benefit in the nine months ended September 30, 2013 related to 12 months of fiscal 2012 as well as a benefit to the annual effective tax rate for the full year research tax credit for fiscal 2013, which amounted to $0.4 million. The expiration of the U.S Federal research tax credit resulted in zero tax credit for the nine months ended September 30, 2014.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of September 30, 2014, was $10.2 million, of which $6.2 million, if recognized, would decrease the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2013, was $10.2 million, of which $6.3 million, if recognized, would affect the Company's effective tax rate. As of September 30, 2014, the Company has recorded unrecognized tax benefits of $2.7 million, including interest and penalties, as long-term taxes payable in its condensed consolidated balance sheet. The remaining $7.9 million has been recorded net of our deferred tax assets, of which $4.0 million is subject to a full valuation allowance.

As of September 30, 2014, the Company believes that most of its deferred tax assets are “more likely than not” to be realized with the exception of California R&D tax credits that have not met the “more likely than not” realization threshold criteria because on an annual basis and pursuant to current law, the Company generates more California credits than California tax. As a result, at September 30, 2014, the excess California R&D tax credits continue to be subject to a full valuation allowance. In the event the Company concludes at a future financial reporting period that there has been a change in its ability to realize the California R&D credit deferred tax assets, and it is at such time no longer “more likely than not” that the Company will realize the tax credits before applicable expiration dates, the Company’s tax provision will increase in the period in which the Company makes such determination.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$1,761	$4,824	$12,711	$14,107
Denominator:
Basic weighted average common shares outstanding	30,876	30,000	30,648	29,668
Dilutive effect of equity incentive plans	1,203	1,623	1,327	1,530
Diluted weighted average common shares outstanding	32,079	31,623	31,975	31,198
Net income per share:
Basic	$0.06	$0.16	$0.41	$0.48
Diluted	$0.05	$0.15	$0.40	$0.45

The following table sets forth potential shares of common stock that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Outstanding options	34	60	25	48
Nonvested restricted stock units	—	—	—	1
Employee Stock Purchase Plan	30	—	40	—
Total	64	60	65	49

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2014	2013	2014	2013
A	56%	28%	50%	31%
B	13%	13%	16%	17%
C	11%	35%	12%	26%

The Company had gross accounts receivable from the following individual customers in excess of 10% of gross accounts receivable as follows:

Customer	September 30, 2014	December 31, 2013

A	46%	36%
B	24%	17%
C	8%	23%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (in thousands):

	Three Months Ended September 30,
	2014		2013
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
North America	$10,529	47%	$7,686	30%
Germany	7,913	35	5,140	20
South Korea	1,304	6	8,272	32
Japan	479	2	2,223	9
Rest of Asia	925	4	1,256	5
Rest of Europe	1,256	6	912	4
Total revenue	$22,406	100%	$25,489	100%

	Nine Months Ended September 30,
	2014		2013
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
North America	$32,087	43%	$28,367	38%
Germany	26,046	35	15,006	20
South Korea	4,806	6	16,816	23
Japan	3,408	5	6,445	9
Rest of Asia	3,643	5	4,899	7
Rest of Europe	4,112	6	2,842	3
Total revenue	$74,102	100%	$74,375	100%

Long-lived assets, net by geographic area are as follows (in thousands):

	September 30, 2014	December 31, 2013
North America	$8,120	$6,578
Asia	432	364
Europe	127	122
Total long-lived assets, net	$8,679	$7,064

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of September 30, 2014, and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,355	$26,355	$—	$—

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2013, and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,353	$26,353	$—	$—

The Company enters into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily on third-party accounts payables and intercompany balances. The primary objective of the Company’s hedging program is to reduce volatility of earnings related to foreign currency exchange rate fluctuations. The counterparty to these foreign currency forward contracts is a large global financial institution that the Company believes is creditworthy, and therefore, the Company believes the credit risk of counterparty nonperformance is not significant. These foreign currency forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these contracts is recorded into earnings as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated assets and liabilities, which is also recorded in other income (expense), net. For the three months and nine months ended September 30, 2014, the Company recognized a realized loss on the contracts of $0.5 million and $0.6 million, respectively, which was recorded in other income (expense), net in the Company’s Statement of Operations and Comprehensive Income.

The Company carries these derivatives financial instruments on its Consolidated Balance Sheets at their fair values. The Company’s foreign currency forward contracts are classified as Level 2 because it is not actively traded and the valuation inputs are based on quoted prices and market observable data of similar instruments. As of September 30, 2014, the Company had one outstanding forward contract with a notional amount of $6.7 million and recorded $41,000 other current liabilities associated with this outstanding forward contract.

 10. COMMITMENTS AND CONTINGENCIES

 Leases

The Company leases administrative and sales offices and certain equipment under noncancelable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various times through 2019. Rent expense was both $0.5 million for the three months ended September 30, 2014 and 2013. Rent expense was $1.5 million for both the nine months ended September 30, 2014 and 2013.

Future minimum lease payments under noncancelable operating leases at September 30, 2014, are as follows (in thousands):

Year Ending December 31,	Amount
2014 (remaining three months)	$468
2015	1,773
2016	1,713
2017	1,409
2018	797
Thereafter	61
Total future minimum lease payments	$6,221

Litigation — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, the Company was not party to any material legal proceedings, thus no loss was probable and no amount was accrued at September 30, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “target” or “continue,” the negative effect of terms like these or other similar expressions. Any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, which may be provided by us are also forward-looking statements. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1A of this Quarterly Report on Form 10-Q. All references to “we”, “us”, “our”, “PDF”, “PDF Solutions” or “the Company” refer to PDF Solutions, Inc.

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

 Industry Trend

Consistent with the trend since 2010, we believe that the largest logic foundries will continue to increase their investment in leading edge nodes and capacity in 2014. Leading foundries are also investing in new technologies such as multi-patterned lithography and 3-D transistor architecture, which has resulted in an increase in our business, and improved results of operations in the past few years.

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

Customer Contracts

Although a substantial portion of our total revenues are concentrated in a small number of customers, the total revenues for each of these customers in any period is the result of Design-to-silicon-yield solutions and Gainshare performance incentives revenues recognized in the period under multiple, separate contracts, with no interdependent performance obligations. These contracts were all entered into in the ordinary course of our business and contain general terms and conditions that are standard across most of our yield improvement solutions customers, including providing services typically targeted to one manufacturing process node, for example the 28 or 20 nanometer node. Fluctuations in future results may occur if any of these customers renegotiate pre-existing contractual commitments due to adverse changes in their own business or, in the case of one time and materials contract, if the customer takes advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship. See the additional discussion in Part I, Item 1, "Customers," on page 8 of our Annual Report on Form 10-K for the year ended December 31, 2013, and in Item 1A, "Risk Factors," on pages 28 through 35 of this Quarterly Report on Form 10-Q for related information on the risks associated with customer concentration and Gainshare performance incentives revenue.

As announced on September 29, 2014, we were unable to close two Design-to-silicon-yield solutions contracts with one of our largest customers, which impacted our ability to book revenue relating to preliminary work on these projects and the need to recognize previously deferred costs. Based on this change in status, we impaired $1.9 million of deferred pre-contract costs for these contracts related to the services, technology, and intellectual property that we had provided to date in connection with these contracts, as it was determined that the costs are no longer recoverable. Additionally, as a result of these contracts not signing, we expect year over year total revenues to be approximately flat.

Financial Highlights

Financial highlights for the three months ended September 30, 2014, were as follows:

•

Total revenues for the three months ended September 30, 2014, were $22.4 million, a decrease of $3.1 million, or 12%, compared to $25.5 million for the three months ended September 30, 2013. Design-to-silicon-yield solutions revenue for the three months ended September 30, 2014, was $10.9 million, a decrease of $6.1 million, or 36%, when compared to Design-to-silicon yield solutions revenue of $17.0 million for the three months ended September 30, 2013. The decrease in Design-to-silicon yield solutions revenue was primarily the result of wind down of several 28nm engagements not being fully offset yet by the ramp up of newer 20nm and 14nm engagements. Gainshare performance incentives revenue for the three months ended September 30, 2014, was $11.5 million, an increase of $3.0 million, or 36%, compared to $8.5 million for the three months ended September 30, 2013. The increase in revenue from Gainshare performance incentives was primarily the result of higher wafer volumes at customers’ manufacturing facilities.

•

Net income for the three months ended September 30, 2014, was $1.8 million, compared to $4.8 million for the three months ended September 30, 2013. The decrease in net income was primarily attributable to a decrease in gross margin of $4.2 million, an increase of total operating expenses of $0.6 million, offset by an increase of interest and other income of $0.3 million, and a decrease in income tax provision of $1.4 million. The decrease in gross margin of $4.2 million is primarily due to a decrease in total revenues not fully offset by a corresponding decrease in direct cost of design-to-silicon yield solutions, resulting in a $2.3 million decrease in gross margin, and an impairment of deferred costs of $1.9 million during the quarter relating to the two contracts with a customer.

•

Net income per basic and diluted share was $0.06 and $0.05, respectively, for the three months ended September 30, 2014, compared to net income per basic and diluted share of $0.16 and $0.15, respectively, for the three months ended September 30, 2013.

•

Cash and cash equivalents increased $26.7 million from $89.4 million at December 31, 2013, to $116.1 million at September 30, 2014, primarily due to an increase in cash from operating and financing activities during the period.

Financial highlights for the nine months ended September 30, 2014, were as follows:

•

Total revenues for the nine months ended September 30, 2014, were $74.1 million, an decrease of $0.3 million, or 0.4%, compared to $74.4 million for the nine months ended September 30, 2013. Design-to-silicon-yield solutions revenue for the nine months ended September 30, 2014, was $38.9 million, a decrease of $7.9 million, or 17%, when compared to Design-to-silicon yield solutions revenue of $46.8 million for the nine months ended September 30, 2013. Gainshare performance incentives revenue for the nine months ended September 30, 2014, was $35.2 million, an increase of $7.6 million, or 28%, compared to $27.6 million for the nine months ended September 30, 2013. The increase in revenue from Gainshare performance incentives was primarily the result of higher wafer volumes at customers’ manufacturing facilities.

•

Net income for the nine months ended September 30, 2014, was $12.7 million, compared to $14.1 million for the nine months ended September 30, 2013. The decrease in net income of $1.4 million was primarily attributable to an decrease in gross margin of $0.5 million, and an increase of total operating expenses of $0.9 million. The decrease in gross margin is primarily due to lower total revenues and higher cost of design-to-silicon yield solutions during the period.

•

Net income per basic and diluted share was $0.41 and $0.40, respectively, for the nine months ended September 30, 2014 compared to net income per basic and diluted share of $0.48 and $0.45, respectively, for the nine months ended September 30, 2013, a decrease of $0.07 and $0.05 per basic and diluted share, respectively.

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

We generate a significant portion of our Design-to-silicon-yield solutions revenue from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require reliable estimation of costs to perform obligations and the overall scope of each engagement. Revenue under project–based contracts for solution implementation services is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. Losses on solution implementation contracts are recognized in the period when they become probable. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contracts were executed. Any such reductions in contract margin could have a material negative impact on our operating results.  Revenue under certain time and materials contracts for solution implementation services is recognized as the services are performed. On occasion, we license our software products as a component of our fixed price service contracts. In such instances, the software products are licensed to customers over a specified term of the agreement with support and maintenance to be provided at each customer's option over the license term. The amount of product and service revenue recognized in a given period is affected by our judgment as to whether an arrangement includes multiple deliverables and, if so, our determination of the fair value of each deliverable. In general, vendor-specific objective evidence of selling price (“VSOE”)  does not exist for our solution implementation services and software products and because our services and products include our unique technology, we are not able to determine third-party evidence of selling price (“TPE”). Therefore, in such circumstances, we use best estimated selling prices (“BESP”) in our allocation of arrangement consideration. In determining BESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. We typically arrive at BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting. After fair value is established for each deliverable, the total transaction amount is allocated to each deliverable based upon its relative fair value. Fees allocated to solution implementation services are recognized using the cost-to-cost percentage of completion method of contract accounting. Fees allocated to software and related support and maintenance are recognized under software revenue recognition guidance.  We also license our software products separately from our solution implementation services. For software license arrangements that do not require significant modification or customization of the underlying software, software license revenue is recognized under the residual method when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, (4) collectability is probable, and (5) the arrangement does not require services that are essential to the functionality of the software. When arrangements include multiple elements such as support and maintenance, consulting (other than for our fixed price solution implementations), installation, and training, revenue is allocated to each element of a transaction based upon its fair value as determined by our VSOE and such services are recorded as services revenues. VSOE for maintenance is generally established based upon negotiated renewal rates while VSOE for consulting, installation, and training services is established based upon our customary pricing for such services when sold separately. Revenues for software licenses with extended payment terms are not recognized in excess of amounts due. For software license arrangements that require significant modification or customization of the underlying software, the software license revenues are recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting, and such revenues are recorded as services revenue. We defer certain precontract costs incurred for specific anticipated contracts. Deferred costs consist primarily of direct costs to provide solution implementation services in relation to the specific anticipated contracts. We recognize such costs as a component of cost of revenues, the timing of which is dependent upon the revenue recognition policy by contract. At the end of reporting period, we evaluate our deferred costs for their probable recoverability. We recognize impairment of deferred costs when it is determined that the costs no longer have future benefits and are no longer recoverable.

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

Income Taxes

We are required to assess the likelihood that our deferred tax assets will be recovered from future taxable income and if we believe that they are not likely to be realizable before the expiration dates applicable to such assets then, to the extent we believe that recovery is not likely, establish a valuation allowance. Changes in the net deferred tax assets, less offsetting valuation allowance, in a period are recorded through the income tax provision in the condensed consolidated statements of operations. As of September 30, 2014, we believe that most of our deferred tax assets are “more likely than not” to be realized with the exception of  California R&D tax credits that have not met the “more likely than not” realization threshold criteria because on an annual basis and pursuant to current law, we generate more California credits than California tax. As a result, at September 30, 2014, the excess California R&D tax credits continue to be subject to a full valuation allowance. See Note 6 to the condensed consolidated financial statements for further disclosures regarding our income taxes. In the event we conclude at a future financial reporting period that there has been a change in our ability to realize our California R&D credit deferred tax assets, and it is at such time no longer “more likely than not” that we will realize the tax credits before applicable expiration dates, our tax provision will increase in the period in which we make such determination.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Design-to-silicon-yield solutions	48%	67%	52%	63%
Gainshare performance incentives	52	33	48	37
Total revenues	100%	100%	100%	100%

Costs of Design-to-silicon-yield solutions
Direct costs of Design-to-silicon-yield solutions	44	41	38	40
Impairment of deferred costs	8	—	3	—

Total costs of Design-to-silicon-yield solutions	52	41	41	40

Gross Profit	48	59	59	60
Operating expenses
Research and development	15	13	14	13
Selling, general and administrative	20	15	18	18
Amortization of other acquired intangible assets	—	—	—	—
Restructuring charges (credits)	—	—	—	—
Total operating expenses	35	28	32	31
Income from operations	13	31	27	29
Interest and other income (expense), net	—	(1)	—	—
Income before taxes	13	30	27	29
Income tax provision	5	11	10	10
Net income	8%	19%	17%	19%

Comparison of the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,
			$	%
Revenues	2014	2013	Change	Change
(in thousands, except for percentages)
Design-to-silicon-yield solutions	$10,860	$17,015	$(6,155)	(36)%
Gainshare performance incentives	11,546	8,474	3,072	36%
Total revenues	$22,406	$25,489	$(3,083)	(12)%

Design-to-silicon-yield solutions. Design-to-silicon-yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-silicon-yield solutions revenue decreased $6.2 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due the result of the wind down of several 28nm engagements not being fully offset yet by the ramp up of newer 20nm and 14nm engagements. Our Design-to-silicon-yield solutions revenue may fluctuate in the future and is dependent on a number of factors, including the semiconductor industry’s continued acceptance of our solutions, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets including photovoltaic and LED, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own business or, in the case of a time and materials contract, may take advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

Gainshare Performance Incentives. Gainshare performance incentives revenues represent profit sharing and performance incentives earned contingent upon our customers reaching certain defined operational levels. Revenue derived from Gainshare performance incentives increased $3.1 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013.  The increase was primarily the result of higher wafer volumes at customers’ manufacturing facilities. Our Gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for Gainshare performance incentives.

	Three Months Ended September 30,
			$	%
Costs of Design-to-silicon-yield solutions	2014	2013	Change	Change
(in thousands, except for percentages)
Direct costs of Design-to-silicon-yield solutions	$9,722	$10,507	$(785)	(7)%
Impairment of deferred costs	1,892	—	1,892	—%
Total costs of Design-to-silicon-yield Solutions	$11,614	$10,507	$1,107	11%

Costs of Design-to-silicon-yield solutions. Costs of Design-to-silicon-yield solutions consist of costs incurred to provide and support our services and costs recognized in connection with licensing our software. Services costs consist of material, employee compensation and related benefits, overhead costs, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products. Direct costs of Design-to-silicon-yield solutions for the three months ended September 30, 2014 decreased $0.8 million compared to the three months ended September 30, 2013, primarily due to $1.0 million net change in deferred cost related timing of completion of the contract signature process, offset by a $0.1 million increase in travel cost and a $0.1 million increase in depreciation expense for our tester equipment. During the three months ended September 30, 2014, the Company impaired $1.9 million of deferred pre-contract costs for two contracts with a customer as it was determined that the costs are no longer recoverable. The direct costs of Design-to-silicon-yield solutions as a percentage of revenues during the three months ended September 30, 2014 was 52% compared to 41% in the three months ended September 30, 2013. The increase in direct costs of Design-to-silicon-yield solutions as a percentage of revenue was primarily driven by the recognition of impaired deferred costs of $1.9 million and the lack of current period deferral of costs related to the same two contracts of approximately $0.9 million.

	Three Months Ended September 30,		$	%
Research and Development	2014	2013	Change	Change
(in thousands, except for percentages)
Research and development	$3,349	$3,396	$(47)	(1)%

Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations, and stock-based compensation charges. Research and development expenses were relatively flat for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects.

	Three Months Ended September 30,		$	%
Selling, General and Administrative	2014	2013	Change	Change
(in thousands, except for percentages)
Selling, general and administrative	$4,498	$3,812	$686	18%

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased $0.7 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to a $0.4 million increase in legal and accounting expense due to increased activities, and a $0.3 million increase in personnel-related expense primarily driven by an increase in stock-based compensation expense due to higher fair value per share for the grants awarded during the current year and higher level of grants as compared to the prior year. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

	Three Months Ended September 30,		$	%
Amortization of Other Acquired Intangible Assets	2014	2013	Change	Change
(in thousands, except for percentages)
Amortization of other acquired intangible assets	$—	$19	$(19)	(100)%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets for the three months ended September 30, 2014, decreased $19,000 compared to the three months ended September 30, 2013. Our intangible balance was fully amortized as of September 30, 2014.

	Three Months Ended September 30,		$	%
Restructuring Charges (credits)	2014	2013	Change	Change
(in thousands, except for percentages)
Restructuring charges (credits)	$—	$8	$(8)	(100)%

Restructuring Charges (credits).  No restructuring charges recorded during the three months ended September 30, 2014. Restructuring charges for the three months ended September 30, 2013 were not significant.

	Three Months Ended September 30,		$	%
Interest and Other Income (Expense), Net	2014	2013	Change	Change
(in thousands, except for percentages)
Interest and other income (expense), net	$33	$(283)	$316	(112)%

Interest and Other Income (expense), net.  Interest and other income (expense), net increased $316,000 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. During the three months ended September 30, 2014, the gains related to foreign currency exposure were not significant. During the three months ended September 30, 2013, we recorded $0.3 million of losses on foreign currency exchange, primarily related to Euro to U.S Dollar exchange rate. We anticipate interest and other income (expense) will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

	Three Months Ended September 30,		$	%
Income Tax Provision	2014	2013	Change	Change
(in thousands, except for percentages)
Income tax provision	$1,217	$2,640	$(1,423)	54%

Income Tax Provision. Income tax provision decreased $1.4 million for the three months ended September 30, 2014, compared to three months ended September 30, 2013, primarily due to an decrease in level of income. The income tax provision for the three months ended September 30, 2014, was less than the provision at the statutory rate primarily due to changes in unrecognized tax benefits. The income tax provision for the three months ended September 30, 2013, was less than the provision at the statutory rate primarily due to the utilization of U.S tax credits, offset by foreign withholding taxes, statutory taxes, and changes in unrecognized tax benefits.

 Comparison of the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,		$	%
Revenues	2014	2013	Change	Change
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$38,871	$46,813	$(7,942)	(17)%
Gainshare performance incentives	35,231	27,562	7,669	28%
Total	$74,102	$74,375	$(273)	—

Design-to-silicon-yield solutions. Design-to-silicon-yield solutions revenue decreased $7.9 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to the result of the wind down of several 28nm engagements not being fully offset yet by the ramp up of newer 20nm and 14nm engagements. Our Design-to-silicon-yield solutions revenue may fluctuate in the future and are dependent on a number of factors, including the semiconductor industry’s continued acceptance of our solutions, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets including photovoltaic and LED, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own businesses or, in the case of a time and materials contract, may take advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

Gainshare Performance Incentives. Revenue derived from gainshare performance incentives increased $7.7 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  The increase was primarily the result of higher wafer volumes at customers’ manufacturing facilities. Our gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for gainshare performance incentives.

	Nine Months Ended September 30,		$	%
Costs of Design-to-silicon-yield solutions	2014	2013	Change	Change
(in thousands, except for percentages)
Direct costs of Design-to-silicon-yield solutions	$28,273	$29,905	$(1,632)	(5)%
Impairment of deferred costs	1,892	—	1,892	—%
Total costs of Design-to-silicon-yield solutions	$30,165	$29,905	$260	1%

Costs of Design-to-Silicon-Yield Solutions.   Total costs of Design-to-silicon-yield solutions for the nine months ended September 30, 2014 increased $0.3 million compared to the nine months ended September 30, 2013, primarily due to the impairment of deferred costs, partially offset by a decrease in direct costs of Design-to-silicon-yield solutions due to lower revenues.

Direct costs of Design-to-silicon-yield solutions for the nine months ended September 30, 2014 decreased $1.6 million compared to the nine months ended September 30, 2013, primarily due to higher cost recorded during the nine months ended September 30, 2013, which was due to net change in deferred costs of $2.0 million related timing of completion of the contract signature process, a $0.2 million decrease in subcontractor cost, offset by a $0.3 million increase in travel cost and a $0.3 million increase in depreciation expense for our tester equipment. During the nine months ended September 30, 2014, the Company impaired $1.9 million of deferred pre-contract costs for two contracts with a customer as it was determined that the costs are no longer recoverable. The direct costs of Design-to-silicon-yield solutions as a percentage of revenues during the nine months ended September 30, 2014 was 41% compared to 40% in the nine months ended September 30, 2013. The increase in Direct costs of Design-to-silicon-yield solutions as a percentage of revenue was primarily driven by the recognition of impaired deferred costs of $1.9 million.

	Nine Months Ended September 30,		$	%
Research and Development	2014	2013	Change	Change
(In thousands, except for percentages)
Research and development	$10,282	$9,944	$338	3%

Research and Development. Research and development expenses increased $0.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to a $0.2 million increase in facility expense and a $0.1 million increase in subcontractor expense. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects and revenue generating activity requirements.

	Nine Months Ended September 30,		$	%
Selling, General and Administrative	2014	2013	Change	Change
(In thousands, except for percentages)
Selling, general and administrative	$13,487	$13,010	$477	4%

Selling, General and Administrative. Selling, general and administrative expenses increased $0.5 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to a $0.6 million increase in personnel-related expense primarily driven by higher stock-based compensation expense, a result of the impact of accelerated vesting of awards previously granted to our exiting board members and higher fair value per share for the grants awarded during the current year as compared to prior year, a $0.3 million increase in legal expense, offset a $0.4 million decrease in subcontractor expense. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

	Nine Months Ended September 30,		$	%
Amortization of Other Acquired Intangible Assets	2014	2013	Change	Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$31	$56	$(25)	(45)%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets slightly decreased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to all acquired intangible assets were fully amortized during the nine months ended September 30, 2014.

	Nine Months Ended September 30,		$	%
Restructuring Charges (Credits)	2014	2013	Change	Change
(In thousands, except for percentages)
Restructuring charges (credits)	$57	$(35)	$92	(263)%

Restructuring Charges (Credits).   For the nine months ended September 30, 2014, we recorded restructuring charges of $57,000, which represented severance charges related to the October 2012 Plan. For the nine months ended September 30, 2013, we recorded restructuring credits of $35,000, which were primarily due to the change in estimate.

	Nine Months Ended September 30,		$	%
Interest and Other Income (Expense), Net	2014	2013	Change	Change
(In thousands, except for percentages)
Interest and other income (expense), net	$(82)	$(109)	$27	(25)%

Interest and Other Income (Expense), Net.  Interest and other income (expense) was relatively flat for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. We anticipate interest and other income (expense), net will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

	Nine Months Ended September 30,		$	%
Income Tax Provision	2014	2013	Change	Change
(In thousands, except for percentages)
Income tax provision	$7,287	$7,279	$8	-%

Income Tax Provision. Income tax provision was relatively flat for the nine months ended September 30, 2014 compared to nine months ended September 30, 2013. The income tax provision for the nine months ended September 30, 2014 was less than the provision at the statutory rate primarily due to changes in unrecognized tax benefits. The income tax provision for the nine months ended September 30, 2013 was less than the provision at the statutory rate primarily due to changes in unrecognized tax benefits and the benefit of the research and development tax credit.

Liquidity and Capital Resources

Operating Activities

Cash flows provided by operating activities was $27.8 million for the nine months ended September 30, 2014. This resulted from net income of $12.7 million, the addition of $9.8 million from non-cash charges and cash increase of $5.3 million reflected in the net change of operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $6.3 million, deferred taxes of $3.0 million, tax benefit related to stock-based compensation plan of $1.2 million, depreciation and amortization of $1.5 million, partially offset by excess tax benefit from stock-based compensation of $1.2 million, purchases of treasury stock in connection with tax withholdings on restricted stock grants of $0.9 million and gain on disposal of property and equipment of $0.1 million. Cash flow increases resulting from the net change in operating assets and liabilities primarily consisted of $7.9 million decrease in accounts receivable, primarily driven by strong collections, $0.2 million net increase in deferred revenue and billing in excess of recognized revenue, $0.8 million increase in prepaid expense and other assets due to timing of prepayment of third party software cost, offset by $0.8 million decrease in accounts payable, $2.4 million decrease in accrued compensation and related benefits, driven by the payment of variable compensation during the period, and $0.4 million decrease in accrued and other liabilities. The $8.0 million combined cash flow increase resulting from the decrease in accounts receivable, the increase in deferred revenue and the decrease in billings in excess of recognized revenues was primarily due to the timing of billing milestones and payments received.

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

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2014 of $3.1 million consisted of $3.2 million payment for capital expenditures, primarily test equipment, offset by proceeds from the sales of property and equipment of $0.1 million.

Cash flows used in investing activities for the nine months ended September 30, 2013 of $3.4 million consisted of payment for capital expenditures, primarily test equipment.

Financing Activities

      Cash flows provided by financing activities of $2.1 million for the nine months ended September 30, 2014, consisted primarily of $3.1 million of proceeds from the exercise of stock options, $1.4 million of proceeds from our Employee Stock Purchase Plan, $1.2 million of excess tax benefit from stock-based compensation, offset by $3.6 million of cash used to repurchase shares of our common stock.

     Cash flows provided by financing activities of $6.0 million for the nine months ended September 30, 2013 consisted primarily of $4.3 million of proceeds from the exercise of stock options, $1.3 million of proceeds from our Employee Stock Purchase Plan and $0.4 million of excess tax benefit from stock-based compensation.

Liquidity

As of September 30, 2014, our working capital, defined as total current assets less total current liabilities, was $140.0 million, compared with $120.9 million as of December 31, 2013. Cash and cash equivalents were $116.1 million as of September 30, 2014, compared to $89.4 million as of December 31, 2013.  As of September 30, 2014 and December 31, 2013, cash and cash equivalents held by our foreign subsidiaries were $1.8 million and $2.0 million, respectively. We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to continue to fund our R&D efforts, repurchase common stock or fund potential investments in, or acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months.

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

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands) as of September 30, 2014:

	Payments Due by Period
Contractual Obligations (1)	2014 (remaining three months)	2015	2016	2017	2018	Thereafter	Total
Operating lease obligations	$468	$1,773	$1,713	$1,409	$797	$61	$6,221

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

Interest Rate Risk.   As of September 30, 2014, we had cash and cash equivalents of $116.1 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at September 30, 2014, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. We enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a large global financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net. As of September 30, 2014, we had one outstanding forward contract with a notional amount of $6.7 million. The foreign currency exchange rate movement of plus-or-minus 10% will result in the change in fair value of this contract of plus-or-minus $0.7 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2014, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of September 30, 2014, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, we were not party to any material legal proceedings, thus no loss was probable and no amount was accrued at September 30, 2014.

Item 1A. Risk Factors

We generate a large percentage of our revenues from a limited number of customers, so the loss of any one of these customers could significantly reduce our revenue and results of operations below expectations.

Historically, we have had a small number of large customers for our core Design-to-silicon-yield solutions and contributing significant Gainshare performance incentives revenue, and we expect this to continue in the near term. In the year ended December 31, 2013, three customers accounted for 74% of our revenues, with Global Foundries representing 33%, Samsung representing 24% and IBM representing 17%. We could lose a customer due to its decision not to engage us on future process nodes, its decision not to develop its own future process node, or as a result of industry factors, including but not limited to consolidation. For example, in September 2014, we announced that we were unable to close two solutions contracts with one of our largest customers, which impacted our ability to book revenue relating to preliminary work on these projects and the need to recognize previously deferred costs. The loss of any of these customers or the failure to secure new contracts with these customers could reduce our total revenue below expectations and further increase our reliance on our remaining customers. Further, if any of these customers default, declare bankruptcy or otherwise delay or fail to pay amounts owed, or we otherwise have a dispute with any of these customers, our results of operations would be negatively affected in the short term and possibly the long term. These customers may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses or, in some cases, take advantage of contractual provisions that permit the suspension of contracted work for some period if their business experiences a financial hardship, which would harm our operating results. In particular, these events could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers or reassign resources.

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

The timing and length of negotiations required to enter into agreements with our customers is difficult to predict. Further, our customers sometimes delay starting negotiations until they begin developing a new process, need to insert a new product, or experience specific yield issues. This means that on occasion we have, and may continue to begin providing technology and services under preliminary documentation before executing the final contract. In these cases, we could not recognize revenue and would defer associated costs until execution of the final contract, which, if significant, could negatively impact our results of operations in the periods before we execute the final contract. Further, if we were to incur significant effort and then fail to enter into a final contract, we would have to write-off such deferred costs in the period in which the negotiations ended, which would decrease our gross margin and could result in significant operating losses. For example, in September 2014, we announced that we were unable to close two solutions contracts with one of our largest customers, which impacted our ability to book revenue relating to preliminary work on these projects and the need to recognize previously deferred costs which caused us to miss our expectations for the third quarter of 2014. Also, some of our new products may not have proven results and our Gainshare performance incentives business model is unique and unfamiliar to new customers. Any of these factors could result in a long sales cycle. On-going negotiations and evaluation projects for new products, with new customers or in new markets may not result in significant revenues for us if we are unable to close new engagements on terms favorable to us, in a timely manner, or at all. Unexpected delays in our sales cycle could cause our revenues to fall short of expectations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 8, 2012, the Board of Directors adopted a program to repurchase up to $20.0 million of the Company’s common stock on the open market over the next two years. As of September 30, 2014, 230,311 shares had been repurchased at the average price of $17.56 per share under this program, at a total purchase of $4.0 million, and $16.0 million remained available for future repurchases. The current program will expire on November 8, 2014. In anticipation of the expiration of the existing program, on October 21, 2014, the Board of Directors adopted a new program, effectively immediately, to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions over the next two years.

There were no repurchases of our common stock during the three months ended September 30, 2014.

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

PDF SOLUTIONS, INC.

Date: November 4, 2014	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: November 4, 2014	By:	/s/ GREGORY C. WALKER
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