Form 10-K
period 2014-12-31
PDF SOLUTIONS INC
filed 2015-03-03
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $560.0 million as of the last business day of the Registrant’s most recently completed second quarter, based upon the closing sale price on the NASDAQ Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 31,539,822 shares of the Registrant’s Common Stock outstanding as of February 25, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive Proxy Statement to be filed within 120 days from December 31, 2014.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, particularly in Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, statements concerning: expectations about the effectiveness of our business and technology strategies; expectations regarding stock market and global economic trends; expectations regarding previous and future acquisitions; current semiconductor industry trends; expectations of the success and market acceptance of our intellectual property and our solutions; expectations that our cash, cash equivalents and cash generated from operations will satisfy our business requirements for the next twelve months; expectations of our future liquidity requirements; and our ability to obtain additional financing when needed. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties discussed in this Form 10-K, especially those contained in Item 1A of this Form 10-K. The words “may,” “anticipate,” “plan,” “continue,” “could,” “projected,” “expect,” “believe,” “intend,” and “assume,” the negative of these terms and similar expressions are used to identify forward-looking statements. All forward-looking statements and information included herein is given as of the filing date of this Form 10-K with the Securities and Exchange Commission (“SEC”) and based on information available to us at the time of this report and future events or circumstances could differ significantly from these forward-looking statements. Unless required by law, we undertake no obligation to update publicly any such forward-looking statements.

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K. All references to fiscal year apply to our fiscal year that ends on December 31. All references to “we”, “us”, “our”, “PDF”, “PDF Solutions” or “the Company” refer to PDF Solutions, Inc.

PART I

Item 1.  Business

Business Overview

PDF Solutions is a leading provider of process-design integration technologies and services to lower the cost of integrated circuit (“IC”) design and manufacturing, enhance time to market, and improve profitability by addressing design and manufacturing interactions from technology development and product design to initial process ramps and mature manufacturing operations. Our technologies and services target the entire “process life cycle,” which is the term we usefor the time from technology development and the design of an IC through volume manufacturing of that IC. Our solutions combine proprietary software, physical intellectual property in the form of cell libraries for IC designs, test chips, an electrical wafer test system, proven methodologies, and professional services. We analyze yield loss mechanisms to identify, quantify, and correct the issues that cause yield loss. Our analysis drives IC design and manufacturing improvements to enable our customers to optimize the technology development process, to increase initial yield when an IC design first enters a manufacturing line, to increase the rate at which yield improves, and to minimize excursions and process variability that cause yield loss throughout mass production. The result of successfully implementing our solutions is the creation of value that can be measured based on improvements to our customers’ actual yield. Through our Gainshare performance incentives component, we have aligned our financial interests with the yield and manufacturing efficiency realized by our customers, and we receive revenue based on this value. Our technologies and services have been sold to leading integrated device manufacturers, fabless semiconductor companies, and foundries.

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

Brief History

PDF Solutions was incorporated in Pennsylvania in November 1992, and we reincorporated in California in November 1995. In July 2000, we reincorporated in Delaware, and in July 2001, we completed an initial public offering. Our shares of common stock are currently traded on the NASDAQ Global Market. From 2000 through 2009, we expanded our technology footprint and our operations in various countries through acquisitions. From 2009 to the present, we have primarily focused on the pervasive application of our technology to leading edge logic manufacturing and achieving yield targets with our clients to maximize Gainshare performance incentive revenues. Headquartered in San Jose, California, PDF Solutions operates worldwide with additional entities and/or offices in Canada, China, France, Germany, Italy, Japan, Korea, Singapore, and Taiwan.

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

Our future success and competitive position rely to some extent upon our ability to protect these proprietary technologies and IP, and to prevent competitors from using our systems, methods, and technologies in their products. To accomplish this, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright, mask work, and trademark laws. We license our products and technologies pursuant to non-exclusive license agreements that impose restrictions on customers’ use. In addition, we seek to avoid disclosure of our trade secrets, including requiring employees, customers, and others with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We also seek to protect our software, documentation, and other written materials under trade secret and copyright laws. As of December 31, 2014, we held 64 U.S. patents. Our issued patents have expiration dates through 2032. We intend to prepare additional patent applications when we feel it is beneficial. Characterization Vehicle®, CV®, dataPOWER®, Maestria®, pdFasTest®, PDF Solutions®, the PDF Solutions logo, Yield Ramp Simulator®, and YRS® are registered trademarks of PDF Solutions, Inc. or its subsidiaries, and Design-to-silicon-yieldTM, dP-bitMAPTM, dP-DefectTM, dP-MiningTM, dP-SSATM, dP-Variability AnalysisTM, dP-WorkFlowTM, ExensioTM, Library AnalyzerTM, VSFTM, pdCVTM, DirectProbe™, DirectScan™, TemplateTM, and YieldAwareTM-FDC are our common law trademarks.

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

Yield Ramp Simulator® (YRS®) Software.  Our YRS software analyzes an IC design to compute its systematic and random yield loss. YRS software allows design attribute extraction and feature-based yield modeling. YRS® software takes as input a layout that is typically in industry standard format and proprietary yield models generated by running and testing our CV® test chips. YRS® software is designed to estimate the yield loss due to optical proximity effects, etch micro-lading, dishing in CMP, and other basic process issues.

Template™ Technology.  Our Template™ technology includes Library Analyzer™ software and IP for identifying and developing a set of layout patterns that are tailored to a given manufacturing process and target product application and checking proposed designs against this set of patterns for optimal manufacturability.

Exensio™ Enterprise-wide Platform. Our Exensio™ platform addresses the Big Data Manufacturing Challenge of today’s advanced process nodes and highly integrated products, by linking across YMS, FDC, and other factory-wide data types. These data types include in-line and end-of-line metrology, yield, parametric, performance, manufacturing consumables, tool-level sensor data, as well as custom data types. This enables sensor level, root cause diagnosis of yield and performance issues that impact manufacturing, through building process models of these relationships. The on-line models then enable predictive and proactive optimization decisions for process control, process adjustments, PM scheduling, tool corrective actions, wafer dispatching, and wafer level and final test. The in-line, real-time decision-making based on the models is designed to reduce product variability and cost simultaneously. Our Exensio platform also enables more rapid diagnosis and understanding of yield loss and performance-limiting mechanisms identified at both in-line and end-of -line wafer processing, through application of the developed models. The platform currently consists of three main modules in the field today:

●

Exensio-Yield, which is formally known as the dataPOWER® YMS Software product. The Exensio-Yield Module can be leveraged into the larger Exensio™ Platform or used standalone to collect yield data, load and store it in an analysis-ready database, which enables product engineers to identify and analyze production yield, performance, reliability and other issues. Our Exensio-Yield module is designed to handle very large data sets, to efficiently improve productivity, yield and time-to-market at our customers’ sites. The Exensio-Yield software contains powerful, interactive visualization and analysis template capabilities, which provide flexibility to address our customers’ requirements. The Exensio-Yield Advanced components includes extra proprietary yield analysis software tools that aid in the diagnosis of more complex yield issues. This includes defect analysis tools, spatial signature analysis, and data-mining capabilities.

●

Exensio-Control, which is formally known as the Maestria® FDC Software product. Our Exensio-Control software can also be leveraged into the Exensio™ Platform or used standalone to provide FDC capabilities for monitoring, alarming, and control of manufacturing tool sets. These capabilities include analyzing tool sensor trace data and summary indicators to rapidly identify sources of process variations and manufacturing excursions. This is achieved by monitoring these equipment parameters through proprietary data collection and analysis features. When included with the above Exensio-Yield module, data mining and correlation capabilities enable identification of tool level sources of yield loss and process variation, that are impacting end of line product yield, performance, and reliability.

●

Finally, the Exensio Reporting and Automation module enables real-time execution of interactive reports, analyses, and dashboards. These reports can be delivered, and interacted-with, via the full Exensio client, through a standard web-browser utilizing an analysis plug-in, as well as on mobile devices with a dedicated mobile application. An integrated automation engine drives factory-wide actions, based on analyses and report results.

With the exception of the Exensio-Yield, Exensio-Control, and the Reporting and Automation module, the primary distribution method for our software and technologies is through our manufacturing process and volume manufacturing solutions although, we have in the past and may in the future, separately license these and other technologies. Though these modules are primarily licensed separately, they may also be distributed within these solutions.

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

Global Foundries Inc. (“Global Foundries”), International Business Machines Corporation (“IBM”), and Samsung Electronics (“Samsung”) represented 52%, 16% and 11%, respectively, of our revenues for 2014. Global Foundries, IBM and Samsung represented 33%, 17% and 24%, respectively, of our revenues for 2013 and 40%, 20% and 13%, respectively, of our revenues for 2012. No other customer accounted for 10% or more of our revenues in 2014, 2013, and 2012.

Although a substantial portion of our total revenue is concentrated in a small number of customers, the total revenues for each of these customers in any period is the result of Design-to-silicon-yield solutions and Gainshare performance incentives revenues recognized in the period under multiple, separate contracts, with no interdependent performance obligations.  These contracts were all entered into in the ordinary course of our business and contain general terms and conditions that are standard across most of our yield improvement solutions customers, including providing services typically targeted to one manufacturing process node, for example the 28 or 20 nanometer node.  With respect to two of these customers, a portion of the total revenue attributable to them is pursuant to contracts that provided a general framework for services across multiple manufacturing process nodes.  These multiple-node contracts also provide agreement as to the expected timing of delivery of services for some of the customers’ process nodes.  Under the multiple-node contract with one of these customers, the timing of delivery of services could change based on the customer’s requirements and mutual agreement between us and the customer; however, the total revenue consideration, contract deliverable and labor hours required to deliver the services remain fixed.  Accordingly, we recognize revenue under this contract as services are performed using the cost-to-cost percentage of completion method of contract accounting. The multiple-node contract with the other of these two customers provides a minimum quarterly resource commitment and a fixed price per quarter for each increment of resource. We mutually agree with the customer on a quarterly basis the resources, if any, that we will provide over the contractual minimum.  The customer has the right under the contract to further reduce its quarterly resource commitment for a defined period, if and when, the customer’s business is adversely impacted, based on contractually agreed terms.   We recognize revenue from this contract under the proportional performance method in each quarter as services are performed.  Based on the above, for both of these multiple-node contracts, we use the information available considering the minimum quarterly resource commitment and the timing of delivery of services for each calendar quarter for internal business planning purposes.  Both of these multiple-node contracts also contain contingent variable fees.  However, we do not depend on these fees for internal business planning because the potential Gainshare performance incentive revenue under the contracts is subject to many inherent risks, including our ability to achieve target performance objectives and future manufacturing volumes resulting in such Gainshare performance incentives.  The Gainshare performance incentive revenue we recognize in any period is the result of many factors which are outside our control and are not known in advance of the acknowledgement of the Gainshare performance incentives amount we receive from our customers.  See the discussion in “Revenue Recognition” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.  Additional discussion regarding the risks associated with Gainshare performance incentives revenue can be found under Item 1A, “Risk Factors.”

International revenues accounted for approximately 56% of our total revenues for 2014 compared to 62% for 2013 and 60% for 2012. We base these calculations on the geographic location of where the work is performed. Additional discussion regarding the risks associated with international operations can be found under Item 1A, “Risk Factors”.

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

Research and Development

Our research and development focuses on developing and introducing new proprietary technologies, software products and enhancements to our existing solutions. We use a rapid-prototyping paradigm in the context of the customer engagement to achieve these goals. We have made, and expect to continue to make, substantial investments in research and development. The complexity of our Design-to-silicon-yield technologies requires expertise in physical IC design and layout, transistor design and semiconductor physics, semiconductor process integration, numerical algorithms, hardware, statistics and software development. We believe that our team of engineers will continue to advance our market and technological leadership. We conduct in-house training for our engineers in the technical areas, as well as focusing on ways to enhance client service skills. Although it fluctuates, we can have up to one quarter of our research and development engineers operating in the field, partnered with solution implementation engineers in a deliberate strategy to provide direct feedback between technology development and customer needs. Our research and development expenses were $14.1 million, $13.3 million and $13.3 million in 2014, 2013 and 2012, respectively.

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

We face competition for some of the point applications of our solutions including some of those used by the internal groups at IC companies. Specifically there are several suppliers of yield management and/or prediction systems, such as KLA-Tencor, Mentor Graphics (through its acquisition of Ponte Solutions), Rudolph Technologies Inc. (“Rudolph”) (through its acquisition of the Yield Dynamics group), and process control software, such as Applied Materials, Inc. (through its acquisition of the software division of Brooks Automation, Inc.), BISTel Inc., Rudolph, and Trancom Technology, Inc., MKS Instruments, Inc. ARM Ltd. and Synopsys, Inc. (“Synopsys”) (through its acquisition of Virage Logic Corporation) provide standard cells in the physical IP space and Tela Innovations, Inc. provides software for standard cell synthesis, each of which could compete with our Template™ technology solution. In addition, Synopsys now appears to offer directly competing DFM solutions, while other EDA suppliers provide alternative DFM solutions that may compete for the same budgetary funds. Further, we may compete with the products or offerings of the same or additional companies if we expand our offerings through acquisition or development.

        We believe that our solutions compare favorably with respect to competition because we have demonstrated results and reputation, strong core technology, ability to create innovative technology, and ability to implement solutions for new technology and product generations.

Employees

As of December 31, 2014, we had 359 employees worldwide, including 248 on client service teams, 60 in research and development, 19 in sales and marketing, and 32 in general and administrative functions. Of these employees, 153 are located in the United States and Canada, 168 in Asia, and 38 in Europe.

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

Executive Officers

The following table and notes set forth information about our current executive officers as of March 1, 2015.

Name	Age	Position
John K. Kibarian, Ph.D.	50	President, Chief Executive Officer, and Director
Gregory C. Walker	61	Vice President, Finance and Chief Financial Officer
Cees Hartgring, Ph.D.	61	Vice President, Client Services and Sales
Kimon Michaels, Ph.D.	48	Vice President, Products and Solutions
Kwang-Hyun Kim, Ph.D.	58	Vice President, Business Development, PDF Solutions Semiconductor Technology Korea Limited

John K. Kibarian, Ph.D., one of our founders, has served as President since November 1991 and has served as our Chief Executive Officer since July 2000. Dr. Kibarian has served as a director since December 1992. Dr. Kibarian received a B.S. in Electrical Engineering, an M.S. E.C.E. and a Ph.D. E.C.E. from Carnegie Mellon University.

Gregory C. Walker has served as a Chief Financial Officer and Vice President, Finance since November 2011. Prior to joining the Company, Mr. Walker served as Sr. Vice President and Chief Financial Officer at InnoPath Software from 2007 to 2011.  Prior to that, Mr. Walker served as Sr. Vice President & Chief Financial Officer of Magma Design Automation, Inc. from 2002 through 2007.  Earlier in his career, he held various financial roles at technology companies, including Synopsys, Inc., Integrated Device Technology, Inc., International Business Machines Corporation and Xerox Corporation.  Mr. Walker received an M.B.A. from the University of Rochester in Rochester, New York and a B.A. in economics and history from Union College in Schenectady, New York.

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

Kwang-Hyun Kim, Ph. D., has served as a Vice President, Business Development, PDF Solutions Semiconductor Technology Korea Limited, since February 2014. Prior to joining PDF, Dr. Kim served as Executive Vice President of Samsung Electronics' Foundry Business from 2010 through 2013, and was Senior Vice President of Sales & Marketing for Samsung Electronics' SLSI group from 2005 through 2010. From 1989 through 2005, he held various executive positions within Samsung Electronics' ASIC Library/IP and Design Methodology Development and Communication & Custom SOC Development groups. Dr. Kim received an M.S. and Ph.D. in Electrical Engineering from Virginia Tech and a B.S. in Electrical Engineering from Sogang University in Korea.

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

Historically, we have had a small number of large customers for our core Design-to-silicon-yield solutions and contributing significant Gainshare performance incentives revenue, and we expect this to continue in the near term. In 2014, three customers accounted for 79% of our revenues, with Global Foundries representing 52%, IBM representing 16% and Samsung representing 11%. We could lose a customer due to its decision not to engage us on future process nodes, its decision not to develop its own future process node, or as a result of industry factors, including consolidation. The loss of any of these customers could significantly reduce our total revenue below expectations. For example, in September 2014, we announced that we were unable to close two solutions contracts with one of our largest customers, which impacted our ability to book revenue relating to preliminary work on these projects and required us to recognize previously deferred costs. The loss of any of these customers or the failure to secure new contracts with these customers could reduce our total revenue below expectations and further increase our reliance on our remaining customers. Further, if any of these customers default, declare bankruptcy or otherwise delay or fail to pay amounts owed, or we otherwise have a dispute with any of these customers, our results of operations would be negatively affected in the short term and possibly the long term. These customers may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses or, in some cases, take advantage of contractual provisions that permit the suspension of contracted work for some period if their business experiences a financial hardship, which would harm our operating results. In particular, these events could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers or reassign resources.

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

The timing and length of negotiations required to enter into agreements with our customers is difficult to predict. Further, our customers sometimes delay starting negotiations until they begin developing a new process, need to insert a new product, or experience specific yield issues. This means that on occasion we may begin providing technology and services under preliminary documentation before executing the final contract. In these cases, we could not take revenue and would defer associated costs until execution of the final contract, which, if significant, could negatively impact our results of operations in the periods before we execute the final contract. Further, if we were to incur significant effort and then fail to enter into a final contract, we would have to write-off such deferred costs in the period in which the negotiations ended, which would decrease our gross margin and could result in significant operating losses. For example, in September 2014, we announced that we were unable to close two solutions contracts with one of our largest customers. This impacted our ability to book revenue relating to preliminary work on these projects and required us to recognize previously deferred costs which adversely impacted our earnings in 2014. Also, some of our new products may not have proven results and our Gainshare performance incentives business model is unique and unfamiliar to new customers. Any of these factors could result in a long sales cycle. On-going negotiations and evaluation projects for new products, with new customers or in new markets may not result in significant revenues for us if we are unable to close new engagements on terms favorable to us, in a timely manner, or at all. Unexpected delays in our sales cycle could cause our revenues to fall short of expectations.

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

Our stock price has fluctuated widely during the last few years, from a low closing price of $0.97 per share during March 2009 to a high closing price of $26.41 per share during January 2014. A factor in the volatility may be that our historical quarterly operating results have fluctuated. Our future quarterly operating results will likely fluctuate from time to time and may not meet the expectations of securities analysts and investors in some future period, which could cause our stock price to decrease again. A significant reduction in our stock price negatively impacts our ability to raise equity capital in the public markets and increases the cost to us, as measured by dilution to our existing shareholders, of equity financing. In addition, the reduced stock price also increases the cost to us, in terms of dilution, of using our equity for employee compensation or for acquisitions of other businesses. A greatly reduced stock price could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest, and fewer business development opportunities. Also, significant volatility in the stock price could be followed by a securities class action lawsuit, which could result in substantial costs and a diversion of our management’s attention and resources.

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

Competition in our market may intensify in the future, which could slow our ability to grow or execute our strategy and could lead to increased pricing pressure, negatively impacting our revenues. Our current and potential customers may choose to develop their own solutions internally, particularly if we are slow in deploying our solutions or improving them to meet market needs. These and other competitors may be able to operate with a lower cost structure than our engineering organization, which would give any such competitor’s products a competitive advantage over our solutions. We currently face indirect competition from the internal groups at IC companies and some direct competition from providers of yield management or prediction software such as KLA-Tencor, Mentor Graphics (through its acquisition of Ponte Solutions), Rudolph Technologies, Inc. (“Rudolph”) (through its acquisition of Yield Dynamics), and Synopsys, Inc., and process control software, such as Applied Materials, Inc. (through its acquisition of the software division of Brooks Automation), BISTel Inc., MKS Instruments, Inc., Rudolph and Trancom Technology, Inc. Further, ARM Ltd. and Synopsys (through its acquisition of Virage Logic Corporation) provide standard cells in the physical IP space and Tela Innovations, Inc. provides software for standard cell synthesis, each of which could compete with our Template™ technology solution. Additionally, we may compete with the products or offerings of the same or additional companies if we expand our offerings through acquisition or development.. Further, electronic design automation suppliers provide alternative DFM solutions that may compete for the same budgetary funds. There may be other providers of commercial solutions for systematic IC yield and performance enhancement of which we are not aware. Further, some providers of yield management software or inspection equipment may seek to broaden their product offerings and compete with us. In addition, we believe that the demand for solutions that address the need for better integration between the silicon design and manufacturing processes may encourage direct competitors to enter into our market. For example, large integrated organizations, such as IDMs, electronic design automation software providers, IC design service companies or semiconductor equipment vendors, may decide to spin-off a business unit that competes with us. Other potential competitors include fabrication facilities that may decide to offer solutions competitive with ours as part of their value proposition to their customers. If these potential competitors change the pricing environment or are able to attract industry partners or customers faster than we can, we may not be able to grow and execute our strategy as quickly or at all.

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

International revenues accounted for approximately 56% of our total revenues for 2014 compared to 62% for 2013 and 60% for 2012. Thus, we face the following additional risks:

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

We have experienced losses in the past and we may not maintain profitability if our costs increase more quickly than we expect or if revenues decrease. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $52.2 million as of December 31, 2014. We expect to continue to incur significant expenses in connection with:

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located in San Jose, California.  Our lease is currently for approximately 28,600 square feet of office space and approximately 2,400 square feet of laboratory space and terminates at the end of September 2018. We lease other office space in Pennsylvania and Texas. In addition, we have offices in France, Germany, Italy, China, Japan, Korea, and Taiwan with an aggregate of approximately 46,400 square feet under various leases that expire at different times through 2019. We believe our existing facilities are adequate to meet our current needs and are being utilized consistently with our past practice. We consistently look for opportunities to minimize costs related to office space through improved efficiencies and intend to make changes to leased facilities in the future as appropriate to reflect changes in worldwide operations and headcount.

Item 3.  Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. As of December 31, 2014, we were not party to any material legal proceedings, thus no loss was probable and no amount was accrued.

 Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market For Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Market under the symbol “PDFS”. As of February 25, 2015, we had approximately 50 stockholders of record. The number of stockholders of record does not include individuals whose stock is in nominee or “street name” accounts through brokers.

The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported by the NASDAQ Global Market:

2014	High	Low
First Quarter	$26.41	$17.59
Second Quarter	$21.29	$17.23
Third Quarter	$21.96	$12.61
Fourth Quarter	$15.00	$11.75

2013	High	Low
First Quarter	$16.96	$13.84
Second Quarter	$18.99	$14.95
Third Quarter	$22.06	$18.34
Fourth Quarter	$25.62	$20.74

Dividend Policy

No cash dividends were declared or paid in 2014, 2013 or 2012. We currently intend to retain all available funds to finance future internal growth and product development and therefore do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Stock Performance Graph

The following graph and tables compare the cumulative total stockholder return data for our stock since December 31, 2009 to the cumulative return over such period of (i) The NASDAQ Composite Index and (ii) the RDG Technology Composite Index. The graph assumes that $100 was invested on December 31, 2009. The graph and tables further assume that such amount was initially invested in the Common Stock of the Company at a per share price of $3.85 (closing price on December 31, 2009) and that of any dividends were reinvested. This performance graph and the corresponding tables are not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance on the following graph and tables is not necessarily indicative of future stock price performance.

	12/09	12/10	12/11	12/12	12/13	12/14
PDF Solutions, Inc.	100.00	125.19	181.04	357.92	665.45	385.97
NASDAQ Composite Index	100.00	117.61	118.70	139.00	196.83	223.74
RDG Technology	100.00	111.01	110.85	126.07	167.16	193.22

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In anticipation of expiration of the repurchase program on November 8, 2014, on October 21, 2014, the Board of Directors adopted a new program, effectively immediately, to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions over the next two years. As of December 31, 2014, 230,311 shares had been repurchased at the average price of $17.56 per share under the old program, at a total purchase price of $4.0 million. No shares have been repurchased under the new program, and $25.0 million remained for future repurchases as of December 31, 2014.

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter ended December 31, 2014.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Design-to-silicon-yield solutions	$52,769	$61,710	$59,061	$51,633	$43,080
Gainshare performance incentives	47,394	39,743	30,479	15,079	18,570
Total revenues	100,163	101,453	89,540	66,712	61,650
Cost of Design-to-silicon-yield solutions:
Direct costs of Design-to-silicon-yield solutions	37,822	39,470	36,236	29,416	26,900
Impairment of deferred costs	1,892	—	—	—	—
Amortization of acquired technology	—	—	261	626	1,285
Total cost of Design-to-silicon-yield solutions	39,714	39,470	36,497	30,042	28,185
Gross profit	60,449	61,983	53,043	36,670	33,465
Operating expenses:
Research and development	14,064	13,314	13,251	13,972	14,955
Selling, general and administrative	18,457	17,025	18,599	18,358	16,002
Amortization of other acquired intangible assets	31	74	174	204	295
Restructuring charges (credits)	57	197	1,889	(110)	885
Total operating expenses	32,609	30,610	33,913	32,424	32,137
Income from operations	27,840	31,373	19,130	4,246	1,328
Interest and other income (expense), net	119	(64)	(248)	73	20
Income before taxes	27,959	31,309	18,882	4,319	1,348
Income tax provision	9,497	10,380	(18,329)	2,439	1,326
Net income	$18,462	$20,929	$37,211	$1,880	$22
Net income per share:
Basic	$0.60	$0.70	$1.30	$0.07	$0.00
Diluted	$0.58	$0.67	$1.25	$0.07	$0.00
Weighted average common shares:
Basic	30,743	29,826	28,700	28,086	27,257
Diluted	31,939	31,393	29,809	28,431	27,471

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$115,464	$89,371	$61,637	$46,041	$38,154
Working capital	147,032	120,915	82,900	57,236	50,849
Total assets	177,438	151,164	124,260	74,384	68,392
Long-term obligations	3,227	3,584	3,502	4,156	4,949
Total stockholders’ equity	161,823	134,712	101,060	56,843	50,832

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

Industry Trend

Consistent with the trend since 2010, we believe that the largest logic foundries will continue to increase their investment in leading edge nodes and capacity in 2015. Leading foundries continue to invest in new technologies such as multi-patterned lithography and 3-D transistor architecture, which has resulted in an increase in our business, and improved results of operations in the past few years.

Whether future investments by foundries continue to result in an increase in our business and improved results of operations depends on the agreements we are able to enter into for specific projects with our customers.  As we disclosed on September 29, 2014, negotiations with a customer for two projects agreements stalled and, as a result, we recognized in the third fiscal quarter of 2014 the deferred cost associated with those projects that we had incurred through that time.  With no offsetting revenue for those projects in the period, our results of operations - specifically our margins - were negatively impacted. However, as we disclosed on January 7, 2015, we were able to reach agreement with that customer and contracts for the two projects were signed.  As a result, we expect Design-to-silicon-yield solutions revenue from these contracts to be approximately $6.0 million, all of which will be recognized in the first fiscal quarter of 2015.  There may also be future Gainshare performance incentives revenue from one of these two deals, which solely depends on the foundry's manufacturing volumes, which could be affected by the foundry's investment in the leading edge node and capacity.

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

Financial Highlights

The following were our financial highlights for the year ended December 31, 2014:

•

Total revenues were $100.2 million, which was a decrease $1.3 million, or 1%, compared to the year ended December 31, 2013. Design-to-silicon-yield solutions revenues were $52.8 million, which was a decrease of $8.9 million, or 14%, compared to the year ended December 31, 2013. The decrease in Design-to-silicon-yield solutions revenue was primarily the result of the wind down of several 28nm engagements not being fully offset yet by the ramp up of newer 20nm and 14nm engagements. Gainshare performance incentives revenue was $47.4 million, an increase of $7.7 million, or 19%, compared from the year ended December 31, 2013. The increase in revenue from Gainshare performance incentives was primarily the result of higher wafer volumes at customers’ manufacturing facilities.

•

Net income was $18.5 million, compared to $20.9 million for the year ended December 31, 2013. The decrease in net income was attributable to a decrease in gross margin of $1.5 million, an increase in total operating expense of $2.0 million, offset by an increase of interest and other income of $0.2 million and a decrease in income tax provision of $0.9 million. The decrease in gross margin of $1.5 million primarily related to an impairment of deferred costs of $1.9 million during the year relating to two contracts with a customer, as stated above.

•

Net income per basic and diluted share was $0.60 and $0.58, respectively, for the year ended December 31, 2014 compared to net income per basic and diluted share of $0.70 and $0.67, respectively, for the year ended December 31, 2013, a decrease of $0.10 and $0.09 per basic and diluted share, respectively.

•

Cash, cash equivalents and investments increased $26.1 million to $115.5 million at December 31, 2014 from $89.4 million at December 31, 2013, primarily due to cash generated from operating activities during the year.

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

We generate a significant portion of our Design-to-silicon-yield solutions revenue from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require reliable estimation of costs to perform obligations and the overall scope of each engagement. Revenue under project–based contracts for solution implementation services is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. Losses on fixed-price solution implementation contracts are recognized in the period when they become probable. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. Revenue under time and materials contracts for solution implementation services are recognized as the services are performed. On occasion, we license our software products as a component of our fixed-price service contracts. In such instances, the software products are licensed to customers over a specified term of the agreement with support and maintenance to be provided at each customer's option over the license term. The amount of product and service revenue recognized in a given period is affected by our judgment as to whether an arrangement includes multiple deliverables and, if so, our determination of the fair value of each deliverable. In general, vendor-specific objective evidence of selling price (“VSOE”) does not exist for our solution implementation services and software products and because our services and products include our unique technology, we are not able to determine third-party evidence of selling price (“TPE”). Therefore, in such circumstances we use best estimated selling prices (“BESP”) in the allocation of arrangement consideration. In determining BESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. We typically arrive at BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting. After fair value is established for each deliverable, the total transaction amount is allocated to each deliverable based upon its relative fair value. Fees allocated to solution implementation services are recognized using the cost-to-cost percentage of completion method of contract accounting. Fees allocated to software and related support and maintenance are recognized under software revenue recognition guidance. We defer certain pre-contract costs incurred for specific anticipated contracts. Deferred costs consist primarily of direct costs to provide solution implementation services in relation to the specific anticipated contracts. We recognize such costs as a component of cost of revenues, the timing of which is dependent upon the revenue recognition policy by contract. At the end of reporting period, we evaluate our deferred costs for their probable recoverability. We recognize impairment of deferred costs when it is determined that the costs no longer have future benefits and are no longer recoverable.

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

Income Taxes

We are required to assess the likelihood that our deferred tax assets will be recovered from future taxable income and if we believe that they are not likely to be realizable before the expiration dates applicable to such assets then, to the extent we believe that recovery is not likely, establish a valuation allowance. Changes in the net deferred tax assets, less offsetting valuation allowance, in a period are recorded through the income tax provision in the consolidated statements of operations. During the year ended December 31, 2012, based on our evaluation and weighting of the positive and negative evidence available, we concluded that it was more likely than not that our deferred tax assets would be realizable before the applicable expiration dates, with the exception of California R&D tax credits, and determined that valuation allowances aggregating to $19.9 million were no longer needed. This has been reported as a component of income tax benefit in the accompanying Consolidated Statement of Operations.  As of December 31, 2014, we believe that most of our deferred tax assets are “more-likely-than not” to be realized with the exception of California R&D tax credits that have not met the “more-likely-than not” realization threshold criteria because on an annual basis and pursuant to current law, we generate more California credits than California tax. As a result, at December 31, 2014, the excess California tax credit continues to be subject to a full valuation allowance. See Note 8 to the consolidated financial statements for further disclosures regarding our income taxes. If we conclude at a future financial reporting period that there has been a change in our ability to realize our California R&D credit deferred tax assets, and it is at such time no longer “more likely than not” that we will realize the tax credits before applicable expiration dates, our tax provision will increase in the period in which we make such determination.

Our income tax calculations are based on application of the respective U.S. federal, state or foreign tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations. At December 31, 2014, no deferred taxes have been provided on undistributed earnings of approximately $4.8 million from the Company’s international subsidiaries since these earnings have been, and under current plans will continue to be, permanently reinvested outside the United States. It is not practicable to determine the amount of the unrecognized tax liability at this time.

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

Results of Operations

The following table sets forth, for the years indicated, the percentage of total revenues represented by the line items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2014	2013	2012
Revenues:
Design-to-silicon-yield solutions	53%	61%	66%
Gainshare performance incentives	47	39	34
Total revenues	100	100	100
Cost of Design-to-silicon-yield solutions:
Direct costs of Design-to-silicon-yield solutions	38	39	41
Impairment of deferred costs	2	—	—
Amortization of acquired technology	—	—	—
Total cost of Design-to silicon-yield solutions	40	39	41
Gross profit	60	61	59
Operating expenses:
Research and development	14	13	15
Selling, general and administrative	18	17	21
Amortization of other acquired intangible assets	—	—	—
Restructuring charges	—	—	2
Total operating expenses	32	30	38
Income from operations	28	31	21
Interest and other income, net	—	—	—
Income before taxes	28	31	21
Income tax provision (benefit)	10	10	(21)
Net income	18%	21%	42%

Years Ended December 31, 2014 and 2013

Revenues	2014	2013	$ Change	% Change
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$52,769	$61,710	$(8,941)	(14)%
Gainshare performance incentives	47,394	39,743	7,651	19
Total	$100,163	$101,453	$(1,290)	(1)%

Design-to-silicon-yield solutions.   Design-to-silicon-yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-silicon-yield solutions revenue decreased $8.9 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to the result of the wind down of several 28nm engagements not being fully offset yet by the ramp up of newer 20nm and 14nm engagements. During the year ended December 31, 2014, we recognized favorable changes in one project’s profitability from revisions in estimates that resulted in a net increase of $1.7 million in gross profit. The changes were primarily due to customer directed scope changes. Our Design-to-silicon-yield solutions revenue may fluctuate in the future and is dependent on a number of factors, including the semiconductor industry’s continued acceptance of our solutions, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets including photovoltaic and LED, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own business or, in the case of a time and materials contract, may take advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

Gainshare Performance Incentives.   Gainshare performance incentives revenue represents profit sharing and performance incentives earned contingent upon our customers reaching certain defined operational levels and typically depending on volumes of wafers manufactured by our customers. Revenue derived from Gainshare performance incentives increased $7.7 million for the year ended December 31, 2014 compared to the year ended December 31, 2013.  The increase was primarily the result of a higher wafer volumes at customers’ manufacturing facilities.  Our Gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate Gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for Gainshare performance incentives.

Cost of Design-to-silicon-yield solutions	2014	2013	$ Change	% Change
(In thousands, except for percentages)
Direct costs of Design-to-silicon-yield solutions	$37,822	$39,470	$(1,648)	(4)%
Impairment of deferred costs	1,892	—	1,892	—
Total	$39,714	$39,470	$244	1%

Costs of Design-to-silicon-yield solutions. Costs of Design-to-silicon-yield solutions consist of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization of acquired technology.  Direct costs of Design-to-silicon-yield solutions consist of services costs and software licenses costs. Services costs consist of material, employee compensation and related benefits, overhead costs, travel and allocated facilities-related costs. Software license costs consist of costs associated with licensing third-party software used by our employees in providing services to our customers in solution engagements, or sold in conjunction with our software products. Direct costs of Design-to-silicon-yield solutions decreased $1.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to a $1.6 million net change in the deferred cost related to timing of completion of the contract signature process, a $0.2 million decrease in outside service expense, a $0.1 million decrease in third party software royalty expense, a $0.3 million decrease in equipment expense, offset by a $0.2 million increase in personnel-related cost, and a $0.4 million increase in depreciation expense of test equipment. During the year ended December 31, 2014, the Company impaired $1.9 million of deferred pre-contract costs for two contracts with a customer as it was determined that the costs were no longer recoverable.

Research and Development	2014	2013	$ Change	% Change
(In thousands, except for percentages)
Research and Development	$14,064	$13,314	750	6%

Research and Development.   Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel, facilities cost allocations, and stock-based compensation charges. Research and development expenses increased $0.8 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to a $0.3 million increase in personnel-related cost, a $0.3 million increase in outside service expense, a $0.1 million increase in facility expense and a $0.1 million increase in lab supplies. The increase in personnel-related cost was primarily driven by a $0.4 million increase in salaries and benefits due to an increase in headcount, a $0.2 million increase in stock-based compensation expense due to higher fair value per share for the grants awarded during the current year and higher level of grants as compared to the prior year, offset by a $0.3 million decrease in variable compensation. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the size and the timing of product development projects and revenue generating activity requirements.

Selling, General and Administrative	2014	2013	$ Change	% Change
(In thousands, except for percentages)
Selling, general and administrative	$18,457	$17,025	1,432	8%

Selling, General and Administrative.   Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased $1.4 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to a $1.1 million increase in personnel-related cost which was primarily driven by higher stock-based compensation expense, a result of the impact of accelerated vesting of awards granted to our exiting board members and higher fair value per share for the grants awarded during the current year as well as higher level of grants compared to prior year, a $0.6 million increase in legal and accounting expense due to increased legal activities, a $0.1 million increase in travel expense, offset by a $0.4 million decrease in subcontractor expense. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

Amortization of Other Acquired Intangible Assets	2014	2013	$ Change	% Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$31	$74	(43)	(58)%

Amortization of Other Acquired Intangible Assets.   Amortization of other acquired intangible assets consists of the amortization of intangibles acquired as a result of certain business combinations. Amortization of other acquired intangible assets for the year ended December 31, 2013 decreased $43,000 compared to the year ended December 31, 2013 as all other acquired intangible assets were fully amortized as of December 31, 2014.

Restructuring Charges (Credits)	2014	2013	$ Change	% Change
(In thousands, except for percentages)
Restructuring charges (credits)	$57	$197	(140)	(71)%

Restructuring Charges (Credits).   Restructuring charges for the year ended December 31, 2014 and 2013 was primarily related to the restructuring plan announced on October 24, 2012 as part of the Company’s continuing efforts to simplify the organization, leverage cross-training and learning, and reduce annual operating expenses.

Interest and Other Income (Expense), Net	2014	2013	$ Change	% Change
(In thousands, except for percentages)
Interest and other income (expense), net	$119	$(64)	183	(286)%

Interest and Other Income (Expense), Net.  Interest and other income (expense), net, primarily consists of interest income (expense) and foreign currency exchange gain (loss). The interest and other income (expense), net for the year ended December 31, 2014 and 2013 was primarily related to gains (losses) related to the EURO to U.S. Dollar exchange rate. For the year ended December 31, 2014 and 2013, interest and other income (expense) was an income of $0.1 million and an expense of $0.1 million, respectively, or an increase of $0.2 million in income year over year. The change was primarily due to foreign exchange rate movements. We anticipate interest and other income (expense), net will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

Income Tax Provision (benefit)	2014	2013	$ Change	% Change
(In thousands, except for percentages)
Income tax provision (benefit)	$9,497	$10,380	883	(9)%

Income Tax Provision (benefit).    Our effective tax rate was 33.97% for 2014 which was slightly lower than the statutory federal income tax rate of 35% primarily due to the benefit of lower tax rates on earnings of foreign subsidiaries and the application of tax incentives for research and development. The change in income tax provision to $9.5 million from $10.4 million was primarily due to the lower taxable income. Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, research and development credits as a percentage of aggregate pre-tax income, the tax effects of employee stock activity and the effectiveness of our tax planning strategies.

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

Gainshare Performance Incentives.    Gainshare revenue derived from Gainshare performance incentives increased $9.3 million for the year ended December 31, 2013 compared to the year ended December 31, 2012.  The increase was primarily the result of a higher number of projects reaching performance measures for achieving Gainshare combined with higher wafer volumes at customers’ manufacturing facilities.

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

Research and Development.   Research and development expenses was the same for the year ended December 31, 2013 compared to the year ended December 31, 2012.

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

Interest and Other Income (Expense), Net.  Interest and other income (expense), net, primarily consists of interest income (expense) and foreign currency exchange gain (loss). The interest and other income (expense), net for the year ended December 31, 2013 and 2012 was primarily related to gains (losses) related to the EURO to U.S. Dollar exchange rate. For the year ended December 31, 2013 and 2012, interest and other income (expense) was an expense of $0.1 million and $0.3 million, respectively, or a decrease of $0.2 million in expense year over year. The decrease was primarily due to us entering into a foreign currency forward contract during the year ended December 31, 2013 to reduce our exposure to foreign currency rate changes.

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

Liquidity and Capital Resources

Operating Activities

Cash flows provided by operating activities was $27.1 million for the year ended December 31, 2014. This resulted from net income of $18.5 million, the addition of $13.7 million from non-cash charges, partially offset by a cash decrease of $5.1 million reflected in the net change of operating assets and liabilities.  Non-cash charges consisted primarily of stock-based compensation of $8.5 million, deferred taxes of $2.9 million, tax benefit related to stock-based compensation plan of $1.7 million, depreciation and amortization of $2.0 million, impairment of deferred costs of $1.9 million, partially offset by excess tax benefit from stock-based compensation of $1.6 million, purchases of treasury stock in connection with tax withholdings on restricted stock grants of $1.6 million and gain on disposal of property and equipment of $0.2 million. Cash flow increases resulting from the net change in operating assets and liabilities primarily consisted of $1.4 million net increase in deferred revenue and billing in excess of recognized revenue, offset by a $2.9 million increase in accounts receivable, due to timing of customer payment, $0.7 million decrease in prepaid expense and other assets, $1.5 million decrease in accounts payable due to timing of payment of third party services, $1.4 million decrease in accrued compensation and related benefits, which was primarily driven by the decrease in variable compensation. The $1.5 million combined cash flow decrease resulting from the increase in accounts receivable, the increase in deferred revenue and the decrease in billings in excess of recognized revenues was primarily due to the timing of billing milestones and payments received.

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

Investing Activities

Cash flows used in investing activities of $3.7 million for the year ended December 31, 2014 consisted of $4.0 million of payments for capital expenditures, offset by $0.3 million of proceeds from sales of property and equipment. Cash flows used in investing activities of $4.6 million for the year ended December 31, 2013 consisted of payments for capital expenditures.

Financing Activities

Cash flows provided by financing activities of $2.7 million for the year ended December 31, 2014 consisted of $3.2 million of proceeds from the exercise of stock options, $1.4 million of proceeds from our Employee Stock Purchase Plan, $1.6 million of excess tax benefit from stock-based compensation, offset by $3.5 million of cash used to repurchase shares of our common stock. Cash flows provided by financing activities of $7.0 million for the year ended December 31, 2013 consisted of $5.3 million of proceeds from the exercise of stock options, $1.3 million of proceeds from our Employee Stock Purchase Plan and excess tax benefit from stock-based compensation of $0.4 million.

Liquidity

As of December 31, 2014, our working capital, defined as total current assets less total current liabilities, was $147.0 million, compared to $120.9 million as of December 31, 2013. Cash and cash equivalents were $115.5 million as of December 31, 2014, compared to $89.4 million as of December 31, 2013.  As of both December 31, 2014 and 2013, cash and cash equivalents held by our foreign subsidiaries were $2.0 million. We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to continue to fund our R&D efforts, repurchase common stock or fund potential investments in, or acquisitions of complementary products, technologies or businesses or acquire new office space for our headquarters. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligations	2015	2016	2017	2018	2019	Total
Operating lease obligations	1,827	1,744	1,402	794	58	5,825
Purchase obligations(1)	3,140	7	—	—	—	3,147
Total(2)	$4,967	$1,751	$1,402	794	58	$8,972

(1)	Purchase obligations consist of agreements to purchase goods and services entered in the ordinary course of business.

(2)

The contractual obligation table above excludes liabilities for uncertain tax positions of $2.6 million, which are not practicable to assign to any particular years, due to the inherent uncertainty of the tax positions.  See Note 8 of “Notes to Consolidated Financial Statements” for further discussion.

Operating lease amounts include minimum rental payments under our operating leases for our office facilities, as well as computers, office equipment, and vehicles that we utilize under lease agreements. These agreements expire at various dates through 2019.

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

Interest Rate Risk.   As of December 31, 2014, we had cash and cash equivalents of $115.5 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at December 31, 2014 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. We enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a large global financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net. On December 29, 2014, we entered into a forward contract to buy EUR 5.5 million at 1.2199. As of December 31, 2014, the notional amount of this outstanding forward contract was $6.7 million. The foreign currency exchange rate movement of plus-or-minus 10% will result in the change in fair value of this contract of plus-or-minus $0.7 million.

Item 8.   Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this Item 8 are listed in Item 15(a)(1) of this Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2014 in connection with the filing of this Annual Report on Form 10-K. Based on that evaluation as of December 31, 2014, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Our management, with the participation of our principal executive officer and principal financial and accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. This evaluation was based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form  10-K.

   Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter ended December 31, 2014, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B.   Other Information.

None.

PART III

Pursuant to Paragraph (3) of the General Instructions to Form 10-K, certain of the information required by Part III of this Form 10-K is incorporated by reference from our Proxy Statement as set forth below. The Proxy Statement is expected to be filed within 120 days of December 31, 2014.

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

The following documents are filed as part of this report:

(1) Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firms

See Index to Consolidated Financial Statements.

See the Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3) Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signature pages of this Form 10-K.

PDF SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PDF Solutions, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of PDF Solutions, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 2, 2015

PDF SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$115,464	$89,371
Accounts receivable, net of allowances of $381 and $354, respectively	37,725	34,860
Deferred tax assets - current portion	3,343	5,920
Prepaid expenses and other current assets	2,888	3,632
Total current assets	159,420	133,783
Property and equipment, net	8,832	7,064
Intangible assets, net	—	31
Deferred tax assets - long-term portion	8,025	8,599
Other non-current assets	1,161	1,687
Total assets	$177,438	$151,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$803	$1,129
Accrued compensation and related benefits	6,112	7,707
Accrued and other current liabilities	1,733	1,593
Deferred revenues - current portion	3,740	2,096
Billings in excess of recognized revenues	—	343
Total current liabilities	12,388	12,868
Long-term income taxes payable	2,600	2,956
Other non-current liabilities	627	628
Total liabilities	15,615	16,452
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 36,258 and 35,285, respectively; shares outstanding 31,116 and 30,437, respectively	5	5
Additional paid-in capital	248,734	233,813
Treasury stock, at cost, 5,142 and 4,848 shares, respectively	(34,048)	(28,905)
Accumulated deficit	(52,187)	(70,649)
Accumulated other comprehensive income	(681)	448
Total stockholders’ equity	161,823	134,712
Total liabilities and stockholders’ equity	$177,438	$151,164

See accompanying notes to consolidated financial statements.

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Revenues:
Design-to-silicon-yield solutions	$52,769	$61,710	$59,061
Gainshare performance incentives	47,394	39,743	30,479
Total revenues	100,163	101,453	89,540
Cost of Design-to-silicon-yield solutions:
Direct costs of Design-to-silicon-yield solutions	37,822	39,470	36,236
Impairment of deferred cost	1,892	—	—
Amortization of acquired technology	—	—	261
Total cost of Design-to-silicon-yield solutions	39,714	39,470	36,497
Gross profit	60,449	61,983	53,043
Operating expenses:
Research and development	14,064	13,314	13,251
Selling, general and administrative	18,457	17,025	18,599
Amortization of other acquired intangible assets	31	74	174
Restructuring charges	57	197	1,889
Total operating expenses	32,609	30,610	33,913
Income from operations	27,840	31,373	19,130
Interest and other income (expense), net	119	(64)	(248)
Income before taxes	27,959	31,309	18,882
Income tax provision (benefit)	9,497	10,380	(18,329)
Net income	$18,462	$20,929	$37,211

Net income per share
Basic	$0.60	$0.70	$1.30
Diluted	$0.58	$0.67	$1.25

Weighted average common shares
Basic	30,743	29,826	28,700
Diluted	31,939	31,393	29,809

Net income	$18,462	$20,929	$37,211
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(1,129)	397	134
Reclassification adjustment for other-than-temporary impairment on auction-rate-securities recognized in earnings, net of tax	—	—	216
Comprehensive income	$17,333	$21,326	$37,561

See accompanying notes to consolidated financial statements.

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock			Treasury Stock			Other
			Additional				Comprehensive
			Paid-In			Accumulated	Income
	Shares	Amount	Capital	Shares	Amount	Deficit	(Loss)	Total
	(In Thousands)
Balances, January 1, 2012	28,304	$4	$208,826	4,331	$(22,899)	$(128,789)	$(299)	$56,843
Issuance of common stock in connection with employee stock purchase plan	201	-	978	-	-	-	-	978
Issuance of common stock in connection with exercise of options	1,019	-	5,528	-	-	-	-	5,528
Vesting of restricted stock units	172	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(45)	-	-	45	(511)	-	-	(511)
Purchases of treasury stock	(425)	-	-	425	(4,368)	-	-	(4,368)
Stock-based compensation expense	-	-	4,880	-	-	-	-	4,880
Tax benefit from employee stock plans			149					149
Comprehensive income	-	-	-	-	-	37,211	350	37,561
Balances, December 31, 2012	29,226	$4	$220,361	4,801	$(27,778)	$(91,578)	$51	$101,060
Issuance of common stock in connection with employee stock purchase plan	184	-	1,317	-	-	-	-	1,317
Issuance of common stock in connection with exercise of options	871	1	5,338	-	-	-	-	5,339
Vesting of restricted stock units	217	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(61)	-	-	61	(1,283)	-	-	(1,283)
Issuance of treasury stock		-	(156)	(14)	156	-	-	-
Stock-based compensation expense	-	-	6,591	-	-	-	-	6,591
Tax benefit from employee stock plans			362					362
Comprehensive income	-	-	-	-	-	20,929	397	21,326
Balances, December 31, 2013	30,437	$5	$233,813	4,848	$(28,905)	$(70,649)	$448	$134,712
Issuance of common stock in connection with employee stock purchase plan	114	-	1,437	-	-	-	-	1,437
Issuance of common stock in connection with exercise of options	509	-	3,225	-	-	-	-	3,225
Vesting of restricted stock units	350	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(100)	-	-	100	(1,577)	-	-	(1,577)
Purchase of treasury stock	(194)	-	-	194	(3,566)	-	-	(3,566)
Stock-based compensation expense	-	-	8,512	-	-	-	-	8,512
Tax benefit from employee stock plans			1,747					1,747
Comprehensive income	-	-	-	-	-	18,462	(1,129)	17,333
Balances, December 31, 2014	31,116	$5	$248,734	5,142	$(34,048)	$(52,187)	$(681)	$161,823

See accompanying notes to consolidated financial statements.

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Operating activities:
Net income	$18,462	$20,929	$37,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,010	1,385	515
Stock-based compensation expense	8,547	6,693	4,891
Impairment of deferred costs	1,892	—	—
Amortization of acquired intangible assets	31	74	434
Deferred taxes	2,886	5,539	(20,060)
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(1,577)	(1,283)	(511)
Provision for doubtful accounts	27	3	97
Unrealized loss on foreign currency forward contract	50	—	—
Loss (gain) on disposal of assets	(242)	(7)	45
Gain on sale of investments	—	—	(50)
Net impairment of investments	—	—	75
Tax benefit related to stock-based compensation expense	1,747	362	149
Excess tax benefit from stock-based compensation expense	(1,635)	(353)	(114)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(2,892)	(636)	(12,150)
Prepaid expenses and other assets	(657)	(1,053)	(1,250)
Accounts payable	(1,516)	(566)	722
Accrued compensation and related benefits	(1,421)	(3,216)	5,669
Accrued and other liabilities	7	(913)	13
Deferred revenues	1,713	(1,131)	352
Billings in excess of recognized revenues	(343)	(464)	(1,282)
Net cash provided by operating activities	27,089	25,363	14,756
Investing activities:
Proceeds from the sale of investments	—	—	975
Proceeds from the sale of property and equipment	285	—	—
Purchases of property and equipment	(3,958)	(4,628)	(2,334)
Net cash used in investing activities	(3,673)	(4,628)	(1,359)
Financing activities:
Exercise of stock options	3,225	5,339	5,527
Proceeds from employee stock purchase plan	1,437	1,317	977
Purchases of treasury stock	(3,566)	—	(4,368)
Excess tax benefit from stock-based compensation expense	1,635	353	114
Net cash provided by financing activities	2,731	7,009	2,250
Effect of exchange rate changes on cash and cash equivalents	(54)	(10)	(51)
Net increase in cash and cash equivalents	26,093	27,734	15,596
Cash and cash equivalents, beginning of year	89,371	61,637	46,041
Cash and cash equivalents, end of year	$115,464	$89,371	$61,637
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Taxes	$4,222	$4,747	$1,665
Interest	$—	$—	$—
Property and equipment received and accrued in accounts payable and accrued and other liabilities	$212	$312	$486

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

The Company primarily sells its technologies and services to companies in Asia, Europe and North America within the semiconductor industry. As of December 31, 2014, three customers accounted for 80% of the Company’s gross accounts receivable and 79% of the Company’s revenues for 2014. As of December 31, 2013, three customers accounted for 76% of the Company’s gross accounts receivable and 74% of the Company’s revenues for 2013. See Note 10 for further details. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses.  The allowance for doubtful accounts, which was based on management’s best estimates, could be adjusted in the near term from current estimates depending on actual experience. Such adjustments could be material to the consolidated financial statements.

Cash, Cash Equivalents and Short-term Investments — The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Investments with original maturities greater than three months and less than one year are classified as short-term investments.

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

The Company defers certain pre-contract costs incurred for specific anticipated contracts. Deferred costs consist primarily of direct costs to provide solution implementation services in relation to the specific anticipated contracts. The Company recognizes such costs as a component of cost of revenues, the timing of which is dependent upon persuasive evidence of contract arrangement assuming all other revenue recognition criteria are met. At the end of the reporting period, the Company evaluates its deferred costs for their probable recoverability. The Company recognizes impairment of deferred costs when it is determined that the costs no longer have future benefits and are no longer recoverable. Deferred costs balance was $0.1 million and $0.7 million as of December 31, 2014 and December 31, 2013, respectively. The balance was included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. During the year ended December 31, 2014, the Company impaired $1.9 million of deferred pre-contract costs for two contracts with a customer as it was determined that the costs were no longer recoverable. The impairment charges were recorded in the impairment of deferred costs in the accompanying condensed consolidated statements of operations and comprehensive income.

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

Accounts Receivable  — Accounts receivable includes amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $9.7 million and $8.0 million at December 31, 2014 and 2013, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon the Company’s assessment of the expected collectability of the accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance.

Allowance for doubtful accounts are summarized below:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs of Accounts	Balance at End of Period
Allowance for doubtful accounts
2014	$354	$27	$—	$381
2013	$351	$3	$—	$354
2012	$254	$97	$—	$351

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

Litigation  — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with Financial Accounting Standard Board ("FASB") requirements. As of December 31, 2014, The Company is not party to any material legal proceedings, thus no loss was probable and no amount was accrued.

Recent Accounting Pronouncements —

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The updated standard will replace existing revenue recognition guidance under GAAP when it becomes effective. Early adoption is not permitted. The updated standard will be effective for the Company beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method and is currently evaluating the impact of adopting this new accounting standard on its financial statements.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

2.  Property and Equipment

Property and equipment consist of (in thousands):

	December 31,
	2014	2013
Computer equipment	$9,817	$9,969
Software	3,369	3,441
Furniture, fixtures, and equipment	756	734
Leasehold improvements	1,127	1,052
Test equipment	6,401	4,928
Construction-in-progress	2,405	1,421
	23,875	21,545
Accumulated depreciation and amortization	(15,043)	(14,481)
	$8,832	$7,064

Depreciation and amortization expense for years ended December 31, 2014, 2013 and 2012 was $2.0 million, $1.4 million and $0.5 million, respectively.

3.   Intangible Assets

 Intangible assets balance was zero and $31,000 as of December 31, 2014 and 2013, respectively. Intangible asset amortization expense for the years ended December 31, 2014, 2013 and 2012 was $31,000, $74,000, and $0.4 million, respectively.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the years ended December 31, 2014, 2013 and 2012, there were no indicators of impairment related to the Company’s intangible assets.

4.  Other Non-Current Liabilities

Other non-current liabilities consist of (in thousands):

	December 31,
	2014	2013
Non-current portion of deferred rent	$314	$384
Non-current portion of deferred revenues	313	244
Total other non-current liabilities	$627	$628

5.  Commitments and Contingencies

Leases  — The Company leases administrative and sales offices and certain equipment under noncancelable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various times through 2019. Rent expense was $2.1 million, $2.0 million and $2.2 million in 2014, 2013 and 2012, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2014 are as follows (in thousands):

Year Ending December 31,
2015	$1,827
2016	1,744
2017	1,402
2018	794
2019	58
Total future minimum lease payments	$5,825

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

Purchase obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of December 31, 2014, total outstanding purchase obligations were $3.1 million which are primarily due within the next 12 months.

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

Litigation — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. As of December 31, 2014, the Company was not party to any material legal proceedings, thus no loss was probable and no amount was accrued.

6.  Stockholders’ Equity

Stock-based compensation expenses related to the Company’s employee stock purchase plan and stock plans were allocated as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cost of Design-to-silicon-yield solutions	$3,419	$2,736	$1,786
Research and development	1,709	1,583	1,083
Selling, general and administrative	3,419	2,374	2,022
Stock-based compensation expense	$8,547	$6,693	$4,891

The stock-based compensation expense for the year ended December 31, 2014 and 2013 in the table above includes expense related to cash-settled stock appreciation rights (“SARs”) granted to certain employees which totaled $34,000 and $102,000, respectively. The Company accounted for these awards as a liability and the amount was included in accrued compensation and related benefits.

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

The fair value of equity awards granted was estimated on the date of grant with the following weighted average assumptions:

	Stock Plans			Employee Stock Purchase Plan
	2014	2013	2012	2014	2013	2012
Expected life (in years)	4.6	4.8	4.8	1.25	1.25	1.25
Volatility	44.0%	54.1%	59.2%	33.4%	45.3%	51.6%
Risk-free interest rate	1.54%	1.03%	0.77%	0.21%	0.19%	0.18%
Expected dividend	—	—	—	—	—	—

On December 31, 2014, the Company had in effect the following stock-based compensation plans:

Stock Plans —  At the annual meeting of stockholders on November 16, 2011, the Company’s stockholders approved the 2011 Stock Incentive Plan, which was amended and restated at the 2013 annual meeting of stockholders on May 28, 2013, when the Company’s stockholders approved the First Amended and Restated 2011 Stock Incentive Plan, and then subsequently amended at the 2014 annual meeting of stockholders on May 27, 2014, when the Company’s stockholders approved the Second Amended and Restated 2011 Incentive Plan (as amended, the “2011 Plan”). Under the 2011 Plan, the Company may award stock options, stock appreciation rights, stock grants or stock units covering shares of the Company's common stock to employees, directors, non-employee directors and contractors. The aggregate number of shares reserved for awards under this plan is 6,550,000 shares, plus up to 3,500,000 shares previously issued under the 2001 Plan that are forfeited or repurchased by the Company or shares subject to awards previously issued under the 2001 Plan that expire or that terminate without having been exercised or settled in full on or after November 16, 2011. In case of awards other than options or stock appreciation rights, the aggregate number of shares reserved under the plan will be decreased at a rate of 1.33 shares issued pursuant to such awards. The exercise price for stock options must generally be at prices no less than the fair market value at the date of grant. Stock options generally expire ten years from the date of grant and become vested and exercisable over a four-year period.

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

As of December 31, 2014, 7.0 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 4.0 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.4 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after adoption of the 2011 Plan through December 31, 2014. As of December 31, 2014, there were no outstanding awards that had been granted outside of the 2011, 2001 or the IDS Plans (collectively, the "Stock Plans").

Additional information with respect to options under the Plans is as follows:

	Outstanding Options
	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2012	3,872	5.91
Granted (weighted average fair value of $4.38 per share)	1,216	8.80
Exercised	(1,019)	5.42
Canceled	(216)	6.34
Expired	(43)	9.78
Outstanding, December 31, 2012	3,810	6.91
Granted (weighted average fair value of $7.75 per share)	77	17.12
Exercised	(871)	6.13
Canceled	(114)	8.76
Expired	(22)	5.98
Outstanding, December 31, 2013	2,880	7.35
Granted (weighted average fair value of $6.66 per share)	28	17.40
Exercised	(509)	6.33
Canceled	(40)	10.03
Expired	(7)	7.41
Outstanding, December 31, 2014	2,352	7.65	5.72	$17,218
Vested and expected to vest, December 31, 2014	2,329	7.62	5.70	$17,103
Exercisable, December 31, 2014	1,858	7.21	5.27	$14,304

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $14.86 as of December 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the year ended December 31, 2014, 2013 and 2012 was $6.7 million, $11.9 million and $5.8 million.

As of December 31, 2014, there was $2.1 million of total unrecognized compensation cost net of forfeitures related to unvested stock options. That cost is expected to be recognized over a weighted average period of 1.36 years. The total fair value of options vested during the year ended December 31, 2014 was $2.2 million. As of December 31, 2013, there was $4.1 million of total unrecognized compensation cost net of forfeitures related to unvested stock options. That cost is expected to be recognized over a weighted average period of 2.07 years. The total fair value of options vested during the year ended December 31, 2013 was $2.9 million.

 Nonvested shares (restricted stock units) were as follows:

	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2012	303	7.82
Granted	359	8.97
Vested	(172)	9.87
Forfeited	(40)	7.66
Nonvested, December 31, 2012	450	7.97

Granted	562	18.25
Vested	(217)	11.01
Forfeited	(36)	11.08
Nonvested, December 31, 2013	759	14.44

Granted	569	19.42
Vested	(350)	14.43
Forfeited	(37)	18.00
Nonvested, December 31, 2014
	941	17.38

As of December 31, 2014, there was $13.8 million of total unrecognized compensation cost related to restricted stock rights. That cost is expected to be recognized over a weighted average period of 2.63 years. Restricted stock units do not have rights to dividends prior to vesting.

Employee Stock Purchase Plan — In July 2001, the Company adopted a ten-year Employee Stock Purchase Plan (“Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The Purchase Plan consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Under the Purchase Plan, on January 1 of each year, starting with 2002, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. At the annual meeting of stockholders on May 18, 2010, the Company's stockholders approved an amendment to the Purchase Plan to extend it through May 17, 2020. As of December 31, 2014, 4.5 million shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. During 2014, 2013 and 2012, the number of shares issued were 114,000, 184,000 and 201,000, respectively, at a weighted average price of $12.62, $7.16 and $4.86 per share, respectively. As of December 31, 2014, 1.2 million shares were available for future issuance under the Purchase Plan. The weighted average estimated fair value of shares granted under the Purchase Plan during 2014, 2013 and 2012 was $6.41, $5.56 and $3.00 per share, respectively. For the year ended December 31, 2014, 2013 and 2012, the Purchase Plan compensation expense was $0.6 million, $0.6 million and $0.4 million, respectively. As of December 31, 2014, there was $0.2 million of unrecognized compensation cost related to the Purchase Plan. That cost is expected to be recognized over a weighted average period of 0.7 years.

Stock Repurchase Program  — On October 29, 2007, the Board of Directors adopted a program to repurchase up to $10.0 million of the Company’s common stock on the open market. The initial program was for three years, but on October 19, 2010, the Board of Directors authorized an extension of, and an increase in, the program and the aggregate amount available to repurchase between October 19, 2010 and October 29, 2012 was reset to $10.0 million of the Company’s common stock, meaning a total of $19.3 million was available. The program expired on October 29, 2012, as of which date, 3.8 million shares had been repurchased at the average price of $4.53 per share and a total purchase price of $17.0 million. On November 8, 2012, the Board of Directors adopted a program to repurchase up to $20.0 million of the Company’s common stock on the open market over the next two years. As of December 31, 2014, 230,311 shares had been repurchased at the average price of $17.56 per share under this program, at a total purchase of $4.0 million. The program expired on November 8, 2014. On October 21, 2014, the Board of Directors adopted a new program, effectively immediately, to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions over the next two years. As of December 31, 2014, no shares had been repurchased under this new program.

7. Restructuring

From time to time, the Company has implemented restructuring plans. For the year ended on December 31, 2014, 2013 and 2012, the Company recorded total restructuring charges of $57,000, $0.2 million and $1.8 million, respectively. As of December 31, 2014, the Company had no outstanding restructuring accrual balance.

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

	Severance	Professional and Other Fees	Total
Balances, January 1, 2012	$—	$—	$—
Restructuring charges	1,733	73	1,806
Payments	(848)	(62)	(910)
Balances, December 31, 2012	$885	$11	$896
Restructuring charges	249	51	300
Payments	(1,121)	(62)	(1,183)
Balances, December 31, 2013	$13	$—	$13
Restructuring charges	57	—	57
Payments	(70)	—	(70)
Balances, December 31, 2014	$—	$—	$—

8.  Income Taxes

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
U.S.
Current	$3,032	$719	$271
Deferred	2,882	5,432	(19,863)
Foreign
Current	476	291	512
Withholding	3,103	3,830	948
Deferred	4	108	(197)
Total provision (benefit)	$9,497	$10,380	$(18,329)

During the years ended December 31, 2014, 2013 and 2012, income before taxes from U.S. operations was $26.2 million, $29.6 million and $17.7 million, respectively, and income before taxes from foreign operations was $1.8 million, $1.7 million and $1.2 million, respectively.

The income tax provision (benefit) differs from the amount estimated by applying the statutory federal income tax rate (35%) for the following reasons (in thousands):

	Year Ended December 31,
	2014	2013	2012
Federal statutory tax provision	$9,786	$10,958	$6,609
State tax provision (benefit)	56	581	(925)
Stock compensation expense	540	393	644
Tax credits	(3,924)	(5,424)	(722)
Foreign tax, net	3,170	3,884	906
Change in valuation allowance	—	—	(25,223)
Other	(131)	(12)	382
Tax provision (benefit)	$9,497	$10,380	$(18,329)

As of December 31, 2014, the Company had California net operating loss carry-forwards (“NOLs”) of approximately $6.2 million. The California NOLs begin expiring after 2031.

The Company’s 2012 tax provision did not include the benefit of the 2012 federal R&D credit. On January 2, 2013, the President of the United States signed into law The American Taxpayer Relief Act of 2012. Under prior U.S. law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extended the research tax credit for two years to December 31, 2013. The extension of the research tax credit was retroactive to January 1, 2012 and included amounts paid or incurred after December 31, 2011. As of December 31, 2014, the Company had federal and state research and experimental and other tax credit (“R&D credits”) carry-forwards of approximately $9.2 million and $12.4 million, respectively. The federal credits begin to expire after 2025, while the California credits have no expiration. The extent to which the federal and state credit carry forwards can be used to offset future tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987.

The Company assesses its deferred tax assets for recoverability on a regular basis, and where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. In fiscal year 2008, management concluded that it was more likely than not that the Company’s net deferred tax assets would not be fully realizable. As a result of management’s evaluation, the Company recorded valuation allowances against substantially all of its net deferred tax assets at that time. The Company evaluates positive and negative evidence at each financial reporting period to determine whether it is more likely than not that the Company’s deferred tax assets would be realizable.  In accordance with such process, at December 31, 2012, the Company again evaluated the available objective evidence, both positive and negative, and concluded that it was more likely than not at that time that a portion of its deferred tax assets would be realizable, and accordingly, the Company determined that valuation allowances aggregating to $19.9 million were no longer needed. This amount released from the valuation allowance has been reported as a component of income tax benefit in the accompanying Consolidated Statement of Operations for the year ended December 31, 2012. The remaining balance of the valuation allowance primarily relates to California R&D tax credits that have not met the “more-likely-than-not” realization threshold criteria. Under current tax law, the Company on an annual basis generates more California credits than California tax. As a result, at December 31, 2014 and 2013, the excess credits of $5.4 million and $5.1 million, respectively continued to be subject to a full valuation allowance. The Company will continue to review its deferred tax assets in accordance with the applicable accounting standards. Net deferred tax assets balance as of December 31, 2014 and 2013 was $11.3 million and $14.5 million respectively. The balance as of December 31, 2014 consists of $3.3 million net deferred tax assets-current portion and $8.0 million net deferred tax assets-long-term portion. The balance as of December 31, 2013 consists of $5.9 million net deferred tax assets-current portion and $8.6 million net deferred tax assets-long-term portion.

Tax attributes related to stock option windfall deductions are not recorded until they result in a reduction of cash tax payable. Federal tax credits and state net operating losses from windfall deductions were excluded from the deferred tax asset balance as of December 31, 2014. As of December 31, 2014, the benefit of the federal credits and state net operating loss deferred tax assets of $5.1 million and $66,000, respectively, will be recorded to additional paid-in capital when they reduce cash taxes payable. As of December 31, 2013, the excluded windfall deductions for federal and state purposes were $4.9 million and $78,000, respectively.

The components of the net deferred tax assets are comprised of (in thousands):

	December 31,
	2014	2013
Deferred tax Assets

Net operating loss carry forward	$533	$621
Research and development and other credit carry forward	5,438	6,938
Foreign tax credit carry forward	1	—
Accruals deductible in different periods	3,021	3,931
Intangible assets	5,555	6,105
Stock-based compensation	2,861	2,491
Valuation allowance	(5,433)	(5,087)
Subtotal	$11,976	$14,999

Deferred tax liabilities

Fixed assets	(632)	(478)
Net Deferred tax assets	$11,344	$14,521

In accordance with the provisions of the accounting standard relating to accounting for uncertain tax positions, the Company classifies its liabilities for income tax exposures as long-term. The Company includes interest and penalties related to unrecognized tax benefits within the Company’s income tax provision. As of December 31, 2014 and 2013, the Company had accrued interest and penalties related to unrecognized tax benefits of $467,000 and $466,000, respectively.  In the years ended December 31, 2014, 2013 and 2012, the Company recognized charges (credits) for interest and penalties related to unrecognized tax benefits in the consolidated statements of operations of $1,000, $39,000 and $(16,000), respectively.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2014 was $10.4 million, of which $6.3 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2013 was $10.2 million, of which $6.3 million, if recognized, would affect the Company's effective tax rate. As of December 31, 2014, the Company has recorded unrecognized tax benefits of $2.6 million, including interest and penalties, as long-term income taxes payable in its consolidated balance sheet. The remaining $8.3 million has been recorded net of our deferred tax assets, of which $4.1 million is subject to a full valuation allowance. The Company does not expect the change in unrecognized tax benefits over the next twelve months to materially impact its results of operations and financial position.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Gross unrecognized tax benefits, January 1, 2012	$9,644
Increases in tax positions for current year	616
Increase in tax positions for prior years	—
Lapse in statute of limitations	(707)
Gross unrecognized tax benefits, December 31, 2012	9,553
Increases in tax positions for current year	1,052
Increases in tax positions for prior years	—
Lapse in statute of limitations	(389)
Gross unrecognized tax benefits, December 31, 2013	10,216
Increases in tax positions for current year	809
Increases in tax positions for prior years	—
Lapse in statute of limitations	(597)
Gross unrecognized tax benefits, December 31, 2014	$10,428

Undistributed earnings of the Company’s foreign subsidiaries of $4.8 million are considered to be indefinitely reinvested and accordingly, no provision for federal and state income taxes has been provided thereon. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable at this time.

Valuation allowance for deferred tax assets is summarized:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs of Accounts	Balance at End of Period
Valuation allowance for deferred tax assets
2014	$5,087	$346	$—	$5,433
2013	4,708	379	—	5,087
2012	30,731	—	(26,023)	4,708

9.  Net Income Per Share

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

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income	$18,462	$20,929	$37,211
Numerator:
Basic weighted-average shares outstanding	30,743	29,826	28,700
Effect of dilutive options and restricted stock	1,196	1,567	1,109
Diluted weighted-average shares outstanding	31,939	31,393	29,809

Net income per share - Basic	$0.60	$0.70	$1.30
Net income per share - Diluted	$0.58	$0.67	$1.25

 The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	December 31,
	2014	2013
Outstanding options	61	49
Nonvested shares of restricted stock units	19	4
Employee Stock Purchase Plan	50	7
Total	130	60

10.  Customer and Geographic Information

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Year Ended December 31,
Customer	2014	2013	2012
A	52%	33%	40%
B	16%	17%	20%
C	11%	24%	13%

The Company had accounts receivable balances from individual customers in excess of 10% of the gross accounts receivable balance as follows:

	December 31,
Customer	2014	2013
A	51%	36%
B	21%	17%
C	*	23%

*  represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (in thousands):

	Year Ended December 31,
	2014		2013		2012
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
United States	$44,963	44%	$39,057	38%	$35,509	40%
Germany	35,142	35	22,431	22	25,928	29
South Korea	5,667	6	20,953	21	9,160	10
Japan	3,789	4	8,340	8	8,514	10
Rest of the world	10,602	11	10,672	11	10,429	11
Total revenue	$100,163	100%	$101,453	100%	$89,540	100%

Long-lived assets, net by geographic area is as follows (in thousands):

	December 31,
	2014	2013
United States	$8,240	$6,578
Rest of the world	592	486
Total long-lived assets, net	$8,832	$7,064

11. Financial Instruments

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2014 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,356	$26,356	$—	$—

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2013 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,353	$26,353	$—	$—

The Company enters into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily on third-party accounts payables and intercompany balances. The primary objective of the Company’s hedging program is to reduce volatility of earnings related to foreign currency exchange rate fluctuations. The counterparty to these foreign currency forward contracts is a large global financial institution that the Company believes is creditworthy, and therefore, the Company believes the credit risk of counterparty nonperformance is not significant. These foreign currency forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these contracts is recorded into earnings as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated assets and liabilities, which is also recorded in other income (expense), net. For the year ended December 31, 2014 and 2013, the Company recognized a realized (loss) gain of ($0.9) million and $0.1 million, respectively on the contracts, which is recorded in other income (expense), net in the Company’s Statement of Operations.

The Company carries these derivatives financial instruments on its Consolidated Balance Sheets at their fair values. The Company’s foreign currency forward contracts are classified as Level 2 because it is not actively traded and the valuation inputs are based on quoted prices and market observable data of similar instruments. As of December 31, 2014, the Company had one outstanding forward contract with a notional amount of $6.7 million and recorded $50,000 other current liabilities associated with this outstanding forward contract.

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

13.  Selected Quarterly Financial Data (Unaudited)

The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the fiscal years ended December 31, 2014 and 2013.

	Year Ended December 31, 2014
	Q1	Q2	Q3	Q4
	(In thousands, except for per share amounts)
Total revenues	$27,086	$24,610	$22,406	$26,061
Gross profit	$17,381	$15,763	$10,792	$16,513
Net income	$6,255	$4,696	$1,761	$5,750
Net income per share:
Basic	$0.21	$0.15	$0.06	$0.19
Diluted	$0.20	$0.15	$0.05	$0.18

	Year Ended December 31, 2013
	Q1	Q2	Q3	Q4
	(In thousands, except for per share amounts)
Total revenues	$24,110	$24,776	$25,489	$27,078
Gross profit	$14,453	$15,035	$14,982	$17,513
Net income	$4,731	$4,552	$4,824	$6,822
Net income per share:
Basic	$0.16	$0.15	$0.16	$0.23
Diluted	$0.15	$0.15	$0.15	$0.21

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

Date: March 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

March 2, 2015	/s/ JOHN K. KIBARIAN	Director, President and Chief Executive Officer
	John K. Kibarian	(principal executive officer)

March 2, 2015	/s/ GREGORY C. WALKER	Vice President, Finance and Chief Financial Officer
	Gregory C. Walker	(principal financial and accounting officer)

March 2, 2015	/s/ LUCIO L. LANZA	Chairman of the Board of Directors
Lucio L. Lanza

March 2, 2015	/s/ R. STEPHEN HEINRICHS	Director
R. Stephen Heinrichs

March 2, 2015	/s/ JOSEPH R. BRONSON	Director
Joseph R. Bronson

March 2, 2015	s/ KIMON MICHAELS	Director
Kimon Michaels

INDEX TO EXHIBITS

Exhibit Number	Description
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc. (incorporated herein by reference to registrant’s Registration Statement on Form S-1/A filed July 9, 2001)
3.02	Amended and Restated Bylaws of PDF Solutions, Inc. (incorporated herein by reference to registrant’s Quarterly Report on Form 10-Q filed August 9, 2005)
4.01	Specimen Stock Certificate (incorporated herein by reference to registrant’s Quarterly Report on Form 10-Q filed September 6, 2001)
10.01

Form of Indemnification Agreement between PDF Solutions, Inc. and certain of its executive officers and directors (incorporated herein by reference to registrant’s Registration Statement on Form S-1 filed August 7, 2000)

10.02

Form of Indemnification Agreement between PDF Solutions, Inc. and certain of its senior executive officers and directors (incorporated herein by reference to the registrant's Annual Report on Form 10-K filed March 16, 2009)*

10.03

PDF Solutions, Inc. 2001 Stock Plan (incorporated herein by reference to registrant’s Quarterly Report on Form 10-Q filed May 10, 2007) and related agreements (incorporated herein by reference to registrant’s Quarterly Report on Form 10-Q filed August 9, 2011)*

10.04	PDF Solutions, Inc. 2001 Employee Stock Purchase Plan (incorporated herein by reference to registrant’s proxy statement dated April 6, 2010)*
10.05	IDS Software, Inc. 2001 Stock Option/Stock Issuance Plan and related agreements (incorporated herein by reference to registrant’s Registration Statement on Form S-8 filed October 17, 2003)*
10.06	PDF Solutions Inc. Second Amended and Restated 2011 Stock Incentive Plan (incorporated herein by reference to the registrant’s proxy statement dated April 15, 2014)
10.07	Form of Stock Option Agreement (Non-statutory) under PDF Solutions, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to registrant's Annual Report on Form 10-K filed March 15, 2012)*
10.08	Form of Stock Unit Agreement under PDF Solutions, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to registrant's Annual Report on Form 10-K filed March 15, 2012)*
10.09	Form of Stock Appreciation Right Agreement under PDF Solutions, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to registrant’s filing on Form 10-Q filed November 9, 2012)
10.10	Employment confirmation to John Kibarian from PDF Solutions, Inc. dated October 13, 2009 (incorporated herein by reference to registrant's Annual Report on Form 10-K filed March 15, 2012)*
10.11	Employment confirmation to Kimon Michaels from PDF Solutions, Inc. dated October 13, 2009 (incorporated herein by reference to registrant's Annual Report on Form 10-K filed March 15, 2012)*
10.12	Offer Letter to Gregory Walker from PDF Solutions, Inc. dated November 1, 2011 (incorporated herein by reference to registrar’s Quarterly Report on Form 10-Q filed November 9, 2011)*
10.13	Offer letter to Cornelius D. Hartgring from PDF Solutions, Inc. dated August 29, 2002 (incorporated herein by reference to registrant’s Annual Report on Form 10-K filed March 26, 2003)*
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

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
†	filed herewith.