Form 10-Q
period 2015-03-31
PDF SOLUTIONS INC
filed 2015-05-04
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2015

or

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

The number of shares outstanding of the Registrant’s Common Stock as of April 30, 2015 was 31,456,484.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$131,880	$115,464
Accounts receivable, net of allowance of $299 and $381, respectively	29,193	37,725
Deferred tax assets - current portion	3,317	3,343
Prepaid expenses and other current assets	2,901	2,888
Total current assets	167,291	159,420
Property and equipment, net	9,895	8,832
Deferred tax assets - non-current portion	7,643	8,025
Other non-current assets	1,448	1,161
Total assets	$186,277	$177,438
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,235	$803
Accrued compensation and related benefits	3,988	6,112
Accrued and other current liabilities	1,588	1,733
Deferred revenues	5,265	3,740
Total current liabilities	12,076	12,388
Non-current liabilities	2,924	3,227
Total liabilities	15,000	15,615
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 36,791 and 36,258, respectively; shares outstanding 31,449 and 31,116, respectively	5	5
Additional paid-in-capital	256,576	248,734
Treasury stock at cost, 5,342 and 5,142 shares, respectively	(37,655)	(34,048)
Accumulated deficit	(46,220)	(52,187)
Accumulated other comprehensive income	(1,429)	(681)
Total stockholders’ equity	171,277	161,823
Total liabilities and stockholders’ equity	$186,277	$177,438

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014

Revenues:
Design-to-silicon-yield solutions	$18,152	$14,919
Gainshare performance incentives	8,665	12,167
Total revenues	26,817	27,086

Costs of Design-to-silicon-yield solutions	$8,804	9,705
Gross profit	18,013	17,381

Operating expenses:
Research and development	4,088	3,596
Selling, general and administrative	4,456	4,329
Amortization of other acquired intangible assets	—	18
Restructuring charges	—	57
Total operating expenses	8,544	8,000

Income from operations	9,469	9,381
Interest and other income (expense), net	51	(87)
Income before income taxes	9,520	9,294
Income tax provision	3,553	3,039
Net income	$5,967	$6,255

Net income per share:
Basic	$0.19	$0.21
Diluted	$0.18	$0.20

Weighted average common shares:
Basic	31,336	30,477
Diluted	32,291	31,965

Net income	$5,967	$6,255
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(748)	(52)
Comprehensive income	$5,219	$6,203

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$5,967	$6,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	605	458
Stock-based compensation expense	2,199	1,660
Amortization of acquired intangible assets	—	18
Deferred taxes	416	1,886
Loss on sale/disposal of property and equipment	—	34
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(2)	(8)
Reversal of allowance for doubtful accounts	(82)	(28)
Unrealized loss on foreign currency forward contract	84	24
Tax benefit related to stock-based compensation expense	1,858	44
Excess tax benefit from stock-based compensation	(1,754)	(41)
Changes in operating assets and liabilities:
Accounts receivable	8,615	2,373
Prepaid expenses and other assets	(315)	(264)
Accounts payable	(988)	(279)
Accrued compensation and related benefits	(2,024)	(2,386)
Accrued and other liabilities	(415)	(442)
Deferred revenues	1,455	2,537
Billings in excess of recognized revenues	—	248
Net cash provided by operating activities	15,619	12,089
Investing activities:
Purchases of property and equipment	(1,145)	(929)
Net cash used in investing activities	(1,145)	(929)
Financing activities:
Proceeds from exercise of stock options	3,128	784
Proceeds from employee stock purchase plan	680	632
Excess tax benefit from stock-based compensation	1,754	41
Purchases of treasury stock	(3,605)	(968)
Net cash provided by financing activities	1,957	489
Effect of exchange rate changes on cash and cash equivalents	(15)	(26)
Net change in cash and cash equivalents	16,416	11,623
Cash and cash equivalents, beginning of period	115,464	89,371
Cash and cash equivalents, end of period	$131,880	$100,994
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Taxes	$1,941	$1,648

Property and equipment received and accrued in accounts payable and accrued and other liabilities	$749	$400

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by PDF Solutions, Inc. (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments), to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all significant intercompany balances and transactions.

The condensed consolidated balance sheet at December 31, 2014, has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

 2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standard Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The updated standard will replace existing revenue recognition guidance under GAAP when it becomes effective. Early adoption is not permitted. The updated standard would be effective for the Company beginning January 1, 2017; however, in April 2015, the FASB agreed to propose a one-year deferral of the effective date. If the proposed deferral is approved, the new standard will become effective for the Company beginning January 1, 2018 and can be applied either the retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method and is currently evaluating the impact of adopting this new accounting standard on its financial statements.

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

  3. BALANCE SHEET COMPONENTS

Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were $9.2 million and $9.7 million as of March 31, 2015, and December 31, 2014, respectively.

Property and equipment consists of (in thousands):

	March 31, 2015	December 31, 2014
Property and equipment, net:
Computer equipment	$8,678	$9,817
Software	1,898	3,369
Furniture, fixtures and equipment	745	756
Leasehold improvements	1,139	1,127
Test equipment	6,677	6,401
Construction-in-progress	3,287	2,405
	22,424	23,875
Less: accumulated depreciation	(12,529)	(15,043)
Total	$9,895	$8,832

Depreciation and amortization expense was $0.6 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.

4. STOCKHOLDERS’ EQUITY

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expenses before taxes related to the Company’s stock plans and employee stock purchase plan were allocated as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of Design-to-silicon-yield solutions	$887	$724
Research and development	491	371
Selling, general and administrative	821	565
Stock-based compensation expenses	$2,199	$1,660

On March 31, 2015, the Company has in effect the following stock-based compensation plans:

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

The Company estimated the fair value of share-based awards granted under the Stock Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Three Months Ended March 31,
	2015	2014
Expected life (in years)	4.51	4.58
Volatility	46.48%	43.35%
Risk-free interest rate	1.25%	1.56%
Expected dividend	—	—
Weighted average fair value per share of options granted during the period	$6.38	$7.75

As of March 31, 2015, 7.0 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 4.0 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.4 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after adoption of the 2011 Plan through March 31, 2015.  As of March 31, 2015, there were no outstanding awards that had been granted outside of the 2011, 2001 or the IDS Plans (collectively, the "Stock Plans").

Stock option activity under the Company’s Stock Plans during the three months ended March 31, 2015, was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2015	2,352	$7.65
Granted (weighted average fair value of $6.38 per share)	12	$16.12
Exercised	(462)	$6.76
Canceled	(10)	$10.41
Expired	(1)	$13.08
Outstanding, March 31, 2015	1,891	$7.90	5.47	$19,032
Vested and expected to vest, March 31, 2015	1,874	$7.87	5.45	$18,918
Exercisable, March 31, 2015	1,511	$7.40	5.00	$15,917

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $17.92 per share as of March 31, 2015. The total intrinsic value of options exercised during the three months ended March 31, 2015, was $5.2 million.

As of March 31, 2015, there was $1.7 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested during the three months ended March 31, 2015, was $0.5 million.

Nonvested restricted stock units activity during the three months ended March 31, 2015, was as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, January 1, 2015	941	$17.38
Granted	12	$16.12
Vested	(19)	$17.86
Forfeited	(18)	$17.66
Nonvested, March 31, 2015	916	$17.35

As of March 31, 2015, there was $12.5 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.4 years.

 Employee Stock Purchase Plan — In July 2001, the Company adopted a ten-year Employee Stock Purchase Plan (as amended, “Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The Purchase Plan consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Under the Purchase Plan, on January 1 of each year, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. At the annual meeting of stockholders on May 18, 2010, the Company’s stockholders approved an amendment to the Purchase Plan to extend it through May 17, 2020.

 The Company estimated the fair value of purchase rights granted under the Purchase Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Three Months Ended March 31,
	2015	2014
Expected life (in years)	1.25	1.25
Volatility	54.21%	34.56%
Risk-free interest rate	0.26%	0.18%
Expected dividend	—	—
Weighted average fair value of purchase rights granted under the Purchase Plan	$6.19	$7.18

During the three months ended March 31, 2015 and 2014, a total of 51,000 and 52,000 shares, respectively, were issued at a weighted-average purchase price of $13.32 and $12.10 per share. For both the three-month periods ended March 31, 2015 and 2014, the Purchase Plan compensation expense was $0.2 million. As of March 31, 2015, there was $1.5 million of unrecognized compensation cost related to the Purchase Plan. That cost is expected to be recognized over a weighted average period of 1.8 years. As of March 31, 2015, 2.8 million shares were available for future issuance under the Purchase Plan.

Stock Repurchase Program —On October 21, 2014, the Board of Directors adopted a program, effective immediately, to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions over the next two years. During the three months ended March 31, 2015, the Company repurchased 199,912 shares under this program. As of March 31, 2015, 199,912 shares had been repurchased at an average price of $18.03 per share under this program for a total purchase of $3.6 million, and $21.4 million remained available for future repurchases.

5. INCOME TAXES

Income tax provision increased $0.5 million for the three months ended March 31, 2015, to $3.5 million as compared to an income tax provision of $3.0 million for the three months ended March 31, 2014. The Company’s effective tax rate was 37.3% and 32.7% for the three months ended March 31, 2015, and March 31, 2014, respectively.  The Company’s effective tax rate increased in the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to the lower reversals of certain unrecognized tax benefits upon statute of limitation lapses and unfavorable changes to New York State Tax apportionment rules. The income tax provision for the three months ended March 31, 2014 was less than the provision at the statutory rate primarily due to changes in unrecognized tax benefits.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of March 31, 2015, was $10.3 million, of which $6.1 million, if recognized, would decrease the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2014, was $10.4 million, of which $6.3 million, if recognized, would affect the Company's effective tax rate. As of March 31, 2015, the Company has recorded unrecognized tax benefits of $2.4 million, including interest and penalties, as long-term taxes payable in its condensed consolidated balance sheet. The remaining $8.4 million has been recorded net of our deferred tax assets, of which $4.2 million is subject to a full valuation allowance.

As of March 31, 2015, the Company believes that its deferred tax assets are “more likely than not” to be realized with the exception of California R&D tax credits that have not met the “more likely than not” realization threshold criteria because on an annual basis and pursuant to current law, the Company generates more California credits than California tax. As a result, at March 31, 2015, the excess California R&D tax credits continue to be subject to a full valuation allowance. In the event the Company concludes at a future financial reporting period that there has been a change in its ability to realize the California R&D credit deferred tax assets, and it is at such time no longer “more likely than not” that the Company will realize the tax credits before applicable expiration dates, the Company’s tax provision will increase in the period in which the Company makes such determination.

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

6. NET INCOME PER SHARE

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

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$5,967	$6,255
Denominator:
Basic weighted-average shares outstanding	31,336	30,477
Effect of dilutive options and restricted stock	955	1,488
Diluted weighted average shares outstanding	32,291	31,965

Net income per share - Basic	$0.19	$0.21
Net income per share - Diluted	$0.18	$0.20

 The following table sets forth potential shares of common stock that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Outstanding options	55	19
Nonvested restricted stock units	414	—
Employee Stock Purchase Plan	264	48
Total	733	67

7. CUSTOMER AND GEOGRAPHIC INFORMATION

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended March 31,
Customer	2015	2014
A	44%	45%
B	28%	13%
C	11%	19%

The Company had gross accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

Customer	March 31, 2015	December 31, 2014

A	40%	51%
C	27%	21%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (in thousands):

	Three Months Ended March 31,
	2015		2014
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
United States	$10,315	38%	$11,399	42%
Germany	6,264	24	9,100	34
South Korea	6,918	26	2,260	8
Rest of the world	3,320	12	4,327	16
Total revenue	$26,817	100%	$27,086	100%

Long-lived assets, net by geographic area are as follows (in thousands):

	March 31, 2015	December 31, 2014
United States	$9,319	$8,240
Rest of the world	576	592
Total long-lived assets, net	$9,895	$8,832

8. FAIR VALUE MEASUREMENTS

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of March 31, 2015, and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,358	$26,358	$—	$—

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2014, and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,356	$26,356	$—	$—

The Company enters into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily on third-party accounts payables and intercompany balances. The primary objective of the Company’s hedging program is to reduce volatility of earnings related to foreign currency exchange rate fluctuations. The counterparty to these foreign currency forward contracts is a large global financial institution that the Company believes is creditworthy, and therefore, the Company believes the credit risk of counterparty nonperformance is not significant. These foreign currency forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these contracts is recorded into earnings as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated assets and liabilities, which is also recorded in other income (expense), net. For the three months ended March 31, 2015, the Company recognized a realized loss on the contracts of $0.7 million, which was recorded in other income (expense), net in the Company’s Statement of Operations and Comprehensive Income. For the three months ended March 31, 2014, the Company did not have gain/loss on foreign currency forward contracts.

The Company carries these derivatives financial instruments on its Consolidated Balance Sheets at their fair values. The Company’s foreign currency forward contracts are classified as Level 2 because it is not actively traded and the valuation inputs are based on quoted prices and market observable data of similar instruments. As of March 31, 2015, the Company had one outstanding forward contract with a notional amount of $6.5 million and recorded $134,000 other current liabilities associated with this outstanding forward contract.

 9. COMMITMENTS AND CONTINGENCIES

 Leases

The Company leases administrative and sales offices and certain equipment under noncancelable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various times through 2019. Rent expense was $0.5 million for each of the three months ended March 31, 2015 and 2014.

Future minimum lease payments under noncancelable operating leases at March 31, 2015, are as follows (in thousands):

Year Ending December 31,	Amount
2015 (remaining nine months)	$1,382
2016	1,753
2017	1,415
2018	806
2019	71
Thereafter	79
Total future minimum lease payments	$5,506

Litigation — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, the Company was not party to any material legal proceedings, thus no loss was probable and no amount was accrued at March 31, 2015.

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

The capacity utilization on 28nm, however, is expected to decline significantly from the first quarter of 2015 through the first half of 2015 according to the foundry volume leader. We believe that it could remain low through the second half of 2015 as well, which would have a negative impact on our revenues.

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

Customer Contracts

Although a substantial portion of our total revenues are concentrated in a small number of customers, the total revenues for each of these customers in any period is the result of Design-to-silicon-yield solutions and Gainshare performance incentives revenues recognized in the period under multiple, separate contracts, with no interdependent performance obligations. These contracts were all entered into in the ordinary course of our business and contain general terms and conditions that are standard across most of our yield improvement solutions customers, including providing services typically targeted to one manufacturing process node, for example the 28 or 20 nanometer node. Fluctuations in future results may occur if any of these customers renegotiate pre-existing contractual commitments due to adverse changes in their own business or, in the case of one time and materials contract, if the customer takes advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship. See the additional discussion in Part I, Item 1, "Customers," on page 9 of our Annual Report on Form 10-K for the year ended December 31, 2014, and in Item 1A, "Risk Factors," on pages 24 through 30 of this Quarterly Report on Form 10-Q, for related information on the risks associated with customer concentration and Gainshare performance incentives revenue.

Financial Highlights

Financial highlights for the three months ended March 31, 2015, were as follows:

•

Total revenues for the three months ended March 31, 2015, were $26.8 million, a decrease of $0.3 million, or 1%, compared to $27.1 million for the three months ended March 31, 2014. Design-to-silicon-yield solutions revenue for the three months ended March 31, 2015, was $18.1 million, an increase of $3.2 million, or 22%, when compared to Design-to-silicon yield solutions revenue of $14.9 million for the three months ended March 31, 2014. The increase in Design-to-silicon yield solutions revenue was primarily the result of recognizing $6.0 million in revenue upon signing of the two contracts with one customer during the period, as discussed above, offset by the wind down of several older engagements across multiple nodes not being fully offset yet by the ramp up of newer 20nm and 14nm engagements. Gainshare performance incentives revenue for the three months ended March 31, 2015, was $8.7 million, a decrease of $3.5 million, or 29%, compared to $12.2 million for the three months ended March 31, 2014. The decrease in revenue from Gainshare performance incentives was primarily the result of lower net volumes reported at older nodes, primarily related to 32nm and 28nm engagements.

•

Net income for the three months ended March 31, 2015, was $6.0 million, compared to $6.3 million for the three months ended March 31, 2014. The decrease in net income was primarily attributable to an increase in income tax provision of $0.5 million, an increase in operating expense of $0.1 million, offset by an increase in gross margin of $0.2 million and an increase of interest and other income of $0.1 million. The increase in income tax provision of $0.5 million was primarily due to an increase in level of operating income and the unfavorable changes to New York State tax apportionment rules. The increase in gross margin of $0.2 million is due to an increase in Design-to-silicon yield solutions revenue from the two contracts mentioned above that did not have corresponding expense in the direct cost of design-to-silicon yield solutions as the costs associated with these contracts were impaired during the third fiscal quarter in 2014. This increase was offset by the decrease in margin due to the mix shift between Design-to-silicon yield solutions and Gainshare performance incentive revenue.

•

Net income per basic and diluted share was $0.19 and $0.18, respectively, for the three months ended March 31, 2015, compared to net income per basic and diluted share of $0.21 and $0.20, respectively, for the three months ended March 31, 2014.

•

Cash and cash equivalents increased $16.4 million from $115.5 million at December 31, 2014, to $131.9 million at March 31, 2015, primarily due to an increase in cash from operating and financing activities during the period, offset by a decrease in cash from investing activities.

Critical Accounting Policies

There were no significant changes in our critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. The following is a brief discussion of the more significant accounting policies and methods that we use.

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

Income Taxes

We are required to assess the likelihood that our deferred tax assets will be recovered from future taxable income and if we believe that they are not likely to be realizable before the expiration dates applicable to such assets then, to the extent we believe that recovery is not likely, establish a valuation allowance. Changes in the net deferred tax assets, less offsetting valuation allowance, in a period are recorded through the income tax provision in the condensed consolidated statements of operations. As of March 31, 2015, we believe that most of our deferred tax assets are “more likely than not” to be realized with the exception of California R&D tax credits that have not met the “more likely than not” realization threshold criteria because on an annual basis and pursuant to current law, we generate more California credits than California tax. As a result, at March 31, 2015, the excess California R&D tax credits continue to be subject to a full valuation allowance. See Note 5 to the condensed consolidated financial statements for further disclosures regarding our income taxes. If we conclude at a future financial reporting period that there has been a change in our ability to realize our California R&D credit deferred tax assets, and it is at such time no longer “more likely than not” that we will realize the tax credits before applicable expiration dates, our tax provision will increase in the period in which we make such determination.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2015	2014
Revenues:
Design-to-silicon-yield solutions	68%	55%
Gainshare performance incentives	32	45
Total revenues	100%	100%
Costs of Design-to-silicon-yield solutions	35	36
Gross margin	65	64
Operating expenses:
Research and development	15	13
Selling, general and administrative	17	16
Gain on sale of assets	(2)	—
Amortization of other acquired intangible assets	—	—
Restructuring charges	—	—
Total operating expenses	30	29
Income from operations	35	35
Interest and other income (expense), net	—	(1)
Income before taxes	35	34
Income tax provision	13	11
Net income	22%	23%

Comparison of the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
			$	%
Revenues	2015	2014	Change	Change
(in thousands, except for percentages)
Design-to-silicon-yield solutions	$18,152	$14,919	$3,233	22%
Gainshare performance incentives	8,665	12,167	(3,502)	(29)%
Total revenues	$26,817	$27,086	$(269)	(1)%

Design-to-silicon-yield solutions. Design-to-silicon-yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-silicon-yield solutions revenue increased $3.2 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due the result of recognizing $6.0 million in revenue upon signing of the two contracts with one customer during the period, as discussed above, offset by the wind down of several older engagements across multiple nodes not being fully offset yet by the ramp up of newer 20nm and 14nm engagements. Our Design-to-silicon-yield solutions revenue may fluctuate in the future and is dependent on a number of factors, including the semiconductor industry’s continued acceptance of our solutions, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets including photovoltaic and LED, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own business or, in the case of a time and materials contract, may take advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

Gainshare Performance Incentives. Gainshare performance incentives revenues represent profit sharing and performance incentives earned contingent upon our customers reaching certain defined operational levels. Revenue derived from Gainshare performance incentives decreased $3.5 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014.  The decrease was primarily the result of lower volumes reported at 32nm and 28nm nodes, only slightly offset by the introduction of new Gainshare revenue from a 20nm node. Our Gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for Gainshare performance incentives.

	Three Months Ended March 31,		$	%
Cost of Design-to-Silicon-Yield Solutions	2015	2014	Change	Change
(in thousands, except for percentages)
Costs of Design-to-silicon-yield solutions	$9,259	$9,705	$(446)	(5)%

Costs of Design-to-silicon-yield solutions. Costs of Design-to-silicon-yield solutions consist of costs incurred to provide and support our services and costs recognized in connection with licensing our software. Services costs consist of material, employee compensation and related benefits, overhead costs, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products. Direct costs of Design-to-silicon-yield solutions for the three months ended March 31, 2015 decreased $0.4 million compared to the three months ended March 31, 2014, primarily due to a $1.1 million decrease in personnel-related expense due to lower headcount, partially as a result of resource realignment to research and development activities, lower variable compensation, somewhat offset by higher stock-based compensation expense, a $0.2 million decrease in travel cost, offset by $0.6 million increase in deferred cost, a $0.1 million increase in subcontractor expense, a $0.1 million increase in depreciation expense, and a $0.1 million increase in facility expense. The direct costs of Design-to-silicon-yield solutions as a percentage of revenues during the three months ended March 31, 2015 was 35% compared to 36% in the three months ended March 31, 2014.

	Three Months Ended March 31,		$	%
Research and Development	2015	2014	Change	Change
(in thousands, except for percentages)
Research and development	$4,088	$3,596	$492	14%

Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations, and stock-based compensation charges. Research and development expenses increased $0.5 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to a $0.3 million increase in subcontractor expense, a $0.1 million increase in personnel-related expense, and a $0.1 million increase in facility expense. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects.

	Three Months Ended March 31,		$	%
Selling, General and Administrative	2015	2014	Change	Change
(in thousands, except for percentages)
Selling, general and administrative	$4,456	$4,329	$127	3%

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased $0.1 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to a $0.1 million increase in travel expense, a $0.1 million increase in subcontractor expense, offset by a $0.1 million decrease in provision for doubtful accounts due to lower level of accounts receivable. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

	Three Months Ended March 31,		$	%
Interest and Other Income (Expense), Net	2015	2014	Change	Change
(in thousands, except for percentages)
Interest and other income (expense), net	$51	$(87)	$138	159%

Interest and Other Income (expense), net.  Interest and other income (expense), net increased $138,000 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. During the three months ended March 31, 2015 and 2014, interest and other income (expense) was an income of $0.1 million and an expense of $0.1 million, respectively, or an increase of $0.2 million in income year over year. The change was primarily due to foreign exchange rate movements. We anticipate interest and other income (expense) will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

	Three Months Ended March 31,		$	%
Income Tax Provision	2015	2014	Change	Change
(in thousands, except for percentages)
Income tax provision	$3,553	$3,039	$514	17%

Income Tax Provision. Income tax provision increased $0.5 million for the three months ended March 31, 2015, compared to three months ended March 31, 2014, primarily due to an increase in level of income and the changes of the New York State tax apportionment rules. The income tax provision for the three months ended March 31, 2014, was less than the provision at the statutory rate primarily due to changes in unrecognized tax benefits.

Liquidity and Capital Resources

Operating Activities

Cash flows provided by operating activities was $15.6 million for the three months ended March 31, 2015. This resulted from net income of $6.0 million, the addition of $3.3 million from non-cash charges and a cash increase of $6.3 million reflected in the net change of operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $2.2 million, deferred taxes of $0.4 million, tax benefit related to stock-based compensation plan of $1.9 million, depreciation and amortization of $0.6 million, partially offset by excess tax benefit from stock-based compensation of $1.8 million. Cash flow increases resulting from the net change in operating assets and liabilities primarily consisted of $8.6 million decrease in accounts receivable, primarily driven by strong collections, a $1.4 million net increase in deferred revenue, offset by a $2.0 million decrease in accrued compensation and related benefits, driven by the payment of variable compensation during the period, a $1.0 million decrease in accounts payable due to timing of payment of third party services, a $0.4 million decrease in accrued and other liabilities and a $0.3 million increase in prepaid expense and other assets. The $10.1 million combined cash flow increase resulting from the decrease in accounts receivable and the increase in deferred revenue was primarily due to the timing of billing milestones and payments received.

Cash flows provided by operating activities was $12.1 million for the three months ended March 31, 2014. This resulted from net income of $6.3 million, the addition of $4.1 million from non-cash charges and a cash increase of $1.7 million reflected in the net change of operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $1.7 million, deferred taxes of $1.9 million and depreciation and amortization of $0.5 million. Cash flow increases resulting from the net change in operating assets and liabilities primarily consisted of a $2.4 million decrease in accounts receivable, primarily driven by strong collections, a $2.5 million increase in deferred revenue, a $0.2 million increase in billing in excess of recognized revenue, offset by a $0.3 million increase in prepaid expense and other assets, a $0.3 million decrease in accounts payable, a $2.4 million decrease in accrued compensation and related benefits, driven by the payment of variable compensation during the quarter, and a $0.4 million decrease in accrued and other liabilities. The $5.2 million combined cash flow increase resulting from the decrease in accounts receivable, the increase in deferred revenue and the increase in billings in excess of recognized revenues was primarily due to the timing of billing milestones and payments received.

Investing Activities

Cash flows used in investing activities of $1.1 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively, consisted of payments for capital expenditures, primarily test equipment.

Financing Activities

      Cash flows provided by financing activities of $2.0 million for the three months ended March 31, 2015, consisted primarily of $3.1 million of proceeds from the exercise of stock options, $0.7 million of proceeds from our Employee Stock Purchase Plan, $1.8 million of excess tax benefit from stock-based compensation, offset by $3.6 million of cash used to repurchase 199,912 shares of our common stock at an average price of $18.03 per share.

      Cash flows provided by financing activities of $0.5 million for the three months ended March 31, 2014 consisted primarily of $0.8 million of proceeds from the exercise of stock options, $0.6 million of proceeds from our Employee Stock Purchase Plan, offset by $0.9 million of cash used to purchase treasury stock.

Liquidity

As of March 31, 2015, our working capital, defined as total current assets less total current liabilities, was $155.2 million, compared with $147.0 million as of December 31, 2014. Cash and cash equivalents were $131.9 million as of March 31, 2015, compared to $115.5 million as of December 31, 2014.  As of March 31, 2015 and December 31, 2014, cash and cash equivalents held by our foreign subsidiaries were $2.2 million and $2.0 million, respectively. We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to continue to fund our R&D efforts, repurchase common stock or fund potential investments in, or acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months.

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

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands) as of March 31, 2015:

	Payments Due by Period
Contractual Obligations (1)	2015 (remaining nine months)	2016	2017	2018	2019	Thereafter	Total
Operating lease obligations	$1,382	$1,753	$1,415	$806	$71	$79	$5,506

(1)

The contractual obligation table above excludes liabilities for uncertain tax positions of $2.4 million, which are not practicable to assign to any particular years, due to the inherent uncertainty of the tax positions.  See Note 5 of “Notes to Consolidated Financial Statements” for further discussion.

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

Interest Rate Risk.   As of March 31, 2015, we had cash and cash equivalents of $131.9 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at March 31, 2015, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. We enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a large global financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net. As of March 31, 2015, we had one outstanding forward contract with a notional amount of $6.5 million. The foreign currency exchange rate movement of plus-or-minus 10% will result in the change in fair value of this contract of plus-or-minus $0.7 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2015, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of March 31, 2015, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, we were not party to any material legal proceedings, thus no loss was probable and no amount was accrued at March 31, 2015.

Item 1A. Risk Factors

We generate most of our revenues from a limited number of customers, and a large percentage of our revenues from a single customer, so decreased business with, or the loss of, any one of these customers , or pricing pressure, or customer consolidation could significantly reduce our revenue or margins, negatively impacting results of operations, and require us to accept lower margin business on future nodes.

Historically, we have had a small number of large customers for our core Design-to-silicon-yield solutions and that contribute significant Gainshare performance incentives revenue, which has further concentrated in the past two years. We expect this trend to continue in the near term. In the year ended December 31, 2014, three customers accounted for 79% of our revenues, with Global Foundries representing 52%, IBM representing 16% and Samsung representing 11% . We could lose a customer due to its decision not to engage us on future process nodes, its decision to reduce the scope of our services or technology used, its decision not to develop its own future process node, or as a result of industry factors, including but not limited to consolidation. Further, new business may be delayed if a key customer uses its leverage to push for terms that are worse for us and we nonetheless continue to negotiate for better terms, in which case Solutions revenue in any particular quarter or year may fail to meet expectations. Also, the loss of any of these customers or the failure to secure new contracts with these customers could further increase our reliance on our remaining customers. For example, in September 2014, we announced that we were unable to close two solutions contracts with one of our largest customers, which restricted our ability to book revenue relating to preliminary work on these projects in that period and required us to impair previously deferred costs. Further, if any of our key customers default, declare bankruptcy or otherwise delay or fail to pay amounts owed, or we otherwise have a dispute with any of these customers, our results of operations would be negatively affected in the short term and possibly the long term. These customers may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses or, in some cases, take advantage of contractual provisions that permit the suspension of contracted work for some period if their business experiences a financial hardship, which would harm our operating results. In particular, these events could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers or reassign resources.

Decreases in wafer volumes at our customers’ manufacturing sites or the volume of ICs that some of our customers are able to sell to their customers would cause our Gainshare performance incentives revenue to suffer.

Our Gainshare performance incentives revenue is largely determined by wafer volumes at manufacturing sites covered by our contracts and, in some cases, the volume of an IC product that our customer is able to sell to its customers. Both of these factors are outside of our control. Further, some of our manufacturing customers’ business is largely dependent on customers that use our manufacturing customer as a second or third source. If those customers consolidate and/or otherwise move the orders to manufacturing facilities not covered by our contracts, or suspend their manufacturing at covered facilities for any reason, including consolidation, our Gainshare revenue will decrease. Reduced demand for semiconductor products decreases the volume of wafers and, in some cases, products our customers are able to sell, which would also directly decrease our Gainshare revenue. Also, our customers may unilaterally decide to implement changes to their manufacturing processes during the period that is covered by Gainshare, which could negatively affect yield results and our revenue. Since we currently work on a small number of large projects at a specified manufacturing sites and, in some cases, on specific IC products, our results of operations are adversely affected by negative changes at those sites or in those products. For example, if wafer orders from sites covered by our contracts are not secured by our customers, if an end product does not achieve commercial viability, if a process line or, in some cases, a specific product, do not achieve significant increases in yield or sustain significant volume manufacturing during the time we receive Gainshare, revenues associated with such volumes or products would be negatively impacted. This could significantly reduce our revenue and results of operations below expectations. In addition, if we work with two directly competitive manufacturing facilities or products, volume in one may offset volume, and thus any of our related Gainshare, in the other facility or product.

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

•	our inability to keep pace with the rapidly evolving technologies and equipment used in the semiconductor design and manufacturing processes;
•	our failure to achieve a satisfactory working structure and an acceptable business model between fabless customers and their foundries;
•	our customers’ failure to achieve satisfactory yield improvements using our Design-to-silicon-yield solutions;
•	the lack of proven results with new technologies and solutions that we may develop;
•	fewer processes being developed at our customers and, therefore, a reduction in the potential impact our solutions can add at any single customer; and
•	our inability to develop, market, or sell effective solutions that are outside of our traditional logic focus of manufacturing process solutions.

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

Our success depends largely on the proprietary nature of our technologies. Our contractual, patent, copyright, trademark, and trade secret protection may not be effective against any particular threat or in any particular location. Our pending patent applications may not result in issued patents, and even if issued, they may not be sufficiently broad to protect our proprietary technologies. Litigation may be necessary from time to time to enforce our IP rights or to determine the validity and scope of the proprietary rights of others. As a result of any such litigation, we could lose our proprietary rights and incur substantial unexpected operating costs. Litigation could also divert our resources, including our managerial and engineering resources. If we are unable to exclude others from using our proprietary technologies and methods without compensation to us, through litigation or otherwise, it could impede our ability to grow our business and our revenues may suffer.

Competition in the market for yield improvement solutions and increased integration between IC design and manufacturing may intensify in the future, which could impede our ability to grow or execute our strategy.

Competition in our market may intensify in the future, which could slow our ability to grow or execute our strategy and could lead to increased pricing pressure, negatively impacting our revenues. Our current and potential customers may choose to develop their own solutions internally, particularly if we are slow in deploying our solutions or improving them to meet market needs. These and other competitors may be able to operate with a lower cost structure than our engineering organization, which would give any such competitor’s products a competitive advantage over our solutions. We currently face indirect competition from the internal groups at IC companies and some direct competition from providers of yield management or prediction software such as KLA-Tencor, Mentor Graphics (through its acquisition of Ponte Solutions), Rudolph Technologies, Inc. (“Rudolph”) (through its acquisition of Yield Dynamics), and Synopsys, Inc., and process control software, such as Applied Materials, Inc. (through its acquisition of the software division of Brooks Automation), BISTel Inc., MKS Instruments, Inc., Rudolph and Trancom Technology, Inc. Further, ARM Ltd. and Synopsys (through its acquisition of Virage Logic Corporation) provide standard cells in the physical IP space and Tela Innovations, Inc. provides software for standard cell synthesis, each of which could compete with our Template™ technology solution. Additionally, Optimal+ and Galaxy Semiconductor Solutions are potential competitors in semiconductor test solutions. Further, we may compete with the products or offerings of the same or additional companies if we expand our offerings through acquisition or development.. Further, electronic design automation suppliers provide alternative DFM solutions that may compete for the same budgetary funds. There may be other providers of commercial solutions for systematic IC yield and performance enhancement of which we are not aware. Further, some providers of yield management software or inspection equipment may seek to broaden their product offerings and compete with us. In addition, we believe that the demand for solutions that address the need for better integration between the silicon design and manufacturing processes may encourage direct competitors to enter into our market. For example, large integrated organizations, such as IDMs, electronic design automation software providers, IC design service companies or semiconductor equipment vendors, may decide to spin-off a business unit that competes with us. Other potential competitors include fabrication facilities that may decide to offer solutions competitive with ours as part of their value proposition to their customers. If these potential competitors change the pricing environment or are able to attract industry partners or customers faster than we can, we may not be able to grow and execute our strategy as quickly or at all.

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

International revenues accounted for approximately 56% of our total revenues for the year ended December 31, 2014 compared to 62% for the year ended December 31, 2013 and 60% for the year ended December 31, 2012. Thus, we face the following additional risks:

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

Measurement of our Gainshare performance incentives requires data collection and the use of estimates in some cases, and is subject to customer agreement and later offset if actual volume results differ from the estimates, which can result in uncertainty and cause quarterly results to fluctuate.

We can only recognize revenue based on Gainshare performance incentives once we have reached agreement with our customers on their level of yield performance improvements and quarterly agreements are sometimes based (to some degree) on estimates of volume results each quarter. Because measuring the amount of yield improvement is inherently complicated and dependent on our customers’ internal information systems, there may be uncertainty as to some components of measurement. Also, because some estimates are used some customers’ Gainshare results, depending on the contract, are subject to later offset when actual volume results become available. This could result in our recognition of less revenue than expected in any particular period. In addition, any delay in measuring revenue attributable to Gainshare could cause all of the associated revenue to be delayed until the next quarter, and any post-period true-up (if allowed by contract) could offset Gainshare in a later period, causing our Gainshare results to be below expectations. Since we currently have only a few large customers and we are relying on Gainshare as a significant component of our total revenues, any delay could significantly harm our quarterly results.

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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended March 31, 2015 (in thousands except per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs(1)
Month #1 (January 1, 2015 through January 31, 2015)	—	$—	—	$25,000
Month #2 (February 1, 2015 through February 28, 2015)	6	$18.48	105	$24,895
Month #3 (March 1, 2015 through March 31, 2015)	194	$18.02	3,499	$21,396
Total	200	$18.03	3,604

(1)

On October 21, 2014, the Board of Directors adopted a program, effectively immediately, to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions over the next two years.

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

PDF SOLUTIONS, INC.

Date: May 4, 2015	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: May 4, 2015	By:	/s/ GREGORY C. WALKER
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