Form 10-Q
period 2015-06-30
PDF SOLUTIONS INC
filed 2015-08-03
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2015

or

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

The number of shares outstanding of the Registrant’s Common Stock as of July 30, 2015 was 31,623,351.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$131,699	$115,464
Accounts receivable, net of allowance of $299 and $381, respectively	30,946	37,725
Deferred tax assets - current portion	2,994	3,343
Prepaid expenses and other current assets	5,003	2,888
Total current assets	170,642	159,420
Property and equipment, net	10,356	8,832
Deferred tax assets - non-current portion	7,351	8,025
Other non-current assets	3,460	1,161
Total assets	$191,809	$177,438
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,898	$803
Accrued compensation and related benefits	4,524	6,112
Accrued and other current liabilities	2,073	1,733
Deferred revenues – current portion	5,647	3,740
Total current liabilities	14,142	12,388
Non-current liabilities	2,886	3,227
Total liabilities	17,028	15,615
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 37,148 and 36,258, respectively; shares outstanding 31,623 and 31,116, respectively	5	5
Additional paid-in-capital	260,801	248,734
Treasury stock at cost, 5,525 and 5,142 shares, respectively	(40,671)	(34,048)
Accumulated deficit	(44,071)	(52,187)
Accumulated other comprehensive loss	(1,283)	(681)
Total stockholders’ equity	174,781	161,823
Total liabilities and stockholders’ equity	$191,809	$177,438

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues:
Design-to-silicon-yield solutions	$14,159	$13,091	$32,311	$28,010
Gainshare performance incentives	9,051	11,519	17,716	23,686
Total revenues	23,210	24,610	50,027	51,696

Costs of Design-to-silicon-yield solutions	9,888	8,847	18,692	18,552
Gross profit	13,322	15,763	31,335	33,144

Operating expenses:
Research and development	4,437	3,337	8,525	6,933
Selling, general and administrative	5,216	4,661	9,672	8,990
Amortization of other acquired intangible assets	—	12	—	30
Restructuring charges	—	—	—	57
Total operating expenses	9,653	8,010	18,197	16,010

Income from operations	3,669	7,753	13,138	17,134
Interest and other income (expense), net	52	(27)	103	(114)
Income before income taxes	3,721	7,726	13,241	17,020
Income tax provision	1,572	3,030	5,125	6,069
Net income	$2,149	$4,696	$8,116	$10,951

Net income per share:
Basic	$0.07	$0.15	$0.26	$0.36
Diluted	$0.07	$0.15	$0.25	$0.34

Weighted average common shares:
Basic	31,522	30,590	31,429	30,533
Diluted	32,400	31,882	32,345	31,923

Net income	$2,149	$4,696	$8,116	$10,951
Other comprehensive income:
Foreign currency translation adjustments, net of tax	146	(89)	(602)	(141)
Comprehensive income	$2,295	$4,607	$7,514	$10,810

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$8,116	$10,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,237	940
Stock-based compensation expense	4,554	4,034
Amortization of acquired intangible assets	—	30
Deferred taxes	997	2,224
Loss (gain) on disposal of property and equipment	3	(93)
Tax withholdings related to net share settlements of restricted stock awards and units	(1,052)	(855)
Reversal of allowance for doubtful accounts	(82)	(28)
Unrealized loss (gain) on foreign currency forward contract	3	(23)
Tax benefit related to stock-based compensation expense	2,094	1,657
Excess tax benefit from stock-based compensation	(1,980)	(1,543)
Changes in operating assets and liabilities:
Accounts receivable	6,861	4,183
Prepaid expenses and other assets	(4,428)	(1,658)
Accounts payable	(39)	(321)
Accrued compensation and related benefits	(1,521)	(1,660)
Accrued and other liabilities	256	(649)
Deferred revenues	1,774	1,380
Billings in excess of recognized revenues	—	(215)
Net cash provided by operating activities	16,793	18,354
Investing activities:
Purchases of property and equipment	(2,388)	(1,946)
Proceeds from the sales of property and equipment	—	135
Net cash used in investing activities	(2,388)	(1,811)
Financing activities:
Proceeds from exercise of stock options	4,764	2,398
Proceeds from employee stock purchase plan	680	632
Excess tax benefit from stock-based compensation	1,980	1,543
Purchases of treasury stock	(5,571)	(3,566)
Net cash provided by financing activities	1,853	1,007
Effect of exchange rate changes on cash and cash equivalents	(23)	(12)
Net change in cash and cash equivalents	16,235	17,538
Cash and cash equivalents, beginning of period	115,464	89,371
Cash and cash equivalents, end of period	$131,699	$106,909
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Taxes	$3,920	$2,702

Property and equipment received and accrued in accounts payable and accrued and other liabilities	$582	$788

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standard Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The updated standard will replace existing revenue recognition guidance under GAAP when it becomes effective. Early adoption is not permitted. The updated standard would be effective for the Company beginning January 1, 2017. In July 2015, the FASB approved a one-year deferral of the effective date of ASU No. 2014-09. We can elect to adopt the provisions of ASU No. 2014-09 for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. We are currently assessing the adoption date and potential impact of adopting this ASU on our financial statements and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other Internal-Use Software”. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license, and if so, how the software license element of the arrangement should be accounted for by the customer. The new standard is effective for annual period ending after December 15, 2015, and all reporting periods thereafter. The adoption of this standard is not expected to have a material impact on our financial statements.

3. BALANCE SHEET COMPONENTS

Accounts receivable include amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were $10.2 million and $9.7 million as of June 30, 2015, and December 31, 2014, respectively.

Property and equipment consists of (in thousands):

	June 30, 2015	December 31, 2014
Property and equipment, net:
Computer equipment	$8,387	$9,817
Software	1,608	3,369
Furniture, fixtures and equipment	760	756
Leasehold improvements	1,138	1,127
Test equipment	6,923	6,401
Construction-in-progress	3,856	2,405
	22,672	23,875
Less: accumulated depreciation	(12,316)	(15,043)
Total	$10,356	$8,832

Depreciation and amortization expense was $0.6 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively. Depreciation and amortization expense was $1.2 million and $0.9 million for the six months ended June 30, 2015 and 2014, respectively.

4. STOCKHOLDERS’ EQUITY

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expenses before taxes related to the Company’s stock plans and employee stock purchase plan were allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of design-to-silicon yield-solutions	$914	$797	$1,801	$1,520
Research and development	510	434	1,001	805
Selling, general and administrative	931	1,143	1,752	1,709
Stock-based compensation expenses	$2,355	$2,374	$4,554	$4,034

On June 30, 2015, the Company had the following stock-based compensation plans:

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

The Company estimated the fair value of share-based awards granted under the Stock Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected life (in years)	4.51	4.58	4.51	4.58
Volatility	46.8%	42.3%	46.7%	42.7%
Risk-free interest rate	1.41%	1.47%	1.34%	1.50%
Expected dividend	—	—	—	—
Weighted average fair value per share of options granted during the period	$6.61	$7.15	$6.50	$7.39

As of June 30, 2015, 7.0 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 3.2 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.4 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after adoption of the 2011 Plan through June 30, 2015.  As of June 30, 2015, there were no outstanding awards that had been granted outside of the 2011, 2001 or the IDS Plans (collectively, the "Stock Plans").

Stock option activity under the Company’s Stock Plans during the six months ended June 30, 2015, was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2015	2,352	$7.65
Granted (weighted average fair value of $6.50 per share)	26	$16.32
Exercised	(614)	$7.76
Canceled	(14)	$11.85
Expired	(2)	$8.70
Outstanding, June 30, 2015	1,748	$7.71	5.49	$14,665
Vested and expected to vest, June 30, 2015	1,736	$7.67	5.47	$14,614
Exercisable, June 30, 2015	1,462	$7.11	5.13	$13,036

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $16 per share as of June 30, 2015. The total intrinsic value of options exercised during the six months ended June 30, 2015, was $6.0 million.

As of June 30, 2015, there was $1.3 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested during the six months ended June 30, 2015, was $0.9 million.

Nonvested restricted stock units activity during the six months ended June 30, 2015, was as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, January 1, 2015	941	$17.38
Granted	653	$16.47
Vested	(225)	$15.56
Forfeited	(29)	$17.73
Nonvested, June 30, 2015	1,340	$17.24

As of June 30, 2015, there was $19.9 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 3.0 years.

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

 The Company estimated the fair value of purchase rights granted under the Purchase Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Six Months Ended June 30,
	2015	2014
Expected life (in years)	1.25	1.25
Volatility	54.21%	34.6%
Risk-free interest rate	0.26%	0.18%
Expected dividend	—	—
Weighted average fair value of purchase rights granted under the Purchase Plan	$6.19	$7.18

During the three months ended June 30, 2015 and 2014, the Company did not issue any shares under the Purchase Plan. During the six months ended June 30, 2015 and 2014, a total of 51,000 and 52,000 shares, respectively, were issued at a weighted-average purchase price of $13.32 and $12.10 per share, respectively, under the Purchase Plan. For the three-month periods ended June 30, 2015 and 2014, the Purchase Plan compensation expense was both $0.1 million. For the six-month periods ended June 30, 2015 and 2014, the Purchase Plan compensation expense was $0.3 million and $0.3 million, respectively. As of June 30, 2015, there was $1.1 million of unrecognized compensation cost related to the Purchase Plan. That cost is expected to be recognized over a weighted average period of 1.6 years. As of June 30, 2015, 2.8 million shares were available for future issuance under the Purchase Plan.

Stock Repurchase Program —On October 21, 2014, the Board of Directors adopted a program, effective immediately, to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions over the next two years. During the six months ended June 30, 2015, the Company repurchased 319,712 shares under this program. As of June 30, 2015, 319,712 shares had been repurchased at an average price of $17.43 per share under this program for a total purchase of $5.6 million, and $19.4 million remained available for future repurchases.

5. INCOME TAXES

Income tax provision decreased $1.0 million for the six months ended June 30, 2015, to $5.1 million as compared to an income tax provision of $6.1 million for the six months ended June 30, 2014. The Company’s effective tax rate was 38.7% and 35.7% for the six months ended June 30, 2015, and June 30, 2014, respectively.  The Company’s effective tax rate increased in the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to the lower reversals of certain unrecognized tax benefits upon statute of limitation lapses and unfavorable changes to New York State Tax apportionment rules. The income tax provision for the six months ended June 30, 2015 was higher than the provision at the statutory rate primarily due to foreign and state taxes and changes in unrecognized tax benefits.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of June 30, 2015, was $10.4 million, of which $6.2 million, if recognized, would decrease the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2014, was $10.4 million, of which $6.3 million, if recognized, would affect the Company's effective tax rate. As of June 30, 2015, the Company has recorded unrecognized tax benefits of $2.4 million, including interest and penalties, as long-term taxes payable in its condensed consolidated balance sheet. The remaining $8.4 million has been recorded net of our deferred tax assets, of which $4.3 million is subject to a full valuation allowance.

As of June 30, 2015, the Company believes that its deferred tax assets are “more likely than not” to be realized with the exception of California R&D tax credits that have not met the “more likely than not” realization threshold criteria because on an annual basis and pursuant to current law, the Company generates more California credits than California tax. As a result, at June 30, 2015, the excess California R&D tax credits continue to be subject to a full valuation allowance. In the event the Company concludes at a future financial reporting period that there has been a change in its ability to realize the California R&D credit deferred tax assets, and it is at such time no longer “more likely than not” that the Company will realize the tax credits before applicable expiration dates, the Company’s tax provision will increase in the period in which the Company makes such determination.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$2,149	$4,696	$8,116	$10,951
Denominator:
Basic weighted average common shares outstanding	31,522	30,590	31,429	30,533
Dilutive effect of equity incentive plans	878	1,292	916	1,390
Diluted weighted average common shares outstanding	32,400	31,882	32,345	31,923
Net income per share:
Basic	$0.07	$0.15	$0.26	$0.36
Diluted	$0.07	$0.15	$0.25	$0.34

 The following table sets forth potential shares of common stock that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Outstanding options	58	52	52	22
Nonvested restricted stock units	62	173	64	2
Employee Stock Purchase Plan	215	43	239	46
Total	335	268	355	70

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2015	2014	2015	2014
A	54%	50%	49%	48%
B	16%	14%	13%	16%
C	*	11%	17%	12%

*  represents less than 10%

The Company had gross accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

Customer	June 30, 2015	December 31, 2014
A	43%	51%
B	25%	21%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (in thousands):

	Three Months Ended June 30,
	2015		2014
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
United States	$11,436	49%	$10,153	41%
Germany	6,345	27	9,034	37
South Korea	627	3	1,242	5
Rest of the world	4,802	21	4,181	17
Total revenue	$23,210	100%	$24,610	100%

	Six Months Ended June 30,
	2015		2014
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
United States	$21,750	43%	$21,551	42%
Germany	12,609	25	18,134	35
South Korea	7,545	15	3,502	7
Rest of the world	8,123	17	8,509	16
Total revenue	$50,027	100%	$51,696	100%

Long-lived assets, net by geographic area are as follows (in thousands):

	June 30, 2015	December 31, 2014
United States	$9,750	$8,240
Rest of the world	606	592
Total long-lived assets, net	$10,356	$8,832

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of June 30, 2015, and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,361	$26,361	$—	$—

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2014, and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,356	$26,356	$—	$—

The Company enters into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily on third-party accounts payables and intercompany balances. The primary objective of the Company’s hedging program is to reduce volatility of earnings related to foreign currency exchange rate fluctuations. The counterparty to these foreign currency forward contracts is a large global financial institution that the Company believes is creditworthy, and therefore, the Company believes the credit risk of counterparty nonperformance is not significant. These foreign currency forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these contracts is recorded into earnings as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated assets and liabilities, which is also recorded in other income (expense), net. For the three months ended June 30, 2015 and 2014, the Company recognized a realized gain of $0.1 million on the contracts and a realized loss of $0.1 million on the contracts, respectively, which was recorded in other income (expense), net in the Company’s Statement of Operations and Comprehensive Income.  For the six months ended June 30, 2015 and 2014, the Company recognized a realized loss of $0.6 million and $0.1 million on the contracts, respectively, which was recorded in other income (expense), net in the Company’s Statement of Operations and Comprehensive Income.

The Company carries these derivatives financial instruments on its Consolidated Balance Sheets at their fair values. The Company’s foreign currency forward contracts are classified as Level 2 because it is not actively traded and the valuation inputs are based on quoted prices and market observable data of similar instruments. As of June 30, 2015, the Company had one outstanding forward contract with a notional amount of $6.9 million and recorded $53,000 other current liabilities and an unrealized loss of $53,000 associated with this outstanding forward contract. As of December 31, 2014, the Company had one outstanding forward contract with a notional amount of $6.7 million and had recorded $50,000 other current liabilities and an unrealized loss of $50,000 associated with the outstanding forward contract.

9. COMMITMENTS AND CONTINGENCIES

 Leases

The Company leases administrative and sales offices and certain equipment under noncancelable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various times through 2019. Rent expense was both $0.5 million for the three months ended June 30, 2015 and 2014. Rent expense was both $1.0 million for the six months ended June 30, 2015 and 2014.

Future minimum lease payments under noncancelable operating leases at June 30, 2015, are as follows (in thousands):

Year Ending December 31,	Amount
2015 (remaining six months)	$924
2016	1,780
2017	1,426
2018	808
2019	73
Thereafter	81
Total future minimum lease payments	$5,092

Litigation — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, the Company was not party to any material legal proceedings, thus no loss was probable and no amount was accrued at June 30, 2015.

10. SUBSEQUENT EVENT – ACQUISITON OF SYNTRICITY

On July 17, 2015, the Company completed its acquisition of Syntricity, Inc. (“Syntricity”), a provider of a hosted solution for characterization and yield management, pursuant to an Agreement and Plan of Merger dated July 9, 2015 between the Company and Syntricity. The Company believes that the acquisition should further enhance its ability to deliver its software products across a broader customer base. The aggregate consideration for the acquisition consisted of (i) $5.0 million in cash, $750,000 of which will be held in escrow and subject to certain working capital and indemnity adjustments and (ii) up to an additional $2.5 million in post-closing earnout payments.

The Company will account for the acquisition of Syntricity using the acquisition method as required in ASC 805, Business Combinations. Based on the acquisition method of accounting, the consideration will be allocated to the assets and liabilities acquired based on their fair values as of the acquisition date. Any remaining amount of the purchase price allocation will be recorded as goodwill. The goodwill is expected to represent business benefits the Company anticipates realizing from optimizing resources and cross-sale opportunities and is not expected to be deductible for tax purposes. The Company is reviewing information surrounding the determination of the fair values of assets acquired and liabilities assumed.

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

Recent Development

On July 17, 2015, we completed our acquisition of Syntricity, Inc. (“Syntricity”), a provider of a hosted solution for characterization and yield management, pursuant to an Agreement and Plan of Merger dated July 9, 2015 between us and Syntricity. We believe that the acquisition should further enhance our ability to deliver our software products across a broader customer base. The aggregate consideration for the acquisition consisted of (i) $5.0 million in cash, $750,000 of which will be held in escrow and subject to certain working capital and indemnity adjustments and (ii) up to an additional $2.5 million in post-closing earnout payments.

Industry Trend

Consistent with the trend since 2010, we believe that the largest logic foundries will continue significant investments in leading edge nodes and capacity in 2015. Leading foundries continue to invest in new technologies such as multi-patterned lithography and 3-D transistor architecture, which provide opportunities to increase our business.

The capacity utilization on 28nm, however, has declined during the first half of 2015 according to the foundry volume leader. We believe that it could remain low through the second half of 2015 as well, which would have a negative impact on our revenues.

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

Customer Contracts

Although a substantial portion of our total revenues are concentrated in a small number of customers, the total revenues for each of these customers in any period is the result of Design-to-silicon-yield solutions and Gainshare performance incentives revenues recognized in the period under multiple, separate contracts, with no interdependent performance obligations. These contracts were all entered into in the ordinary course of our business and contain general terms and conditions that are standard across most of our yield improvement solutions customers, including providing services typically targeted to one manufacturing process node, for example the 28 or 20 nanometer node. Fluctuations in future results may occur if any of these customers renegotiate pre-existing contractual commitments due to adverse changes in their own business or, in the case of one time and materials contract, if the customer takes advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship. See the additional discussion in Part I, Item 1, "Customers," on page 9 of our Annual Report on Form 10-K for the year ended December 31, 2014, and in Item 1A, "Risk Factors," on pages 24 through 30 of our Quarterly Report on Form 10-Q for the three months ended March 31, 2105, for related information on the risks associated with customer concentration and Gainshare performance incentives revenue.

Financial Highlights

Financial highlights for the three months ended June 30, 2015, were as follows:

•

Total revenues for the three months ended June 30, 2015, were $23.2 million, a decrease of $1.4 million, or 6%, compared to $24.6 million for the three months ended June 30, 2014. Design-to-silicon-yield solutions revenue for the three months ended June 30, 2015, was $14.2 million, an increase of $1.1 million, or 8%, when compared to Design-to-silicon yield solutions revenue of $13.1 million for the three months ended June 30, 2014. Gainshare performance incentives revenue for the three months ended June 30, 2015, was $9.1 million, a decrease of $2.4 million, or 21%, compared to $11.5 million for the three months ended June 30, 2014. The decrease in revenue from Gainshare performance incentives was primarily the result of lower net volumes reported at older nodes, primarily related to 32nm and 28nm engagements.

•

Net income for the three months ended June 30, 2015, was $2.1 million, compared to $4.7 million for the three months ended June 30, 2014. The decrease in net income was primarily attributable to a decrease in gross margin of $2.4 million and an increase in operating expense of $1.6 million, offset by a decrease in income tax provision of $1.5 million. The decrease in gross margin is primarily due to lower total revenues and higher cost of design-to-silicon yield solutions during the period. The decrease in income tax provision of $1.5 million was primarily due to a decrease in level of operating income.

•	Net income per basic and diluted share was $0.07 for the three months ended June 30, 2015, compared to net income per basic and diluted share of $0.15, for the three months ended June 30, 2014.

•

Cash and cash equivalents increased $16.2 million from $115.5 million at December 31, 2014, to $131.7 million at June 30, 2015, primarily due to an increase in cash from operating and financing activities during the period, offset by a decrease in cash from investing activities.

Financial highlights for the six months ended June 30, 2015, were as follows:

•

Total revenues for the six months ended June 30, 2015, were $50.0 million, a decrease of $1.7 million, or 3%, compared to $51.7 million for the six months ended June 30, 2014. Design-to-silicon-yield solutions revenue for the six months ended June 30, 2015, was $32.3 million, an increase of $4.3 million, or 15%, when compared to Design-to-silicon yield solutions revenue of $28.0 million for the six months ended June 30, 2014. The increase in Design-to-silicon yield solutions revenue was primarily the result of recognizing $6.0 million in revenue upon signing of two contracts with one customer, offset by the wind down of several older engagements across multiple nodes not being fully offset yet by the ramp up of newer 20nm and 14nm engagements. Gainshare performance incentives revenue for the six months ended June 30, 2015, was $17.7 million, a decrease of $6.0 million, or 25%, compared to $23.7 million for the six months ended June 30, 2014. The decrease in revenue from Gainshare performance incentives was primarily the result of lower net volumes reported at older nodes, primarily related to 32nm and 28nm engagements.

•

Net income for the six months ended June 30, 2015, was $8.1 million, compared to $11.0 million for the six months ended June 30, 2014. The decrease in net income was primarily attributable to a decrease in gross margin of $1.8 million and an increase in operating expense of $2.2 million, offset by a decrease in income tax provision of $0.9 million. The decrease in gross margin was primarily due to a decrease in revenues from Gainshare performance incentives not fully offset by a corresponding decrease in direct cost of design-to-silicon yield solutions. The decrease in income tax provision of $0.9 million was primarily due to a decrease in level of operating income.

•

Net income per basic and diluted share was $0.26 and $0.25, respectively, for the six months ended June 30, 2015 compared to net income per basic and diluted share of $0.36 and $0.34, respectively, for the six months ended June 30, 2014, a decrease of $0.10 and $0.09 per basic and diluted share, respectively.

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

Income Taxes

We are required to assess the likelihood that our deferred tax assets will be recovered from future taxable income and if we believe that they are not likely to be realizable before the expiration dates applicable to such assets then, to the extent we believe that recovery is not likely, establish a valuation allowance. Changes in the net deferred tax assets, less offsetting valuation allowance, in a period are recorded through the income tax provision in the condensed consolidated statements of operations. As of June 30, 2015, we believe that most of our deferred tax assets are “more likely than not” to be realized with the exception of California R&D tax credits that have not met the “more likely than not” realization threshold criteria because on an annual basis and pursuant to current law, we generate more California credits than California tax. As a result, at June 30, 2015, the excess California R&D tax credits continue to be subject to a full valuation allowance. See Note 5 to the condensed consolidated financial statements for further disclosures regarding our income taxes. If we conclude at a future financial reporting period that there has been a change in our ability to realize our California R&D credit deferred tax assets, and it is at such time no longer “more likely than not” that we will realize the tax credits before applicable expiration dates, our tax provision will increase in the period in which we make such determination.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Design-to-silicon-yield solutions	61%	53%	65%	54%
Gainshare performance incentives	39	47	35	46
Total revenues	100%	100%	100%	100%

Costs of design-to-silicon-yield solutions	43	36	37	36
Gross profit	57	64	63	64
Operating expenses:
Research and development	19	14	17	13
Selling, general and administrative	22	19	20	18
Amoritization of other acquired intangible assets	—	—	—	—
Restructuring changes	—	—	—	—
Total operating expenses	41	33	37	31
Income from operations	16	31	26	33
Interest and other income (expense), net	—	—	—	—
Income before taxes	16	31	26	33
Income tax provision	7	12	10	12
Net income	9%	19%	16%	21%

Comparison of the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		$	%
Revenues	2015	2014	Change	Change
(in thousands, except for percentages)
Design-to-silicon-yield solutions	$14,159	$13,091	$1,068	8%
Gainshare performance incentives	9,051	11,519	(2,468)	(21)%
Total revenues	$23,210	$24,610	$(1,400)	(6)%

Design-to-silicon-yield solutions. Design-to-silicon-yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-silicon-yield solutions revenue increased $1.1 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to an increase in fixed fee integrated solutions, the result of more billable hours to revenue-generating projects in the period due to increased business activity. Our Design-to-silicon-yield solutions revenue may fluctuate in the future and is dependent on a number of factors, including the semiconductor industry’s continued acceptance of our solutions, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets including photovoltaic and LED, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own business or, in the case of a time and materials contract, may take advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

Gainshare Performance Incentives. Gainshare performance incentives revenues represent profit sharing and performance incentives earned contingent upon our customers reaching certain defined operational levels. Revenue derived from Gainshare performance incentives decreased $2.5 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014.  The decrease was primarily the result of lower net volumes reported at older nodes, primarily related to 32nm and 28nm engagement.. Our Gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for Gainshare performance incentives.

	Three Months Ended
	June 30,		$	%
Cost of Design-to-Silicon-Yield Solutions	2015	2014	Change	Change
(in thousands, except for percentages)
Costs of Design-to-silicon-yield solutions	$9,888	$8,847	$1,041	12%

Costs of Design-to-silicon-yield solutions. Costs of Design-to-silicon-yield solutions consist of costs incurred to provide and support our services and costs recognized in connection with licensing our software. Services costs consist of material, employee compensation and related benefits, overhead costs, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products. Direct costs of Design-to-silicon-yield solutions for the three months ended June 30, 2015 increased $1.0 million compared to the three months ended June 30, 2014, primarily due to a $0.7 million increase in deferred cost, a $0.1 million increase in subcontractor expense, a $0.1 million increase in depreciation expense, a $0.4 million increase in equipment cost, and a $0.2 million increase in facility expense, offset by a $0.2 million decrease in personnel-related expense due to lower headcount, partially as a result of resource realignment to research and development activities, lower variable compensation, somewhat offset by higher stock-based compensation expense, a $0.3 million decrease in travel cost. The direct costs of Design-to-silicon-yield solutions as a percentage of revenues during the three months ended June 30, 2015 was 43% compared to 36% in the three months ended June 30, 2014.

	Three Months Ended
	June 30,		$	%
Research and Development	2015	2014	Change	Change
(in thousands, except for percentages)
Research and development	$4,437	$3,337	$1,100	33%

Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations, and stock-based compensation charges. Research and development expenses increased $1.1 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to a $0.4 million increase in subcontractor expense and a $0.6 million increase in personnel-related expense due to higher headcount, partially as a result of resource realighment and higher stock-based compensation expense. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects.

	Three Months Ended
	June 30,		$	%
Selling, General and Administrative	2015	2014	Change	Change
(in thousands, except for percentages)
Selling, general and administrative	$5,216	$4,661	$555	12%

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased $0.6 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to a $0.2 million increase in subcontractor expense, a $0.5 million increase in acquisition related costs, offset by a $0.2 million decrease in personal-related expense, which was mainly due to decreased variable compensation and a decrease in stock based compensation expense. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

	Three Months Ended
	June 30,		$	%
Amortization of Other Acquired Intangible Assets	2015	2014	Change	Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$—	$12	$(12)	(100)%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. The acquired intangible assets were fully amortized as of June 30, 2014. No amortization of other acquired intangible assets was recorded during the three months ended June 30, 2015.

	Three Months Ended
	June 30,		$	%
Interest and Other Income (Expense), Net	2015	2014	Change	Change
(in thousands, except for percentages)
Interest and other income (expense), net	$52	$(27)	$79	(293)%

Interest and Other Income (expense), net.  Interest and other income (expense), net increased $79,000 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The change was primarily due to foreign exchange rate movements. We anticipate interest and other income (expense) will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

	Three Months Ended
	June 30,		$	%
Income Tax Provision	2015	2014	Change	Change
(in thousands, except for percentages)
Income tax provision	$1,572	$3,030	$(1,458)	(48)%

Income Tax Provision. Income tax provision decreased $1.5 million for the three months ended June 30, 2015, compared to three months ended June 30, 2014, primarily due to a decrease in level of income.

 Comparison of the Six Months Ended June 30, 2015 and 2014

	Six Months Ended
	June 30,		$	%
Revenues	2015	2014	Change	Change
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$32,311	$28,010	$4,301	15%
Gainshare performance incentives	17,716	23,686	(5,970)	(25)%
Total	$50,027	$51,696	$(1,669)	(3)%

Design-to-Silicon-Yield Solutions. Design-to-silicon-yield solutions revenue increased $4.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to the result of recognizing $6.0 million in revenue upon signing of the two contracts with one customer during the period, offset by the wind down of several older engagements across multiple notes. Our Design-to-silicon-yield solutions revenue may fluctuate in the future and are dependent on a number of factors, including the semiconductor industry’s continued acceptance of our solutions, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets including photovoltaic and LED, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own businesses or, in the case of a time and materials contract, may take advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

Gainshare Performance Incentives. Revenue derived from gainshare performance incentives decreased $6.0 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.  The decrease was primarily the result of lower wafer volumes reported at 32nm and 28nm nodes, only slightly offset by the introduction of new gainsahre revenue from a 20nm node. Our gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for gainshare performance incentives.

	Six Months Ended
	June 30,		$	%
Cost of Design-to-Silicon-Yield Solutions	2015	2014	Change	Change
(In thousands, except for percentages)
Cost of Design-to-Silicon-Yield Solutions	$18,692	$18,552	$140	1%

Costs of Design-to-Silicon-Yield Solutions.   Costs of Design-to-silicon-yield solutions increased $0.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily due to a $1.4 million increase in deferred cost due to timing of completion of the contract signature process, a $0.2 million increase in subcontractor expense, a $0.4 million increase in equipment related cost, and a $0.2 million increase in depreciation expense related to our test equipment, offset by a $1.3 million decrease in personnel-related expense due to lower headcount, partially as a result of resource realignment to research and development activities, lower variable compensation, somewhat offset by higher stock-based compensation expense, a $0.5 million decrease in travel expense, and a $0.2 million decrease in facility expense.

	Six Months Ended
	June 30,		$	%
Research and Development	2015	2014	Change	Change
(In thousands, except for percentages)
Research and development	$8,525	$6,933	$1,592	23%

Research and Development. Research and development expenses increased $1.6 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to a $0.7 million increase in personnel-related expense, a $0.7 million increase in outside service expenses, a $0.1 million increase in facility expense. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects and revenue generating activity requirements.

	Six Months Ended
	June 30,		$	%
Selling, General and Administrative	2015	2014	Change	Change
(In thousands, except for percentages)
Selling, general and administrative	$9,672	$8,990	$682	8%

Selling, General and Administrative. Selling, general and administrative expenses increased $0.7 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to a $0.2 million increase in travel expense, a $0.1 million in subcontractor expense, a $0.1 million increase in facility expense, a $0.1 million increase in legal and accounting expense, and a $0.5 million increase in acquisition related cost, offset by a $0.3 million decrease in personnel-related expense, which was mainly due to decreased variable compensation and a $0.1 million decrease in provision for doubtful accounts.

	Six Months Ended
	June 30,		$	%
Amortization of Other Acquired Intangible Assets	2015	2014	Change	Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$—	$30	$(30)	(100)%

Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. The acquired intangible assets were fully amortized as of June 30, 2014. No amortization of other acquired intangible assets was recorded during the six months ended June 30, 2015.

	Six Months Ended
	June 30,		$	%
Restructuring Charges (Credits)	2015	2014	Change	Change
(In thousands, except for percentages)
Restructuring charges (credits)	$—	$57	$(57)	(100)%

Restructuring Charges (Credits).   No restructuring charges was recorded during the six months ended June 30, 2015. For the six months ended June 30, 2014, we recorded restructuring charges of $57,000, which represented severance charges related to the October 2012 Plan.

	Six Months Ended
	June 30,		$	%
Interest and Other Income (Expense), Net	2015	2014	Change	Change
(In thousands, except for percentages)
Interest and other income (expense), net	$103	$(114)	$217	(190)%

Interest and Other Income (Expense), Net.  Interest and other income (expense) increased $0.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The change was primarily due to foreign exchange rate movements. We anticipate interest and other income (expense), net will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

	Six Months Ended
	June 30,		$	%
Income Tax Provision	2015	2014	Change	Change
(In thousands, except for percentages)
Income tax provision	$5,125	$6,069	$(944)	(16)%

Income Tax Provision. Income tax provision decreased $0.9 million for the six months ended June 30, 2015 compared to six months ended June 30, 2014, primarily due to a decrease in level of income.

Liquidity and Capital Resources

Operating Activities

Cash flows provided by operating activities was $16.8 million for the six months ended June 30, 2015. This resulted from net income of $8.1 million, adjustment of $5.8 million for non-cash charges and a cash increase of $2.9 million reflected in the net change of operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $4.6 million, deferred taxes of $1.0 million, tax benefit related to stock-based compensation plan of $2.1 million, depreciation and amortization of $1.2 million, partially offset by excess tax benefit from stock-based compensation of $2.0 million and tax withholdings related to net share settlements of restricted stock awards and units of $1.0 million. Cash flow increases resulting from the net change in operating assets and liabilities primarily consisted of a $6.9 million decrease in accounts receivable, primarily driven by strong collections, a $1.8 million net increase in deferred revenue, offset by a $1.5 million decrease in accrued compensation and related benefits, driven by the payment of variable compensation during the period, and a $4.4 million decrease in prepaid expenses and other assets. The $8.7 million combined cash flow increase resulting from the decrease in accounts receivable and the increase in deferred revenue was primarily due to the timing of billing milestones and payments received.

Cash flows provided by operating activities was $18.4 million for the six months ended June 30, 2014. This resulted from net income of $11.0 million, adjustment of $6.3 million for non-cash charges and cash increase of $1.1 million reflected in the net change of operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $4.0 million, deferred taxes of $2.2 million, tax benefit related to stock-based compensation plan of $1.7 million, depreciation and amortization of $0.9 million, partially offset by excess tax benefit from stock-based compensation of $1.5 million, purchases of treasury stock in connection with tax withholdings on restricted stock grants of $0.9 million and gain on disposal of property and equipment of $0.1 million. Cash flow increases resulting from the net change in operating assets and liabilities primarily consisted of $4.2 million decrease in accounts receivable, primarily driven by strong collections, $1.2 million net increase in deferred revenue and billing in excess of recognized revenue, offset by $1.7 million increase in prepaid expense and other assets due to timing of prepayment of third party software cost, $0.3 million decrease in accounts payable, $1.7 million decrease in accrued compensation and related benefits, driven by the payment of variable compensation during the period, and $0.6 million decrease in accrued and other liabilities. The $5.3 million combined cash flow increase resulting from the decrease in accounts receivable, the increase in deferred revenue and the decrease in billings in excess of recognized revenues was primarily due to the timing of billing milestones and payments received.

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2015 of $2.4 million consisted of payments for capital expenditures, primarily test equipment.

Cash flows used in investing activities for the six months ended June 30, 2014 of $1.8 million consisted of $1.9 million payment for capital expenditures, primarily test equipment, offset by proceeds from the sales of property and equipment of $0.1 million.

Financing Activities

      Cash flows provided by financing activities of $1.8 million for the six months ended June 30, 2015, consisted primarily of $4.8 million of proceeds from the exercise of stock options, $0.7 million of proceeds from our Employee Stock Purchase Plan, $2.0 million of excess tax benefit from stock-based compensation, offset by $5.6 million of cash used to repurchase 319,712 shares of our common stock at an average price of $17.43 per share.

     Cash flows provided by financing activities of $1.0 million for the six months ended June 30, 2014, consisted primarily of $2.4 million of proceeds from the exercise of stock options, $0.6 million of proceeds from our Employee Stock Purchase Plan, $1.5 million of excess tax benefit from stock-based compensation, offset by $3.5 million of cash used to repurchase shares of our common stock.

Liquidity

As of June 30, 2015, our working capital, defined as total current assets less total current liabilities, was $156.5 million, compared with $147.0 million as of December 31, 2014. Cash and cash equivalents were $131.7 million as of June 30, 2015, compared to $115.5 million as of December 31, 2014.  As of June 30, 2015 and December 31, 2014, cash and cash equivalents held by our foreign subsidiaries were $2.5 million and $2.0 million, respectively. We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to continue to fund our R&D efforts, repurchase common stock or fund potential investments in, or acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months.

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

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands) as of June 30, 2015:

	Payments Due by Period
Contractual Obligations (1)	2015 (remaining six months)	2016	2017	2018	2019	Thereafter	Total
Operating lease obligations	$924	$1,780	$1,426	$808	$73	$81	$5,092

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

Interest Rate Risk.   As of June 30, 2015, we had cash and cash equivalents of $131.7 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at June 30, 2015, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. We enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a large global financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net. As of June 30, 2015, we had one outstanding forward contract with a notional amount of $6.9 million. The foreign currency exchange rate movement of plus-or-minus 10% will result in the change in fair value of this contract of plus-or-minus $0.7 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2015, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of June 30, 2015, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, we were not a party to any material legal proceedings, thus no loss was probable and no amount was accrued at June 30, 2015.

Item 1A. Risk Factors

Item 1A, “Risk Factors,” on pages 24 through 30 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, provides information on the significant risks associated with our business. There has been no subsequent material changes to these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended June 30, 2015 (in thousands except per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs(1)
Month #4 (April 1, 2015 through April 30, 2015)	—	$—	—	$21,396
Month #5 (May 1, 2015 through May 31, 2015)	83	$16.42	83	$20,037
Month #6 (June 1, 2015 through June 30, 2015)	37	$16.40	37	$19,429
Total	120	$16.42	120

(1)

On October 21, 2014, the Board of Directors adopted a program to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions over the next two years.

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

PDF SOLUTIONS, INC.

Date: August 3, 2015	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: August 3, 2015	By:	/s/ GREGORY C. WALKER
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