Form 10-K
period 2015-12-31
PDF SOLUTIONS INC
filed 2016-03-01
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $416.2 million as of the last business day of the Registrant’s most recently completed second quarter, based upon the closing sale price on the NASDAQ Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 31,211,799 shares of the Registrant’s Common Stock outstanding as of February 26, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive Proxy Statement to be filed within 120 days from December 31, 2015.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, particularly in Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, statements concerning: expectations about the effectiveness of our business and technology strategies; expectations regarding global economic trends; expectations regarding recent and future acquisitions; current semiconductor industry trends; expectations of the success and market acceptance of our intellectual property and our solutions; and our ability to obtain additional financing when needed. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties discussed in this Form 10-K, especially those contained in Item 1A of this Form 10-K. The words “may,” “anticipate,” “plan,” “continue,” “could,” “projected,” “expect,” “believe,” “intend,” and “assume,” the negative of these terms and similar expressions are used to identify forward-looking statements. All forward-looking statements and information included herein is given as of the filing date of this Form 10-K with the Securities and Exchange Commission (“SEC”) and based on information available to us at the time of this report and future events or circumstances could differ significantly from these forward-looking statements. Unless required by law, we undertake no obligation to update publicly any such forward-looking statements.

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K. All references to fiscal year apply to our fiscal year that ends on December 31. All references to “we”, “us”, “our”, “PDF”, “PDF Solutions” or “the Company” refer to PDF Solutions, Inc.

PART I

Item 1.  Business

Business Overview

PDF Solutions is a leading provider of process-design integration technologies and services to lower the cost of integrated circuit (“IC”) design and manufacturing, enhance time to market, and improve profitability by addressing design and manufacturing interactions from technology development and product design to initial process ramps and mature manufacturing operations. Our technologies and services target the entire “process life cycle,” which is the term we use for the time from technology development and the design of an IC through volume manufacturing of that IC. Our solutions combine proprietary software, physical intellectual property in the form of cell libraries for IC designs, test chips, an electrical wafer test system, proven methodologies, and professional services. We analyze yield loss mechanisms to identify, quantify, and correct the issues that cause yield loss. Our analysis drives IC design and manufacturing improvements to enable our customers to optimize the technology development process, to increase initial yield when an IC design first enters a manufacturing line, to increase the rate at which yield improves, and to minimize excursions and process variability that cause yield loss throughout mass production. The result of successfully implementing our solutions is the creation of value that can be measured based on improvements to our customers’ actual yield. Our yield ramp business model typically includes a fixed fee and a performance incentive component, which we refer to as Design-to-silicon-yield solutions revenue and Gainshare performance incentives revenue, respectively. Through our Gainshare performance incentives component, we have aligned our financial interests with the yield and manufacturing efficiency realized by our customers, and we receive revenue based on this value. Our technologies and services have been sold to leading integrated device manufacturers, fabless semiconductor companies, and foundries.

The key benefits of our solutions to our customers are:

Faster Time to Market.  Our solutions are designed to accelerate our customers’ time-to-market and increase product profitability. Our solutions, which can predict and improve product yield even before IC product design is complete, transform the traditional design-to-silicon sequence into a primarily concurrent process, thereby shortening our customers’ time-to-market. Systematically incorporating knowledge of the integration of the design and manufacturing processes into our software modules and physical IP enables our customers to introduce products with higher initial yields faster. Our solutions are designed to decrease design and process iterations and reduce our customers’ up-front costs, and thus provide our customers with faster time to market, potentially resulting in increased market share and higher initial selling prices.

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

Leverage Our Gainshare Performance Incentives Business Model.  We intend to continue expanding the Gainshare performance incentives component of our yield ramp customer contracts, whenever possible. We believe this approach allows us to form collaborative and longer-term relationships with our customers by aligning our financial success with that of our customers. Working closely with our customers on their core technologies that implement our solutions, with a common focus on their business results, provides direct and real-time feedback for continual improvement of our solutions.

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

Brief History

PDF Solutions was incorporated in Pennsylvania in November 1992, and we reincorporated in California in November 1995. In July 2000, we reincorporated in Delaware, and in July 2001, we completed an initial public offering. Our shares of common stock are currently traded on the NASDAQ Global Market. From 2000 through 2009, we expanded our technology footprint and our operations in various countries through acquisitions. From 2009 to the present, we have primarily focused on the pervasive application of our technology to leading edge logic manufacturing and achieving yield targets with our clients to maximize Gainshare performance incentive revenues. Headquartered in San Jose, California, PDF Solutions operates worldwide with additional entities and/or offices in Canada, China, France, Germany, Italy, Japan, Korea, and Taiwan.

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

Technology and Intellectual Property Protection

We have developed proprietary technologies for yield simulation, analysis, loss detection, and improvement. The foundation for many of our solutions is our CV infrastructure (“CVi”) that enables our customers to electrically characterize the manufacturing process, and establish fail-rate information needed to calibrate manufacturing yield models, prioritize yield improvement activities and speed-up process learning-cycles. Our CVi includes proprietary Characterization Vehicle® test chips, including designs of experiments and layout designs, and a proprietary and patented highly parallel electrical functional and parametric-test system, comprised of hardware and software designed to provide an order-of-magnitude reduction in the time required to test our Characterization Vehicle® test chips. In addition, our technology embodies many algorithms, which we have developed over the course of many years, and which are implemented in our products including Exensio™, pdCVTM, Fire™, and TemplatyzerTM, and YRS™, among others. Further, our IP includes methodologies that our implementation teams use as guidelines to drive our customers’ use of our CV® test chips and technologies, quantify the yield-loss associated with each process module and design block, simulate the impact of changes to the design and/or to the manufacturing process, and analyze the outcome of executing such changes. We continually enhance our core technologies through the codification of knowledge that we gain in our solution implementations.

Our future success and competitive position rely to some extent upon our ability to protect these proprietary technologies and IP, and to prevent competitors from using our systems, methods, and technologies in their products. To accomplish this, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright, mask work, and trademark laws. We license our products and technologies pursuant to non-exclusive license agreements that impose restrictions on customers’ use. In addition, we seek to avoid disclosure of our trade secrets, including requiring employees, customers, and others with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We also seek to protect our software, documentation, and other written materials under trade secret and copyright laws. As of December 31, 2015, we held 67 U.S. patents. Our issued patents have expiration dates through 2032. We intend to prepare additional patent applications when we feel it is beneficial. Characterization Vehicle®, CV®, dataconductor®, dataPOWER®, Maestria®, pdFasTest®, PDF Solutions®, the PDF Solutions logo, Yield Ramp Simulator®, and YRS® are registered trademarks of PDF Solutions, Inc. or its subsidiaries, and Design-to-silicon-yieldTM, DirectProbe™, DirectScan™, dP-bitMAPTM, dP-DefectTM, dP-MiningTM, dP-SSATM, dP-Variability AnalysisTM, dP-WorkFlowTM, eProbe™, ExensioTM, Fire™, pdCVTM, TemplateTM, TemplatyzerTM, VSFTM,  and YieldAwareTM are our common law trademarks.

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

•

Template™ Technology Physical IP Solutions: Template™  physical IP solutions include Templatyzer™ software and IP for first identifying and developing a set of layout patterns that are optimized to a given manufacturing process and target product application and second checking proposed product layout designs against this set of patterns for optimal manufacturability. A complete characterization of all transistor and layout patterns used in these Template™ layouts can be performed with the CV® infrastructure. These Template™ layouts serve as the building blocks for design organizations to construct standard cell libraries and larger physical IP blocks.

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

Template™ Technology.  Our Template™ technology includes Templatyzer™ software and IP for identifying and developing a set of layout patterns that are tailored to a given manufacturing process and target product application and checking proposed designs against this set of patterns for optimal manufacturability.

Exensio™ Enterprise-wide Platform. Our Exensio™ platform addresses the big data manufacturing challenge of today’s advanced process nodes and highly integrated products, by linking across YMS, FDC, test floor, and other enterprise-wide data types. These data types include in-line and end-of-line metrology, yield, parametric, performance, manufacturing consumables, tool-level sensor data, test floor data, logistical data, as well as custom data types. This enables sensor level, root cause diagnosis of yield and performance issues that impact manufacturing, through building process models of these relationships. The on-line models then enable predictive and proactive optimization decisions for process control, process adjustments, PM scheduling, tool corrective actions, wafer dispatching,  and wafer level and final test. The in-line, real-time decision-making based on these models is designed to reduce product variability and cost simultaneously. Our Exensio platform also enables more rapid diagnosis and understanding of yield loss and performance-limiting mechanisms identified at both in-line and end-of -line wafer processing, through application of the developed models. The platform currently consists of three main modules in the field today.  These modules can be used separately, or combined to provide seamless integration of these traditionally disparate dataflows and applications.  Additionally, certain Exensio modules are available as either an on-premise installation or through the Exensio-hosted SaaS offering.  This latter offering takes advantage of technologies acquired through the recent Syntricity, Inc. acquisition.

●

Exensio-Yield, which is based on our industry leading dataPOWER® YMS Software product. The Exensio-Yield Module can be leveraged into the larger Exensio platform to collect yield data, then load and store it in an analysis-ready database. This enables product engineers to identify and analyze production yield, performance, reliability and other issues. The Exensio-Yield module is designed to handle very large data sets, to efficiently improve productivity, yield and time-to-market at our customers’ sites.  Exensio-Yield contains powerful, interactive visualization and analysis template capabilities, which provide flexibility to address our customers’ requirements. Exensio-Yield advanced components include extra proprietary yield analysis software tools that aid in the diagnosis of more complex yield issues. This includes defect analysis tools, spatial signature analysis, excursion and event monitoring, workflows, and data-mining capabilities.

●

Exensio-Control, which is based on our industry proven Maestria® FDC Software product. Our Exensio-Control can also be leveraged into the Exensio™ platform to provide FDC capabilities for monitoring, alarming and control of manufacturing tool sets. These capabilities include analyzing tool sensor trace data and summary indicators to rapidly identify sources of process variations and manufacturing excursions. This is achieved by monitoring these equipment parameters through proprietary data collection and analysis features. When included with the above Exensio-Yield module, data mining and correlation capabilities enable identification of tool level sources of yield loss and process variation, that are impacting end of line product yield, performance and reliability.

●

Exensio-Test, which was developed based upon the Salland Engineering Software assets we acquired in January 2015, can be leveraged into the Exensio™ Platform or used standalone to provide testing and analysis capability. These capabilities include driving test productivity, test operations management and optimization, supporting test floor operations, as well as implementing adaptive test and analysis technologies. It also views diagnostic and predictive information during test, assembly and packaging — maximizing test operations, productivity and yields.

●

Finally, the Exensio-Char, which was built upon our proprietary pdCV™ software product. Exensio-Char can be leveraged into the Exensio™ platform that encapsulates test chip analysis functionality of both electrical and in-line inspection data from PDF Solutions’ proprietary Characterization Vehicle® (CV®) test chips or used standalone.

With the exception of  Exensio-Yield, Exensio-Control, Exensio-Test and Exensio-Char, the primary distribution method for our software and technologies is through our manufacturing process and volume manufacturing solutions. Although, we have in the past and may in the future, separately license these and other technologies. Though these modules are primarily licensed separately, they may also be distributed within these solutions as a bundle.

Customers

Our existing customers are foundries, integrated device manufacturers (“IDMs”), and fabless semiconductor design companies. Our customers’ targeted product segments vary significantly, including microprocessors, memory, graphics, image sensor solutions, and communications. Through our acquisition of Salland assets and Syntricity in 2015, we expanded our customers to include off-shore assembly and testing facilities, as well as equipment manufacturers. We believe that the adoption of our solutions by such companies for usage in a wide range of products validates the application of our Design-to-silicon-yield solutions to the broader semiconductor market.

Global Foundries Inc. (“Global Foundries”) and Samsung Electronics (“Samsung”) represented 53% and 12%, respectively, of our revenues for 2015. Global Foundries, International Business Machines Corporation (“IBM”) and Samsung represented 52%, 16% and 11%, respectively, of our revenues for 2014 and 33%, 17% and 24%, respectively, of our revenues for 2013. No other customer accounted for 10% or more of our revenues in 2015, 2014 and 2013.

Although a substantial portion of our total revenue is concentrated in a small number of customers, the total revenues for each of these customers in any period is the result of Design-to-silicon-yield solutions and/or Gainshare performance incentives revenues recognized in the period under multiple, separate contracts, with no interdependent performance obligations.  These contracts were all entered into in the ordinary course of our business and contain general terms and conditions that are standard across most of our yield improvement solutions customers, including providing services typically targeted to one manufacturing process node, for example the 28 or 20 nanometer node.  With respect to one of these customers, a portion of the total revenue attributable to it is pursuant to contracts that provide a general framework for services across multiple manufacturing process nodes.  These multiple-node contracts also provide agreement as to the expected timing of delivery of services for some of the customer’s process nodes.  Under one of these multiple-node contracts, the timing of delivery of services could change based on the customer’s requirements and mutual agreement between us and the customer; however, the total revenue consideration, contract deliverable and labor hours required to deliver the services remain fixed.  Accordingly, we recognize revenue under this contract using the cost-to-cost percentage of completion method of contract accounting. The other multiple-node contract provides a minimum quarterly resource commitment and a fixed price per quarter for each increment of resource. We mutually agree with the customer on a quarterly basis the resources, if any, that we will provide over the contractual minimum.  The customer has the right under the contract to further reduce its quarterly resource commitment for a defined period, if and when, the customer’s business is adversely impacted, based on contractually agreed terms.   We recognize revenue from this contract as services are performed.  Based on the above, for both of these multiple-node contracts, we use the information available considering the minimum quarterly resource commitment and the timing of delivery of services for each calendar quarter for internal business planning purposes.  Both of these multiple-node contracts also contain contingent variable fees.  However, we do not depend on these fees for internal business planning because the potential Gainshare performance incentive revenue under the contracts is subject to many inherent risks, including our ability to achieve target performance objectives and future manufacturing volumes resulting in such Gainshare performance incentives.  The Gainshare performance incentive revenue we recognize in any period is the result of many factors which are outside our control and are not known in advance of the acknowledgement of the Gainshare performance incentives amount we receive from our customers.  See the discussion in “Revenue Recognition” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.  Additional discussion regarding the risks associated with Gainshare performance incentives revenue can be found under Item 1A, “Risk Factors.”

International revenues accounted for approximately 54% of our total revenues for 2015 compared to 56% for 2014 and 62% for 2013. We base these calculations on the geographic location of where the work is performed. Additional discussion regarding the risks associated with international operations can be found under Item 1A, “Risk Factors”.

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

Research and Development

Our research and development focuses on developing and introducing new proprietary technologies, including our Design-For-Inspection (DFI) solution as well as other software products and enhancements to our existing solutions. We use a rapid-prototyping paradigm in the context of the customer engagement to achieve these goals. We have made, and expect to continue to make, substantial investments in research and development. The complexity of our Design-to-silicon-yield technologies requires expertise in physical IC design and layout, transistor design and semiconductor physics, semiconductor process integration, numerical algorithms, e-beam technology, hardware, statistics and software development. We believe that our team of engineers will continue to advance our market and technological leadership. We conduct in-house training for our engineers in the technical areas, as well as focusing on ways to enhance client service skills. Although it fluctuates, we can have up to one quarter of our research and development engineers operating in the field, partnered with solution implementation engineers in a deliberate strategy to provide direct feedback between technology development and customer needs. Our research and development expenses were $19.1 million, $14.1 million and $13.3 million in 2015, 2014 and 2013, respectively.

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

We face competition for some of the point applications of our solutions including some of those used by the internal groups at IC companies. Specifically there are several suppliers of yield management and/or prediction systems, such as KLA-Tencor, Mentor Graphics (through its acquisition of Ponte Solutions), Rudolph Technologies, Inc. (“Rudolph”) (through its acquisition of Yield Dynamics), Cyberdaemons, YieldWerx, and Synopsys, Inc. (“Synopsys”), and process control software, such as Applied Materials, Inc. (through its acquisition of the software division of Brooks Automation), BISTel Inc., MKS Instruments, Inc., Rudolph and Trancom Technology, Inc. Further, ARM Ltd. and Synopsys (through its acquisition of Virage Logic Corporation) provide standard cells in the physical IP space and Tela Innovations, Inc. provides software for standard cell synthesis, each of which could compete with our Template™ technology solution. Additionally, Optimal+, Invantest, Inc. and Galaxy Semiconductor Solutions are potential competitors in semiconductor test solutions. Further, we may compete with the products or offerings of the same or additional companies if we expand our offerings through acquisition or development. In addition, Synopsys now appears to offer directly competing DFM solutions, while other EDA suppliers provide alternative DFM solutions that may compete for the same budgetary funds. Further, we may compete with the products or offerings of the same or additional companies if we expand our offerings through acquisition or development.

        We believe that our solutions compare favorably with respect to competition because we have demonstrated results and reputation, strong core technology, ability to create innovative technology, and ability to implement solutions for new technology and product generations.

Employees

As of December 31, 2015, we had 390 employees worldwide, including 251 on client service teams, 84 in research and development, 23 in sales and marketing, and 32 in general and administrative functions. Of these employees, 185 are located in the United States and Canada, 164 in Asia, and 41 in Europe.

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

Executive Officers

The following table and notes set forth information about our current executive officers as of February 29, 2016.

Name	Age	Position
John K. Kibarian, Ph.D.	51	President, Chief Executive Officer, and Director
Gregory C. Walker	62	Vice President, Finance and Chief Financial Officer
Cees Hartgring, Ph.D.	63	Vice President, Client Services and Sales
Kimon Michaels, Ph.D.	49	Vice President, Products and Solutions
Kwang-Hyun Kim, Ph.D.	60	Vice President, Business Development, PDF Solutions Semiconductor Technology Korea Limited

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

Kwang-Hyun Kim, Ph. D., has served as Vice President, Business Development, PDF Solutions Semiconductor Technology Korea Limited, since February 2014. Prior to joining PDF, Dr. Kim served as Executive Vice President of Samsung Electronics' Foundry Business from 2010 through 2013, and was Senior Vice President of Sales & Marketing for Samsung Electronics' SLSI group from 2005 through 2010. From 1989 through 2005, he held various executive positions within Samsung Electronics' ASIC Library/IP and Design Methodology Development and Communication & Custom SOC Development groups. Dr. Kim received an M.S. and Ph.D. in Electrical Engineering from Virginia Tech and a B.S. in Electrical Engineering from Sogang University in Korea.

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

Historically, we have had a small number of large customers for our core Design-to-silicon-yield solutions and that contribute significant Gainshare performance incentives revenue, which has further concentrated in the past two years. We expect this trend to continue in the near term. In the year ended December 31, 2015, two customers accounted for 65% of our revenues, with Global Foundries representing 53% and Samsung representing 12%. We could lose a customer due to its decision not to engage us on future process nodes, its decision to reduce the scope of our services or technology used, its decision not to develop its own future process node, or as a result of industry factors, including but not limited to consolidation. Further, new business may be delayed if a key customer uses its leverage to push for terms that are worse for us and we nonetheless continue to negotiate for better terms, in which case Solutions revenue in any particular quarter or year may fail to meet expectations. Also, the loss of any of these customers or the failure to secure new contracts with these customers could further increase our reliance on our remaining customers. For example, in September 2014, we announced that we were unable to close two solutions contracts with one of our largest customers, which restricted our ability to book revenue relating to preliminary work on these projects in that period and required us to impair previously deferred costs. Further, if any of our key customers default, declare bankruptcy or otherwise delay or fail to pay amounts owed, or we otherwise have a dispute with any of these customers, our results of operations would be negatively affected in the short term and possibly the long term. These customers may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses or, in some cases, take advantage of contractual provisions that permit the suspension of contracted work for some period if their business experiences a financial hardship, which would harm our operating results. In particular, these events could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers or reassign resources.

Decreases in wafer volumes at our customers’ manufacturing sites or the volume of ICs that some of our customers are able to sell to their customers would cause our Gainshare performance incentives revenue to suffer.

Our Gainshare performance incentives revenue is largely determined by wafer volumes at manufacturing sites covered by our contracts and, in some cases, the volume of an IC product that our customer is able to sell to its customers. Both of these factors are outside of our control. Further, some of our manufacturing customers’ business is largely dependent on customers that use our manufacturing customer as a second or third source. If those customers consolidate and/or otherwise move the orders to manufacturing facilities not covered by our contracts, or suspend their manufacturing at covered facilities for any reason, including consolidation, our Gainshare revenue will decrease. Reduced demand for semiconductor products decreases the volume of wafers and, in some cases, products our customers are able to sell, which would also directly decrease our Gainshare revenue. For example, our Gainshare revenue declined from $47.4 million in 2014 to $34.1 million in 2015 due primarily to a reduction in 28nm volumes. Also, our customers may unilaterally decide to implement changes to their manufacturing processes during the period that is covered by Gainshare, which could negatively affect yield results and our revenue. Since we currently work on a small number of large projects at a specified manufacturing sites and, in some cases, on specific IC products, our results of operations are adversely affected by negative changes at those sites or in those products. For example, if wafer orders from sites covered by our contracts are not secured by our customers, if an end product does not achieve commercial viability, if a process line or, in some cases, a specific product, do not achieve significant increases in yield or sustain significant volume manufacturing during the time we receive Gainshare, revenues associated with such volumes or products would be negatively impacted. This could significantly reduce our revenue and results of operations below expectations. In addition, if we work with two directly competitive manufacturing facilities or products, volume in one may offset volume, and thus any of our related Gainshare, in the other facility or product.

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

The timing and length of negotiations required to enter into agreements with our customers is difficult to predict. Further, our customers sometimes delay starting negotiations until they begin developing a new process, need to insert a new product, or experience specific yield issues. This means that on occasion we have, and may continue to provide technology and services under preliminary documentation before executing the final contract. In these cases, we could not recognize revenue and would defer associated costs until execution of the final contract, which, if significant, could negatively impact our results of operations in the periods before we execute the final contract. Further, if we were to incur significant effort and then fail to enter into a final contract, we would have to write-off such deferred costs in the period in which the negotiations ended, which would decrease our gross margin and could result in significant operating losses. For example, in September 2014, we announced that we were unable to close two solutions contracts with one of our largest customers, which impacted our ability to book revenue relating to preliminary work on these projects and the need to recognize previously deferred costs which caused us to miss our expectations for the third quarter of 2014. Also, some of our new products may not have proven results and our Gainshare performance incentives business model is unique and unfamiliar to new customers. Any of these factors could result in a long sales cycle. On-going negotiations and evaluation projects for new products, with new customers or in new markets may not result in significant revenues for us if we are unable to close new engagements on terms favorable to us, in a timely manner, or at all. Unexpected delays in our sales cycle could cause our revenues to fall short of expectations.

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

Our stock price has fluctuated widely during the last seven years, from a low closing price of $0.97 per share in March 2009 to a high closing price of $26.41 per share in January 2014. A factor in the volatility may be that our historical quarterly operating results have fluctuated. Our future quarterly operating results will likely fluctuate from time to time and may not meet the expectations of securities analysts and investors in some future period, which could cause our stock price to decrease again. A significant reduction in our stock price negatively impacts our ability to raise equity capital in the public markets and increases the cost to us, as measured by dilution to our existing shareholders, of equity financing. In addition, the reduced stock price also increases the cost to us, in terms of dilution, of using our equity for employee compensation or for acquisitions of other businesses. A greatly reduced stock price could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest, a hostile take-over bid, and fewer business development opportunities. Also, significant volatility in the stock price could be followed by a securities class action lawsuit, which could result in substantial costs and a diversion of our management’s attention and resources.

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

Competition in our market may intensify in the future, which could slow our ability to grow or execute our strategy and could lead to increased pricing pressure, negatively impacting our revenues. Our current and potential customers may choose to develop their own solutions internally, particularly if we are slow in deploying our solutions or improving them to meet market needs. These and other competitors may be able to operate with a lower cost structure than our engineering organization, which would give any such competitor’s products a competitive advantage over our solutions. We currently face indirect competition from the internal groups at IC companies and some direct competition from providers of yield management or prediction software such as KLA-Tencor, Mentor Graphics (through its acquisition of Ponte Solutions), Rudolph Technologies, Inc. (“Rudolph”) (through its acquisition of Yield Dynamics), Cyberdaemons, YieldWerx, and Synopsys, Inc., and process control software, such as Applied Materials, Inc. (through its acquisition of the software division of Brooks Automation), BISTel Inc., MKS Instruments, Inc., Rudolph and Trancom Technology, Inc. Further, ARM Ltd. and Synopsys (through its acquisition of Virage Logic Corporation) provide standard cells in the physical IP space and Tela Innovations, Inc. provides software for standard cell synthesis, each of which could compete with our Template™ technology solution. Additionally, Optimal+, Invantest, Inc. and Galaxy Semiconductor Solutions are potential competitors in semiconductor test solutions. Further, we may compete with the products or offerings of these named companies or additional companies if we expand our offerings through acquisition or development. Further, electronic design automation suppliers provide alternative DFM solutions that may compete for the same budgetary funds. There may be other providers of commercial solutions for systematic IC yield and performance enhancement of which we are not aware. Further, some providers of yield management software or inspection equipment may seek to broaden their product offerings and compete with us. In addition, we believe that the demand for solutions that address the need for better integration between the silicon design and manufacturing processes may encourage direct competitors to enter into our market. For example, large integrated organizations, such as IDMs, electronic design automation software providers, IC design service companies or semiconductor equipment vendors, may decide to spin-off a business unit that competes with us. Other potential competitors include fabrication facilities that may decide to offer solutions competitive with ours as part of their value proposition to their customers. If these potential competitors change the pricing environment or are able to attract industry partners or customers faster than we can, we may not be able to grow and execute our strategy as quickly or at all.

We face operational and financial risks associated with international operations that could negatively impact our revenue.

We derive almost half of our revenue from sales outside of the United States, and we expect our international business to continue to grow, in particular in China. We have in the past expanded and reorganized, at different times, our non-U.S. operations and may in the future continue such expansion or reorganization by establishing or restructuring international subsidiaries, offices, or contractor relationships in locations, if and when, deemed appropriate by our management. Thus, the success of our business is subject to risks inherent in doing business internationally, including in particular:

•

our growth in China  is dependent upon continued investments in the semiconductor industry by both private and public entities within China. Should circumstances change such that the level of investments are substantially reduced, our future growth potential may be limited;

•	some of our key engineers and other personnel are foreign nationals and they may not be permitted access to certain technical information under U.S. export laws or by certain of our customers and may have difficulty gaining access to the United States and other countries in which our customers or our offices may be located and it may be difficult for us to recruit and retain qualified technical and managerial employees in foreign offices;

•	ineffective or inadequate protection or enforcement of our intellectual property in foreign jurisdictions;

•	greater difficulty in collecting account receivables resulting in longer collection periods;

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

International revenues accounted for approximately 54% of our total revenues for the year ended December 31, 2015 compared to 56% for the year ended December 31, 2014 and 62% for the year ended December 31, 2013. Thus, we face the following additional risks:

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

We have experienced losses in the past and we may not maintain profitability if our costs increase more quickly than we expect or if revenues decrease. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $39.8 million as of December 31, 2015. We expect to continue to incur significant expenses in connection with:

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

Our ability to sell our products may depend on the quality of our support and services offerings, including delivering of software as a service (SaaS), and our failure to offer high-quality support and services could negatively affect our sales and results of operations.

Once our software products are integrated within our customers’ hardware and software systems, our customers may depend on our support organization to resolve any issues relating to our products. Further, in 2015, we began delivering our software as a service, which requires us to maintain adequate server hardware and internet infrastructure, including system redundancies, to meet contractual uptime obligations A high level of system and support is critical for the successful marketing and sale of our products. If we do not effectively provide subscription access to our SaaS customers, assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell our software products to existing customers may be negatively affected, our results of operations could be negatively impacted if we must provide credits for system downtime, and our reputation with potential customers could be harmed. If our software customers have a poor perception of our support and services offerings, they may choose not to purchase via SaaS or renew software support and maintenance when the current period expires. In addition, due to our international operations, our system and support organization faces challenges associated with delivering support, training, and documentation where the user’s native language may not be English. If we fail to maintain high-quality support and services, our customers may choose our competitors’ products instead of ours in the future, which would negatively affect our revenues and results of operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located in San Jose, California.  Our lease is currently for approximately 28,600 square feet of office space and approximately 2,400 square feet of laboratory space and terminates at the end of September 2018. We lease other space which is approximately 1,700 square feet on a month-to-month basis for a clean-room in Milpitas, California and other office space in La Jolla, California, Pennsylvania and Texas with an aggregate of 14,200 square feet under various leases that expire at different times through October 2017.  We also have offices in France, Germany, Italy, China, Japan, Korea, and Taiwan with an aggregate of approximately 42,600 square feet under various leases that expire at different times through 2024. In addition, in February 2016, we entered into a lease for approximately 7,800 square feet of space for a clean-room in Milpitas, California that expires in March 2019. We believe our existing facilities are adequate to meet our current needs and are being utilized consistently with our past practice. We consistently look for opportunities to minimize costs related to office space through improved efficiencies and intend to make changes to leased facilities in the future as appropriate to reflect changes in worldwide operations and headcount.

Item 3.  Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. As of December 31, 2015, we were not party to any material legal proceedings, thus no loss was probable and no amount was accrued.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market For Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Market under the symbol “PDFS”. As of February 25, 2016, we had approximately 44 stockholders of record. The number of stockholders of record does not include individuals whose stock is in nominee or “street name” accounts through brokers.

The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported by the NASDAQ Global Market:

2015	High	Low
First Quarter	$18.77	$13.58
Second Quarter	$19.39	$15.78
Third Quarter	$16.20	$9.98
Fourth Quarter	$11.60	$9.98

2014	High	Low
First Quarter	$26.41	$17.59
Second Quarter	$21.29	$17.23
Third Quarter	$21.96	$12.61
Fourth Quarter	$15.00	$11.75

Dividend Policy

No cash dividends were declared or paid in 2015, 2014 or 2013. We currently intend to retain all available funds to finance future internal growth and product development and stock repurchases and therefore do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Stock Performance Graph

The following graph and tables compare the cumulative total stockholder return data for our stock since December 31, 2010 to the cumulative return over such period of (i) The NASDAQ Composite Index and (ii) the RDG Technology Composite Index. The graph assumes that $100 was invested on December 31, 2010. The graph and tables further assume that such amount was initially invested in the Common Stock of the Company at a per share price of $4.82 (closing price on December 31, 2010) and that of any dividends were reinvested. This performance graph and the corresponding tables are not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance on the following graph and tables is not necessarily indicative of future stock price performance.

	12/10	12/11	12/12	12/13	12/14	12/15
PDF Solutions, Inc.	100.00	144.61	285.89	531.54	308.30	224.90
NASDAQ Composite Index	100.00	100.53	116.92	166.19	188.78	199.95
RDG Technology	100.00	100.56	115.30	152.75	177.73	181.32

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 21, 2014, the Board of Directors adopted a two-year program to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions. As of December 31, 2015, 1,089,773 shares of our common stock had been repurchased at an average price of $13.33 per share under this program for a total purchase of $14.5 million, and $10.5 million remained available for future repurchases.

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter ended December 31, 2015 (in thousands except per share amounts).

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

Month #1 (October 1, 2015 through October 31, 2015)	—	$—	—	$15,387
Month #2 (November 1, 2015 through November 30, 2015)	128	10.17	128	14,081
Month #3 (December 1, 2015 through December 31, 2015)	325	11.12	325	10,475
Total	453	$10.85	453

(1) On October 21, 2014, the Board of Directors adopted a two-year program to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Design-to-silicon-yield solutions	$63,839	$52,769	$61,710	$59,061	$51,633
Gainshare performance incentives	34,138	47,394	39,743	30,479	15,079
Total revenues	97,977	100,163	101,453	89,540	66,712
Cost of Design-to-silicon-yield solutions:
Direct costs of Design-to-silicon-yield solutions	38,847	37,822	39,470	36,236	29,416
Impairment of deferred costs	—	1,892	—	—	—
Amortization of acquired technology	176	—	—	261	626
Total cost of Design-to-silicon-yield solutions	39,023	39,714	39,470	36,497	30,042
Gross profit	58,954	60,449	61,983	53,043	36,670
Operating expenses:
Research and development	19,096	14,064	13,314	13,251	13,972
Selling, general and administrative	20,421	18,457	17,025	18,599	18,358
Amortization of other acquired intangible assets	196	31	74	174	204
Restructuring charges (credits)	—	57	197	1,889	(110)
Total operating expenses	39,713	32,609	30,610	33,913	32,424
Income from operations	19,241	27,840	31,373	19,130	4,246
Interest and other income (expense), net	181	119	(64)	(248)	73
Income before taxes	19,422	27,959	31,309	18,882	4,319
Income tax provision (benefit) (1)	7,015	9,497	10,380	(18,329)	2,439
Net income	$12,407	$18,462	$20,929	$37,211	$1,880
Net income per share:
Basic	$0.39	$0.60	$0.70	$1.30	$0.07
Diluted	$0.39	$0.58	$0.67	$1.25	$0.07
Weighted average common shares:
Basic	31,424	30,743	29,826	28,700	28,086
Diluted	32,164	31,939	31,393	29,809	28,431

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$126,158	$115,464	$89,371	$61,637	$46,041
Working capital	148,795	147,032	120,915	82,900	57,236
Total assets	191,769	177,438	151,164	124,260	74,384
Long-term obligations	3,006	3,227	3,584	3,502	4,156
Total stockholders’ equity	174,307	161,823	134,712	101,060	56,843

(1)

During the year ended December 31, 2012, based on our evaluation and weighting of the positive and negative evidence available, we concluded that it was more likely than not that our deferred tax assets would be realizable before the applicable expiration dates, with the exception of California R&D tax credits, and determined that valuation allowances aggregating to $19.9 million were no longer needed. This amount released from the valuation allowance has been reported as a component of income tax benefit in the accompanying Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2012.

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

 Industry Trend

Consistent with the trend since 2010, we expect that the largest logic foundries will continue to significantly invest in leading edge nodes and capacity in 2016. Leading foundries continue to invest in new technologies such as multi-patterned lithography and 3-D transistor architecture, which provide opportunities to increase our business.

The capacity utilization on 28nm declined during 2015, which caused our Gainshare revenue to decline significantly. Although capacity utilization improved at the end of 2015, we believe that 28nm capacity utilization may not increase substantially (or at all) for 2016, which would have a negative impact on our Gainshare revenue.

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

Financial Highlights

The following were our financial highlights for the year ended December 31, 2015:

•

Total revenues were $98.0 million, which was a decrease of $2.2 million, or 2%, compared to the year ended December 31, 2014. Design-to-silicon-yield solutions revenues were $63.8 million, which was an increase of $11.1 million, or 21%, compared to the year ended December 31, 2014. The increase in design-to-silicon-yield solutions revenue was primarily driven by growth of sales of our Exensio big data solution. Gainshare performance incentives revenue was $34.1 million, a decrease of $13.3 million, or 28%, compared from the year ended December 31, 2014. The decrease in revenue from Gainshare performance incentives was primarily the result of depressed 28nm volumes. Gross margin for the year ended December 31, 2015 was 60%, which was the same as that for the year ended December 31, 2014.

•

Net income was $12.4 million, compared to $18.5 million for the year ended December 31, 2014. The decrease in net income was attributable to a decrease in gross margin of $1.5 million, an increase in total operating expense of $7.1 million, offset by a decrease in income tax provision of $2.5 million. The decrease in gross margin of $1.5 million was primarily related to lower total revenues. The increase in operating expense of $7.1 million was primarily driven by increased investment in R&D related to our substantial investment in our new DFI solution and acquisition-related expenses. The decrease in income tax provision of $2.5 million was primarily due to lower taxable income.

•

Net income per basic and diluted share was $0.39, for the year ended December 31, 2015 compared to net income per basic and diluted share of $0.60 and $0.58, respectively, for the year ended December 31, 2014, a decrease of $0.21 and $0.19 per basic and diluted share, respectively.

•

Cash, cash equivalents and investments increased $10.7 million to $126.2 million at December 31, 2015 from $115.5 million at December 31, 2014, primarily due to cash generated from operating activities during the year offset by a decrease in cash from investing activities and financing activities.

Acquisitions

On July 17, 2015, we completed our acquisition of Syntricity, Inc. (“Syntricity”), a provider of a hosted solution for characterization and yield management by acquiring all issued and outstanding common shares of Syntricity, pursuant to an Agreement and Plan of Merger dated July 9, 2015 between us and Syntricity. We believe that the acquisition will expand the overall capabilities of our manufacturing software solutions offerings. The aggregate consideration paid for the acquisition consisted of approximately $5.2 million in cash, net of cash acquired of $0.1 million. Of the cash consideration paid, $0.8 million is held in escrow to secure indemnification obligations. We also agreed to pay earn-out consideration of up to $2.5 million in cash through July 17, 2017, contingent upon the achievement of certain financial and non-financial targets. Out of a total of $2.5 million, $0.8 million will be paid to the former shareholders of Syntricity if and when the targets are met. The remaining $1.7 million will be paid to employees and considered a post-combination expense, if and when the financial and non-financial targets and service conditions are met. As of December 31, 2015, the employees earned and we have recognized $0.5 million as a post-combination expense in our consolidated statements of operations and comprehensive income. As of December 31, 2015, $0.5 million was not earned and expired.

In addition, in January 2015, we acquired key semiconductor software assets from various Salland Engineering entities. These assets were successfully implemented for test, packaging and assembly management on a worldwide basis, and have been integrated into the development of Exensio-Test.

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

We generate a significant portion of our Design-to-silicon-yield solutions revenue from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require reliable estimation of costs to perform obligations and the overall scope of each engagement. Revenue under project–based contracts for solution implementation services is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting. Losses on fixed-price solution implementation contracts are recognized in the period when they become probable. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. Revenue under time and materials contracts for solution implementation services are recognized as the services are performed. On occasion, we license our software products as a component of our fixed-price service contracts. In such instances, the software products are licensed to customers over a specified term of the agreement with support and maintenance to be provided at each customer's option over the license term. The amount of product and service revenue recognized in a given period is affected by our judgment as to whether an arrangement includes multiple deliverables and, if so, our determination of the fair value of each deliverable. In general, vendor-specific objective evidence of selling price (“VSOE”) does not exist for our solution implementation services and software products and because our services and products include our unique technology, we are not able to determine third-party evidence of selling price (“TPE”). Therefore, in such circumstances we use best estimated selling prices (“BESP”) in the allocation of arrangement consideration. In determining BESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. We typically arrive at BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting. After fair value is established for each deliverable, the total transaction amount is allocated to each deliverable based upon its relative fair value. Fees allocated to solution implementation services are recognized using the cost-to-cost percentage of completion method of contract accounting. Fees allocated to software and related support and maintenance are recognized under software revenue recognition guidance. We defer certain pre-contract costs incurred for specific anticipated contracts. Deferred costs consist primarily of direct costs to provide solution implementation services in relation to the specific anticipated contracts. We recognize such costs as a component of cost of revenues, the timing of which is dependent upon the revenue recognition policy by contract. At the end of the reporting period, we evaluate our deferred costs for their probable recoverability. We recognize impairment of deferred costs when it is determined that the costs no longer have future benefits and are no longer recoverable.

We also license our software products separately from our solution implementations. For software license arrangements that do not require significant modification or customization of the underlying software, software license revenue is recognized under the residual method when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, (4) collectability is probable, and (5) the arrangement does not require services that are essential to the functionality of the software. When arrangements include multiple elements such as support and maintenance, consulting (other than for its fixed price solution implementations), installation, and training, revenue is allocated to each element of a transaction based upon its fair value as determined by our VSOE and such services are recorded as services revenue. VSOE for maintenance is generally established based upon negotiated renewal rates while VSOE for consulting, installation, and training services is established based upon our customary pricing for such services when sold separately. When software is licensed for a specified term, fees for support and maintenance are generally bundled with the license fee over the entire term of the contract. We are unable to establish VSOE of fair value for maintenance services that are generally bundled with term licenses. In these cases, we recognize revenue ratably over the term of the contract.

Revenue from Software-as-a-Service (SaaS) that allow for the use of a hosted software product or service over a contractually determined period of time without taking possession of software are accounted for as subscriptions and recognized as revenue ratably over the coverage period beginning on the date the service is made available to customers. Revenue for software licenses with extended payment terms is not recognized in excess of amounts due. For software license arrangements that require significant modification or customization of the underlying software, the software license revenue is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting, and such revenue is recorded as services revenue.

Deferred revenues consist substantially of amounts invoiced in advance of revenue recognition and is recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding 12 month period is recorded as current deferred revenues and the remaining portion is recorded as non- current deferred revenues.

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

Income Taxes

We are required to assess the likelihood that our deferred tax assets will be recovered from future taxable income and if we believe that they are not likely to be realizable before the expiration dates applicable to such assets then, to the extent we believe that recovery is not likely, establish a valuation allowance. Changes in the net deferred tax assets, less offsetting valuation allowance, in a period are recorded through the income tax provision in the consolidated statements of operations. As of December 31, 2015, we believe that most of our deferred tax assets are “more-likely-than not” to be realized with the exception of California R&D tax credits that have not met the “more-likely-than not” realization threshold criteria because on an annual basis and pursuant to current law, we generate more California credits than California tax. As a result, at December 31, 2015, the excess California tax credit continues to be subject to a full valuation allowance. In addition, the Company acquired Syntricity on July 17, 2015. Syntricity had approximately $0.2 million California NOL tax credits on the date of acquisition. The Company evaluated positive and negative evidence and concluded that it was more likely than not that the California NOL would not be fully realizable. As a result of management’s evaluation, the Company recorded a full valuation allowance against this deferred tax assets. See Note 7 to the consolidated financial statements for further disclosures regarding our income taxes. If we conclude at a future financial reporting period that there has been a change in our ability to realize our California R&D credit and/or California NOLs related to the Syntricity acquisition deferred tax assets, and it is at such time no longer “more likely than not” that we will realize the tax credits before applicable expiration dates, our tax provision will increase in the period in which we make such determination.

Our income tax calculations are based on application of the respective U.S. federal, state or foreign tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations. At December 31, 2015, no deferred taxes have been provided on undistributed earnings of approximately $5.6 million from the Company’s international subsidiaries since these earnings have been, and under current plans will continue to be, permanently reinvested outside the United States. It is not practicable to determine the amount of the unrecognized tax liability at this time.

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

Results of Operations

The following table sets forth, for the years indicated, the percentage of total revenues represented by the line items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2015	2014	2013
Revenues:
Design-to-silicon-yield solutions	65%	53%	61%
Gainshare performance incentives	35	47	39
Total revenues	100	100	100
Cost of Design-to-silicon-yield solutions:
Direct costs of Design-to-silicon-yield solutions	40	38	39
Impairment of deferred costs	—	2	—
Amortization of acquired technology	—	—	—
Total cost of Design-to silicon-yield solutions	40	40	39
Gross profit	60	60	61
Operating expenses:
Research and development	19	14	13
Selling, general and administrative	21	18	17
Amortization of other acquired intangible assets	—	—	—
Restructuring charges	—	—	—
Total operating expenses	40	32	30
Income from operations	20	28	31
Interest and other income, net	—	—	—
Income before taxes	20	28	31
Income tax provision	7	10	10
Net income	13%	18%	21%

Years Ended December 31, 2015 and 2014

Revenues	2015	2014	$ Change	% Change
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$63,839	$52,769	$11,070	21%
Gainshare performance incentives	34,138	47,394	(13,256)	(28)
Total	$97,977	$100,163	$(2,186)	(2)%

Design-to-silicon-yield solutions.   Design-to-silicon-yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-silicon-yield solutions revenue increased $11.1 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, which was primarily driven by growth of sales of our Exensio big data solution. Our Design-to-silicon-yield solutions revenue may fluctuate in the future and is dependent on a number of factors, including the semiconductor industry’s continued acceptance of our solutions, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own business or, in the case of a time and materials contract, may take advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

Gainshare performance incentives.   Gainshare performance incentives revenue represents profit sharing and performance incentives earned contingent upon our customers reaching certain defined operational levels and typically depending on volumes of wafers manufactured by our customers. Revenue derived from Gainshare performance incentives decreased $13.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.  The decrease was primarily the result of depressed 28nm volumes. Our Gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate Gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for Gainshare performance incentives.

Cost of Design-to-silicon-yield solutions	2015	2014	$ Change	% Change
(In thousands, except for percentages)
Direct costs of Design-to-silicon-yield solutions	$38,847	$37,822	$1,025	3%
Impairment of deferred costs	—	1,892	(1,892)	(100)
Amortization of acquired technology	176	—	176	—
Total	$39,023	$39,714	$(691)	(2)%

Costs of Design-to-silicon-yield solutions. Costs of Design-to-silicon-yield solutions consist of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization of acquired technology.  Direct costs of Design-to-silicon-yield solutions consist of services costs and software licenses costs. Services costs consist of material, employee compensation and related benefits, overhead costs, travel and allocated facilities-related costs. Software license costs consist of costs associated with licensing third-party software used by the Company in providing services to our customers in solution engagements, or sold in conjunction with our software products. Direct costs of Design-to-silicon-yield solutions increased $1.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to a $1.3 million net change in deferred cost related to timing of completion of the signature process, a $0.9 million increase in equipment cost, a $0.5 million increase in outside service expense, a $0.4 million increase in depreciation expense of test equipment, offset by a $1.3 million decrease in personnel-related cost and a $0.8 million decrease in travel cost. The decrease in personnel-related cost was primarily driven by lower average headcount, partially as a result of resource realignment to research and development activities, lower variable compensation, partially offset by higher stock-based compensation expense. During the year ended December 31, 2014, the Company recorded an impairment loss of $1.9 million of deferred pre-contract costs for two contracts with a customer as it was determined that the costs were no longer recoverable. Amortization of acquired technology for the year ended December 31, 2015 was due to the amortization of acquired technology from the Syntricity acquisition.

Research and Development	2015	2014	$ Change	% Change
(In thousands, except for percentages)
Research and Development	$19,096	$14,064	5,032	36%

Research and Development.   Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel, facilities cost allocations, and stock-based compensation charges. Research and development expenses increased $5.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to a $2.9 million increase in personnel-related cost due to an increase in headcount, a $1.5 million increase in outside service expense, a $0.4 million increase in facility expense, a $0.1 million increase in lab supplies, primarily related to our DFI solution as described above and a $0.1 million cost related to contingent earn-out payments in connection with our acquisition of Syntricity. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the size and the timing of product development projects and revenue generating activity requirements.

Selling, General and Administrative	2015	2014	$ Change	% Change
(In thousands, except for percentages)
Selling, general and administrative	$20,421	$18,457	1,964	11%

Selling, General and Administrative.   Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased $2.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to a $0.8 million of acquisition-related cost, a $0.3 million increase in personnel-related cost, a $0.4 million of contingent earn-out payment related to the acquisition, a $0.3 million increase in subcontractor expense, a $0.2 million increase in travel expense, a $0.1 million increase in facility expense and a $0.1 million increase in trade show expense, offset by a $0.4 million decrease in accounting and non-acquisition-related legal expense. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

Amortization of Other Acquired Intangible Assets	2015	2014	$ Change	% Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$196	$31	165	532%

Amortization of Other Acquired Intangible Assets.   Amortization of other acquired intangible assets consists of the amortization of intangibles acquired as a result of business combination. Amortization of other acquired intangible assets for the year ended December 31, 2015 increased $0.2 million compared to the year ended December 31, 2014 due to the amortization of acquired intangible assets from the Syntricity acquisition.

Interest and Other Income (Expense), Net	2015	2014	$ Change	% Change
(In thousands, except for percentages)
Interest and other income (expense), net	$181	$119	62	52%

Interest and Other Income (Expense), Net.  Interest and other income (expense), net, primarily consists of interest income (expense) and foreign currency exchange gain (loss). Interest and other income increased $0.1 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The change was primarily due to fluctuations in foreign exchange rates and gain related to foreign currency forward contract. We anticipate interest and other income (expense) will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

Income Tax Provision	2015	2014	$ Change	% Change
(In thousands, except for percentages)
Income tax provision	$7,015	$9,497	(2,482)	(26)%

Income Tax Provision.  Our effective tax rate was 36.1% for 2015 which was slightly higher than the statutory federal income tax rate of 35% primarily due to nondeductible acquisition expenses and unfavorable changes to New York State Tax apportionment rules. The change in income tax provision to $7.0 million from $9.5 million was primarily due to the lower taxable income. Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, research and development credits as a percentage of aggregate pre-tax income, the tax effects of employee stock activity and the effectiveness of our tax planning strategies.

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

Amortization of Other Acquired Intangible Assets.    Amortization of other acquired intangible assets for the year ended December 31, 2014 decreased $43,000 compared to the year ended December 31, 2013 as all other acquired intangible assets were fully amortized as of December 31, 2014.

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

Income Tax Provision	2014	2013	$ Change	% Change
(In thousands, except for percentages)
Income tax provision	$9,497	$10,380	883	(9)%

Income Tax Provision (benefit).    Our effective tax rate was 34.0% for 2014 which was slightly lower than the statutory federal income tax rate of 35% primarily due to the benefit of lower tax rates on earnings of foreign subsidiaries and the application of tax incentives for research and development. The change in income tax provision to $9.5 million from $10.4 million was primarily due to the lower taxable income.

Liquidity and Capital Resources

Operating Activities

Cash flows provided by operating activities was $28.5 million for the year ended December 31, 2015. This resulted from net income of $12.4 million, adjusted for $13.0 million of non-cash charges and a cash increase of $3.1 million reflected in the net change of operating assets and liabilities.  Non-cash charges consisted primarily of stock-based compensation of $9.8 million, depreciation and amortization of $2.6 million, deferred taxes of $1.6 million, tax benefit related to stock-based compensation of $1.1 million, accrued contingent earn-out payments of $0.5 million, and amortization of acquired intangible assets of $0.4 million, partially offset by tax withholdings related to net share settlements of restricted stock grants of $1.8 million and excess tax benefit from stock-based compensation of $1.0 million. Cash flow increases resulting from the net change in operating assets and liabilities primarily consisted of a $4.4 million decrease in accounts receivable, mainly due to the timing of customer payments and decrease in revenues, $1.7 million net increase in deferred revenue and billing in excess of recognized revenue, $0.2 million of increase in accrued and other liabilities, partially offset by a $1.4 million decrease in accrued compensation and related benefits due to lower variable compensation, a $1.1 million increase in prepaid expense and $0.7 million change in accounts payable, due to timing of payment of third party services.

Cash flows provided by operating activities was $27.1 million for the year ended December 31, 2014. This resulted from net income of $18.5 million, adjusted for $13.7 million of non-cash charges, partially offset by a cash decrease of $5.1 million reflected in the net change of operating assets and liabilities.  Non-cash charges consisted primarily of stock-based compensation of $8.5 million, deferred taxes of $2.9 million, tax benefit related to stock-based compensation plan of $1.7 million, depreciation and amortization of $2.0 million, impairment of deferred costs of $1.9 million, partially offset by excess tax benefit related to stock-based compensation of $1.6 million, purchases of treasury stock in connection with tax withholdings on restricted stock grants of $1.6 million and gain on disposal of property and equipment of $0.2 million. Cash flow increases resulting from the net change in operating assets and liabilities primarily consisted of $1.4 million net increase in deferred revenue and billing in excess of recognized revenue, offset by a $2.9 million increase in accounts receivable, due to timing of customer payment, $0.7 million decrease in prepaid expense and other assets, $1.5 million decrease in accounts payable due to timing of payment of third party services, $1.4 million decrease in accrued compensation and related benefits, which was primarily driven by the decrease in variable compensation.

Cash flows provided by operating activities was $25.4 million for the year ended December 31, 2013. This resulted from net income of $20.9 million, adjusted for $12.4 million, partially offset by the cash decrease of $7.9 million reflected in the net change of operating assets and liabilities.  Non-cash charges consisted primarily of stock-based compensation of $6.7 million, deferred taxes of $5.5 million, depreciation of $1.4 million and amortization of acquired intangible assets of $0.1 million, tax benefit related to stock-based compensation plan of $0.4 million, partially offset by treasury stock withheld by the Company in the amount $1.3 million for employee income tax withholding due upon vesting of restricted stock units in the period and excess tax benefit from stock-based compensation of $0.4 million. Cash flow decreases resulting from the net change in operating assets and liabilities was primarily the result of decreases of $3.2 million in accrued compensation and related benefits (primarily driven by the decrease in variable compensation), $1.1 million in deferred revenue, $0.9 million in accrued and other liabilities, $0.6 million in accounts payable, and $0.5 million in billings in excess of recognized revenue, offset by increases of $1.0 million in prepaid expense and other assets, and $0.6 million in accounts receivable.

Investing Activities

Cash flows used in investing activities of $10.3 million for the year ended December 31, 2015 consisted of $5.2 million of payments for business acquisitions, $4.8 million of payments for capital expenditures, primarily test equipment, and $0.4 million of payments for purchase of intangible asset.

Cash flows used in investing activities of $3.7 million for the year ended December 31, 2014 consisted of $4.0 million of payments for capital expenditures, offset by $0.3 million of proceeds from sales of property and equipment.

Cash flows used in investing activities of $4.6 million for the year ended December 31, 2013 consisted of payments for capital expenditures.

Financing Activities

Cash flows used in financing activities of $7.4 million for the year ended December 31, 2015 consisted of $14.5 million of cash used to repurchase shares of our common stock and $0.3 million payment of obligations assumed in business acquisition, offset by $5.0 million of proceeds from the exercise of stock options, $1.4 million of proceeds from our Employee Stock Purchase Plan and $1.0 million of excess tax benefit from stock-based compensation.

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

Liquidity

As of December 31, 2015, our working capital, defined as total current assets less total current liabilities, was $148.8 million, compared to $147.0 million as of December 31, 2014. Cash and cash equivalents were $126.2 million as of December 31, 2015, compared to $115.5 million as of December 31, 2014.  As of December 31, 2015 and 2014, cash and cash equivalents held by our foreign subsidiaries were $2.2 million and $2.0 million, respectively. We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to continue to fund our R&D efforts, repurchase common stock or fund potential investments in, or acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligations	2016	2017	2018	2019	2020	2021 and thereafter	Total
Operating lease obligations	1,850	1,420	806	71	18	61	4,226
Purchase obligations(1)	5,055	7	—	—	—	—	5,062
Total(2)	$6,905	$1,427	$806	71	18	61	$9,288

(1)	Purchase obligations consist of agreements to purchase goods and services entered in the ordinary course of business.

(2)

The contractual obligation table above excludes liabilities for uncertain tax positions of $2.5 million, which are not practicable to assign to any particular years, due to the inherent uncertainty of the tax positions.  See Note 7 of “Notes to Consolidated Financial Statements” for further discussion.

Operating lease amounts include minimum rental payments under our operating leases for our office facilities, as well as computers, office equipment, and vehicles that we utilize under lease agreements. These agreements expire at various dates through 2024.

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

Interest Rate Risk.   As of December 31, 2015, we had cash and cash equivalents of $126.2 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at December 31, 2015 would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. We enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a large global financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net. As of December 31, 2015, the notional amount of this outstanding forward contract was $6.7 million. A foreign currency exchange rate movement of plus-or-minus 10% will result in the change in fair value of this contract of plus-or-minus $0.7 million.

Item 8.   Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this Item 8 are listed in Item 15(1) of this Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2015 in connection with the filing of this Annual Report on Form 10-K. Based on that evaluation as of December 31, 2015, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Our management, with the participation of our principal executive officer and principal financial and accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. This evaluation was based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form  10-K.

   Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter ended December 31, 2015, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B.   Other Information.

None.

PART III

Pursuant to Paragraph (3) of the General Instructions to Form 10-K, certain of the information required by Part III of this Form 10-K is incorporated by reference from our Proxy Statement as set forth below. The Proxy Statement is expected to be filed within 120 days of December 31, 2015.

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

PDF SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PDF Solutions, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of PDF Solutions, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities on the consolidated balance sheet in 2015.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 1, 2016

PDF SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$126,158	$115,464
Accounts receivable, net of allowances of $299 and $381, respectively	33,438	37,725
Deferred tax assets - current portion	—	3,343
Prepaid expenses and other current assets	3,655	2,888
Total current assets	163,251	159,420
Property and equipment, net	11,325	8,832
Goodwill	215	—
Intangible assets, net	5,028	—
Deferred tax assets - long-term portion	10,299	8,025
Other non-current assets	1,651	1,161
Total assets	$191,769	$177,438
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,293	$803
Accrued compensation and related benefits	4,812	6,112
Accrued and other current liabilities	2,382	1,733
Deferred revenues - current portion	4,702	3,740
Billings in excess of recognized revenues	1,267	—
Total current liabilities	14,456	12,388
Long-term income taxes payable	2,540	2,600
Other non-current liabilities	466	627
Total liabilities	17,462	15,615
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 37,476 and 36,258, respectively; shares outstanding 31,111 and 31,116, respectively	5	5
Additional paid-in capital	266,008	248,734
Treasury stock, at cost, 6,365 and 5,142 shares, respectively	(50,383)	(34,048)
Accumulated deficit	(39,780)	(52,187)
Accumulated other comprehensive loss	(1,543)	(681)
Total stockholders’ equity	174,307	161,823
Total liabilities and stockholders’ equity	$191,769	$177,438

See accompanying notes to consolidated financial statements.

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Revenues:
Design-to-silicon-yield solutions	$63,839	$52,769	$61,710
Gainshare performance incentives	34,138	47,394	39,743
Total revenues	97,977	100,163	101,453
Cost of Design-to-silicon-yield solutions:
Direct costs of Design-to-silicon-yield solutions	38,847	37,822	39,470
Impairment of deferred cost	—	1,892	—
Amortization of acquired technology	176	—	—
Total cost of Design-to-silicon-yield solutions	39,023	39,714	39,470
Gross profit	58,954	60,449	61,983
Operating expenses:
Research and development	19,096	14,064	13,314
Selling, general and administrative	20,421	18,457	17,025
Amortization of other acquired intangible assets	196	31	74
Restructuring charges	—	57	197
Total operating expenses	39,713	32,609	30,610
Income from operations	19,241	27,840	31,373
Interest and other income (expense), net	181	119	(64)
Income before taxes	19,422	27,959	31,309
Income tax provision	7,015	9,497	10,380
Net income	$12,407	$18,462	$20,929

Net income per share
Basic	$0.39	$0.60	$0.70
Diluted	$0.39	$0.58	$0.67

Weighted average common shares
Basic	31,424	30,743	29,826
Diluted	32,164	31,939	31,393

Net income	$12,407	$18,462	$20,929
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(862)	(1,129)	397
Comprehensive income	$11,545	$17,333	$21,326

See accompanying notes to consolidated financial statements.

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock			Treasury Stock			Other
			Additional				Comprehensive
			Paid-In			Accumulated	Income
	Shares	Amount	Capital	Shares	Amount	Deficit	(Loss)	Total
	(In Thousands)
Balances, January 1, 2013	29,226	$4	$220,361	4,801	$(27,778)	$(91,578)	$51	$101,060
Issuance of common stock in connection with employee stock purchase plan	184	-	1,317	-	-	-	-	1,317
Issuance of common stock in connection with exercise of options	871	1	5,338	-	-	-	-	5,339
Vesting of restricted stock units	217	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(61)	-	-	61	(1,283)	-	-	(1,283)
Issuance of treasury stock	-	-	(156)	(14)	156	-	-	-
Stock-based compensation expense	-	-	6,591	-	-	-	-	6,591
Tax benefit from employee stock plans	-	-	362	-	-	-	-	362
Comprehensive income	-	-	-	-	-	20,929	397	21,326
Balances, December 31, 2013	30,437	$5	$233,813	4,848	$(28,905)	$(70,649)	$448	$134,712
Issuance of common stock in connection with employee stock purchase plan	114	-	1,437	-	-	-	-	1,437
Issuance of common stock in connection with exercise of options	509	-	3,225	-	-	-	-	3,225
Vesting of restricted stock units	350	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(100)	-	-	100	(1,577)	-	-	(1,577)
Purchase of treasury stock	(194)	-	-	194	(3,566)	-	-	(3,566
Stock-based compensation expense	-	-	8,512	-	-	-	-	8,512
Tax benefit from employee stock plans	-	-	1,747	-	-	-	-	1,747
Comprehensive income	-	-	-	-	-	18,462	(1,129)	17,333
Balances, December 31, 2014	31,116	$5	$248,734	5,142	$(34,048)	$(52,187)	$(681)	$161,823
Issuance of common stock in connection with employee stock purchase plan	110	-	1,379	-	-	-	-	1,379
Issuance of common stock in connection with exercise of options	655	-	5,039	-	-	-	-	5,039
Vesting of restricted stock units	453	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(133)	-	-	133	(1,810)	-	-	(1,810)
Purchase of treasury stock	(1,090)	-	--	1,090	(14,525)	-	-	(14,525)
Stock-based compensation expense	-	-	9,761	-	-	-	-	9,761
Tax benefit from employee stock plans	-	-	1,095	-	-	-	-	1,095
Comprehensive income	-	-	-	-	-	12,407	(862)	11,545
Balances, December 31, 2015	31,111	$5	$266,008	6,365	$(50,383)	$(39,780)	$(1,543)	$174,307

See accompanying notes to consolidated financial statements.

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Operating activities:
Net income	$12,407	$18,462	$20,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,646	2,010	1,385
Stock-based compensation expense	9,756	8,547	6,693
Accrued contingent earn-out payments	500	—	—
Impairment of deferred costs	—	1,892	—
Amortization of acquired intangible assets	372	31	74
Deferred taxes	1,563	2,886	5,539
Tax withholdings related to net share settlements of restricted stock awards and units	(1,810)	(1,577)	(1,283)
Provision for (reversal of) doubtful accounts	(82)	27	3
Unrealized loss on foreign currency forward contract	12	50	—
Loss (gain) on disposal of assets	2	(242)	(7)
Tax benefit related to stock-based compensation expense	1,095	1,747	362
Excess tax benefit from stock-based compensation expense	(1,034)	(1,635)	(353)
Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable, net of allowances	4,373	(2,892)	(636)
Prepaid expenses and other assets	(1,081)	(657)	(1,053)
Accounts payable	(684)	(1,516)	(566)
Accrued compensation and related benefits	(1,353)	(1,421)	(3,216)
Accrued and other liabilities	166	7	(913)
Deferred revenues	411	1,713	(1,131)
Billings in excess of recognized revenues	1,267	(343)	(464)
Net cash provided by operating activities	28,526	27,089	25,363
Investing activities:
Proceeds from the sale of property and equipment	—	285	—
Purchases of property and equipment	(4,784)	(3,958)	(4,628)
Purchases of intangible asset	(400)	—	—
Payments for business acquisitions, net of cash acquired	(5,152)	—	—
Net cash used in investing activities	(10,336)	(3,673)	(4,628)
Financing activities:
Payments of obligations assumed in business acquisition	(347)	—	—
Exercise of stock options	5,039	3,225	5,339
Proceeds from employee stock purchase plan	1,379	1,437	1,317
Purchases of treasury stock	(14,525)	(3,566)	——
Excess tax benefit from stock-based compensation expense	1,034	1,635	353
Net cash (used in) provided by financing activities	(7,420)	2,731	7,009
Effect of exchange rate changes on cash and cash equivalents	(76)	(54)	(10)
Net increase in cash and cash equivalents	10,694	26,093	27,734
Cash and cash equivalents, beginning of year	115,464	89,371	61,637
Cash and cash equivalents, end of year	$126,158	$115,464	$89,371
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Taxes	$4,983	$4,222	$4,747
Interest	$16	$—	$—
Property and equipment received and accrued in accounts payable and accrued and other liabilities	$224	$212	$312

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

The Company primarily sells its technologies and services to companies in Asia, Europe and North America within the semiconductor industry. As of December 31, 2015, three customers accounted for 66% of the Company’s gross accounts receivable and 72% of the Company’s revenues for 2015. As of December 31, 2014, three customers accounted for 80% of the Company’s gross accounts receivable and 79% of the Company’s revenues for 2014. See Note 9 for further details. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses.  The allowance for doubtful accounts, which was based on management’s best estimates, could be adjusted in the near term from current estimates depending on actual experience. Such adjustments could be material to the consolidated financial statements.

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

Long-lived Assets  — The Company’s long-lived assets, excluding goodwill, consist of property and equipment and intangible assets. The Company periodically reviews its long-lived assets for impairment. For assets to be held and used, the Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value.

       Goodwill  — The Company records goodwill when the purchase consideration of an acquisition exceeds the fair value of the net tangible and identified intangible assets as of the date of acquisition. The Company performs an annual impairment assessment of its goodwill during the fourth quarter of each calendar year or more frequently if required to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If further testing is required, the Company performs a two-step process. The first step involves comparing the fair value of its reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the purpose of impairment testing, the Company has determined that it has one reporting unit. There has been no impairment of goodwill for any periods presented.

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

The Company defers certain pre-contract costs incurred for specific anticipated contracts. Deferred costs consist primarily of direct costs to provide solution implementation services in relation to the specific anticipated contracts. The Company recognizes such costs as a component of cost of revenues, the timing of which is dependent upon persuasive evidence of contract arrangement assuming all other revenue recognition criteria are met. At the end of the reporting period, the Company evaluates its deferred costs for their probable recoverability. The Company recognizes impairment of deferred costs when it is determined that the costs no longer have future benefits and are no longer recoverable. Deferred costs balance was zero and $0.1 million as of December 31, 2015 and December 31, 2014, respectively. The balance was included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. During the year ended December 31, 2014, the Company impaired $1.9 million of deferred pre-contract costs for two contracts with a customer as it was determined that the costs were no longer recoverable. The impairment charges were recorded in the impairment of deferred costs in the accompanying consolidated statements of operations and comprehensive income.

The Company also licenses its software products separately from its solution implementations. For software license arrangements that do not require significant modification or customization of the underlying software, software license revenue is recognized under the residual method when (l) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or dete1minable, (4) collectability is probable, and (5) the arrangement does not require services that are essential to the functionality of the software. When arrangements include multiple elements such as support and maintenance, consulting (other than for its fixed price solution implementations), installation, and training, revenue is allocated to each element of a transaction based upon its fair value as determined by the Company's VSOE and such services are recorded as services revenue. VSOE for maintenance is generally established based upon negotiated renewal rates while VSOE for consulting, installation, and training services is established based upon the Company's customary pricing for such services when sold separately. When software is licensed for a specified term, fees for support and maintenance are generally bundled with the license fee over the entire term of the contract. The Company is unable to establish VSOE of fair value for maintenance services that are generally bundled with term licenses. In these cases, the Company recognizes revenue ratably over the term of the contract.

Revenue from Software-as-a-Service (SaaS) that allow for the use of a hosted software product or service over a contractually determined period of time without taking possession of software are accounted for as subscriptions and recognized as revenue ratably over the coverage period beginning on the date the service is made available to customers. Revenue for software licenses with extended payment terms is not recognized in excess of amounts due. For software license arrangements that require significant modification or customization of the underlying software, the software license revenue is recognized as services are performed using the cost-to-cost percentage of completion method of contract accounting, and such revenue is recorded as services revenue.

Deferred revenues consist substantially of amounts invoiced in advance of revenue recognition and is recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding 12 month period is recorded as current deferred revenues and the remaining portion is recorded as non- current deferred revenues. Non-current portion of deferred revenue was both $0.3 million as of December 31, 2015 and 2014. This balance was recorded in the other non-current liabilities in the accompanying consolidated balance sheets.

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

Accounts Receivable  — Accounts receivable includes amounts that are unbilled at the end of the period. Unbilled accounts receivable are determined on an individual contract basis and were approximately $11.5 million and $9.7 million at December 31, 2015 and 2014, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon the Company’s assessment of the expected collectability of the accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance.

Allowance for doubtful accounts are summarized below:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs of Accounts	Balance at End of Period
Allowance for doubtful accounts
2015	$381	$—	$82	$299
2014	$354	$27	$—	$381
2013	$351	$3	$—	$354

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

Foreign Currency Translation  — The functional currency of the Company’s foreign subsidiaries is the local currency for the respective subsidiary. The assets and liabilities are translated at the period-end exchange rate, and statements of operations are translated at the average exchange rate during the year. Gains and losses resulting from foreign currency translations are included as a component of other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and comprehensive income.

Derivative Financial Instruments — The Company operates internationally and is exposed to potentially adverse movements in foreign currency exchange rates. The Company enters into foreign currency forwards contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. The Company does not use foreign currency contracts for speculative or trading purposes. The Company records these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a large global financial institution that the Company believes is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. These foreign currency forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these derivatives is recorded into earnings as a component of interest and other income (expense), net and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities, which are also recorded in interest and other income (expense), net. The duration of these forward contracts is usually between two to three months.

Litigation  — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with Financial Accounting Standard Board ("FASB") requirements. As of December 31, 2015, The Company is not a party to any material legal proceedings, thus no loss was probable and no amount was accrued.

Recent Accounting Pronouncements —

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This new standard is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), deferring the effective date of ASU 2014-09 by one year. The provision of ASU 2014-09 are effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period.  The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.  We are currently assessing the adoption date and potential impact of adopting this standard on our financial statements and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other Internal-Use Software”. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license, and if so, how the software license element of the arrangement should be accounted for by the customer. The new standard is effective for annual period ending after December 15, 2015, and all reporting periods thereafter. The adoption of this standard did not have a material impact on our financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments”. The new standard simplifies how adjustments are made to provisional amounts recognized in a business combination during the measurement period.  We were required to adopt ASU 2015-16 on January 1, 2016. The Company early adopted this standard during the period ended September 30, 2015. The effect of early adoption of this standard on our financial position, results of operations, and disclosures is immaterial.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” Under this new guidance, deferred tax liabilities and assets should be classified as noncurrent in a classified balance sheet. The update is effective for annual period beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted as of the beginning of any interim or annual reporting period. Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented. The Company early adopted this standard as of December 31, 2015 using the prospective method. See Note 7, Income Taxes, for additional information.

2.  Business Combinations

On July 17, 2015, the Company completed its acquisition of Syntricity, Inc. (“Syntricity”), a provider of a hosted solution for characterization and yield management, by acquiring all issued and outstanding common shares of Syntricity, pursuant to an Agreement and Plan of Merger dated July 9, 2015 between the Company and Syntricity. The Company believes that the acquisition will expand the overall capabilities of its manufacturing software solutions offerings. The aggregate consideration paid for the acquisition consisted of approximately $5.2 million in cash, net of cash acquired of $0.1 million. Of the cash consideration paid, $0.8 million is being held in escrow to secure indemnification obligations. The Company also agreed to pay earn-out consideration of up to $2.5 million in cash through July 17, 2017, contingent upon the achievement of certain financial and non-financial targets. Out of a total of $2.5 million, $0.8 million will be paid to the former shareholders of Syntricity if and when the targets are met. The Company has determined that such contingent consideration requires Level 3 classification, because the liabilities have no public active market or observable inputs. As of the acquisition date and December 31, 2015, the Company has not accrued any additional consideration payable to the former shareholders of Syntricity based on the probability of achievement of the earn-out targets.

The remaining $1.7 million will be paid to employees and considered a post-combination expense if and when the financial and non- financial targets and service conditions are met. As of December 31, 2015, the employees earned and the Company recognized $0.5 million as a post-combination expense in its consolidated statements of operations and comprehensive income. As of December 31, 2015, $0.5 million was not earned and expired.

The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of acquisition. As additional information becomes available, such as finalization of tax related matters, the Company may revise its preliminary purchase price allocation. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill recorded from this acquisition represents business benefits the Company anticipates realizing from optimizing resources and new and expanded opportunities. The goodwill balance is not deductible for U.S. income tax purposes. The Company incurred $0.8 million in acquisition-related costs which were recorded in general and administrative expenses for the twelve months ended December 31, 2015.

The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying consolidated financial statements since the Syntricity acquisition date. Revenues and expenses from Syntricity were not material for the period ended December 31, 2015. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our financial results.

The following table summarizes the allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date:

	(in thousands)	Amortization period (years)
Consideration
Cash	$5,264
Fair value of total consideration transferred	$5,264
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$112
Accounts receivable and other assets	208
Deferred tax assets, net	261
Identifiable intangible assets:
Customer relationship	2,500	9
Developed technology	2,300	6
Tradename	100	2
Backlog	100	1
Property and equipment	378
Accounts payable and other liabilities	(818)
Debt obligations assumed	(347)
Total identifiable net assets	4,794
Goodwill	470
	$5,264

3.  Property and Equipment

Property and equipment consist of (in thousands):

	December 31,
	2015	2014
Computer equipment	$9,188	$9,817
Software	1,713	3,369
Furniture, fixtures, and equipment	907	756
Leasehold improvements	1,126	1,127
Test equipment	7,214	6,401
Construction-in-progress	4,777	2,405
	24,925	23,875
Accumulated depreciation	(13,600)	(15,043)
Total	$11,325	$8,832

Depreciation and amortization expense for years ended December 31, 2015, 2014 and 2013 was $2.6 million, $2.0 million and $1.4 million, respectively.

4.   Goodwill and Intangible Assets

 As of December 31, 2015 and December 31, 2014, the carrying amount of goodwill was $0.2 million and zero, respectively. The goodwill balance as of December 31, 2015 was the result of the acquisition of Syntricity. The following is a rollforward of the Company's goodwill balance (in thousands):

December 31, 2015
Balance as of December 31, 2014	$-
Add: Goodwill from acquisition	470
Goodwill adjustment	(255)
Balance as of December 31, 2015	$215

The changes in initial fair values of acquired assets and liabilities as a result of obtaining the necessary information reflected in the table above represents a change to the acquired deferred tax assets related to Syntricity acquisition.

Intangible assets balance was $5.0 million and zero as of December 31, 2015 and December 31, 2014, respectively. Intangible assets as of December 31, 2015 consist of the following (in thousands):

				December 31, 2015			December 31, 2014
	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired identifiable intangibles:
Customer relationships	1	-	9	$5,920	$(3,547)	$2,373	$3,420	$(3,420)	-
Developed technology	4	-	6	14,100	(11,976)	2,124	11,800	(11,800)	-
Tradename	2	-	4	610	(533)	77	510	(510)	-
Backlog		1		100	(46)	54	-	-	-
Patent	7	-	10	1,800	(1,400)	400	1,400	(1,400)	-
Other acquired intangibles		4		255	(255)	-	255	(255)	-
Total				$22,785	$(17,757)	$5,028	$17,385	$(17,385)	-

The weighted average amortization period for acquired identifiable intangible assets was 7.20 years as of December 31, 2015. Intangible asset amortization expense for years ended December 31, 2015, 2014 and 2013 was $0.4 million, $31,000 and $74,000, respectively. The Company expects annual amortization of acquired identifiable intangible assets to be as follows (in thousands):

Year Ending December 31,
2016	805
2017	728
2018	701
2019	701
2020	701
2021 and Thereafter	1,392
Total future amortization expense	$5,028

Intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During year ended December 31, 2015, there were no indicators of impairment related to the Company’s intangible assets.

5.  Commitments and Contingencies

Leases  — The Company leases administrative and sales offices and certain equipment under noncancelable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various times through 2024. Rent expense was $2.1 million, $2.1 million and $2.0 million in 2015, 2014 and 2013, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2015 are as follows (in thousands):

Year Ending December 31,
2016	$1,850
2017	1,420
2018	806
2019	71
2020	18
2021 and thereafter	61
Total future minimum lease payments	$4,226

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

Purchase obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of December 31, 2015, total outstanding purchase obligations were $5.1 million which are primarily due within the next 12 months.

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

Litigation — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. As of December 31, 2015, the Company was not party to any material legal proceedings, thus no loss was probable and no amount was accrued.

6.  Stockholders’ Equity

Stock-based compensation expenses related to the Company’s employee stock purchase plan and stock plans were allocated as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cost of Design-to-silicon-yield solutions	$3,914	$3,419	$2,736
Research and development	2,275	1,709	1,583
Selling, general and administrative	3,567	3,419	2,374
Stock-based compensation expense	$9,756	$8,547	$6,693

The stock-based compensation expense for the year ended December 31, 2015, 2014, and 2013 in the table above includes expense related to cash-settled stock appreciation rights (“SARs”) granted to certain employees which totaled to a credit of $(5,000), an expense of $34,000 and an expense of $102,000, respectively. The Company accounted for these awards as a liability and the amount was included in accrued compensation and related benefits.

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

The fair value of equity awards granted was estimated on the date of grant with the following weighted average assumptions:

	Stock Plans			Employee Stock Purchase Plan
	2015	2014	2013	2015	2014	2013
Expected life (in years)	4.5	4.6	4.8	1.25	1.25	1.25
Volatility	45.8%	44.0%	54.1%	50.1%	33.4%	45.3%
Risk-free interest rate	1.37%	1.54%	1.03%	0.34%	0.21%	0.19%
Expected dividend	—	—	—	—	—	—

On December 31, 2015, the Company had in effect the following stock-based compensation plans:

Stock Plans —  At the annual meeting of stockholders on November 16, 2011, the Company’s stockholders approved the 2011 Stock Incentive Plan, which was amended and restated at the 2014 annual meeting of stockholders on May 28, 2014, when the Company’s stockholders approved the First Amended and Restated 2011 Stock Incentive Plan, and then subsequently amended at the 2014 annual meeting of stockholders on May 27, 2014, when the Company’s stockholders approved the Second Amended and Restated 2011 Incentive Plan (as amended, the “2011 Plan”). Under the 2011 Plan, the Company may award stock options, stock appreciation rights, stock grants or stock units covering shares of the Company's common stock to employees, directors, non-employee directors and contractors. The aggregate number of shares reserved for awards under this plan is 6,550,000 shares, plus up to 3,500,000 shares previously issued under the 2001 Plan that are forfeited or repurchased by the Company or shares subject to awards previously issued under the 2001 Plan that expire or that terminate without having been exercised or settled in full on or after November 16, 2011. In case of awards other than options or stock appreciation rights, the aggregate number of shares reserved under the plan will be decreased at a rate of 1.33 shares issued pursuant to such awards. The exercise price for stock options must generally be at prices no less than the fair market value at the date of grant. Stock options generally expire ten years from the date of grant and become vested and exercisable over a four-year period.

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

As of December 31, 2015, 7.0 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 3.2 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.4 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after adoption of the 2011 Plan through December 31, 2015. As of December 31, 2015, there were no outstanding awards that had been granted outside of the 2011, 2001 or the IDS Plans (collectively, the "Stock Plans").

Additional information with respect to options under the Plans is as follows:

	Outstanding Options
	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2013	3,810	6.91
Granted (weighted average fair value of $7.75 per share)	77	17.12
Exercised	(871)	6.13
Canceled	(114)	8.76
Expired	(22)	5.98
Outstanding, December 31, 2013	2,880	7.35
Granted (weighted average fair value of $6.66 per share)	28	17.40
Exercised	(509)	6.33
Canceled	(40)	10.03
Expired	(7)	7.41
Outstanding, December 31, 2014	2,352	7.65
Granted (weighted average fair value of $5.45 per share)	93	13.88
Exercised	(655)	7.70
Canceled	(23)	12.95
Expired	(3)	12.91
Outstanding, December 31, 2015	1,764	7.88	5. 14	$6,210
Vested and expected to vest, December 31, 2015	1,754	7.84	5. 12	$6,207
Exercisable, December 31, 2015	1,560	7.29	4.77	$6,040

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $10.84 as of December 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the year ended December 31, 2015, 2014 and 2013 was $6.2 million, $6.7 million and $11.9 million.

As of December 31, 2015, there was $1.0 million of total unrecognized compensation cost, net of forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average period of 1.93 years. The total fair value of options vested during the year ended December 31, 2015 was $1.5 million.

 Nonvested shares (restricted stock units) were as follows:

	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2013	450	7.97
Granted	562	18.25
Vested	(217)	11.01
Forfeited	(36)	11.08
Nonvested, December 31, 2013	759	14.44
Granted	569	19.42
Vested	(350)	14.43
Forfeited	(37)	18.00
Nonvested, December 31, 2014	941	17.38
Granted	720	15.92
Vested	(453)	15.97
Forfeited	(42)	17.27
Nonvested, December 31, 2015
	1,166	17.03

As of December 31, 2015, there was $17.4 million of total unrecognized compensation cost related to restricted stock rights. That cost is expected to be recognized over a weighted average period of 2.67 years. Restricted stock units do not have rights to dividends prior to vesting.

Employee Stock Purchase Plan — In July 2001, the Company adopted a ten-year Employee Stock Purchase Plan (“Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The Purchase Plan consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Under the Purchase Plan, on January 1 of each year, starting with 2002, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. At the annual meeting of stockholders on May 18, 2010, the Company's stockholders approved an amendment to the Purchase Plan to extend it through May 17, 2020. As of December 31, 2015, 6.2 million shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. During 2015, 2014 and 2013, the number of shares issued were 110,000, 114,000 and 184,000, respectively, at a weighted average price of $12.57, $12.62 and $7.16 per share, respectively. As of December 31, 2015, 2.8 million shares were available for future issuance under the Purchase Plan. The weighted average estimated fair value of shares granted under the Purchase Plan during 2015, 2014 and 2013 was $5.51, $6.41 and $5.56 per share, respectively. As of December 31, 2015, there was $1.0 million of unrecognized compensation cost related to the Purchase Plan. That cost is expected to be recognized over a weighted average period of 1.58 years.

Stock Repurchase Program  — On October 21, 2014, the Board of Directors adopted a two-year program, effective immediately, to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions. During the year ended December 31, 2015, the Company repurchased 1,089,773 shares under this program. As of December 31, 2015, 1,089,773 shares had been repurchased at an average price of $13.33 per share under this program for a total purchase of $14.5 million, and $10.5 million remained available for future repurchases.

7.  Income Taxes

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
U.S.
Current	$2,022	$3,032	$719
Deferred	1,549	2,882	5,432
Foreign
Current	341	476	291
Withholding	3,089	3,103	3,830
Deferred	14	4	108
Total provision	$7,015	$9,497	$10,380

During the years ended December 31, 2015, 2014 and 2013, income before taxes from U.S. operations was $17.7 million, $26.2 million and $29.6 million, respectively, and income before taxes from foreign operations was $1.7 million, $1.8 million and $1.7 million, respectively.

The income tax provision differs from the amount estimated by applying the statutory federal income tax rate (35%) for the following reasons (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal statutory tax provision	$6,798	$9,786	$10,958
State tax provision	465	56	581
Stock compensation expense	677	540	393
Tax credits	(4,166)	(3,924)	(5,424)
Foreign tax, net	3,111	3,170	3,884
Change in valuation allowance	—	—	—
Other	130	(131)	(12)
Tax provision	$7,015	$9,497	$10,380

As of December 31, 2015, the Company had Federal and California net operating loss carry-forwards (“NOLs”) of approximately $3.6 million and $8.4 million. The Federal and California NOLs begin expiring after 2019 and 2016, respectively.

The Company’s 2012 tax provision did not include the benefit of the 2012 federal R&D credit. On January 2, 2013, the President of the United States signed into law The American Taxpayer Relief Act of 2012. Under prior U.S. law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extended the research tax credit for two years to December 31, 2013. The extension of the research tax credit was retroactive to January 1, 2012 and included amounts paid or incurred after December 31, 2011. As of December 31, 2015, the Company had federal and state research and experimental and other tax credit (“R&D credits”) carry-forwards of approximately $9.4 million and $13.6 million, respectively. The federal credits begin to expire after 2025, while the California credits have no expiration. The extent to which the federal and state credit carry forwards can be used to offset future tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987.

The Company assesses its deferred tax assets for recoverability on a regular basis, and where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. As of December 31, 2015 and 2014, we believe that most of our deferred tax assets are “more-likely-than not” to be realized with the exception of California R&D tax credits that have not met the “more-likely-than not” realization threshold criteria because on an annual basis and pursuant to current law, we generate more California credits than California tax. As a result, at December 31, 2015 and 2014, the excess credits of $6.0 million and $5.4 million, respectively continued to be subject to a full valuation allowance. In addition, the Company acquired Syntricity on July 17, 2015. Syntricity had approximately $0.2 million of California NOL tax credits on the date of acquisition. The Company evaluated positive and negative evidence and concluded that it was more likely than not that the California NOL would not be fully realizable. As a result of management’s evaluation, the Company recorded full valuation allowance against this deferred tax assets. The Company will continue to review its deferred tax assets in accordance with the applicable accounting standards. Net deferred tax assets balance as of December 31, 2015 and 2014 was $10.3 million and $11.3 million, respectively.

The Company early adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” as of December 31, 2015 using the prospective method and classified all deferred tax assets and liabilities as non-current in the accompanying balance sheet. The balance as of December 31, 2015 consists of $10.3 million net deferred tax assets-long-term portion. The balance as of December 31, 2014 consists of $3.3 million net deferred tax assets-current portion and $8.0 million net deferred tax assets-long-term portion.

Tax attributes related to stock option windfall deductions are not recorded until they result in a reduction of cash tax payable. Federal tax credits and state net operating losses from windfall deductions were excluded from the deferred tax asset balance as of December 31, 2015. As of December 31, 2015, the benefit of the federal credits and state net operating loss deferred tax assets of $4.8 million and $63,000, respectively, will be recorded to additional paid-in capital when they reduce cash taxes payable. As of December 31, 2014, the excluded windfall deductions for federal and state purposes were $5.1 million and $66,000, respectively.

The components of the net deferred tax assets are comprised of (in thousands):

	December 31,
	2015	2014
Deferred tax assets

Net operating loss carry forward	$1,895	$533
Research and development and other credit carry forward	5,995	5,438
Foreign tax credit carry forward	—	1
Accruals deductible in different periods	3,046	3,021
Intangible assets	3,078	5,555
Stock-based compensation	2,474	2,861
Valuation allowance	(6,205)	(5,433)
Subtotal	$10,283	$11,976

Deferred tax liabilities

Fixed assets	10	(632)
Net Deferred tax assets	$10,293	$11,344

In accordance with the provisions of the accounting standard relating to accounting for uncertain tax positions, the Company classifies its liabilities for income tax exposures as long-term. The Company includes interest and penalties related to unrecognized tax benefits within the Company’s income tax provision. As of December 31, 2015 and 2014, the Company had accrued interest and penalties related to unrecognized tax benefits of $495,000 and $467,000, respectively.  In the years ended December 31, 2015, 2014 and 2013, the Company recognized charges (credits) for interest and penalties related to unrecognized tax benefits in the consolidated statements of operations of $28,000, $1,000 and $39,000, respectively.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2015 was $11.0 million, of which $6.5 million, if recognized, would impact the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2014 was $10.4 million, of which $6.3 million, if recognized, would affect the Company's effective tax rate. As of December 31, 2015, the Company has recorded unrecognized tax benefits of $2.5 million, including interest and penalties, as long-term income taxes payable in its consolidated balance sheet. The remaining $8.9 million has been recorded net of our deferred tax assets, of which $4.4 million is subject to a full valuation allowance. The Company does not expect the change in unrecognized tax benefits over the next twelve months to materially impact its results of operations and financial position.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Gross unrecognized tax benefits, January 1, 2013	$9,553
Increases in tax positions for current year	1,052
Increase in tax positions for prior years	—
Lapse in statute of limitations	(389)
Gross unrecognized tax benefits, December 31, 2013	10,216
Increases in tax positions for current year	809
Increases in tax positions for prior years	—
Lapse in statute of limitations	(597)
Gross unrecognized tax benefits, December 31, 2014	10,428
Increases in tax positions for current year	720
Increases in tax positions for prior years	162
Lapse in statute of limitations	(331)
Gross unrecognized tax benefits, December 31, 2015	$10,979

Undistributed earnings of the Company’s foreign subsidiaries of $5.6 million are considered to be indefinitely reinvested and accordingly, no provision for federal and state income taxes has been provided thereon. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable at this time.

Valuation allowance for deferred tax assets is summarized:

	Balance at Beginning of Period	Charged to Costs and Expenses	Balance assumed in acquisition	Deductions/ Write-offs of Accounts	Balance at End of Period
Valuation allowance for deferred tax assets
2015	$5,433	$557	$215	$—	$6,205
2014	5,087	346	—	—	5,433
2013	4,708	379	—	—	5,087

8.  Net Income Per Share

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

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income	$12,407	$18,462	$20,929
Denominator:
Basic weighted-average shares outstanding	31,424	30,743	29,826
Effect of dilutive options and restricted stock	740	1,196	1,567
Diluted weighted-average shares outstanding	32,164	31,939	31,393

Net income per share - Basic	$0.39	$0.60	$0.70
Net income per share - Diluted	$0.39	$0.58	$0.67

 The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	December 31,
	2015	2014
Outstanding options	127	61
Nonvested shares of restricted stock units	714	19
Employee Stock Purchase Plan	255	50
Total	1,096	130

9.  Customer and Geographic Information

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Year Ended December 31,
Customer	2015	2014	2013
A	53%	52%	33%
B	*	16%	17%
C	12%	11%	24%

*  represents less than 10%

The Company had accounts receivable balances from individual customers in excess of 10% of the gross accounts receivable balance as follows:

	December 31,
Customer	2015	2014
A	65%	51%
B	*	21%
C	*	* %

*  represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (in thousands):

	Year Ended December 31,
	2015		2014		2013
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
United States	$45,082	46%	$44,963	44%	$39,057	38%
Germany	23,198	24	35,142	35	22,431	22
South Korea	10,629	11	5,667	6	20,953	21
Rest of the world	19,068	19	14,391	15	19,012	19
Total revenue	$97,977	100%	$100,163	100%	$101,453	100%

Long-lived assets, net by geographic area is as follows (in thousands):

	December 31,
	2015	2014
United States	$10,752	$8,240
Rest of the world	573	592
Total long-lived assets, net	$11,325	$8,832

10. Financial Instruments

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2015 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,371	$26,371	$—	$—

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2014 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,356	$26,356	$—	$—

The Company enters into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily on third-party accounts payables and intercompany balances. The primary objective of the Company’s hedging program is to reduce volatility of earnings related to foreign currency exchange rate fluctuations. The counterparty to these foreign currency forward contracts is a large global financial institution that the Company believes is creditworthy, and therefore, the Company believes the credit risk of counterparty nonperformance is not significant. These foreign currency forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these contracts is recorded into earnings as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated assets and liabilities, which is also recorded in other income (expense), net. For the year ended December 31, 2015, 2014 and 2013, the Company recognized a realized (loss) gain of $(0.8) million, $(0.9) million and $0.1 million, respectively on the contracts, which is recorded in interest and other income (expense), net in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The Company carries these derivatives financial instruments on its Consolidated Balance Sheets at their fair values. The Company’s foreign currency forward contracts are classified as Level 2 because it is not actively traded and the valuation inputs are based on quoted prices and market observable data of similar instruments. As of December 31, 2015, the Company had one outstanding forward contract with a notional amount of $6.7 million and recorded $62,000 other current liabilities associated with this outstanding forward contract.

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

12.  Selected Quarterly Financial Data (Unaudited)

The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the fiscal years ended December 31, 2015 and 2014.

	Year Ended December 31, 2015
	Q1	Q2	Q3	Q4
	(In thousands, except for per share amounts)
Total revenues	$26,817	$23,210	$23,878	$24,072
Gross profit	$18,013	$13,322	$13,626	$13,992
Net income	$5,967	$2,149	$1,494	$2,797
Net income per share:
Basic	$0.19	$0.07	$0.05	$0.09
Diluted	$0.18	$0.07	$0.05	$0.09

	Year Ended December 31, 2014
	Q1	Q2	Q3	Q4
	(In thousands, except for per share amounts)
Total revenues	$27,086	$24,610	$22,406	$26,061
Gross profit	$17,381	$15,763	$10,792	$16,513
Net income	$6,255	$4,696	$1,761	$5,750
Net income per share:
Basic	$0.21	$0.15	$0.06	$0.19
Diluted	$0.20	$0.15	$0.05	$0.18

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

Date March 1, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

March 1, 2016	/s/ JOHN K. KIBARIAN	Director, President and Chief Executive Officer
	John K. Kibarian	(principal executive officer)

March 1, 2016	/s/ GREGORY C. WALKER	Vice President, Finance and Chief Financial Officer
	Gregory C. Walker	(principal financial and accounting officer)

March 1, 2016	/s/ LUCIO L. LANZA	Chairman of the Board of Directors
Lucio L. Lanza

March 1, 2016	/s/ R. STEPHEN HEINRICHS	Director
R. Stephen Heinrichs

March 1, 2016	/s/ JOSEPH R. BRONSON	Director
Joseph R. Bronson

March 1, 2016	s/ KIMON MICHAELS	Director
Kimon Michaels

INDEX TO EXHIBITS

Exhibit Number	Description
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc. (incorporated herein by reference to registrant’s Registration Statement on Form S-1/A filed July 9, 2001)
3.02	Amended and Restated Bylaws of PDF Solutions, Inc. (incorporated herein by reference to registrant’s Quarterly Report on Form 10-Q filed August 9, 2005)
4.01	Specimen Stock Certificate (incorporated herein by reference to registrant’s Quarterly Report on Form 10-Q filed September 6, 2001)
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

10.04	PDF Solutions, Inc. 2001 Employee Stock Purchase Plan (incorporated herein by reference to registrant’s proxy statement dated April 6, 2010)*
10.05	IDS Software, Inc. 2001 Stock Option/Stock Issuance Plan and related agreements (incorporated herein by reference to registrant’s Registration Statement on Form S-8 filed October 17, 2003)*
10.06	PDF Solutions Inc. Second Amended and Restated 2011 Stock Incentive Plan (incorporated herein by reference to the registrant’s proxy statement dated April 15, 2014)*
10.07	Form of Stock Option Agreement (Non-statutory) under PDF Solutions, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to registrant's Annual Report on Form 10-K filed March 15, 2012)*
10.08	Form of Stock Unit Agreement under PDF Solutions, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to registrant's Annual Report on Form 10-K filed March 15, 2012)*
10.09	Form of Stock Appreciation Right Agreement under PDF Solutions, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to registrant’s filing on Form 10-Q filed November 9, 2012)
10.10	Employment confirmation to John Kibarian from PDF Solutions, Inc. dated October 13, 2009 (incorporated herein by reference to registrant's Annual Report on Form 10-K filed March 15, 2012)*
10.11	Employment confirmation to Kimon Michaels from PDF Solutions, Inc. dated October 13, 2009 (incorporated herein by reference to registrant's Annual Report on Form 10-K filed March 15, 2012)*
10.12	Offer Letter to Gregory Walker from PDF Solutions, Inc. dated November 1, 2011 (incorporated herein by reference to registrar’s Quarterly Report on Form 10-Q filed November 9, 2011)*
10.13	Offer letter to Cornelius D. Hartgring from PDF Solutions, Inc. dated August 29, 2002 (incorporated herein by reference to registrant’s Annual Report on Form 10-K filed March 26, 2003)*
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

10.16	First Amendment to Office Lease dated June 1, 2013 (incorporated herein by reference to registrant’s filing on Form 8-K filed August 22, 2013)
21.01	Subsidiaries of Registrant †
23.01	Consent of Independent Registered Public Accounting Firm†
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