Form 10-Q
period 2016-03-31
PDF SOLUTIONS INC
filed 2016-05-03
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2016

or

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

The number of shares outstanding of the Registrant’s Common Stock as of April 28, 2016 was 31,236,483.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$129,398	$126,158
Accounts receivable, net of allowance of $352 and $299, respectively	29,323	33,438
Prepaid expenses and other current assets	3,479	3,655
Total current assets	162,200	163,251
Property and equipment, net	13,236	11,325
Goodwill	215	215
Intangible assets, net	4,815	5,028
Deferred tax assets	10,186	10,299
Other non-current assets	7,565	1,651
Total assets	$198,217	$191,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,016	$1,293
Accrued compensation and related benefits	4,289	4,812
Accrued and other current liabilities	1,853	2,382
Deferred revenues – current portion	6,358	4,702
Billings in excess of recognized revenue	114	1,267
Total current liabilities	14,630	14,456
Long-term income taxes payable	2,468	2,540
Other non-current liabilities	464	466
Total liabilities	17,562	17,462
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 37,599 and 37,476, respectively; shares outstanding 31,234 and 31,111, respectively	5	5
Additional paid-in-capital	269,944	266,008
Treasury stock at cost, 6,365 shares in both 2016 and 2015	(50,392)	(50,383)
Accumulated deficit	(37,718)	(39,780)
Accumulated other comprehensive loss	(1,184)	(1,543)
Total stockholders’ equity	180,655	174,307
Total liabilities and stockholders’ equity	$198,217	$191,769

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015

Revenues:
Design-to-silicon-yield solutions	$18,578	$18,152
Gainshare performance incentives	6,503	8,665
Total revenues	25,081	26,817

Costs of Design-to-silicon-yield solutions
Direct costs of Design-to-silicon-yield solutions	$10,110	8,804
Amortization of acquired technology	96	—
Total cost of Design-to-silicon-yield solutions	10,206	8,804
Gross profit	14,875	18,013

Operating expenses:
Research and development	6,311	4,088
Selling, general and administrative	5,124	4,456
Amortization of other acquired intangible assets	117	—
Total operating expenses	11,552	8,544

Income from operations	3,323	9,469
Interest and other income (expense), net	(236)	51
Income before income taxes	3,087	9,520
Income tax provision	1,025	3,553
Net income	$2,062	$5,967

Net income per share:
Basic	$0.07	$0.19
Diluted	$0.07	$0.18

Weighted average common shares:
Basic	31,168	31,336
Diluted	31,722	32,291

Net income	$2,062	$5,967
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	360	(748)
Comprehensive income	$2,422	$5,219

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$2,062	$5,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	765	605
Stock-based compensation expense	2,666	2,199
Amortization of acquired intangible assets	213	—
Deferred taxes	108	416
Loss on disposal of property and equipment	107	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(9)	(2)
Provision for (reversal of) allowance for doubtful accounts	53	(82)
Unrealized loss (gain) on foreign currency forward contract	(23)	84
Tax benefit related to stock-based compensation expense	349	1,858
Excess tax benefit from stock-based compensation	(330)	(1,754)
Changes in operating assets and liabilities:
Accounts receivable	4,062	8,615
Prepaid expenses and other assets	(5,739)	(315)
Accounts payable	250	(988)
Accrued compensation and related benefits	(564)	(2,024)
Accrued and other liabilities	(833)	(415)
Deferred revenues	1,674	1,455
Billings in excess of recognized revenues	(1,153)	—
Net cash provided by operating activities	3,658	15,619
Investing activities:
Purchases of property and equipment	(1,780)	(1,145)
Net cash used in investing activities	(1,780)	(1,145)
Financing activities:
Proceeds from exercise of stock options	182	3,128
Proceeds from employee stock purchase plan	777	680
Excess tax benefit from stock-based compensation	330	1,754
Purchases of treasury stock	—	(3,605)
Net cash provided by financing activities	1,289	1,957
Effect of exchange rate changes on cash and cash equivalents	73	(15)
Net change in cash and cash equivalents	3,240	16,416
Cash and cash equivalents, beginning of period	126,158	115,464
Cash and cash equivalents, end of period	$129,398	$131,880
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Taxes	$281	$1,941

Property and equipment received and accrued in accounts payable and accrued and other liabilities	$1,218	$749

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by PDF Solutions, Inc. (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments), to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all intercompany balances and transactions.

The condensed consolidated balance sheet at December 31, 2015, has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The Company generates a significant portion of its Design-to-silicon-yield solutions revenue from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require reliable estimation of costs to perform obligations and the overall scope of each engagement. Revenue under project–based contracts for solution implementation services is recognized as services are performed using percentage of completion method of contract accounting based on costs or labor-hours input method, whichever is the most appropriate measure of the progress towards completion of the contract. Losses on fixed-price solution implementation contracts are recognized in the period when they become probable. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. Revenue under time and materials contracts for solution implementation services are recognized as the services are performed. On occasion, the Company licenses its software products as a component of its fixed-price service contracts. In such instances, the software products are licensed to customers over a specified term of the agreement with support and maintenance to be provided at each customer's option over the license term. The amount of product and service revenue recognized in a given period is affected by the Company’s judgment as to whether an arrangement includes multiple deliverables and, if so, the Company’s determination of the fair value of each deliverable. In general, vendor-specific objective evidence of selling price (“VSOE”) does not exist for the Company’s solution implementation services and software products and because the Company’s services and products include our unique technology, the Company is not able to determine third-party evidence of selling price (“TPE”). Therefore, in such circumstances the Company uses best estimated selling prices (“BESP”) in the allocation of arrangement consideration. In determining BESP, the Company applies significant judgment as the Company’s weighs a variety of factors, based on the facts and circumstances of the arrangement. The Company typically arrives at BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting. After fair value is established for each deliverable, the total transaction amount is allocated to each deliverable based upon its relative fair value. Fees allocated to solution implementation services are recognized using the percentage of completion method of contract accounting. Fees allocated to software and related support and maintenance are recognized under software revenue recognition guidance.

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

Revenue from Software-as-a-Service (SaaS) that allows for the use of a hosted software product or service over a contractually determined period of time without taking possession of software is accounted for as a subscription and recognized as revenue ratably over the coverage period beginning on the date the service is first made available to customers.

Revenue for software licenses with extended payment terms is not recognized in excess of amounts due. For software license arrangements that require significant modification or customization of the underlying software, the software license revenue is recognized as services are performed using the percentage of completion method of contract accounting, and such revenue is recorded as services revenue.

Deferred revenues consist primarily of amounts invoiced in advance of revenue recognition and are recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues and the remaining portion is recorded as non- current deferred revenues. The non-current portion of deferred revenue was $0.3 million as of both March 31, 2016 and December 31, 2015. This balance was recorded in the other non-current liabilities in the accompanying condensed consolidated balance sheets.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the Company’s 2015 Annual Report on Form 10-K, except for the following:

In February 2016, the Financial Accounting Standards Board (or FASB) issued Accounting Standards Update (or ASU) No. 2016-2, Leases (Topic 842).  The update requires that most leases, including operating leases, be recorded on the balance sheet as an asset and a liability, initially measured at the present value of the lease payments.  Subsequently, the lease asset will be amortized generally on a straight-line basis over the lease term, and the lease liability will bear interest expense and be reduced for lease payments.  The amendments in this update are effective for public companies’ financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This update clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The amendments in this update are effective for public companies’ financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The update is effective for interim and annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this update affect entities with transactions included within the scope of Topic 606. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this update are effective for public companies’ financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

3. BALANCE SHEET COMPONENTS

Accounts receivable include amounts that are unbilled at the end of the period that are expected to be billed and collected within 12-month period. Unbilled accounts receivable are determined on an individual contract basis. Unbilled accounts receivable, included in accounts receivable, totaled $9.4 million and $11.5 million as of March 31, 2016 and December 31, 2015, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12-month period are recorded in other non-current assets and totaled $6.2 million and $0.1 million as of March 31, 2016 and December 31, 2015, respectively. The increase in other non-current asset is due to the increase in the long-term unbilled portion of one of the Company’s Design-to-silicon-yield solutions contracts.

Property and equipment consists of (in thousands):

	March 31, 2016	December 31, 2015
Property and equipment, net:
Computer equipment	$9,906	$9,188
Software	1,842	1,713
Furniture, fixtures and equipment	963	907
Leasehold improvements	1,132	1,126
Test equipment	7,547	7,214
Construction-in-progress	6,204	4,777
	27,594	24,925
Less: accumulated depreciation	(14,358)	(13,600)
Total	$13,236	$11,325

Depreciation and amortization expense was $0.8 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.

As of both March 31, 2016 and December 31, 2015, the carrying amount of goodwill was $0.2 million. The following is a rollforward of the Company's goodwill balance (in thousands):

March 31, 2016
Balance as of December 31, 2015	$215
Adjustment	—
Balance as of March 31, 2016	$215

Intangible assets balance was $4.8 million and $5.0 million as of March 31, 2016 and December 31, 2015, respectively. Intangible assets as of March 31, 2016 and December 31, 2015 consist of the following (in thousands):

				March 31, 2016			December 31, 2015
	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired identifiable intangibles:
Customer relationships	1	-	9	$5,920	$(3,617)	$2,303	$5,920	$(3,547)	$2,373
Developed technology	4	-	6	14,100	(12,072)	2,028	14,100	(11,976)	2,124
Tradename	2	-	4	610	(545)	65	610	(533)	77
Backlog		1		100	(71)	29	100	(46)	54
Patent	7	-	10	1,800	(1,410)	390	1,800	(1,400)	400
Other acquired intangibles		4		255	(255)	-	255	(255)	-
Total				$22,785	$(17,970)	$4,815	$22,785	$(17,757)	$5,028

The weighted average amortization period for acquired identifiable intangible assets was 7.01 years as of March 31, 2016. For the three months ended March 31, 2016 and 2015, intangible asset amortization expense was $0.2 million and zero, respectively. The Company expects annual amortization of acquired identifiable intangible assets to be as follows (in thousands):

Period Ending March 31,
2016 (remaining 9 months)	$592
2017	728
2018	701
2019	701
2020	701
2021 and thereafter	1,392
Total future amortization expense	$4,815

Intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the three months ended March 31, 2016, there were no indicators of impairment related to the Company’s intangible assets.

4. STOCKHOLDERS’ EQUITY

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expenses before taxes related to the Company’s stock plans and employee stock purchase plan were allocated as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of Design-to-silicon-yield solutions	$1,085	$887
Research and development	706	491
Selling, general and administrative	875	821
Stock-based compensation expenses	$2,666	$2,199

On March 31, 2016, the Company had the following stock-based compensation plans:

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

On April 8, 2016, the Company’s Board of Directors amended the 2011 Plan, subject to stockholder approval to increase the number of shares reserved for awards under it to a total of 7,800,000 shares, which is an increase of an additional 1,250,000 shares.

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

The Company estimated the fair value of share-based awards granted under the Stock Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Three Months Ended March 31,
	2016	2015
Expected life (in years)	4.42	4.51
Volatility	44.74%	46.48%
Risk-free interest rate	1.21%	1.25%
Expected dividend	—	—
Weighted average fair value per share of options granted during the period	$4.08	$6.38

As of March 31, 2016, 7.0 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 3.1 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.4 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after adoption of the 2011 Plan through March 31, 2016.  As of March 31, 2016, there were no outstanding awards that had been granted outside of the 2011, 2001 or the IDS Plans (collectively, the "Stock Plans").

Stock option activity under the Company’s Stock Plans during the three months ended March 31, 2016, was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2016	1,764	$7.88
Granted (weighted average fair value of $4.08 per share)	29	$10.77
Exercised	(24)	$7.57
Canceled	(2)	$19.67
Expired	(2)	$13.93
Outstanding, March 31, 2016	1,765	$7.91	4.93	$10,024
Vested and expected to vest, March 31, 2016	1,755	$7.88	4.91	$10,011
Exercisable, March 31, 2016	1,592	$7.38	4.55	$9,746

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $13.38 per share as of March 31, 2016. The total intrinsic value of options exercised during the three months ended March 31, 2016, was $0.1 million.

As of March 31, 2016, there was $0.8 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of shares vested during the three months ended March 31, 2016, was $0.3 million.

Nonvested restricted stock units activity during the three months ended March 31, 2016, was as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, January 1, 2016	1,166	$17.03
Granted	29	$10.77
Vested	(16)	$16.84
Forfeited	(6)	$17.75
Nonvested, March 31, 2016	1,173	$16.87

As of March 31, 2016, there was $15.6 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.5 years. Restricted stock units do not have rights to dividends prior to vesting.

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

 The Company estimated the fair value of purchase rights granted under the Purchase Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Three months Ended March 31,
	2016	2015
Expected life (in years)	1.25	1.25
Volatility	44.15%	54.21%
Risk-free interest rate	0.50%	0.26%
Expected dividend	—	—
Weighted average fair value of purchase rights granted under the Purchase Plan	$3.56	$6.19

During the three months ended March 31, 2016 and 2015, a total of 84,000 and 51,000 shares, respectively, were issued at a weighted-average purchase price of $9.21 and $13.32 per share, respectively, under the Purchase Plan. As of March 31, 2016, there was $1.5 million of unrecognized compensation cost related to the Purchase Plan. That cost is expected to be recognized over a weighted average period of 1.83 years. As of March 31, 2016, 2.7 million shares were available for future issuance under the Purchase Plan.

Stock Repurchase Program —On October 21, 2014, the Board of Directors adopted a program, effective immediately, to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions over the next two years. No repurchases of common stock were made under this program during the three months ended March 31, 2016. As of March 31, 2016, 1,089,773 shares had been repurchased at an average price of $13.33 per share under this program for a total purchase of $14.5 million, and $10.5 million remained available for future repurchases.

5. INCOME TAXES

Income tax provision decreased $2.5 million for the three months ended March 31, 2016, to $1.0 million as compared to an income tax provision of $3.5 million for the three months ended March 31, 2015. The Company’s effective tax rate was 33.2% and 37.3% for the three months ended March 31, 2016, and March 31, 2015, respectively.  The Company’s effective tax rate decreased in the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to the permanent reinstatement of the U.S. federal research tax credit. On December 18, 2015, the President of the United States signed into law the Protecting Americans from Tax Hikes Act of 2015 which permanently reinstated the research tax credit retroactive to January 1, 2015. As a result of the new legislation, the Company recognized a benefit in the first quarter of 2016 and no benefit in the first quarter of 2015. The income tax provision for the three months ended March 31, 2016 was lower than the provision at the statutory rate primarily due to changes in unrecognized tax benefits.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of March 31, 2016, was $11.0 million, of which $6.6 million, if recognized, would decrease the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2015, was $11.0 million, of which $6.5 million, if recognized, would affect the Company's effective tax rate. As of March 31, 2016, the Company has recorded unrecognized tax benefits of $2.5 million, including interest and penalties, as long-term taxes payable in its condensed consolidated balance sheet. The remaining $9.0 million has been recorded net of our deferred tax assets, of which $4.5 million is subject to a full valuation allowance.

The valuation allowance was approximately $6.3 million and $6.2 million as of March 31, 2016 and December 31, 2015, respectively, which was related to California R&D tax credits and California net operating losses related to our acquisition of Syntricity that we currently do not believe are more likely than not to be ultimately realized.

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

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$2,062	$5,967
Denominator:
Basic weighted-average shares outstanding	31,168	31,336
Effect of dilutive options and restricted stock	554	955
Diluted weighted average shares outstanding	31,722	32,291

Net income per share - Basic	$0.07	$0.19
Net income per share - Diluted	$0.07	$0.18

 The following table sets forth potential shares of common stock that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Outstanding options	284	55
Nonvested restricted stock units	1,026	414
Employee Stock Purchase Plan	460	264
Total	1,770	733

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended March 31,
Customer	2016	2015
A	50%	44%
B	14%	28%
C	* %	11%

*	represents less than 10%

The Company had gross accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

Customer	March 31, 2016	December 31, 2015
A	51%	65%
B	10%	*	%

*	represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (in thousands):

	Three Months Ended March 31,
	2016		2015
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
United States	$12,121	48%	$10,315	38%
South Korea	3,313	13	6,918	26
Germany	3,035	12	6,264	24
Rest of the world	6,612	27	3,320	12
Total revenue	$25,081	100%	$26,817	100%

Long-lived assets, net by geographic area are as follows (in thousands):

	March 31, 2016	December 31, 2015
United States	$12,720	$10,752
Rest of the world	516	573
Total long-lived assets, net	$13,236	$11,325

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of March 31, 2016, and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,390	$26,390	$—	$—

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2015, and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,371	$26,371	$—	$—

The Company enters into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily on third-party accounts payables and intercompany balances. The primary objective of the Company’s hedging program is to reduce volatility of earnings related to foreign currency exchange rate fluctuations. The counterparty to these foreign currency forward contracts is a large global financial institution that the Company believes is creditworthy, and therefore, the Company believes the credit risk of counterparty nonperformance is not significant. These foreign currency forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these contracts is recorded into earnings as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated assets and liabilities, which is also recorded in other income (expense), net. For the three months ended March 31, 2016 and 2015, the Company recognized a realized gain of $0.3 million and a realized loss of $0.7 million on the contracts, respectively, which was recorded in interest and other income (expense), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income.

The Company carries these derivatives financial instruments on its Consolidated Balance Sheets at their fair values. The Company’s foreign currency forward contracts are classified as Level 2 because it is not actively traded and the valuation inputs are based on quoted prices and market observable data of similar instruments. As of March 31, 2016, the Company had one outstanding forward contract with a notional amount of $7.2 million and recorded $39,000 other current liabilities associated with this outstanding forward contract. As of December 31, 2015, the Company had one outstanding forward contract with a notional amount of $6.7 million and had recorded $62,000 other current liabilities associated with the outstanding forward contract.

9. COMMITMENTS AND CONTINGENCIES

 Leases

The Company leases administrative and sales offices and certain equipment under noncancelable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various times through 2024. Rent expense was $0.6 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively.

Future minimum lease payments under noncancelable operating leases at March 31, 2016, are as follows (in thousands):

Period Ending March 31,	Amount
2016 (remaining nine months)	$1,501
2017	1,684
2018	1,069
2019	267
2020	196
2021 and thereafter	63
Total future minimum lease payments	$4,780

Litigation — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, the Company was not party to any material legal proceedings, thus no loss was probable and no amount was accrued at March 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “target” or “continue,” the negative effect of terms like these or other similar expressions. Any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, which may be provided by us are also forward-looking statements. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1A of this Quarterly Report on Form 10-Q as well as in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 1, 2016. All references to “we”, “us”, “our”, “PDF”, “PDF Solutions” or “the Company” refer to PDF Solutions, Inc.

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

 Industry Trend

Consistent with the trend since 2010, we expect that the largest logic foundries will continue to invest significantly in leading edge nodes and capacity throughout 2016. Leading foundries continue to invest in new technologies such as multi-patterned lithography and 3-D transistor architecture, which provide opportunities to increase our business.

The capacity utilization of our customers on 28nm declined during 2015, which caused our Gainshare revenue to decline significantly in the same period. Although capacity utilization improved at the end of 2015 and the first quarter of 2016, we believe that 28nm capacity utilization may not continue to increase substantially (or at all) for 2016, which would have a negative impact on our Gainshare revenue.

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

Customer Contracts

Although a substantial portion of our total revenues are concentrated in a small number of customers, the total revenues for each of these customers in any period is the result of Design-to-silicon-yield solutions and Gainshare performance incentives revenues recognized in the period under multiple, separate contracts, with no interdependent performance obligations. These contracts were all entered into in the ordinary course of our business and contain general terms and conditions that are standard across most of our yield improvement solutions customers, including providing services typically targeted to one manufacturing process node, for example the 28 or 20 nanometer node. Fluctuations in future results may occur if any of these customers renegotiate pre-existing contractual commitments due to adverse changes in their own business. See the additional discussion in Part I, Item 1, "Customers," on page 9 of our Annual Report on Form 10-K for the year ended December 31, 2015, and in Item 1A, "Risk Factors," on pages 12 through 19 of our Annual Report on Form 10-K for the year ended December 31, 2015, for related information on the risks associated with customer concentration and Gainshare performance incentives revenue.

 Financial Highlights

Financial highlights for the three months ended March 31, 2016, were as follows:

•

Total revenues for the three months ended March 31, 2016, were $25.1 million, a decrease of $1.7 million, or 6%, compared to $26.8 million for the three months ended March 31, 2015. Design-to-silicon-yield solutions revenue for the three months ended March 31, 2016, was $18.6 million, an increase of $0.4 million, or 2%, when compared to Design-to-silicon yield solutions revenue of $18.1 million for the three months ended March 31, 2015. The increase in Design-to-silicon-yield solutions was primarily driven by growth of our Exensio big data solution. Gainshare performance incentives revenue for the three months ended March 31, 2016, was $6.5 million, a decrease of $2.2 million, or 25%, compared to $8.7 million for the three months ended March 31, 2015. The decrease in revenue from Gainshare performance incentives was primarily the result of lower net volumes reported at 28nm engagements, partially offset by the Gainshare from a 14nm engagement.

•

Net income for the three months ended March 31, 2016, was $2.1 million, compared to $6.0 million for the three months ended March 31, 2015. The decrease in net income was primarily attributable to a decrease in gross margin of $3.1 million and an increase in total operating expenses of $3.0 million, offset by a decrease in income tax provision of $2.5 million. The decrease in gross margin is primarily due to lower Gainshare revenue. The increase in operating expense is primarily driven by a ramp up in the development activity related to our Design-For-Inspection (DFI) solution initiative. The decrease in income tax provision was primarily due to lower taxable income.

•

Net income per basic and diluted share was $0.07 for the three months ended March 31, 2016, compared to net income per basic and diluted share of $0.19 and $0.18, respectively, for the three months ended March 31, 2015.

•

Cash and cash equivalents increased $3.2 million from $126.2 million at December 31, 2015, to $129.4 million at March 31, 2016, primarily due to $4.9 million of cash provided from operating and financing activities during the period, offset by $1.8 million of cash used in investing activities.

Critical Accounting Policies

There were no significant changes in our critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. The following is a brief discussion of the more significant accounting policies and methods that we use.

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

We generate a significant portion of our Design-to-silicon-yield solutions revenue from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require reliable estimation of costs to perform obligations and the overall scope of each engagement. Revenue under project–based contracts for solution implementation services is recognized as services are performed using percentage of completion method of contract accounting based on costs or labor-hours input method, whichever is the most appropriate measure of the progress towards completion of the contract. Losses on solution implementation contracts are recognized in the period when they become probable. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage the projects properly within the planned period of time or satisfy our obligations under contracts, resulting contract margins could be materially different than those anticipated when the contracts were executed. Any such reductions in contract margin could have a material negative impact on our operating results.  Revenue under certain time and materials contracts for solution implementation services is recognized as the services are performed.

On occasion, we license our software products as a component of our fixed price service contracts. In such instances, the software products are licensed to customers over a specified term of the agreement with support and maintenance to be provided at each customer's option over the license term. The amount of product and service revenue recognized in a given period is affected by our judgment as to whether an arrangement includes multiple deliverables and, if so, our determination of the fair value of each deliverable. In general, vendor-specific objective evidence of selling price (“VSOE”)  does not exist for our solution implementation services and software products and because our services and products include our unique technology, we are not able to determine third-party evidence of selling price (“TPE”). Therefore, in such circumstances, we use best estimated selling prices (“BESP”) in our allocation of arrangement consideration. In determining BESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. We typically arrive at BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting. After fair value is established for each deliverable, the total transaction amount is allocated to each deliverable based upon its relative fair value. Fees allocated to solution implementation services are recognized using the percentage of completion method of contract accounting. Fees allocated to software and related support and maintenance are recognized under software revenue recognition guidance.

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

Revenue from Software-as-a-Service (SaaS) that allows for the use of a hosted software product or service over a contractually determined period of time without taking possession of software is accounted for as a subscription and recognized as revenue ratably over the coverage period beginning on the date the service is first made available to customers.

Revenue for software licenses with extended payment terms is not recognized in excess of amounts due. For software license arrangements that require significant modification or customization of the underlying software, the software license revenue is recognized as services are performed using the percentage of completion method of contract accounting, and such revenue is recorded as services revenue.

Deferred revenues consist primarily of amounts invoiced in advance of revenue recognition and are recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues and the remaining portion is recorded as non- current deferred revenues.

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

Income Taxes

We are required to assess the likelihood that our deferred tax assets will be recovered from future taxable income and if we believe that they are not likely to be realizable before the expiration dates applicable to such assets then, to the extent we believe that recovery is not likely, establish a valuation allowance. Changes in the net deferred tax assets, less offsetting valuation allowance, in a period are recorded through the income tax provision in the condensed consolidated statements of operations. The valuation allowance was approximately $6.3 million and $6.2 million as of March 31, 2016 and December 31, 2015, respectively, which was related to California R&D tax credits and California net operating losses related to acquisition that we currently do not believe to be more likely than not to be ultimately realized. If we conclude at a future financial reporting period that there has been a change in our ability to realize our California R&D credit and net operating loss carry forward deferred tax assets, and it is at such time no longer “more–likely-than-not” that we will realize the tax credits before applicable expiration dates, our tax provision will increase in the period in which we make such determination.

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

Goodwill and Intangible Assets

We record goodwill when the purchase consideration of an acquisition exceeds the fair value of the net tangible and identified intangible assets as of the date of acquisition. We perform an annual impairment assessment of goodwill during the fourth quarter of each calendar year or more frequently if required to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If further testing is required, we perform a two-step process. The first step involves comparing the fair value of its reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the purpose of impairment testing, we have determined that we have one reporting unit. There was no impairment of goodwill for the period ended March 31, 2016.

Our long-lived assets, excluding goodwill, consist of property and equipment and intangible assets. We periodically review our long-lived assets for impairment. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. During the three months ended March 31, 2016, there was no impairment related to our long-lived assets.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2016	2015
Revenues:
Design-to-silicon-yield solutions	74%	68%
Gainshare performance incentives	26	32
Total revenues	100%	100%
Costs of Design-to-silicon-yield solutions
Direct costs of Design-to-silicon-yield solutions	40	33
Amortization of acquired technology	1	—
Total costs of Design-to-silicon-yield solutions	41	33
Gross profit	59	67
Operating expenses:
Research and development	25	15
Selling, general and administrative	20	17
Amortization of other acquired intangible assets	1	—
Total operating expenses	46	32
Income from operations	13	35
Interest and other income (expense), net	(1)	—
Income before taxes	12	35
Income tax provision	4	13
Net income	8%	22%

Comparison of the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,		$	%
Revenues	2016	2015	Change	Change
(in thousands, except for percentages)
Design-to-silicon-yield solutions	$18,578	$18,152	$426	2%
Gainshare performance incentives	6,503	8,665	(2,162)	(25)%
Total revenues	$25,081	$26,817	$(1,736)	(6)%

Design-to-silicon-yield solutions. Design-to-silicon-yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-silicon-yield solutions revenue increased $0.4 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, which was primarily driven by the growth of our Exensio big data solution. Our Design-to-silicon-yield solutions revenue may fluctuate in the future and is dependent on a number of factors, including the semiconductor industry’s continued acceptance of our solutions, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets including photovoltaic and LED, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own business.

Gainshare Performance Incentives. Gainshare performance incentives revenues represent profit sharing and performance incentives earned contingent upon our customers reaching certain defined operational levels. Revenue derived from Gainshare performance incentives decreased $2.2 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015.  The decrease was primarily the result of lower net volumes reported at 28nm engagement, partially offset by the Gainshare from a 14nm engagement. Our Gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate Gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for Gainshare performance incentives.

	Three Months Ended March 31,		$	%
Costs of Design-to-silicon-yield solutions	2016	2015	Change	Change
(in thousands, except for percentages)
Direct costs of Design-to-silicon-yield solutions	$10,110	$8,804	$1,306	15%
Amortization of acquired technology	96	—	96	—%
Total costs of Design-to-silicon-yield solutions	$10,206	$8,804	$1,402	16%

Costs of Design-to-silicon-yield solutions. Costs of Design-to-silicon-yield solutions consist of costs incurred to provide and support our services and costs recognized in connection with licensing our software. Services costs consist of material, employee compensation and related benefits, overhead costs, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products. Direct costs of Design-to-silicon-yield solutions for the three months ended March 31, 2016 increased $1.3 million compared to the three months ended March 31, 2015, primarily due to a $0.5 million increase in personnel-related expense due to increase in headcount, a $0.1 million increase in subcontractor cost, a $0.1 million increase in third party software license costs, a $0.1 million increase in shipping costs on testers and servers shipped to customers, a $0.1 million increase in facility expense, and $0.1 million increase in depreciation expense of test equipment. Amortization of acquired technology for the three months ended March 31, 2016 was due to the amortization of acquired technology from the Syntricity acquisition.

	Three Months Ended
	March 31,		$	%
Research and Development	2016	2015	Change	Change
(in thousands, except for percentages)
Research and development	$6,311	$4,088	$2,223	54%

Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations, and stock-based compensation charges. Research and development expenses increased $2.2 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to a $1.4 million increase in personnel-related expense mainly due to an increase in headcount, a $0.5 million increase in subcontractor expense, and a $0.3 million increase in facility expense. The increased investment in research and development is primarily driven by a ramp up in the development activity related to our DFI solution initiative and is expected to continue during 2016. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects.

	Three Months Ended
	March 31,		$	%
Selling, General and Administrative	2016	2015	Change	Change
(in thousands, except for percentages)
Selling, general and administrative	$5,124	$4,456	$668	15%

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased $0.7 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to a $0.5 million increase in personnel-related expense as a result of increased headcount from Syntricity acquisition in the third quarter of fiscal year of 2015 and hiring in our software solution business, a $0.1 million increase in accounting and legal expense, and a $0.1 million increase in doubtful accounts, a result of higher level of receivable balance. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

	Three Months Ended
	March 31,		$	%
Amortization of Other Acquired Intangible Assets	2016	2015	Change	Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$117	$—	$117	—%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. The amortization of other acquired intangible assets for the three months ended March 31, 2016 is related to amortization of acquired intangible assets from the Syntricity acquisition.

	Three Months Ended
	March 31,		$	%
Interest and Other Income (Expense), Net	2016	2015	Change	Change
(in thousands, except for percentages)
Interest and other income (expense), net	$(236)	$51	$(287)	(563)%

Interest and Other Income (expense), net.  Interest and other income (expense), net changed $0.3 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The change was primarily due to fluctuations in foreign exchange rates. We anticipate interest and other income (expense) will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

	Three Months Ended
	March 31,		$	%
Income Tax Provision	2016	2015	Change	Change
(in thousands, except for percentages)
Income tax provision	$1,025	$3,553	$(2,528)	(71)%

Income Tax Provision. Income tax provision decreased $2.5 million for the three months ended March 31, 2016, compared to three months ended March 31, 2015, primarily due to a decrease in level of income.

Liquidity and Capital Resources

Operating Activities

Cash flows provided by operating activities was $3.7 million for the three months ended March 31, 2016. This resulted from net income of $2.1 million, an adjustment of $3.9 million for non-cash charges and a cash decrease of $2.3 million reflected in the net change of operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $2.7 million, depreciation and amortization of $0.8 million, tax benefit from stock-based compensation of $0.3 million, amortization of acquired intangible assets of $0.2 million, deferred tax assets of $0.1 million and loss on disposal of property and equipment of $0.1 million, offset by excess tax benefit from stock-based compensation of $0.3 million. Cash flow decreases resulting from the net change in operating assets and liabilities primarily consisted of a $5.8 million increase in prepaid expense and other assets, $1.2 million of decrease in billing in excess of recognized revenues, a $0.8 million decrease in accrued and other liability primarily due to payment of earn-out consideration related to Syntricity acquisition, $0.6 million decrease in accrued compensation and related benefits, offset by a $4.1 million decrease in accounts receivable, $1.7 million increase in deferred revenue and $0.3 million increase in accounts payable. The $1.2 million combined cash flow decrease resulting from the decrease in accounts receivable, the increase in deferred revenue, the increase in prepaid expense and other assets and the decrease in billings in excess of recognized revenues, was primarily due to the timing of billing milestones and payments received.

Cash flows provided by operating activities was $15.6 million for the three months ended March 31, 2015. This resulted from net income of $6.0 million, an adjustment of $3.3 million for non-cash charges and a cash increase of $6.3 million reflected in the net change of operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $2.2 million, deferred taxes of $0.4 million, tax benefit related to stock-based compensation plan of $1.9 million, depreciation and amortization of $0.6 million, partially offset by excess tax benefit from stock-based compensation of $1.8 million. Cash flow increases resulting from the net change in operating assets and liabilities primarily consisted of $8.6 million decrease in accounts receivable, primarily driven by strong collections, a $1.4 million net increase in deferred revenue, offset by a $2.0 million decrease in accrued compensation and related benefits, driven by the payment of variable compensation during the period, a $1.0 million decrease in accounts payable due to timing of payment of third party services, a $0.4 million decrease in accrued and other liabilities and a $0.3 million increase in prepaid expense and other assets. The $10.1 million combined cash flow increase resulting from the decrease in accounts receivable and the increase in deferred revenue was primarily due to the timing of billing milestones and payments received.

Investing Activities

Cash flows used in investing activities of $1.8 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively, consisted of payments for capital expenditures, primarily test equipment.

Financing Activities

Cash flows provided by financing activities of $1.3 million for the three months ended March 31, 2016, consisted primarily of $0.8 million of proceeds from our Employee Stock Purchase Plan, $0.2 million of proceeds from the exercise of stock options, and $0.3 million of excess tax benefit from stock-based compensation.

Cash flows provided by financing activities of $2.0 million for the three months ended March 31, 2015, consisted primarily of $3.1 million of proceeds from the exercise of stock options, $0.7 million of proceeds from our Employee Stock Purchase Plan, and $1.8 million of excess tax benefit from stock-based compensation, offset by $3.6 million of cash used to repurchase 199,912 shares of our common stock at an average price of $18.03 per share.

Liquidity

As of March 31, 2016, our working capital, defined as total current assets less total current liabilities, was $147.6 million, compared with $148.8 million as of December 31, 2015. Cash and cash equivalents were $129.4 million as of March 31, 2016, compared to $126.2 million as of December 31, 2015.  As of March 31, 2016 and December 31, 2015, cash and cash equivalents held by our foreign subsidiaries were $1.8 million and $2.2 million, respectively. We anticipate that our overall expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may use cash resources to continue to fund our R&D efforts, repurchase common stock or fund potential investments in, or acquisitions of complementary products, technologies or businesses. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for at least the next twelve months.

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

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands) as of March 31, 2016:

	Payments Due by Period
Contractual Obligations (1)	2016 (remaining nine months)	2017	2018	2019	2020	2021 and thereafter	Total
Operating lease obligations	$1,501	$1,684	$1,069	$267	$196	$63	$4,780

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

Interest Rate Risk.   As of March 31, 2016, we had cash and cash equivalents of $129.4 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at March 31, 2016, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. We enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a large global financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net. As of March 31, 2016, we had one outstanding forward contract with a notional amount of $7.2 million. The foreign currency exchange rate movement of plus-or-minus 10% will result in the change in fair value of this contract of plus-or-minus $0.7 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2016, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of March 31, 2016, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, we were not a party to any material legal proceedings, thus no loss was probable and no amount was accrued at March 31, 2016.

Item 1A. Risk Factors

Item 1A, “Risk Factors,” on pages 12 through 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, provides information on the significant risks associated with our business. There have been no subsequent material changes to these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.10

Employment Agreement, dated February 16, 2016, between PDF Solutions Semiconductor Technology Korea Limited and Kwan-Hyun Kim (incorporated by reference to registrant’s current report on Form 8-K filed March 3, 2016).

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

PDF SOLUTIONS, INC.

Date: May 3, 2016	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: May 3, 2016	By:	/s/ GREGORY C. WALKER
Gregory C. Walker
Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.10

Employment Agreement, dated February 16, 2016, between PDF Solutions Semiconductor Technology Korea Limited and Kwan-Hyun Kim (incorporated by reference to registrant’s current report on Form 8-K filed March 3, 2016).

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