Form 10-Q
period 2016-06-30
PDF SOLUTIONS INC
filed 2016-08-04
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2016

or

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

The number of shares outstanding of the Registrant’s Common Stock as of July 28, 2016 was 31,341,201.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$122,222	$126,158
Accounts receivable, net of allowance of $200 and $299, respectively	34,786	33,438
Prepaid expenses and other current assets	4,728	3,655
Total current assets	161,736	163,251
Property and equipment, net	16,076	11,325
Deferred tax assets	10,106	10,299
Goodwill	215	215
Intangible assets, net	4,603	5,028
Other non-current assets	9,497	1,651
Total assets	$202,233	$191,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,469	$1,293
Accrued compensation and related benefits	5,150	4,812
Accrued and other current liabilities	2,924	2,382
Deferred revenues – current portion	5,740	4,702
Billings in excess of recognized revenue	312	1,267
Total current liabilities	16,595	14,456
Long-term income taxes payable	2,594	2,540
Other non-current liabilities	328	466
Total liabilities	19,517	17,462
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 37,880 and 37,476, respectively; shares outstanding 31,311 and 31,111, respectively	5	5
Additional paid-in-capital	272,886	266,008
Treasury stock at cost, 6,569 and 6,365 shares in 2016 and 2015, respectively	(53,301)	(50,383)
Accumulated deficit	(35,504)	(39,780)
Accumulated other comprehensive loss	(1,370)	(1,543)
Total stockholders’ equity	182,716	174,307
Total liabilities and stockholders’ equity	$202,233	$191,769

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues:
Design-to-silicon-yield solutions	$20,574	$14,159	$39,152	$32,311
Gainshare performance incentives	6,114	9,051	12,617	17,716
Total revenues	26,688	23,210	51,769	50,027

Costs of Design-to-silicon-yield solutions:
Direct costs of Design-to-silicon-yield solutions	10,558	9,888	20,668	18,692
Amortization of acquired technology	96	—	192	—
Total cost of Design-to-silicon-yield solutions	10,654	9,888	20,860	18,692
Gross profit	16,034	13,322	30,909	31,335

Operating expenses:
Research and development	7,060	4,437	13,371	8,525
Selling, general and administrative	5,094	5,216	10,218	9,672
Amortization of other acquired intangible assets	117	—	234	—
Total operating expenses	12,271	9,653	23,823	18,197

Income from operations	3,763	3,669	7,086	13,138
Interest and other income (expense), net	(51)	52	(287)	103
Income before income taxes	3,712	3,721	6,799	13,241
Income tax provision	1,498	1,572	2,523	5,125
Net income	$2,214	$2,149	$4,276	$8,116

Net income per share:
Basic	$0.07	$0.07	$0.14	$0.26
Diluted	$0.07	$0.07	$0.13	$0.25

Weighted average common shares:
Basic	31,276	31,522	31,222	31,429
Diluted	32,023	32,400	31,872	32,345

Net income	$2,214	$2,149	$4,276	$8,116
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(186)	146	173	(602)
Comprehensive income	$2,028	$2,295	$4,449	$7,514

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income	$4,276	$8,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,624	1,237
Stock-based compensation expense	4,957	4,554
Amortization of acquired intangible assets	425	—
Deferred taxes	192	997
Loss on disposal of property and equipment	107	3
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(1,075)	(1,052)
Reversal of allowance for doubtful accounts	(99)	(82)
Unrealized loss (gain) on foreign currency forward contract	(34)	3
Tax benefit related to stock-based compensation expense	748	2,094
Excess tax benefit from stock-based compensation	(708)	(1,980)
Changes in operating assets and liabilities:
Accounts receivable	(1,249)	6,861
Prepaid expenses and other assets	(8,908)	(4,428)
Accounts payable	610	(39)
Accrued compensation and related benefits	346	(1,521)
Accrued and other liabilities	(223)	256
Deferred revenues	947	1,774
Billings in excess of recognized revenues	(955)	—
Net cash provided by operating activities	981	16,793
Investing activities:
Purchases of property and equipment	(5,051)	(2,388)
Net cash used in investing activities	(5,051)	(2,388)
Financing activities:
Proceeds from exercise of stock options	452	4,764
Proceeds from employee stock purchase plan	778	680
Excess tax benefit from stock-based compensation	708	1,980
Purchases of treasury stock	(1,843)	(5,571)
Net cash provided by financing activities	95	1,853
Effect of exchange rate changes on cash and cash equivalents	39	(23)
Net change in cash and cash equivalents	(3,936)	16,235
Cash and cash equivalents, beginning of period	126,158	115,464
Cash and cash equivalents, end of period	$122,222	$131,699
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Taxes	$1,336	$3,920

Property and equipment received and accrued in accounts payable and accrued and other liabilities	$1,656	$582

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

Use of Estimates  —  The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include revenue recognition for fixed-price solution implementation service contracts, accounting for goodwill and intangible assets, stock-based compensation expense and accounting for income taxes. Actual results could differ from those estimates.

Revenue Recognition  — The Company derives revenue from two sources: Design-to-silicon-yield solutions and Gainshare performance incentives.

Design-to-Silicon-Yield Solutions — Revenue that is derived from Design-to-silicon-yield solutions comes from services and software licenses. The Company recognizes revenue of Design-to-silicon-yield solutions as follows:

The Company generates a significant portion of its Design-to-silicon-yield solutions revenue from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require reliable estimation of costs to perform obligations and the overall scope of each engagement. Revenue under project–based contracts for solution implementation services is recognized as services are performed using percentage of completion method of contract accounting based on costs or labor-hours input method, whichever is the most appropriate measure of the progress towards completion of the contract. Losses on fixed-price solution implementation contracts are recognized in the period when they become probable. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated (cumulative catch-up method). During the period ended June 30, 2016, we recognized changes in one project’s profitability from revisions in estimates due to the customer’s directed scope changes that resulted in favorable changes of in our net income for the three months and six months ended June 30, 2016 of $0.9 million or $0.03 per diluted share. Revenue under time and materials contracts for solution implementation services are recognized as the services are performed. On occasion, the Company licenses its software products as a component of its fixed-price service contracts. In such instances, the software products are licensed to customers over a specified term of the agreement with support and maintenance to be provided at each customer's option over the license term. The amount of product and service revenue recognized in a given period is affected by the Company’s judgment as to whether an arrangement includes multiple deliverables and, if so, the Company’s determination of the fair value of each deliverable. In general, vendor-specific objective evidence of selling price (“VSOE”) does not exist for the Company’s solution implementation services and software products and because the Company’s services and products include our unique technology, the Company is not able to determine third-party evidence of selling price (“TPE”). Therefore, in such circumstances the Company uses best estimated selling prices (“BESP”) in the allocation of arrangement consideration. In determining BESP, the Company applies significant judgment as the Company’s weighs a variety of factors, based on the facts and circumstances of the arrangement. The Company typically arrives at BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting. After fair value is established for each deliverable, the total transaction amount is allocated to each deliverable based upon its relative fair value. Fees allocated to solution implementation services are recognized using the percentage of completion method of contract accounting. Fees allocated to software and related support and maintenance are recognized under software revenue recognition guidance.

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

Deferred revenues consist primarily of amounts invoiced in advance of revenue recognition and are recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues and the remaining portion is recorded as non- current deferred revenues. The non-current portion of deferred revenue was $0.2 million as of June 30, 2016 and $0.3 million as of December 31, 2015. This balance was recorded in the other non-current liabilities in the accompanying condensed consolidated balance sheets.

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

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 pursuant to Staff announcements at the March 3, 2016 EITF Meeting. The purpose of this standard is to rescind from the FASB Accounting Standards Codification certain SEC paragraphs as a result of two SEC Staff Announcements at the March 3, 2016 meeting. The amendments in this update related to Topic 605 are effective for interim and annual reporting periods beginning after December 15, 2017 and amendments related to Topic 815 are effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 660): Narrow-Scope Improvements and Practical Expedients. The purpose of this standard is to clarify certain narrow aspects of Topic 660 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and technical correction. This standard is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

3. BALANCE SHEET COMPONENTS

Accounts receivable include amounts that are unbilled at the end of the period that are expected to be billed and collected within 12-month period. Unbilled accounts receivable are determined on an individual contract basis. Unbilled accounts receivable, included in accounts receivable, totaled $15.4 million and $11.5 million as of June 30, 2016 and December 31, 2015, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12-month period are recorded in other non-current assets and totaled $8.0 million and $0.1 million as of June 30, 2016 and December 31, 2015, respectively. The increase in other non-current asset is due to the increase in the long-term unbilled portion of two of the Company’s Design-to-silicon-yield solutions contracts. Deferred cost balance was $0.7 million and zero as of June 30, 2016 and 2015, respectively.

Property and equipment consists of (in thousands):

	June 30, 2016	December 31, 2015
Property and equipment, net:
Computer equipment	$10,209	$9,188
Software	1,828	1,713
Furniture, fixtures and equipment	963	907
Leasehold improvements	1,123	1,126
Test equipment	9,667	7,214
Construction-in-progress	7,432	4,777
	31,222	24,925
Less: accumulated depreciation	(15,146)	(13,600)
Total	$16,076	$11,325

Depreciation and amortization expense was $0.9 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively. Depreciation and amortization expense was $1.6 million and $1.2 million for the six months ended June 30, 2016 and 2015, respectively.

As of both June 30, 2016 and December 31, 2015, the carrying amount of goodwill was $0.2 million. The following is a rollforward of the Company's goodwill balance (in thousands):

June 30, 2016
Balance as of December 31, 2015	$215
Adjustment	—
Balance as of June 30, 2016	$215

Intangible assets balance was $4.6 million and $5.0 million as of June 30, 2016 and December 31, 2015, respectively. Intangible assets as of June 30, 2016 and December 31, 2015 consist of the following (in thousands):

				June 30, 2016			December 31, 2015
	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired identifiable intangibles:
Customer relationships	1	-	9	$5,920	$(3,686)	$2,234	$5,920	$(3,547)	$2,373
Developed technology	4	-	6	14,100	(12,167)	1,933	14,100	(11,976)	2,124
Tradename	2	-	4	610	(558)	52	610	(533)	77
Backlog		1		100	(96)	4	100	(46)	54
Patent	7	-	10	1,800	(1,420)	380	1,800	(1,400)	400
Other acquired intangibles		4		255	(255)	-	255	(255)	-
Total				$22,785	$(18,182)	$4,603	$22,785	$(17,757)	$5,028

The weighted average amortization period for acquired identifiable intangible assets was 6.83 years as of June 30, 2016. For the three months ended June 30, 2016 and 2015, intangible asset amortization expense was $0.2 million and zero, respectively. For the six months ended June 30, 2016 and 2015, intangible asset amortization expense was $0.4 million and zero, respectively. The Company expects annual amortization of acquired identifiable intangible assets to be as follows (in thousands):

Period Ending June 30,
2016 (remaining 6 months)	$380
2017	728
2018	701
2019	701
2020	701
2021 and thereafter	1,392
Total future amortization expense	$4,603

Intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the three and six months ended June 30, 2016, there were no indicators of impairment related to the Company’s intangible assets.

4. STOCKHOLDERS’ EQUITY

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expense before taxes related to the Company’s stock plans and employee stock purchase plan was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of design-to-silicon yield-solutions	$956	$914	$2,041	$1,801
Research and development	651	510	1,357	1,001
Selling, general and administrative	684	931	1,559	1,752
Stock-based compensation expense	$2,291	$2,355	$4,957	$4,554

On June 30, 2016, the Company had the following stock-based compensation plans:

Stock Plans — All new equity awards are issued by the Company under its 2011 Stock Incentive Plan, as amended and restated from time to time (the “2011 Plan”). The 2011 Plan was initially approved by the Company’s stockholders at the annual meeting of stockholders on November 16, 2011, and then again – as amended and restated each time –at the 2013 annual meeting of stockholders on May 28, 2013, the 2014 annual meeting of stockholders on May 27, 2014, and most recently at the annual meeting of stockholders on May 31, 2016. Under the 2011 Plan, the Company may award stock options, stock appreciation rights, stock grants or stock units covering shares of the Company's common stock to employees, directors, non-employee directors and contractors. The aggregate number of shares reserved for awards under this plan is 7,800,000 shares, plus up to 3,500,000 shares previously issued under the 2001 Plan that are forfeited or repurchased by the Company or shares subject to awards previously issued under the 2001 Plan that expire or that terminate without having been exercised or settled in full on or after November 16, 2011. In case of awards other than options or stock appreciation rights, the aggregate number of shares reserved under the plan will be decreased at a rate of 1.33 shares issued pursuant to such awards. The exercise price for stock options must generally be at prices no less than the fair market value at the date of grant. Stock options generally expire ten years from the date of grant and become vested and exercisable over a four-year period.

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

The Company estimated the fair value of share-based awards granted under the Stock Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected life (in years)	4.42	4.51	4.42	4.51
Volatility	43.58%	46.8%	44.26%	46.7%
Risk-free interest rate	1.30%	1.41%	1.25%	1.34%
Expected dividend	—	—	—	—
Weighted average fair value per share of options granted during the period	$5.00	$6.61	$4.46	$6.50

As of June 30, 2016, 8.3 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 4.5 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.5 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after adoption of the 2011 Plan through June 30, 2016.  As of June 30, 2016, there were no outstanding awards that had been granted outside of the 2011, 2001 or the IDS Plans (collectively, the "Stock Plans").

Stock option activity under the Company’s Stock Plans during the six months ended June 30, 2016, was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2016	1,764	$7.88
Granted (weighted average fair value of $4.46 per share)	50	$11.87
Exercised	(63)	$7.20
Canceled	(7)	$15.01
Expired	(75)	$13.79
Outstanding, June 30, 2016	1,669	$7.73	4.87	$10,719
Vested and expected to vest, June 30, 2016	1,660	$7.70	4.84	$10,704
Exercisable, June 30, 2016	1,523	$7.17	4.49	$10,539

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $13.99 per share as of June 30, 2016. The total intrinsic value of options exercised during the six months ended June 30, 2016, was $0.4 million.

As of June 30, 2016, there was $0.6 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of shares vested during the six months ended June 30, 2016, was $0.5 million.

Nonvested restricted stock units activity during the six months ended June 30, 2016, was as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, January 1, 2016	1,166	$17.03
Granted	50	$11.87
Vested	(258)	$16.70
Forfeited	(42)	$17.27
Nonvested, June 30, 2016	916	$16.83

As of June 30, 2016, there was $13.6 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.4 years. Restricted stock units do not have rights to dividends prior to vesting.

In June 2016, the Company’s Compensation Committee approved 16,375 shares of stock options and 841,533 restricted stock units to be granted effective July 1, 2016. The weighted average exercise price for the options granted is $14.14 per share. The weighted average grant date fair value per share for the restricted stock units granted is $14.14. The cost is expected to be recognized over the vesting period, generally 4 years.

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

During the three months ended June 30, 2016 and 2015, the Company did not issue any shares under the Purchase Plan. During the six months ended June 30, 2016 and 2015, a total of 84,000 and 51,000 shares, respectively, were issued at a weighted-average purchase price of $9.21 and $13.32 per share, respectively, under the Purchase Plan. As of June 30, 2016, there was $1.1 million of unrecognized compensation cost related to the Purchase Plan. That cost is expected to be recognized over a weighted average period of 1.6 years. As of June 30, 2016, 2.7 million shares were available for future issuance under the Purchase Plan.

Stock Repurchase Program —On October 21, 2014, the Board of Directors adopted a program, effective immediately, to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions over the next two years. During the three and six months ended June 30, 2016, the Company repurchased 129,457 shares under this program. As of June 30, 2016, 1,219,230 shares had been repurchased at an average price of $13.43 per share under this program for a total purchase of $16.4 million, and $8.6 million remained available for future repurchases.

5. INCOME TAXES

Income tax provision decreased $2.6 million for the six months ended June 30, 2016, to $2.5 million as compared to an income tax provision of $5.1 million for the six months ended June 30, 2015. The Company’s effective tax rate was 37.1% and 38.7% for the six months ended June 30, 2016, and June 30, 2015, respectively.  The Company’s effective tax rate decreased in the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to the permanent reinstatement of the U.S. federal research tax credit. On December 18, 2015, the President of the United States signed into law the Protecting Americans from Tax Hikes Act of 2015 which permanently reinstated the research tax credit retroactive to January 1, 2015. As a result of the new legislation, the Company recognized a benefit in the first two quarters of 2016 and no benefit in the same period in 2015.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of June 30, 2016, was $11.3 million, of which $6.7 million, if recognized, would decrease the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2015, was $11.0 million, of which $6.5 million, if recognized, would affect the Company's effective tax rate. As of June 30, 2016, the Company has recorded unrecognized tax benefits of $2.6 million, including interest and penalties, as long-term taxes payable in its condensed consolidated balance sheet. The remaining $9.2 million has been recorded net of our deferred tax assets, of which $4.6 million is subject to a full valuation allowance.

The valuation allowance was approximately $6.4 million and $6.2 million as of June 30, 2016 and December 31, 2015, respectively, which was related to California R&D tax credits and California net operating losses related to our acquisition of Syntricity that we currently do not believe are more likely than not to be ultimately realized.

The Company conducts business globally and, as a result, files numerous consolidated and separate income tax returns in the U.S. federal, various state and foreign jurisdictions. Because the Company used some of the tax attributes carried forward from previous years to tax years that are still open, statutes of limitation remain open for all tax years to the extent of the attributes carried forward into tax year 2002 for federal and California tax purposes. The State of New York is currently conducting an audit of the Company’s 2012 to 2014 income tax returns. The Company is not subject to income tax examinations in any other of its major foreign subsidiaries’ jurisdictions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$2,214	$2,149	$4,276	$8,116
Denominator:
Basic weighted average common shares outstanding	31,276	31,522	31,222	31,429
Dilutive effect of equity incentive plans	747	878	650	916
Diluted weighted average common shares outstanding	32,023	32,400	31,872	32,345
Net income per share:
Basic	$0.07	$0.07	$0.14	$0.26
Diluted	$0.07	$0.07	$0.13	$0.25

 The following table sets forth potential shares of common stock that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Outstanding options	230	58	264	52
Nonvested restricted stock units	348	62	798	64
Employee Stock Purchase Plan	—	215	230	239
Total	578	335	1,292	355

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Customer	2016		2015		2016		2015
A	39%		54%		44%		49%
B	*	%	16%		*	%	13%
C	*	%	*	%	12%		17%
D	13%		*	%	*	%	* %

*	represents less than 10%

The Company had gross accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

Customer	June 30, 2016	December 31, 2015
A	50%	65%
D	12%	*	%

*	represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (in thousands):

	Three Months Ended June 30,
	2016		2015
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
United States	$9,518	36%	$11,436	49%
Taiwan	5,725	21	2,160	9
Germany	3,994	15	6,345	27
South Korea	2,184	8	627	3
Rest of the world	5,267	20	2,642	12
Total revenue	$26,688	100%	$23,210	100%

	Six Months Ended June 30,
	2016		2015
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
United States	$21,640	42%	$21,750	43%
Taiwan	7,909	15	3,279	7
Germany	7,028	14	12,609	25
South Korea	5,497	11	7,545	15
Rest of the world	9,695	18	4,844	10
Total revenue	$51,769	100%	$50,027	100%

Long-lived assets, net by geographic area are as follows (in thousands):

	June 30, 2016	December 31, 2015
United States	$15,559	$10,752
Rest of the world	517	573
Total long-lived assets, net	$16,076	$11,325

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of June 30, 2016, and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,415	$26,415	$—	$—

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2015, and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,371	$26,371	$—	$—

The Company enters into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily on third-party accounts payables and intercompany balances. The primary objective of the Company’s hedging program is to reduce volatility of earnings related to foreign currency exchange rate fluctuations. The counterparty to these foreign currency forward contracts is a large global financial institution that the Company believes is creditworthy, and therefore, the Company believes the credit risk of counterparty nonperformance is not significant. These foreign currency forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these contracts is recorded into earnings as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated assets and liabilities, which is also recorded in other income (expense), net. For the three months ended June 30, 2016 and 2015, the Company recognized a realized loss of $0.3 million and a realized gain of $0.1 million on the contracts, respectively, which was recorded in interest and other income (expense), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. For the six months ended June 30, 2016 and 2015, the Company recognized a realized gain of $8,000 and a realized loss of $0.6 million on the contracts, respectively, which was recorded in other income (expense), net in the Company’s Statements of Operations and Comprehensive Income.

The Company carries these derivatives financial instruments on its Consolidated Balance Sheets at their fair values. The Company’s foreign currency forward contracts are classified as Level 2 because it is not actively traded and the valuation inputs are based on quoted prices and market observable data of similar instruments. As of June 30, 2016, the Company had one outstanding forward contract with a notional amount of $7.1 million and recorded $28,000 other current liabilities associated with this outstanding forward contract. As of December 31, 2015, the Company had one outstanding forward contract with a notional amount of $6.7 million and had recorded $62,000 other current liabilities associated with the outstanding forward contract.

9. COMMITMENTS AND CONTINGENCIES

 Leases

The Company leases administrative and sales offices and certain equipment under noncancelable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various times through 2024. Rent expense was $0.6 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively. Rent expense was $1.2 million and $1.0 million for the six months ended June 30, 2016 and 2015.

Future minimum lease payments under noncancelable operating leases at June 30, 2016, are as follows (in thousands):

Period Ending June 30,	Amount
2016 (remaining six months)	$1,028
2017	1,733
2018	1,087
2019	264
2020	195
2021 and thereafter	61
Total future minimum lease payments	$4,368

Litigation — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, the Company was not party to any material legal proceedings, thus no loss was probable and no amount was accrued at June 30, 2016.

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

The capacity utilization of our customers on 28nm declined during 2015, which caused our Gainshare revenue to decline significantly in the same period. Although capacity utilization improved at the end of 2015 and the first half of 2016, we believe that 28nm capacity utilization may not continue to increase substantially (or at all) for 2016, which would have a negative impact on our Gainshare revenue.

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

 Financial Highlights

Financial highlights for the three months ended June 30, 2016, were as follows:

•

Total revenues for the three months ended June 30, 2016, were $26.7 million, an increase of $3.5 million, or 15%, compared to $23.2 million for the three months ended June 30, 2015. Design-to-silicon-yield solutions revenue for the three months ended June 30, 2016, was $20.6 million, an increase of $6.4 million, or 45%, when compared to Design-to-silicon yield solutions revenue of $14.2 million for the three months ended June 30, 2015. The increase in Design-to-silicon-yield solutions was primarily the result of more billable hours to revenue-generating projects in the period due to increased business activity and an increase in the revenue from our Exensio big data solution. Gainshare performance incentives revenue for the three months ended June 30, 2016, was $6.1 million, a decrease of $2.9 million, or 32%, compared to $9.1 million for the three months ended June 30, 2015. The decrease in revenue from Gainshare performance incentives was primarily the result of lower net volumes reported at 28nm engagements.

•	Net income for the three months ended June 30, 2016, was $2.2 million, compared to $2.1 million for the three months ended June 30, 2015.

•	Net income per basic and diluted share was $0.07 for the three months ended June 30, 2016, the same as net income per basic and diluted share of $0.07 for the three months ended June 30, 2015.

Financial highlights for the six months ended June 30, 2016, were as follows:

•

Total revenues for the six months ended June 30, 2016, were $51.8 million, an increase of $1.7 million, or 3%, compared to $50.0 million for the six months ended June 30, 2015. Design-to-silicon-yield solutions revenue for the six months ended June 30, 2016, was $39.2 million, an increase of $6.8 million, or 21%, when compared to Design-to-silicon yield solutions revenue of $32.3 million for the six months ended June 30, 2015. The increase in Design-to-silicon-yield solutions was primarily the result of more billable hours to revenue-generating projects in the period due to increased business activity and an increase in the revenue from our Exensio big data solution. Gainshare performance incentives revenue for the six months ended June 30, 2016, was $12.6 million, a decrease of $5.1 million, or 29%, compared to $17.7 million for the six months ended June 30, 2015. The decrease in revenue from Gainshare performance incentives was primarily the result of lower net volumes reported at 28nm engagements.

•

Net income for the six months ended June 30, 2016, was $4.3 million, compared to $8.1 million for the six months ended June 30, 2015. The decrease in net income was primarily attributable to a $0.4 million decrease in gross margin due to the mix shift between Design-to-silicon yield solutions and Gainshare performance incentive revenue, a $5.6 million increase in operating expense, which was primarily driven by a ramp up in the development activity related to our Design-For-Inspection (DFI) solution initiative, an $0.4 million unfavorable change in interest and other income (expense), offset by the $2.6 million decrease in tax provision due to lower level of taxable income.

•

Net income per basic and diluted share was $0.14 and $0.13, respectively, for the six months ended June 30, 2016, compared to net income per basic and diluted share of $0.26 and $0.25, respectively, for the six months ended June 30, 2015.

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

Income Taxes

We are required to assess the likelihood that our deferred tax assets will be recovered from future taxable income and if we believe that they are not likely to be realizable before the expiration dates applicable to such assets then, to the extent we believe that recovery is not likely, establish a valuation allowance. Changes in the net deferred tax assets, less offsetting valuation allowance, in a period are recorded through the income tax provision in the condensed consolidated statements of operations. The valuation allowance was approximately $6.4 million and $6.2 million as of June 30, 2016 and December 31, 2015, respectively, which was related to California R&D tax credits and California net operating losses related to acquisition that we currently do not believe to be more likely than not to be ultimately realized. If we conclude at a future financial reporting period that there has been a change in our ability to realize our California R&D credit and net operating loss carry forward deferred tax assets, and it is at such time no longer “more–likely-than-not” that we will realize the tax credits before applicable expiration dates, our tax provision will increase in the period in which we make such determination.

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

Goodwill and Intangible Assets

We record goodwill when the purchase consideration of an acquisition exceeds the fair value of the net tangible and identified intangible assets as of the date of acquisition. We perform an annual impairment assessment of goodwill during the fourth quarter of each calendar year or more frequently if required to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If further testing is required, we perform a two-step process. The first step involves comparing the fair value of its reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the purpose of impairment testing, we have determined that we have one reporting unit. There was no impairment of goodwill for the period ended June 30, 2016.

Our long-lived assets, excluding goodwill, consist of property and equipment and intangible assets. We periodically review our long-lived assets for impairment. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. During the three and six months ended June 30, 2016, there was no impairment related to our long-lived assets.

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

  Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Design-to-silicon-yield solutions	77%	61%	76%	65%
Gainshare performance incentives	23	39	24	35
Total revenues	100%	100%	100%	100%

Costs of design-to-silicon-yield solutions	40	43	40	37
Amortization of acquired technology	—	—	—	—
Gross profit	60	57	60	63
Operating expenses:
Research and development	27	19	26	17
Selling, general and administrative	19	22	20	20
Amoritization of other acquired intangible assets	—	—	—	—
Total operating expenses	46	41	46	37
Income from operations	14	16	14	26
Interest and other income (expense), net	—	—	(1)	—
Income before taxes	14	16	13	26
Income tax provision	6	7	5	10
Net income	8%	9%	8%	16%

Comparison of the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		$	%
Revenues	2016	2015	Change	Change
(in thousands, except for percentages)
Design-to-silicon-yield solutions	$20,574	$14,159	$6,415	45%
Gainshare performance incentives	6,114	9,051	(2,937)	(32)%
Total revenues	$26,688	$23,210	$3,478	15%

Design-to-silicon-yield solutions. Design-to-silicon-yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-silicon-yield solutions revenue increased $6.4 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to an increase in the revenue from fixed fee integrated solutions, the result of more billable hours to revenue-generating projects in the period due to increased business activity and an increase in the revenue from our Exensio big data solution. Our Design-to-silicon-yield solutions revenue may fluctuate in the future and is dependent on a number of factors, including the semiconductor industry’s continued acceptance of our solutions, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets including photovoltaic and LED, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own business or, in the case of a time and materials contract, may take advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

Gainshare Performance Incentives. Gainshare performance incentives revenues represent profit sharing and performance incentives earned contingent upon our customers reaching certain defined operational levels. Revenue derived from Gainshare performance incentives decreased $2.9 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015.  The decrease was primarily the result of lower net volumes reported at older nodes, primarily 28nm engagement. Our Gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for Gainshare performance incentives.

	Three Months Ended June 30,		$	%
Costs of Design-to-silicon-yield solutions	2016	2015	Change	Change
(in thousands, except for percentages)
Direct costs of Design-to-silicon-yield solutions	$10,558	$9,888	$670	7%
Amortization of acquired technology	96	—	96	—%
Total costs of Design-to-silicon-yield solutions	$10,654	$9,888	$766	8%

Costs of Design-to-silicon-yield solutions. Costs of Design-to-silicon-yield solutions consist of costs incurred to provide and support our services and costs recognized in connection with licensing our software. Services costs consist of material, employee compensation and related benefits, overhead costs, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products. Direct costs of Design-to-silicon-yield solutions for the three months ended June 30, 2016 increased $0.7 million compared to the three months ended June 30, 2015, primarily due to a $0.6 million increase in personnel cost driven by hiring in Asia and world-wide merit increases, a $0.1 million increase in subcontractor expense, a $0.1 million increase in depreciation expense, a $0.1 million increase in travel expense, and a $0.1 million increase in facility cost, offset by a $0.3 million decrease in equipment costs. Amortization of acquired technology for the three months ended June 30, 2016 was due to the amortization of acquired technology from the Syntricity acquisition.

	Three Months Ended
	June 30,		$	%
Research and Development	2016	2015	Change	Change
(in thousands, except for percentages)
Research and development	$7,060	$4,437	$2,623	59%

Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations, and stock-based compensation charges. Research and development expenses increased $2.6 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to a $1.2 million personnel-related expense due to higher headcount and world-wide merit increases, a $1.0 million increase in subcontractor expense, a $0.2 million increase in facility expense, a $0.1 million increase in lab supplies, and a $0.1 million increase in travel expense. The increased investment in research and development is primarily driven by a ramp up in the development activity related to our DFI solution initiative and is expected to continue during 2016. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects.

	Three Months Ended
	June 30,		$	%
Selling, General and Administrative	2016	2015	Change	Change
(in thousands, except for percentages)
Selling, general and administrative	$5,094	$5,216	$(122)	(2)%

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses decreased $0.1 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to a $0.5 million decrease in acquisition-related costs related to Syntricity acquisition  in the prior year, a $0.1 million decrease in provision for doubtful accounts, offset by a $0.4 million increase in personnel-related expense as a result of increased headcount from Syntricity acquisition, hiring in our software solution business and world-wide merit increases, and a $0.1 million increase in subcontractor costs. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

	Three Months Ended
	June 30,		$	%
Amortization of Other Acquired Intangible Assets	2016	2015	Change	Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$117	$—	$117	—%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. The amortization of other acquired intangible assets for the three months ended June 30, 2016 is related to amortization of acquired intangible assets from the Syntricity acquisition.

	Three Months Ended
	June 30,		$	%
Interest and Other Income (Expense), Net	2016	2015	Change	Change
(in thousands, except for percentages)
Interest and other income (expense), net	$(51)	$52	$(103)	(198)%

Interest and Other Income (expense), net.  Interest and other income (expense), net changed $0.1 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The change was primarily due to foreign exchange rate movements.

	Three Months Ended
	June 30,		$	%
Income Tax Provision	2016	2015	Change	Change
(in thousands, except for percentages)
Income tax provision	$1,498	$1,572	$(74)	(5)%

Income Tax Provision. Income tax provision decreased $0.1 million for the three months ended June 30, 2016, compared to three months ended June 30, 2015, primarily due to primarily due to the permanent reinstatement of the U.S. federal research tax credit.

 Comparison of the Six Months Ended June 30, 2016 and 2015

	Six Months Ended
	June 30,		$	%
Revenues	2016	2015	Change	Change
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$39,152	$32,311	$6,841	21%
Gainshare performance incentives	12,617	17,716	(5,099)	(29)%
Total	$51,769	$50,027	$1,742	3%

Design-to-Silicon-Yield Solutions. Design-to-silicon-yield solutions revenue increased $6.8 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to an increase in the revenue from fixed fee integrated solutions, the result of more billable hours to revenue-generating projects in the period due to increased business activity and an increase in the revenue from our Exensio big data solution.

Gainshare Performance Incentives. Revenue derived from gainshare performance incentives decreased $5.1 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  The decrease was primarily the result of lower net volumes reported at 28nm engagements.

	Six Months Ended June 30,		$	%
Costs of Design-to-silicon-yield solutions	2016	2015	Change	Change
(in thousands, except for percentages)
Direct costs of Design-to-silicon-yield solutions	$20,668	$18,692	$1,976	11%
Amortization of acquired technology	192	—	192	—%
Total costs of Design-to-silicon-yield solutions	$20,860	$18,692	$2,168	12%

Costs of Design-to-Silicon-Yield Solutions.   Direct costs of Design-to-silicon-yield solutions increased $2.0 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily due to a $0.9 million increase in personnel-related costs, driven by hiring in Asia and world-wide merit increases, a $0.2 million increase in depreciation expense related to our test equipment, a $0.2 million increase in facility expense, a $0.1 million increase in subcontractor expense, a $0.1 million increase in travel expense, offset by a $0.1 million decrease in equipment costs. Amortization of acquired technology for the three months ended June 30, 2016 was due to the amortization of acquired technology from the Syntricity acquisition.

	Six Months Ended
	June 30,		$	%
Research and Development	2016	2015	Change	Change
(In thousands, except for percentages)
Research and development	$13,371	$8,525	$4,846	57%

Research and Development. Research and development expenses increased $4.8 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to a $2.6 million increase in personnel-related expense due to a higher headcount and world-wide merit increases, a $1.4 million increase in subcontractor expenses, a $0.5 million increase in facility expense, $0.2 million increase in lab supplies and $0.1 million increase in travel expense. The increased investment in research and development is primarily driven by a ramp up in the development activity related to our DFI solution initiative and is expected to continue during 2016.

	Six Months Ended
	June 30,		$	%
Selling, General and Administrative	2016	2015	Change	Change
(In thousands, except for percentages)
Selling, general and administrative	$10,218	$9,672	$546	6%

      Selling, General and Administrative. Selling, general and administrative expenses increased $0.5 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to a $0.8 million increase in personnel-related expense as a result of increased headcount from Syntricity acquisition in the third quarter of fiscal year of 2015, hiring in our software solution business and world-wide merit increases, a $0.1 million increase in facility expense, a $0.1 million increase in subcontractor expense and a $0.1 million increase in accounting and legal expense, offset by a $0.5 million decrease in acquisition costs relating to the Syntricity acquisition in the prior year.

	Six Months Ended
	June 30,		$	%
Amortization of Other Acquired Intangible Assets	2016	2015	Change	Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$234	$—	$234	—%

The amortization of other acquired intangible assets for the six months ended June 30, 2016 is related to amortization of acquired intangible assets from the Syntricity acquisition.

	Six Months Ended
	June 30,		$	%
Interest and Other Income (Expense), Net	2016	2015	Change	Change
(In thousands, except for percentages)
Interest and other income (expense), net	$(287)	$103	$(390)	(379)%

Interest and Other Income (Expense), Net.  Interest and other income (expense) changed $0.4 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The change was primarily due to foreign exchange rate movements.

	Six Months Ended
	June 30,		$	%
Income Tax Provision	2016	2015	Change	Change
(In thousands, except for percentages)
Income tax provision	$2,523	$5,125	$(2,602)	(51)%

Income Tax Provision. Income tax provision decreased $2.6 million for the six months ended June 30, 2016 compared to six months ended June 30, 2015, primarily due to the permanent reinstatement of the U.S. federal research tax credit.

Liquidity and Capital Resources

Operating Activities

Cash flows provided by operating activities was $1.0 million for the six months ended June 30, 2016. This resulted from net income of $4.3 million, an adjustment of $6.1 million for non-cash charges and a cash decrease of $9.4 million reflected in the net change of operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $5.0 million, depreciation and amortization of $1.6 million, tax benefit from stock-based compensation of $0.8 million, amortization of acquired intangible assets of $0.4 million, and loss on disposal of property and equipment of $0.1 million, offset by excess tax benefit from stock-based compensation of $0.7 million and tax withholdings related to net share settlements of restricted stock awards and units of $1.1 million. Cash flow decreases resulting from the net change in operating assets and liabilities primarily consisted of a $1.2 million increase in accounts receivable, a $8.9 million increase in prepaid expense and other assets due to the increase in the long-term unbilled portion of two of the Company's Design-to-silicon-yield solutions contracts, a $1.0 million decrease in billing in excess of recognized revenues, offset by a $0.6 million increase in accounts payable, a $0.3 million increase in accrued compensation and related benefits, and a $1.0 million increase in deferred revenue. The $10.2 million combined cash flow decrease resulting from the increase in accounts receivable, the increase in deferred revenue, the increase in prepaid expense and other assets and the decrease in billings in excess of recognized revenues, was primarily due to the timing of billing milestones and payments received.

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

Investing Activities

Cash flows used in investing activities of $5.1 million and $2.4 million for the six months ended June 30, 2016 and 2015, respectively, consisted of payments for capital expenditures, primarily test equipment.

Financing Activities

Cash flows provided by financing activities of $0.1 million for the six months ended June 30, 2016, consisted primarily of $0.8 million of proceeds from our Employee Stock Purchase Plan, $0.5 million of proceeds from the exercise of stock options, $0.7 million of excess tax benefit from stock-based compensation, offset by $1.8 million of cash used to repurchase 129,457 shares of our common stock at an average price of $14.24 per share.

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

Liquidity

As of June 30, 2016, our working capital, defined as total current assets less total current liabilities, was $145.1 million, compared with $148.8 million as of December 31, 2015. Cash and cash equivalents were $122.2 million as of June 30, 2016, compared to $126.2 million as of December 31, 2015.  As of June 30, 2016 and December 31, 2015, cash and cash equivalents held by our foreign subsidiaries were $2.6 million and $2.2 million, respectively.  We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for the foreseeable future.

Off-Balance Sheet Agreements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands) as of June 30, 2016:

	Payments Due by Period
Contractual Obligations (1)	2016 (remaining six months)	2017	2018	2019	2020	2021 and thereafter	Total
Operating lease obligations	$1,028	$1,733	$1,087	$264	$195	$61	$4,368

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

Interest Rate Risk.   As of June 30, 2016, we had cash and cash equivalents of $122.2 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at June 30, 2016, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. We enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a large global financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net. As of June 30, 2016, we had one outstanding forward contract with a notional amount of $7.1 million. The foreign currency exchange rate movement of plus-or-minus 10% will result in the change in fair value of this contract of plus-or-minus $0.7 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2016, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of June 30, 2016, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, we were not a party to any material legal proceedings, thus no loss was probable and no amount was accrued at June 30, 2016.

Item 1A. Risk Factors

Item 1A, “Risk Factors,” on pages 12 through 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, provides information on the significant risks associated with our business. There have been no subsequent material changes to these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended June 30, 2016 (in thousands except per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs(1)
Month #4 (April 1, 2016 through April 30, 2016)	—	$—	—	$10,475
Month #5 (May 1, 2016 through May 31, 2016)	—	$—	—	$10,475
Month #6 (June 1, 2016 through June 30, 2016)	129	$14.24	129	$8,631
Total	129	$14.24	129

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

10.20

PDF Solutions, Inc.’s Third Amended and Restated 2011 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Form DEF14A on April 13, 2016, and incorporated herein by reference).

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

PDF SOLUTIONS, INC.

Date: August 4, 2016	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: August 4, 2016	By:	/s/ GREGORY C. WALKER
Gregory C. Walker
Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.20

PDF Solutions, Inc.’s Third Amended and Restated 2011 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Form DEF14A on April 13, 2016, and incorporated herein by reference).

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