Form 10-Q
period 2016-09-30
PDF SOLUTIONS INC
filed 2016-11-07
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2016

or

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

The number of shares outstanding of the Registrant’s Common Stock as of October 28, 2016 was 31,484,967.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$118,534	$126,158
Accounts receivable, net of allowance of $200 and $299, respectively	44,023	33,438
Prepaid expenses and other current assets	5,163	3,655
Total current assets	167,720	163,251
Property and equipment, net	18,192	11,325
Deferred tax assets	10,201	10,299
Goodwill	215	215
Intangible assets, net	4,411	5,028
Other non-current assets	9,413	1,651
Total assets	$210,152	$191,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$947	$1,293
Accrued compensation and related benefits	5,190	4,812
Accrued and other current liabilities	3,077	2,382
Deferred revenues – current portion	8,399	4,702
Billings in excess of recognized revenue	73	1,267
Total current liabilities	17,686	14,456
Long-term income taxes payable	2,859	2,540
Other non-current liabilities	657	466
Total liabilities	21,202	17,462
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 38,077 and 37,476, respectively; shares outstanding 31,482 and 31,111, respectively	5	5
Additional paid-in-capital	277,498	266,008
Treasury stock at cost, 6,595 and 6,365 shares in 2016 and 2015, respectively	(53,726)	(50,383)
Accumulated deficit	(33,614)	(39,780)
Accumulated other comprehensive loss	(1,213)	(1,543)
Total stockholders’ equity	188,950	174,307
Total liabilities and stockholders’ equity	$210,152	$191,769

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Design-to-silicon-yield solutions	$18,552	$17,246	$57,704	$49,557
Gainshare performance incentives	8,707	6,632	21,324	24,348
Total revenues	27,259	23,878	79,028	73,905

Costs of Design-to-silicon-yield solutions:
Direct costs of Design-to-silicon-yield solutions	11,366	10,172	32,034	28,863
Amortization of acquired technology	86	80	278	80
Total cost of Design-to-silicon-yield solutions	11,452	10,252	32,312	28,943
Gross profit	15,807	13,626	46,716	44,962

Operating expenses:
Research and development	7,017	5,173	20,388	13,698
Selling, general and administrative	5,548	5,665	15,766	15,336
Amortization of other acquired intangible assets	106	89	340	89
Total operating expenses	12,671	10,927	36,494	29,123

Income from operations	3,136	2,699	10,222	15,839
Interest and other income (expense), net	(101)	64	(388)	166
Income before income taxes	3,035	2,763	9,834	16,005
Income tax provision	1,145	1,269	3,668	6,395
Net income	$1,890	$1,494	$6,166	$9,610

Net income per share:
Basic	$0.06	$0.05	$0.20	$0.31
Diluted	$0.06	$0.05	$0.19	$0.30

Weighted average common shares:
Basic	31,413	31,516	31,286	31,458
Diluted	32,373	32,106	32,040	32,266

Net income	$1,890	$1,494	$6,166	$9,610
Other comprehensive income:
Foreign currency translation adjustments, net of tax	157	(54)	331	(656)
Comprehensive income	$2,047	$1,440	$6,497	$8,954

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income	$6,166	$9,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,584	1,919
Stock-based compensation expense	7,935	7,118
Accrued contingent earn-out payments	—	475
Amortization of acquired intangible assets	617	169
Deferred taxes	92	1,623
Loss on disposal of property and equipment	107	3
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(1,161)	(1,057)
Reversal of allowance for doubtful accounts	(99)	(82)
Unrealized gain on foreign currency forward contract	(54)	(4)
Tax benefit related to stock-based compensation expense	1,003	1,756
Excess tax benefit from stock-based compensation	(950)	(1,661)
Changes in operating assets and liabilities:
Accounts receivable	(10,486)	6,261
Prepaid expenses and other assets	(9,250)	(3,378)
Accounts payable	33	(287)
Accrued compensation and related benefits	277	(1,946)
Accrued and other liabilities	139	609
Deferred revenues	3,959	796
Billings in excess of recognized revenues	(1,194)	149
Net cash provided by (used in) operating activities	(282)	22,073
Investing activities:
Purchases of property and equipment	(8,860)	(4,032)
Payments for business acquisitions, net of cash acquired	—	(5,152)
Net cash used in investing activities	(8,860)	(9,184)
Financing activities:
Proceeds from exercise of stock options	1,132	4,899
Proceeds from employee stock purchase plan	1,558	1,379
Excess tax benefit from stock-based compensation	950	1,661
Purchases of treasury stock	(2,182)	(9,613)
Payments on long-term obligations assumed in business acquisition	—	(347)
Net cash provided by (used in) financing activities	1,458	(2,021)
Effect of exchange rate changes on cash and cash equivalents	60	(73)
Net change in cash and cash equivalents	(7,624)	10,795
Cash and cash equivalents, beginning of period	126,158	115,464
Cash and cash equivalents, end of period	$118,534	$126,259
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Taxes	$2,616	$4,347
Interest	$—	$16

Property and equipment received and accrued in accounts payable and accrued and other liabilities	$913	$268

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

The Company defers certain pre-contract costs incurred for specific anticipated contracts. Deferred costs consist primarily of direct costs to provide solution implementation services in relation to the specific anticipated contracts. The Company recognizes such costs as a component of cost of revenues, the timing of which is dependent upon persuasive evidence of contract arrangement assuming all other revenue recognition criteria are met. The Company also defers costs from arrangements that required the Company to defer the revenues, typically due to revenue recognition from multi-element arrangements or from contracts subject to customer acceptance. These costs are recognized in proportion to the related revenue. At the end of reporting period, the Company evaluates its deferred costs for their probable recoverability. The Company recognizes impairment of deferred costs when it is determined that the costs no longer have future benefits and are no longer recoverable.

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

Deferred revenues consist primarily of amounts invoiced in advance of revenue recognition and are recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues and the remaining portion is recorded as non- current deferred revenues. The non-current portion of deferred revenue was $0.5 million as of September 30, 2016 and $0.3 million as of December 31, 2015. This balance was recorded in the other non-current liabilities in the accompanying condensed consolidated balance sheets.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This new standard is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), deferring the effective date of ASU 2014-09 by one year. The provision of ASU 2014-09 are effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period.  In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This update clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this update affect entities with transactions included within the scope of Topic 606. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The purpose of this standard is to clarify certain narrow aspects of Topic 660 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and technical correction. These standards should be adopted concurrently with adoption of ASU 2014-09 which is effective for the Company’s annual and interim periods beginning January 1, 2018. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The purpose of this standard is to clarify the treatment of several cash flow categories. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

3. BALANCE SHEET COMPONENTS

Accounts receivable include amounts that are unbilled at the end of the period that are expected to be billed and collected within 12-month period. Unbilled accounts receivable are determined on an individual contract basis. Unbilled accounts receivable, included in accounts receivable, totaled $18.5 million and $11.5 million as of September 30, 2016 and December 31, 2015, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12-month period are recorded in other non-current assets and totaled $7.7 million and $0.1 million as of September 30, 2016 and December 31, 2015, respectively. The increase in other non-current asset is due to the increase in the long-term unbilled portion of two of the Company’s Design-to-silicon-yield solutions contracts. Deferred costs balance was $0.8 million and zero as of September 30, 2016 and December 31, 2015, respectively. The balance was included in prepaid expense and other current assets and other non-current assets in the accompanying balance sheets.

Property and equipment, net consists of (in thousands):

	September 30, 2016	December 31, 2015
Property and equipment, net:
Computer equipment	$10,828	$9,188
Software	1,835	1,713
Furniture, fixtures and equipment	1,140	907
Leasehold improvements	1,157	1,126
Test equipment	10,799	7,214
Construction-in-progress	8,588	4,777
	34,347	24,925
Less: accumulated depreciation	(16,155)	(13,600)
Total	$18,192	$11,325

Depreciation and amortization expense was $1.0 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively. Depreciation and amortization expense was $2.6 million and $1.9 million for the nine months ended September 30, 2016 and 2015, respectively. Property and equipment related to our DFI solution was $9.6 million and $2.7 million as of September 30, 2016 and December 31, 2015, respectively.

As of both September 30, 2016 and December 31, 2015, the carrying amount of goodwill was $0.2 million. The following is a rollforward of the Company's goodwill balance (in thousands):

September 30, 2016
Balance as of December 31, 2015	$215
Adjustment	—
Balance as of September 30, 2016	$215

Intangible assets balance was $4.4 million and $5.0 million as of September 30, 2016 and December 31, 2015, respectively. Intangible assets as of September 30, 2016 and December 31, 2015 consist of the following (in thousands):

				September 30, 2016			December 31, 2015
	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired identifiable intangibles:
Customer relationships	1	-	9	$5,920	$(3,756)	$2,164	$5,920	$(3,547)	$2,373
Developed technology	4	-	6	14,100	(12,263)	1,837	14,100	(11,976)	2,124
Tradename	2	-	4	610	(570)	40	610	(533)	77
Backlog		1		100	(100)	-	100	(46)	54
Patent	7	-	10	1,800	(1,430)	370	1,800	(1,400)	400
Other acquired intangibles		4		255	(255)	-	255	(255)	-
Total				$22,785	$(18,374)	$4,411	$22,785	$(17,757)	$5,028

The weighted average amortization period for acquired identifiable intangible assets was 6.61 years as of September 30, 2016. For both the three months ended September 30, 2016 and 2015, intangible asset amortization expense was $0.2 million. For the nine months ended September 30, 2016 and 2015, intangible asset amortization expense was $0.6 million and $0.2 million, respectively. The Company expects annual amortization of acquired identifiable intangible assets to be as follows (in thousands):

Period Ending September 30,
2016 (remaining 3 months)	$188
2017	728
2018	701
2019	701
2020	701
2021 and thereafter	1,392
Total future amortization expense	$4,411

Intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the three and nine months ended September 30, 2016, there were no indicators of impairment related to the Company’s intangible assets.

4. STOCKHOLDERS’ EQUITY

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expense before taxes related to the Company’s stock plans and employee stock purchase plan was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of design-to-silicon yield-solutions	$1,191	$1,039	$3,232	$2,840
Research and development	894	617	2,251	1,618
Selling, general and administrative	892	908	2,452	2,660
Stock-based compensation expense	$2,977	$2,564	$7,935	$7,118

On September 30, 2016, the Company had the following stock-based compensation plans:

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

The Company estimated the fair value of share-based awards granted under the Stock Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected life (in years)	4.42	4.51	4.42	4.51
Volatility	42.97%	45.56%	43.82%	45.96%
Risk-free interest rate	1.10%	1.38%	1.20%	1.36%
Expected dividend	—	—	—	—
Weighted average fair value per share of options granted during the period	$5.52	$5.48	$4.82	$5.85

As of September 30, 2016, 8.3 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 3.5 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.5 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after adoption of the 2011 Plan through September 30, 2016.  As of September 30, 2016, there were no outstanding awards that had been granted outside of the 2011, 2001 or the IDS Plans (collectively, the "Stock Plans").

Stock option activity under the Company’s Stock Plans during the nine months ended September 30, 2016, was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2016	1,764	$7.88
Granted (weighted average fair value of $4.82 per share)	75	$12.98
Exercised	(150)	$7.55
Canceled	(28)	$13.68
Expired	(75)	$13.78
Outstanding, September 30, 2016	1,586	$7.77	4.55	$16,565
Vested and expected to vest, September 30, 2016	1,577	$7.74	4.53	$16,520
Exercisable, September 30, 2016	1,452	$7.22	4.15	$15,943

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $18.17 per share as of September 30, 2016. The total intrinsic value of options exercised during the nine months ended September 30, 2016, was $1.1 million.

As of September 30, 2016, there was $0.6 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of shares vested during the nine months ended September 30, 2016, was $0.5 million.

Nonvested restricted stock units activity during the nine months ended September 30, 2016, was as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, January 1, 2016	1,166	$17.03
Granted	902	$14.05
Vested	(278)	$16.55
Forfeited	(104)	$15.85
Nonvested, September 30, 2016	1,686	$15.58

As of September 30, 2016, there was $21.4 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.9 years. Restricted stock units do not have rights to dividends prior to vesting.

Employee Stock Purchase Plan — In July 2001, the Company adopted a ten-year Employee Stock Purchase Plan (as amended, “Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The Purchase Plan consists of twenty-four-month offering periods with four nine-month purchase periods in each offering period. Under the Purchase Plan, on January 1 of each year, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. At the annual meeting of stockholders on May 18, 2010, the Company’s stockholders approved an amendment to the Purchase Plan to extend it through May 17, 2020.

The Company estimated the fair value of purchase rights granted under the Purchase Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Nine months Ended September 30,
	2016	2015
Expected life (in years)	1.25	1.25
Volatility	44.00%	50.12%
Risk-free interest rate	0.50%	0.34%
Expected dividend	—	—
Weighted average fair value of purchase rights granted under the Purchase Plan	$3.70	$5.51

During the three months ended September 30, 2016 and 2015, a total of 89,000 and 59,000 shares, respectively, were issued at a weighted-average purchase price of $8.81 and $11.91 per share. During the nine months ended September 30, 2016 and 2015, a total of 173,000 and 110,000 shares, respectively, were issued at a weighted-average purchase price of $9.00 and $12.57 per share, respectively, under the Purchase Plan. As of September 30, 2016, there was $1.0 million of unrecognized compensation cost related to the Purchase Plan. That cost is expected to be recognized over a weighted average period of 1.4 years. As of September 30, 2016, 2.6 million shares were available for future issuance under the Purchase Plan.

Stock Repurchase Program —On October 21, 2014, the Board of Directors adopted a program, effective immediately, to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions over the next two years. During the three and nine months ended September 30, 2016, the Company repurchased 20,000 and 149,457 shares, respectively, under this program. As of September 30, 2016, 1,239,230 shares had been repurchased at an average price of $13.48 per share under this program for a total purchase of $16.7 million, and $8.3 million remained available for future repurchases. This program expired on October 21, 2016. On October 25, 2016, the Board of Directors adopted a new program, effective immediately, to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions over the next two years.

5. INCOME TAXES

Income tax provision decreased $2.7 million for the nine months ended September 30, 2016, to $3.7 million as compared to an income tax provision of $6.4 million for the nine months ended September 30, 2015. The Company’s effective tax rate was 37.3% and 40% for the nine months ended September 30, 2016, and September 30, 2015, respectively.  The Company’s effective tax rate decreased in the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to the permanent reinstatement of the U.S. federal research tax credit. On December 18, 2015, the President of the United States signed into law the Protecting Americans from Tax Hikes Act of 2015 which permanently reinstated the research tax credit retroactive to January 1, 2015. As a result of the new legislation, the Company recognized a benefit in the first three quarters of 2016 and no benefit in the same period in 2015.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of September 30, 2016, was $11.6 million, of which $7.0 million, if recognized, would decrease the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2015, was $11.0 million, of which $6.5 million, if recognized, would affect the Company's effective tax rate. As of September 30, 2016, the Company has recorded unrecognized tax benefits of $2.9 million, including interest and penalties, as long-term taxes payable in its condensed consolidated balance sheet. The remaining $9.3 million has been recorded net of our deferred tax assets, of which $4.6 million is subject to a full valuation allowance.

The valuation allowance was approximately $6.5 million and $6.2 million as of September 30, 2016 and December 31, 2015, respectively, which was related to California R&D tax credits and California net operating losses related to our acquisition of Syntricity that we currently do not believe are more likely than not to be ultimately realized.

The Company conducts business globally and, as a result, files numerous consolidated and separate income tax returns in the U.S. federal, various state and foreign jurisdictions. Because the Company used some of the tax attributes carried forward from previous years to tax years that are still open, statutes of limitation remain open for all tax years to the extent of the attributes carried forward into tax year 2002 for federal and California tax purposes. The Company is not subject to income tax examinations in any of its major foreign subsidiaries’ jurisdictions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$1,890	$1,494	$6,166	$9,610
Denominator:
Basic weighted average common shares outstanding	31,413	31,516	31,286	31,458
Dilutive effect of equity incentive plans	960	590	754	808
Diluted weighted average common shares outstanding	32,373	32,106	32,040	32,266
Net income per share:
Basic	$0.06	$0.05	$0.20	$0.31
Diluted	$0.06	$0.05	$0.19	$0.30

The following table sets forth potential shares of common stock that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Outstanding options	119	228	188	116
Nonvested restricted stock units	226	1,231	389	660
Employee Stock Purchase Plan	25	276	162	252
Total	370	1,735	739	1,028

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Customer	2016	2015		2016	2015
A	38%	60%		42%	52%
B	12%	*	%	12%	12%

*	represents less than 10%

The Company had gross accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

Customer	September 30, 2016	December 31, 2015
A	45%	65%
C	10%	*	%

*	represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (in thousands):

	Three Months Ended September 30,
	2016		2015
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
United States	$8,680	32%	$12,795	54%
Germany	4,896	18	5,017	21
Taiwan	4,079	15	2,469	10
South Korea	3,027	11	764	3
China	2,907	11	204	1
Rest of the world	3,670	13	2,629	11
Total revenue	$27,259	100%	$23,878	100%

	Nine Months Ended September 30,
	2016		2015
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
United States	$30,320	38%	$34,545	47%
Taiwan	11,988	15	5,747	8
Germany	11,924	15	17,626	24
South Korea	8,523	11	8,309	11
Rest of the world	16,273	21	7,678	10
Total revenue	$79,028	100%	$73,905	100%

Long-lived assets, net by geographic area are as follows (in thousands):

	September 30, 2016	December 31, 2015
United States	$17,661	$10,752
Rest of the world	531	573
Total long-lived assets, net	$18,192	$11,325

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of September 30, 2016, and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,438	$26,438	$—	$—

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2015, and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,371	$26,371	$—	$—

The Company enters into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily on third-party accounts payables and intercompany balances. The primary objective of the Company’s hedging program is to reduce volatility of earnings related to foreign currency exchange rate fluctuations. The counterparty to these foreign currency forward contracts is a large global financial institution that the Company believes is creditworthy, and therefore, the Company believes the credit risk of counterparty nonperformance is not significant. These foreign currency forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these contracts is recorded into earnings as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated assets and liabilities, which is also recorded in other income (expense), net. For the three months ended September 30, 2016 and 2015, the Company recognized a realized gain of $37,000 and a realized loss of $15,000 on the contracts, respectively, which was recorded in other income (expense), net in the Company’s Statements of Operations and Comprehensive Income. For the nine months ended September 30, 2016 and 2015, the Company recognized a realized gain of $45,000 and a realized loss of $0.6 million on the contracts, respectively, which was recorded in other income (expense), net in the Company’s Statements of Operations and Comprehensive Income.

The Company carries these derivatives financial instruments on its Consolidated Balance Sheets at their fair values. The Company’s foreign currency forward contracts are classified as Level 2 because it is not actively traded and the valuation inputs are based on quoted prices and market observable data of similar instruments. As of September 30, 2016, the Company had one outstanding forward contract with a notional amount of $7.2 million and recorded $8,000 other current liabilities associated with this outstanding forward contract. As of December 31, 2015, the Company had one outstanding forward contract with a notional amount of $6.7 million and had recorded $62,000 other current liabilities associated with the outstanding forward contract.

9. COMMITMENTS AND CONTINGENCIES

 Leases

The Company leases administrative and sales offices and certain equipment under noncancelable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various times through 2024. Rent expense was $0.6 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively. Rent expense was $1.7 million and $1.6 million for the nine months ended September 30, 2016 and 2015.

Future minimum lease payments under noncancelable operating leases at September 30, 2016, are as follows (in thousands):

Period Ending September 30,	Amount
2016 (remaining three months)	$516
2017	1,737
2018	1,089
2019	265
2020	196
2021 and thereafter	62
Total future minimum lease payments	$3,865

Litigation — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, the Company was not party to any material legal proceedings, thus no loss was probable and no amount was accrued at September 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “target” or “continue,” the negative effect of terms like these or other similar expressions. Any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, which may be provided by us are also forward-looking statements. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 1, 2016. All references to “we”, “us”, “our”, “PDF”, “PDF Solutions” or “the Company” refer to PDF Solutions, Inc.

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

The capacity utilization of our customers on 28nm declined during 2015, which caused our Gainshare revenue to decline significantly in the same period. Capacity utilization on 28nm has been improving throughout 2016 after hitting bottom at the end of 2015. We expect that improvement to continue for the foreseeable future.

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

 Financial Highlights

Financial highlights for the three months ended September 30, 2016, were as follows:

•

Total revenues for the three months ended September 30, 2016, were $27.3 million, an increase of $3.4 million, or 14%, compared to $23.9 million for the three months ended September 30, 2015. Design-to-silicon-yield solutions revenue for the three months ended September 30, 2016, was $18.6 million, an increase of $1.3 million, or 8%, when compared to Design-to-silicon yield solutions revenue of $17.2 million for the three months ended September 30, 2015. The increase in Design-to-silicon-yield solutions was primarily the result of more billable hours to revenue generating projects in the period due to increased business activity and an increase in the revenue from our Exensio big data solution. Gainshare performance incentives revenue for the three months ended September 30, 2016, was $8.7 million, an increase of $2.1 million, or 31%, compared to $6.6 million for the three months ended September 30, 2015. The increase in revenue from Gainshare performance incentives was primarily the result of higher net volumes reported at 28nm and an increase in the number of engagements contributing to 14nm gainshare.

•

Net income for the three months ended September 30, 2016 was $1.9 million, compared to $1.5 million for the three months ended September 30, 2015. The increase in net income was primarily attributable to a $2.2 million increase in gross margin due to the overall increase in revenue and favorable mix shift between Design-to-silicon yield solutions and Gainshare performance incentive revenue, and a $0.1 million decrease in tax provision, offset by a $1.7 million increase in operating expense, which was primarily driven by the development activity related to our Design-For-Inspection (DFI) solution development program and a $0.2 million unfavorable change in interest and other income (expense).

•

Net income per basic and diluted share was $0.06 for the three months ended September 30, 2016, as compared to net income per basic and diluted share of $0.05 for the three months ended September 30, 2015.

Financial highlights for the nine months ended September 30, 2016, were as follows:

•

Total revenues for the nine months ended September 30, 2016, were $79.0 million, an increase of $5.1 million, or 7%, compared to $73.9 million for the nine months ended September 30, 2015. Design-to-silicon-yield solutions revenue for the nine months ended September 30, 2016, was $57.7 million, an increase of $8.1 million, or 16%, when compared to Design-to-silicon yield solutions revenue of $49.6 million for the nine months ended September 30, 2015. The increase in Design-to-silicon-yield solutions was primarily the result of more billable hours to revenue-generating projects in the period due to increased business activity and an increase in the revenue from our Exensio big data solution. Gainshare performance incentives revenue for the nine months ended September 30, 2016, was $21.3 million, a decrease of $3.0 million, or 12%, compared to $24.3 million for the nine months ended September 30, 2015. The decrease in revenue from Gainshare performance incentives was primarily the result of lower net volumes reported at 28nm engagements, partially offset by higher gainshare from 14nm engagements.

•

Net income for the nine months ended September 30, 2016, was $6.2 million, compared to $9.6 million for the nine months ended September 30, 2015. The decrease in net income was primarily attributable to a $7.4 million increase in operating expense, which was primarily driven by the development activity related to our DFI solution development program and a $0.6 million unfavorable change in interest and other income (loss) which was due to foreign exchange rate movement, partially offset by a $1.8 million increase in gross margin due to the increase in revenues and a $2.7 million decrease in income tax provision due to the permanent reinstatement of the U.S. federal research tax credit and a decrease in level of income.

•

Net income per basic and diluted share was $0.20 and $0.19, respectively, for the nine months ended September 30, 2016, compared to net income per basic and diluted share of $0.31 and $0.30, respectively, for the nine months ended September 30, 2015.

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

We defer certain pre-contract costs incurred for specific anticipated contracts. Deferred costs consist primarily of direct costs to provide solution implementation services in relation to the specific anticipated contracts. We recognize such costs as a component of cost of revenues, the timing of which is dependent upon persuasive evidence of contract arrangement assuming all other revenue recognition criteria are met. We also defer costs from arrangements that required us to defer the revenues, typically due to revenue recognition from multi-element arrangements or from contracts subject to customer acceptance. These costs are recognized in proportion to the related revenue. At the end of reporting period, we evaluate its deferred costs for their probable recoverability. We recognize impairment of deferred costs when it is determined that the costs no longer have future benefits and are no longer recoverable.

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

Income Taxes

We are required to assess the likelihood that our deferred tax assets will be recovered from future taxable income and if we believe that they are not likely to be realizable before the expiration dates applicable to such assets then, to the extent we believe that recovery is not likely, establish a valuation allowance. Changes in the net deferred tax assets, less offsetting valuation allowance, in a period are recorded through the income tax provision in the condensed consolidated statements of operations. The valuation allowance was approximately $6.5 million and $6.2 million as of September 30, 2016 and December 31, 2015, respectively, which was related to California R&D tax credits and California net operating losses related to acquisition that we currently do not believe to be more likely than not to be ultimately realized. If we conclude at a future financial reporting period that there has been a change in our ability to realize our California R&D credit and net operating loss carry forward deferred tax assets, and it is at such time no longer “more–likely-than-not” that we will realize the tax credits before applicable expiration dates, our tax provision will increase in the period in which we make such determination.

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

Software Development Costs

Internally developed software includes software developed to meet our internal needs to provide solution implementation services to our end-customers. These capitalized costs consist of internal compensation related costs and external direct costs incurred during the application development stage and are amortized over their useful lives, generally six years.

The costs to develop software that is marketed externally have not been capitalized as we believe our current software development process is essentially completed concurrent with the establishment of technological feasibility. As such, all related software development costs are expensed as incurred and included in research and development expense in our consolidated statements of operations.

Goodwill and Intangible Assets

We record goodwill when the purchase consideration of an acquisition exceeds the fair value of the net tangible and identified intangible assets as of the date of acquisition. We perform an annual impairment assessment of goodwill during the fourth quarter of each calendar year or more frequently if required to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If further testing is required, we perform a two-step process. The first step involves comparing the fair value of its reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the purpose of impairment testing, we have determined that we have one reporting unit. There was no impairment of goodwill for the period ended September 30, 2016.

Our long-lived assets, excluding goodwill, consist of property and equipment and intangible assets. We periodically review our long-lived assets for impairment. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. During the three and nine months ended September 30, 2016, there was no impairment related to our long-lived assets.

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

  Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Design-to-silicon-yield solutions	68%	72%	73%	67%
Gainshare performance incentives	32	28	27	33
Total revenues	100%	100%	100%	100%

Costs of design-to-silicon-yield solutions	42	43	41	39
Amortization of acquired technology	—	—	—	—
Total costs of Design-to-silicon-yield solutions	42	43	41	39
Gross profit	58	57	59	61
Operating expenses:
Research and development	26	22	26	19
Selling, general and administrative	21	24	20	20
Amoritization of other acquired intangible assets	—	—	—	—
Total operating expenses	47	46	46	39
Income from operations	11	11	13	22
Interest and other income (expense), net	—	—	—	—
Income before taxes	11	11	13	22
Income tax provision	4	5	5	9
Net income	7%	6%	8%	13%

Comparison of the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		$	%
Revenues	2016	2015	Change	Change
(in thousands, except for percentages)
Design-to-silicon-yield solutions	$18,552	$17,246	$1,306	8%
Gainshare performance incentives	8,707	6,632	2,075	31%
Total revenues	$27,259	$23,878	$3,381	14%

Design-to-silicon-yield solutions. Design-to-silicon-yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-silicon-yield solutions revenue increased $1.3 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to an increase in the revenue from fixed fee integrated solutions, the result of more billable hours to revenue-generating projects in the period due to increased business activity and an increase in the revenue from our Exensio big data solution. Our Design-to-silicon-yield solutions revenue may fluctuate in the future and is dependent on a number of factors, including the semiconductor industry’s continued acceptance of our solutions, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets including photovoltaic and LED, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own business or, in the case of a time and materials contract, may take advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

Gainshare Performance Incentives. Gainshare performance incentives revenues represent profit sharing and performance incentives earned contingent upon our customers reaching certain defined operational levels. Revenue derived from Gainshare performance incentives increased $2.1 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015.  Gainshare performance incentives was primarily the result of higher net volumes reported at 28nm and an increase in the number of engagements contributing to 14nm gainshare. Our Gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for Gainshare performance incentives.

	Three Months Ended September 30,		$	%
Costs of Design-to-silicon-yield solutions	2016	2015	Change	Change
(in thousands, except for percentages)
Direct costs of Design-to-silicon-yield solutions	$11,366	$10,172	$1,194	12%
Amortization of acquired technology	86	80	6	8%
Total costs of Design-to-silicon-yield solutions	$11,452	$10,252	$1,200	12%

Costs of Design-to-silicon-yield solutions. Costs of Design-to-silicon-yield solutions consist of costs incurred to provide and support our services and costs recognized in connection with licensing our software. Services costs consist of material, employee compensation and related benefits, overhead costs, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software sold in conjunction with our software products. Direct costs of Design-to-silicon-yield solutions for the three months ended September 30, 2016 increased $1.2 million compared to the three months ended September 30, 2015, primarily due to a $0.8 million increase in personnel cost driven by hiring in Asia and world-wide merit increases, a $0.3 million increase in subcontractor expense due to increased revenues, a $0.2 million increase in depreciation expense, a $0.2 million increase in facility cost, and a $0.1 million increase in travel expense, offset by a $0.4 million decrease in equipment costs. Amortization of acquired technology for the three months ended September 30, 2016 and 2015 was due to the amortization of acquired technology from the Syntricity acquisition.

	Three Months Ended
	September 30,		$	%
Research and Development	2016	2015	Change	Change
(in thousands, except for percentages)
Research and development	$7,017	$5,173	$1,844	36%

Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel and facilities cost allocations, and stock-based compensation charges. Research and development expenses increased $1.8 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to a $0.9 million personnel-related expense due to higher headcount and world-wide merit increases, a $0.7 million increase in subcontractor expense, a $0.1 million increase in lab supplies, and a $0.2 million increase in travel expense, offset by $0.1 million decrease in acquisition costs related to Syntricity acquisition in the prior year. The increased investment in research and development is primarily driven by continued development activity related to our DFI solution development program. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of when we hire personnel as a result of the size and the timing of product development projects.

	Three Months Ended
	September 30,		$	%
Selling, General and Administrative	2016	2015	Change	Change
(in thousands, except for percentages)
Selling, general and administrative	$5,548	$5,665	$(117)	(2)%

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses decreased $0.1 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to a $0.7 million decrease in acquisition-related costs related to Syntricity acquisition in the prior year, offset by a $0.4 million increase in personnel-related expense as a result of headcount increases and world-wide merit increases, and a $0.2 million increase in subcontractor costs. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

	Three Months Ended
	September 30,		$	%
Amortization of Other Acquired Intangible Assets	2016	2015	Change	Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$106	$89	$17	19%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. The amortization of other acquired intangible assets for the three months ended September 30, 2016 is related to amortization of acquired intangible assets from the Syntricity acquisition.

	Three Months Ended
	September 30,		$	%
Interest and Other Income (Expense), Net	2016	2015	Change	Change
(in thousands, except for percentages)
Interest and other income (expense), net	$(101)	$64	$(165)	(258)%

Interest and Other Income (expense), net.  Interest and other income (expense), net changed $0.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The change was primarily due to foreign exchange rate movements.

	Three Months Ended
	September 30,		$	%
Income Tax Provision	2016	2015	Change	Change
(in thousands, except for percentages)
Income tax provision	$1.145	$1,269	$(124)	(10)%

Income Tax Provision. Income tax provision decreased $0.1 million for the three months ended September 30, 2016, compared to three months ended September 30, 2015, primarily due to primarily due to the permanent reinstatement of the U.S. federal research tax credit.

 Comparison of the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended
	September 30,		$	%
Revenues	2016	2015	Change	Change
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$57,704	$49,557	$8,147	16%
Gainshare performance incentives	21,324	24,348	(3,024)	(12)%
Total	$79,028	$73,905	$5,123	7%

Design-to-Silicon-Yield Solutions. Design-to-silicon-yield solutions revenue increased $8.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to an increase in the revenue from fixed fee integrated solutions, the result of more billable hours to revenue-generating projects in the period due to increased business activity and an increase in the revenue from our Exensio big data solution.

Gainshare Performance Incentives. Revenue derived from gainshare performance incentives decreased $3.0 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The decrease was primarily the result of lower net volumes reported at 28nm engagements, partially offset by higher gainshare from 14nm engagements.

	Nine Months Ended September 30,		$	%
Costs of Design-to-silicon-yield solutions	2016	2015	Change	Change
(in thousands, except for percentages)
Direct costs of Design-to-silicon-yield solutions	$32,034	$28,863	$3,171	11%
Amortization of acquired technology	278	80	198	248%
Total costs of Design-to-silicon-yield solutions	$32,312	$28,943	$3,369	12%

Costs of Design-to-Silicon-Yield Solutions.   Direct costs of Design-to-silicon-yield solutions increased $3.2 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily due to a $2.1 million increase in personnel-related costs, driven by hiring in Asia and world-wide merit increases, a $0.5 increase in million subcontractor costs, a $0.4 million increase in depreciation expense related to our test equipment, a $0.9 million increase in facility expense, offset by a $0.5 million decrease in equipment costs. Amortization of acquired technology for the three months ended September 30, 2016 was due to the amortization of acquired technology from the Syntricity acquisition.

	Nine Months Ended
	September 30,		$	%
Research and Development	2016	2015	Change	Change
(In thousands, except for percentages)
Research and development	$20,388	$13,698	$6,690	49%

Research and Development. Research and development expenses increased $6.7 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to a $3.4 million increase in personnel-related expense due to a higher headcount and world-wide merit increases, a $2.1 million increase in subcontractor expenses, a $0.7 million increase in facility expense, $0.2 million increase in lab supplies, $0.3 million increase in travel expense and a $0.1 million increase in depreciation expense, offset by a $0.1 million decrease in acquisition costs. The increased investment in research and development is primarily driven by a continued development activity related to our DFI solution development program.

	Nine Months Ended
	September 30,		$	%
Selling, General and Administrative	2016	2015	Change	Change
(In thousands, except for percentages)
Selling, general and administrative	$15,766	$15,336	$430	3%

Selling, General and Administrative. Selling, general and administrative expenses increased $0.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to a $1.1 million increase in personnel-related expense as a result of increased headcount from Syntricity acquisition in the third quarter of fiscal year 2015, hiring in our software solution business and world-wide merit increases, a $0.3 million increase in subcontractor expense, a $0.2 million increase in facility expense, a $0.1 million increase in accounting and legal expense, a $0.1 million increase in recruiting expense, offset by a $1.2 million decrease in acquisition costs relating to the Syntricity acquisition in the prior year and a $0.2 million decrease in travel expense.

	Nine Months Ended
	September 30,		$	%
Amortization of Other Acquired Intangible Assets	2016	2015	Change	Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$340	$89	$251	282%

The amortization of other acquired intangible assets for the nine months ended September 30, 2016 is related to amortization of acquired intangible assets from the Syntricity acquisition.

	Nine Months Ended
	September 30,		$	%
Interest and Other Income (Expense), Net	2016	2015	Change	Change
(In thousands, except for percentages)
Interest and other income (expense), net	$(388)	$166	$(554)	(334)%

Interest and Other Income (Expense), Net.  Interest and other income (expense) changed $0.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The change was primarily due to foreign exchange rate movements.

	Nine Months Ended
	September 30,		$	%
Income Tax Provision	2016	2015	Change	Change
(In thousands, except for percentages)
Income tax provision	$3,668	$6,395	$(2,727)	(43)%

Income Tax Provision. Income tax provision decreased $2.7 million for the nine months ended September 30, 2016 compared to nine months ended September 30, 2015, primarily due to the permanent reinstatement of the U.S. federal research tax credit and a decrease in level of income.

Liquidity and Capital Resources

Operating Activities

Cash flows used in operating activities was $0.3 million for the nine months ended September 30, 2016. This resulted from net income of $6.2 million, an adjustment of $10.1 million for non-cash charges and a cash decrease of $16.5 million reflected in the net change of operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $7.9 million, depreciation and amortization of $2.6 million, amortization of acquired intangible assets of $0.6 million, a loss on disposal of property and equipment of $0.1 million and deferred taxes of $0.1 million, a tax benefit related to stock-based compensation of $1.0 million, partially offset by tax withholdings related to net share settlements of restricted stock awards and units of $1.2 million, an excess tax benefit from stock-based compensation of $1.0 million, a $0.1 million reversal of allowance for doubtful accounts and $0.1 million unrealized gain from foreign currency forward contract. Cash flow decreases resulting from the net change in operating assets and liabilities primarily consisted of a $10.5 million increase in accounts receivable, a $9.3 million increase in prepaid expense and other assets due to the increase in the long-term unbilled portion of two of the Company's Design-to-silicon-yield solutions contracts, a $1.2 million decrease in billing in excess of recognized revenues, offset by a $3.9 million increase in deferred revenue, a $0.3 million increase in accrued compensation and related benefits and a $0.1 million increase in accrued and other liabilities.

Cash flows provided by operating activities was $22.1 million for the nine months ended September 30, 2015. This resulted from net income of $9.6 million, adjustment of $10.3 million for non-cash charges and a cash increase of $2.2 million reflected in the net change of operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $7.1 million, deferred taxes of $1.6 million, tax benefit related to a stock-based compensation plan of $1.8 million, depreciation and amortization of $1.9 million, accrued contingent earn-out payments of $0.5 million, and amortization of acquired intangible assets of $0.2 million, partially offset by excess tax benefit from stock-based compensation of $1.7 million and tax withholdings related to net share settlements of restricted stock awards and units of $1.1 million. Cash flow increases resulting from the net change in operating assets and liabilities primarily consisted of a $6.3 million decrease in accounts receivable, primarily driven by strong collections, a $0.8 million net increase in deferred revenue, a $0.6 million increase in accrued and other liabilities, and a $0.1 million increase in billings in excess of recognized revenues, offset by a $0.3 million decrease in accounts payable, $1.9 million decrease in accrued compensation and related benefits, driven by the payment of variable compensation during the period, and a $3.4 million decrease in prepaid expenses and other assets. The $7.2 million combined cash flow increase resulting from the decrease in accounts receivable, the increase in deferred revenue and the increase in billings in excess of recognized revenues, was primarily due to the timing of billing milestones and payments received

Investing Activities

Cash flows used in investing activities of for the nine months ended September 30, 2016 consisted of $8.9 million payment for capital expenditures, primarily related to our DFI test equipment.

Cash flows used in investing activities for the nine months ended September 30, 2015 of $9.2 million consisted of $4.0 million payments for capital expenditures, primarily test equipment and $5.2 million payments for business acquisitions, net of cash acquired.

Financing Activities

Cash flows provided by financing activities of $1.5 million for the nine months ended September 30, 2016, consisted primarily of $1.1 million of proceeds from the exercise of stock options, $1.6 million of proceeds from our Employee Stock Purchase Plan, a $1.0 million of excess tax benefit from stock-based compensation, offset by $2.2 million of cash used to repurchase 149,457 shares of our common stock at an average price of $14.57 per share.

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

Liquidity

As of September 30, 2016, our working capital, defined as total current assets less total current liabilities, was $150.0 million, compared with $148.8 million as of December 31, 2015. Cash and cash equivalents were $118.5 million as of September 30, 2016, compared to $126.2 million as of December 31, 2015.  As of September 30, 2016 and December 31, 2015, cash and cash equivalents held by our foreign subsidiaries were $2.9 million and $2.2 million, respectively.  We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for the foreseeable future.

Off-Balance Sheet Agreements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands) as of September 30, 2016:

	Payments Due by Period
Contractual Obligations (1)	2016 (remaining three months)	2017	2018	2019	2020	2021 and thereafter	Total
Operating lease obligations	$516	$1,737	$1,089	$265	$196	$62	$3,865

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

Interest Rate Risk.   As of September 30, 2016, we had cash and cash equivalents of $118.5 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at September 30, 2016, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. We enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a large global financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net. As of September 30, 2016, we had one outstanding forward contract with a notional amount of $7.2 million. The foreign currency exchange rate movement of plus-or-minus 10% will result in the change in fair value of this contract of plus-or-minus $0.7 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2016, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of September 30, 2016, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, we were not a party to any material legal proceedings, thus no loss was probable and no amount was accrued at September 30, 2016.

Item 1A. Risk Factors

Item 1A, “Risk Factors,” on pages 12 through 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, provides information on the significant risks associated with our business. There have been no subsequent material changes to these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended September 30, 2016 (in thousands except per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (1)
Month #7 (July 1, 2016 through July 30, 2016)	—	$—	—	$8,631
Month #8 (August 1, 2016 through August 31, 2016)	20	$16.90	20	$8,293
Month #9 (September 1, 2016 through September 30, 2016)	—	$—	—	$8,293
Total	20	$16.90	20

(1)

On October 21, 2014, the Board of Directors adopted a program, effectively immediately, to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions over the next two years. This program expired on October 21, 2016. On October 25, 2016, the Board of Directors adopted a new program, effective immediately, to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions over the next two years.

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

PDF SOLUTIONS, INC.

Date: November 3, 2016	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: November 3, 2016	By:	/s/ GREGORY C. WALKER
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