Form 10-K
period 2016-12-31
PDF SOLUTIONS INC
filed 2017-03-09
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $367.6 million as of the last business day of the Registrant’s most recently completed second quarter, based upon the closing sale price on the NASDAQ Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 32,051,899 shares of the Registrant’s Common Stock outstanding as of March 1, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive Proxy Statement to be filed within 120 days from December 31, 2016.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, particularly in Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, statements concerning: expectations about the effectiveness of our business and technology strategies; expectations regarding global economic trends; expectations regarding recent and future acquisitions; current semiconductor industry trends; expectations of the success and market acceptance of our intellectual property and our solutions; and our ability to obtain additional financing if needed. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties discussed in this Form 10-K, especially those contained in Item 1A of this Form 10-K. The words “may,” “anticipate,” “plan,” “continue,” “could,” “projected,” “expect,” “believe,” “intend,” and “assume,” the negative of these terms and similar expressions are used to identify forward-looking statements. All forward-looking statements and information included herein is given as of the filing date of this Form 10-K with the Securities and Exchange Commission (“SEC”) and based on information available to us at the time of this report and future events or circumstances could differ significantly from these forward-looking statements. Unless required by law, we undertake no obligation to update publicly any such forward-looking statements.

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K. All references to fiscal year apply to our fiscal year that ends on December 31. All references to “we”, “us”, “our”, “PDF”, “PDF Solutions” or “the Company” refer to PDF Solutions, Inc.

PART I

Item 1.  Business

Business Overview

PDF Solutions is a leading provider of electrical characterization and data analytics for process-design optimization and yield enhancement to improve our customers’ profitability. Our solutions target the value chain from technology development and the design of an integrated circuit (or IC) through volume manufacturing of that IC. Our solutions combine proprietary software, physical intellectual property (or IP) in the form of on-wafer instruments and cell libraries for IC designs, contact and non-contact electrical measurement tools, proven methodologies, and professional services. We generate and analyze electrical characterization data to optimize process, design, and fabrication of semiconductor devices for high yield, low cost, and high performance. We monetize our solutions through contract revenue, a value-based royalty that we call a Gainshare performance incentive, and software and hardware licensing. The result of successfully implementing our solutions is the creation of value that can be measured in terms of higher yield, lower cost, and improved IC device and manufacturing performance. Our technologies and services have been sold to integrated device manufacturers, fabless semiconductor companies, foundries, out-sourced semiconductor assembly and test (or OSAT), and system houses.

The key benefits of our solutions and business model to our customers are:

●

Bridging the Design and Manufacturing Interface. Our solutions are designed to predict and improve eventual product yield even before IC product design is complete, and thus transform the traditional design-to-silicon sequence into a concurrent process. By providing insight of a specific design in a given process, our customers are better positioned to optimize time-to-market, time-to-volume and manufacturing efficiencies. Our solutions thus enable our customers to quickly reach cost efficient volume, so that they are able to increase margins, improve their competitive position, and capture higher market share. For our foundry customers, this may mean shortening the time necessary for technology development and providing their fabless customers a higher yielding process, with improved electrical performance, sooner. For our integrated device manufacturers (or IDMs) and fabless customers, this could mean shortening the time for initial designs to meet performance requirements with fewer iterations.

●

Turn-Key, Tailored Solutions. Through organic development and targeted acquisition over more than 20 years, we have accumulated an impressive array of proprietary software, physical IP for IC designs, electrical measurement tools, and proven methodologies, all specifically geared toward providing a bridge between designers and manufacturers. Subsets of this array are selected to address each customer’s specific technical and business requirements. For example, an integrated yield ramp (or IYR) solution on a leading edge process node for a device manufacturer may include our electrical characterization infrastructure, analysis tools, and professional services to accelerate learning and reduce time-to-market. In contrast, a fabless customer designing a new product may use our proprietary on-wafer instruments and cell libraries design physical IP to enhance their design for manufacturability. Another example, a fabless in volume manufacturing may use our data analytic software tools, which are also available to their foundry partners, to monitor how the fabless’ designs are performing at foundry partners.

●

Insight Across The Whole Electronic Supply Chain.  Our data analytics, including for process control and assembly and test, are designed to provide our customers with insight into factors that affect yield and device performance at mass production through final packaging, enabling a lower total cost of goods sold. For example, our volume manufacturing solution may provide a foundry customer with the ability to proactively monitor process health to avoid potential yield problems. Fabless customers also benefit from an integrated insight into their supply chain effectiveness.

Our long-term business objective is to enable our customers to optimize their processes, designs, and fabrication for high yield, low cost, and high performance, and to be the big data analytics supplier of choice for the electronic supply chain. To achieve this objective, we intend to:

●

Increase IYR Adoption and Scope. In addition to deploying yield ramp solutions for leading-edge fabless and foundries, we intend to expand adoption on derivative processes of existing technology, mainstream foundries, and memory applications. We intend to focus on new entrants into the foundry and memory markets, in particular in China. This will enable us to continue to expand the Gainshare performance incentives component, aligning our financial success with that of our customers. For example, in the fourth quarter of 2016, we entered into a 14nm IYR engagement, with a long-term Gainshare performance incentive component, with a foundry customer in China for early technology development that includes DFM Template™ technology and our DFI™ solution. Further, we intend to continue to develop and enhance our big data analytics capability to further extract value for our customers out of the unique electrical characterization data generated in our IYR engagements.

●

Position for DFI Success. We intend to demonstrate and validate the value of our DFI solution by expanding its use in both process development and volume production. We expect to achieve this by increasing the installed base of our first-generation, contactless measurement tool in our foundry customers’ early R&D programs and drive insertion of our on-chip instruments at an increasing number of IDM and fabless companies, on an increasing number of designs. For example, we have received orders and deployed our DFI eProbe® 150 tool systems at two logic foundry customers and DFI on-chip instruments have been placed in customers’ designs at the 28 nanometer (nm) through 7 nm foundry logic process nodes. Finally, we intend to expand our DFI product offering with the development of the second-generation measurement tool targeted for in-line applications.

●

Expand Software Customer Base.  We intend to expand the customer base for our fully-integrated yield management and process control software solutions both vertically and horizontally. We intend to achieve horizontal expansion by deeper penetration of existing customers and the addition of new customers and additional applications for existing market segments. For example, in 2016, we added 13 new Exensio® fabless and foundry customers. Our vertical expansion will be achieved through the expansion of new customers in new market segments such as test, assembly and system houses. For example, in 2016, we entered into a contract to deploy test and yield related Exensio software at our first significant OSAT customer.

●

Expand Ecosystem. We intend to continue to extend and enhance our relationships with companies at various stages of the design-to-silicon process, such as process licensors, manufacturing and test equipment vendors, electronic design automation vendors, silicon IP providers, semiconductor foundries, and contract test and assembly houses. We believe these relationships will ultimately enhance the value and utility our solutions and help drive standardization on PDF Solutions technology.

Brief History

PDF Solutions was incorporated in Pennsylvania in November 1992, and we reincorporated in California in November 1995. In July 2000, we reincorporated in Delaware, and in July 2001, we completed an initial public offering. Our shares of common stock are currently traded on the NASDAQ Global Market. From 2000 through 2009, we expanded our technology footprint and our operations in various countries through acquisitions. From 2009 to the present, we have primarily focused on the pervasive application of our technology to leading edge logic manufacturing and achieving yield targets with our clients to maximize Gainshare performance incentive revenues. Beginning in 2013, we leveraged our more than 20 years of yield simulation software and Characterization Vehicle test chip development and began new research and development on a solution for non-destructive in-line electrical characterization and process control for wafer inspection. The first version of this e-beam tool was commercialized in 2016, and we are currently focused on completing development of the second version. Headquartered in San Jose, California, PDF Solutions operates worldwide with additional entities and/or offices in Canada, China, France, Germany, Italy, Japan, Korea, and Taiwan.

Industry Background

Rapid technological innovation, with increasingly shorter product life cycles, now fuels the economic growth of the semiconductor industry. IC companies have historically ramped production slowly, produced at high volume once products gained market acceptance, and slowly reduced production volume when price and demand started to decrease near the end of the products’ life cycles. Now, companies often need to be the first to market and the first to sell the most volume when a product is first introduced so that they have performance and pricing advantages over their competition, or else they lose market opportunity and revenue. Increased IC complexity and compressed product lifecycles create significant challenges to achieve competitive initial yields and optimized performance. For example, it is not uncommon for an initial manufacturing run to yield only 20%, which means that 80% of the ICs produced are wasted. Yield improvement performance optimization and production efficiencies are critical drivers of IC companies’ financial results, because they typically lead to cost reduction and revenue generation concurrently, causing a leveraged effect on profitability.

Technology and Intellectual Property Protection

We have developed proprietary technologies for yield simulation, analysis, loss detection, and improvement. The foundation for many of our solutions is our CV® infrastructure (or CVi) that enables our customers to electrically characterize the manufacturing process, and establish fail-rate information needed to calibrate manufacturing yield models, prioritize yield improvement activities and speed-up process learning-cycles. Our CVi includes proprietary Characterization Vehicle®test chips, including designs of experiments and layout designs, and a proprietary and patented highly-parallel contact electrical functional and parametric-test system, comprised of hardware and software designed to provide an order-of-magnitude reduction in the time required to test our Characterization Vehicle® test chips. Our DFI solution includes physical IP in the form of test structures specifically designed by our engineers for targeted fail modes and co-optimized to be efficiently measured by our non-contact electrical measurement tool both in test chips, including in scribe lines, and in the fill area of production wafers. In addition, our technology embodies many algorithms, which we have developed over the course of many years, and which are implemented in our products including Exensio®, pdCVTM, FIRE™, and TemplatyzerTM, among others. Further, our IP includes methodologies that our implementation teams use as guidelines to drive our customers’ use of our CV® test chips DFI solution, and technologies, quantify the yield-loss associated with each process module and design block, make wafer disposition decisions, control process equipment, simulate the impact of changes to the design and/or to the manufacturing process, and/or analyze the outcome of executing such changes. We continually enhance our core technologies through the codification of knowledge that we gain in our solution implementations.

Our future success and competitive position rely to some extent upon our ability to protect these proprietary technologies and IP, to generate revenue for customers’ use of our solutions, and to prevent competitors from using our systems, methods, and technologies in their products. To accomplish this, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright, mask work, and trademark laws. We license our products and technologies pursuant to non-exclusive license agreements that impose restrictions on customers’ use. In addition, we seek to avoid disclosure of our trade secrets, including requiring employees, customers, and others with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We also seek to protect our software, documentation, and other written materials under trade secret and copyright laws. We seek to protect our IP under patent laws and as of December 31, 2016, we held 71 U.S. patents. Our issued patents have expiration dates from 2019 through 2036. We intend to prepare additional patent applications when we feel it is beneficial. We also employ protection of our trademarks, with registration on marks including Characterization Vehicle®, CV®, eProbe®, Exensio®, pdFasTest®, PDF Solutions®, the PDF Solutions logo. Design-to-silicon-yieldTM, Design-for-Inspection™, DFI™, DirectProbe™, DirectScan™, FIRE™, pdCVTM, TemplateTM, TemplatyzerTM, and YieldAwareTM are our common law trademarks of PDF Solutions or its subsidiaries.

Products and Services

Our solutions consist of integration engineering services, proprietary software, and other technologies designed to address our customers’ specific manufacturing and design issues.

Services and Solutions

Manufacturing Process Solutions ( or MPS).  The IC manufacturing process typically involves four sequential phases: research and development to establish unit manufacturing processes, such as units for the metal CMP or lithography processes; integration of these unit processes into functional modules, such as metal or contact modules; a yield ramp of lead products through the entire manufacturing line; and volume manufacturing of all products through the life of the process. We offer solutions targeted to each of these phases designed to accelerate the efficiency of yield learning by shortening the learning cycle, learning more per cycle, and reducing the number of silicon wafers required. Our targeted offerings include:

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

Volume Manufacturing Solutions (or VMS).  Our volume manufacturing solutions are designed to enable our customers to extend our yield ramp services through the life of the process by continuing to collect test data and equipment signals during production (from wafer fab through to packaged part) and improving yield while reducing the overhead of manufacturing separate test wafers. Our Exensio™ YieldAware™ solution combines software and services to enable customers to collect and combine product test data and equipment signals during production to improve yield while simultaneously reducing the overhead of manufacturing.

Design-for-Inspection™ (or DFI™) Solutions.   Our DFI solutions are designed to enable our customers to achieve non-destructive inline electrical characterization and process control. DFI provides customers an ability to insert on-chip instruments with calibrated electrical responses directly in the product wafer without any die area penalty. In addition, DFI is designed to be high-throughput, enabling in-line use. The electrical measurements augment and enhance existing inline defect inspection and metrology methods.

●

Foundry Solution: We provide our foundry customers a complete DFI system for inline characterization and process control. This DFI infrastructure includes not only on-wafer IP, or on-chip instruments, but also the eProbe® measurement system and the Exensio® -Char DFI software for data processing and analysis. The DFI on-chip instruments are co-optimized with the eProbe measurement tool for the best voltage contrast readout, and the Exensio -Char DFI software is optimized for fast handling and analysis of the huge eProbe data stream.

●

Fabless IP: We work closely with our fabless customers to tune the DFI on-chip instruments to reflect the key aspects of their product designs. We also provide proprietary software that is designed to efficiently distribute DFI filler cells across the die, for maximum issue coverage with fast readout. DFI is designed to enable every fabless company designing products at 28 nanometers and below to achieve better manufacturing results.

  Design-for-Manufacturability (or DFM) Solutions.  Our DFM solutions are designed to enable our customers to optimize yields, improve parametric performance, and reduce product ramp time by integrating manufacturability considerations into the design cycle before a design is sent to the mask shop to more quickly and cost-effectively manufacture IC products. We target these solutions to customers’ requirements by providing the following:

•

DFM Solutions:  DFM solutions include software, IP, CV infrastructure, and services designed to validate customers’ process design kit (or PDK) and to maximize functional and parametric yield improvements while achieving requirements for density or performance. A CV test chip optimized to the design style of an IC design provides any necessary design-specific parametric and functional yield models for the design style. Our software helps designers optimize the yield by using process-specific and design style-specific yield models and technology files that enable identification and implementation of IP design building block improvements that result in enhanced yield.

•

Template™ Technology Physical IP Solutions: Template physical IP solutions include Templatyzer software and IP for first identifying and developing a set of layout patterns that are optimized to a given manufacturing process and target product application and second checking proposed product layout designs against this set of patterns for optimal manufacturability. A complete characterization of all transistor and layout patterns used in these Template layouts can be performed with the CV infrastructure. These Template layouts serve as the building blocks for design organizations to construct standard cell libraries and larger physical IP blocks.

Products

Our Manufacturing Process, Volume Manufacturing, DFI, and DFM solutions incorporate the use of various elements of our software products and other technologies, depending on the customers’ needs. Our software products and other technologies include the following:

Characterization Vehicle Infrastructure.  Our test chip design engineers develop a design of experiments (or DOEs) to determine how IC design building blocks interact with the manufacturing process. Our CV® software utilizes the DOE, as well as a library of building blocks that we know has potential yield and performance impact, to generate CV® test chip layouts. Our CV® infrastructure includes:

•

CV Test Chips.  Our family of proprietary test chip products is run through the manufacturing process with intentional process modifications to explore the effects of potential process improvements given natural manufacturing variations. Our custom-designed CV test chips are optimized for our test hardware and analysis software and include DOEs tuned to each customer’s process. Our full-reticle short-flow CV test chips provide a fast learning cycle for specific process modules and are fully integrated with third-party failure analysis and inspection tools for complete diagnosis to root cause. Our Scribe CV products are inserted directly on customers’ product wafers and collect data from product wafers about critical layers. Our DirectProbe™ CV test chips enable ultra-fast yield learning for new product designs by allowing our clients to measure components of actual product layout.

•

pdCVTM Analysis Software.  Our proprietary software accumulates data from our CV test chips, enabling models of the performance effects of process variations on these design building blocks to be generated for use with our FIRE™ software.

•

pdFasTest® Electrical Tester.  Our proprietary system enables fast defect and parametric characterization of manufacturing processes. This automated system provides parallel functional testing, thus minimizing the time required to perform millions of electrical measurements to test our CV test chips.

Design-for-Inspection (or DFI) Infrastructure. Our DFI IP design engineers develop DOEs to determine how IC design building blocks interact with the manufacturing process. These on-chip measurement instruments are inserted into test and product wafers and measured on custom e-beam measurement hardware. DFI leverages our field proven design and analysis infrastructure, and includes:

●

DFI™ On-Chip Instruments. Our on-chip characterization instruments are developed with the same proprietary design software as our CV Test Chips and tuned to capture key features of our customers’ product layouts using our proprietary FIRE™ layout analysis software. These DFI instruments are based on our Characterization Vehicle (CV) technology and are designed to be placed in test chips, scribe lines, or in product die, without any area penalty, and to exhibit specific electrical responses.

●

eProbe® Contactless E-Beam Tool. Our eProbe® e-beam tools are designed to measure the electrical response of the DFI instruments. This new measure, which we call an Electrical Response Index, or ERI, allows for more precise inline characterization of design-process interactions.

●

Exensio® –Char DFI Software. Exensio –Char DFI software, a part of our Exensio Big Data analytics platform, is designed to analyze the billions of measurements collected from DFI instruments using the eProbe® Tool.

FIRE Software.  Our FIRE software analyzes an IC design to compute its systematic and random yield loss. FIRE software allows design attribute extraction and feature-based yield modeling. FIRE software takes as input a layout that is typically in industry standard format and proprietary yield models generated by running and testing our CV test chips. FIRE software is designed to estimate the yield loss due to optical proximity effects, etch micro-lading, dishing in CMP, and other basic process issues.

Template Technology.  Our Template technology includes Templatyzer software and IP for identifying and developing a set of layout patterns that are tailored to a given manufacturing process and target product application and checking proposed designs against this set of patterns for optimal manufacturability.

Exensio Enterprise-wide Platform. Our Exensio platform addresses the big data manufacturing challenge of today’s advanced process nodes and highly integrated products, by linking across YMS, FDC, test floor, and other enterprise-wide data types. These data types include in-line and end-of-line metrology, yield, parametric, performance, manufacturing consumables, tool-level sensor data, test floor data, logistical data, as well as custom data types. This enables sensor level, root cause diagnosis of yield and performance issues that impact manufacturing, through building process models of these relationships. The on-line models then enable predictive and proactive optimization decisions for process control, process adjustments, PM scheduling, tool corrective actions, wafer dispatching, and wafer level and final test. The in-line, real-time decision-making based on these models is designed to reduce product variability and cost simultaneously. Our Exensio platform also enables more rapid diagnosis and understanding of yield loss and performance-limiting mechanisms identified at both in-line and end-of -line wafer processing, through application of the developed models. The platform currently consists of four main modules in the field today.  These modules can be used separately, or combined to provide seamless integration of these traditionally disparate dataflows and applications.  Additionally, specific Exensio functionality is available as either an on-premise installation or through the software as a service, or SaaS, offering.

●

Exensio-Yield, collects yield data, then loads and stores it in an analysis-ready database. This enables product engineers to identify and analyze production yield, performance, reliability and other issues. The Exensio-Yield module is designed to handle very large data sets, to efficiently improve productivity, yield and time-to-market at our customers’ sites.  Exensio-Yield contains powerful, interactive visualization and analysis template capabilities, which provide flexibility to address our customers’ requirements. Exensio-Yield advanced components include extra proprietary yield analysis software tools that aid in the diagnosis of more complex yield issues. This includes defect analysis tools, spatial signature analysis, excursion and event monitoring, workflows, and data-mining capabilities.

●

Exensio-Control,  provides FDC capabilities for monitoring, alarming and control of manufacturing tool sets. These capabilities include analyzing tool sensor trace data and summary indicators to rapidly identify sources of process variations and manufacturing excursions. This is achieved by monitoring these equipment parameters through proprietary data collection and analysis features. When included with the above Exensio-Yield module, data mining and correlation capabilities enable identification of tool level sources of yield loss and process variation, that are impacting end of line product yield, performance and reliability.

●

Exensio-Test, provides testing and analysis capability. These capabilities include driving test productivity, test operations management and optimization, supporting test floor operations, as well as implementing adaptive test and analysis technologies. It also views diagnostic and predictive information during test, assembly and packaging — maximizing test operations, productivity and yields.

●

Exensio-Char, encapsulates test structure analysis functionality of both electrical and in-line inspection data from PDF Solutions’ proprietary Characterization Vehicle (CV) test chips and DFI on-chip instruments.

With the exception of  Exensio-Yield, Exensio-Control, Exensio-Test and Exensio-Char, the primary distribution method for our software and technologies is through our manufacturing process and volume manufacturing solutions. Although, we have in the past and may in the future, separately license these and other technologies. Though these modules are primarily licensed separately, they may also be distributed within solutions as a bundle.

Customers

Our existing customers are foundries, integrated device manufacturers (or IDMs), and fabless semiconductor design companies. Our customers’ targeted product segments vary significantly, including microprocessors, memory, graphics, image sensor solutions, and communications. Through our acquisition of Salland assets and Syntricity in 2015, we expanded our customers to include off-shore assembly and testing facilities, as well as equipment manufacturers. We believe that the adoption of our solutions by such companies for usage in a wide range of products validates the application of our Design-to-silicon-yield solutions to the broader semiconductor market.

Global Foundries Inc. (“Global Foundries”) and Samsung Electronics (“Samsung”) represented 41% and 11%, respectively, of our revenues for 2016. Global Foundries and Samsung represented 53% and 12%, respectively, of our revenues for 2015. Global Foundries, International Business Machines Corporation (“IBM”) and Samsung represented 52%, 16% and 11%, respectively, of our revenues for 2014. No other customer accounted for 10% or more of our revenues in 2016, 2015, and 2014.

Although a substantial portion of our total revenue is concentrated in a small number of customers, the total revenues for each of these customers in any period is the result of Design-to-silicon-yield solutions and/or Gainshare performance incentives revenues recognized in the period under multiple, separate contracts, with no interdependent performance obligations.  These contracts were all entered into in the ordinary course of our business and contain general terms and conditions that are standard across most of our yield improvement solutions customers, including providing services typically targeted to one manufacturing process node, for example the 28 or 20 nanometer node.   See the discussion in “Risk Factors” under Item 1A for more information about risks associated with customer concentration and contractual provisions.

International revenues accounted for approximately 64% of our total revenues for 2016 compared to 54% for 2015 and 56% for 2014. We base these calculations on the geographic location of where the work is performed. Revenues from customers by geographic area based on the location of the customers’ work sites for our last three fiscal years can be found in Note 8, “Customer and Geographic Information” to the consolidated financial statements. Additional discussion regarding the risks associated with international operations can be found under Item 1A, “Risk Factors”.

See our “Notes to Consolidated Financial Statements”, included under Part II, Item 8. “Financial Statements and Supplementary Data” for additional geographic information.

Sales and Marketing

Our sales strategy is to pursue targeted accounts through a combination of our direct sales force, our solution implementation teams, and strategic alliances. After we are engaged by a customer and early in the solution implementation, our engineers seek to establish relationships in the organization and gain an understanding of our customers’ business issues. Our direct sales and solution implementation teams combine their efforts to deepen our customer relationships by expanding our penetration across the customer’s products, processes and technologies. This close working relationship with the customer has the added benefit of helping us identify new product areas and technologies in which we should next focus our research and development efforts.   We expect to continue to establish strategic alliances with process licensors, vendors in the electronic design automation software, capital equipment for IC production, and test silicon IP and mask-making software segments to create and take advantage of sales channel and co-marketing opportunities. Additionally, we expect to form relationships with key value chain participants, including foundries and OSATs, to provide services and value across the manufacturing supply chain.

Research and Development

Our research and development focuses on developing and introducing new proprietary technologies, including our DFI solution as well as other software products and enhancements to our existing solutions. We use a rapid-prototyping paradigm in the context of the customer engagement to achieve these goals. We have made, and expect to continue to make, substantial investments in research and development. The complexity of our Design-to-silicon-yield technologies requires expertise in physical IC design and layout, transistor design and semiconductor physics, semiconductor process integration, numerical algorithms, e-beam technology, hardware, statistics and software development. We believe that our team of engineers will continue to advance our market and technological leadership. We conduct in-house training for our engineers in the technical areas, as well as focusing on ways to enhance client service skills. Although it fluctuates, we can have up to one quarter of our research and development engineers operating in the field, partnered with solution implementation engineers in a deliberate strategy to provide direct feedback between technology development and customer needs. We also utilize a variety of skilled independent contractors for specialized development. Our total research and development expenses were $27.6 million, $19.1 million and $14.1 million in 2016, 2015 and 2014, respectively.

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

We face competition for some of the point applications of our solutions including some of those used by the internal groups at IC companies. Specifically there are several suppliers of (i) yield management and/or prediction systems, such as KLA-Tencor, Mentor Graphics (through its acquisition of Ponte Solutions), Rudolph Technologies, Inc. (“Rudolph”) (through its acquisition of Yield Dynamics), Cyberdaemons, YieldWerx, Synopsys, Inc. (“Synopsys”), and Qualtera, (ii) process control software, such as Applied Materials, Inc. (through its acquisition of the software division of Brooks Automation), BISTel Inc., MKS Instruments, Inc., Rudolph and Trancom Technology, Inc. and, (iii) inline inspection, metrology and electrical test equipment providers, such as Applied Materials, Inc., Hermes Microvision, Inc., and Keysight Technologies, Inc. Further, ARM Ltd. and Synopsys (through its acquisition of Virage Logic Corporation) provide standard cells in the physical IP space and Tela Innovations, Inc. provides software for standard cell synthesis, each of which could compete with our Template™ technology solution. Additionally, Optimal+, Invantest, Inc. and Mentor Graphics (through its acquisition of Galaxy Semiconductor Solutions) are potential competitors in semiconductor test solutions. Further, we may compete with the products or offerings of the same or additional companies if we expand our offerings, or they expand their offerings, through acquisition or development. In addition, Synopsys now appears to offer directly competing DFM solutions, while other EDA suppliers provide alternative DFM solutions that may compete for the same budgetary funds.

        We believe that our solutions compare favorably with respect to competition because we have demonstrated results and reputation, strong core technology, ability to create innovative technology, and ability to implement solutions for new technology and product generations.

Employees

As of December 31, 2016, we had 441 employees worldwide, including 283 on client service teams, 99 in research and development, 25 in sales and marketing, and 34 in general and administrative functions. Of these employees, 200 are located in the United States and Canada, 199 in Asia, and 42 in Europe.

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

Executive Officers

The following table and notes set forth information about our current executive officers as of February 28, 2017.

Name	Age	Position
John K. Kibarian, Ph.D.	52	President, Chief Executive Officer, and Director
Gregory C. Walker	63	Vice President, Finance and Chief Financial Officer
Cees Hartgring, Ph.D.	64	Vice President, Client Services and Sales
Kimon Michaels, Ph.D.	50	Vice President, Products and Solutions
Kwang-Hyun Kim, Ph.D.	61	Vice President, Business Development, PDF Solutions Semiconductor Technology Korea Limited

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

Item 1A. Risk Factors

We generate most of our revenues from a limited number of customers, and a large percentage of our revenues from a single customer, so decreased business with, or the loss of, any one of these customers, or pricing pressure, or customer consolidation could significantly reduce our revenue or margins, negatively impacting results of operations, and require us to accept lower margin business on future nodes.

Historically, we have had a small number of large customers for our core Design-to-silicon-yield solutions and that contribute significant Gainshare performance incentives revenue, which has further concentrated in the past two years. We expect this trend to continue in the near term. In the year ended December 31, 2016, two customers accounted for 52% of our revenues, with Global Foundries representing 41% and Samsung representing 11%. We could lose a customer due to its decision not to engage us on future process nodes, its decision to reduce the scope of our services or technology used, its decision not to develop its own future process node, or as a result of industry factors, including but not limited to consolidation. Further, new business may be delayed if a key customer uses its leverage to push for terms that are worse for us and we nonetheless continue to negotiate for better terms, in which case Solutions revenue in any particular quarter or year may fail to meet expectations. Also, the loss of any of these customers or the failure to secure new contracts with these customers could further increase our reliance on our remaining customers. For example, in September 2014, we announced that we were unable to close two solutions contracts with one of our largest customers, which restricted our ability to book revenue relating to preliminary work on these projects in that period and required us to impair previously deferred costs. Further, if any of our key customers default, declare bankruptcy or otherwise delay or fail to pay amounts owed, or we otherwise have a dispute with any of these customers, our results of operations would be negatively affected in the short term and possibly the long term. These customers may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses or, in some cases, take advantage of contractual provisions that permit the suspension of contracted work for some period if their business experiences a financial hardship, which would harm our operating results. In particular, these events could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers or reassign resources.

Decreases in wafer volumes at our customers’ manufacturing sites or the volume of ICs that some of our customers are able to sell to their customers would cause our Gainshare performance incentives revenue to suffer.

Our Gainshare performance incentives revenue is largely determined by wafer volumes at manufacturing sites covered by our contracts and, in some cases, the volume of an IC product that our customer is able to sell to its customers. Both of these factors are outside of our control. Further, some of our manufacturing customers’ business is largely dependent on customers that use our manufacturing customer as a second or third source. If those customers consolidate and/or otherwise move the orders to manufacturing facilities not covered by our contracts, or suspend their manufacturing at covered facilities for any reason, including consolidation, our Gainshare revenue will decrease. Reduced demand for semiconductor products decreases the volume of wafers and, in some cases, products our customers are able to sell, which would also directly decrease our Gainshare revenue. For example, our Gainshare revenue declined to $30.3 million in 2016 from $34.1 million in 2015 due primarily to a reduction in 28nm volumes. Also, our customers may unilaterally decide to implement changes to their manufacturing processes during the period that is covered by Gainshare, which could negatively affect yield results and our revenue. Since we currently work on a small number of large projects at a specified manufacturing sites and, in some cases, on specific IC products, our results of operations are adversely affected by negative changes at those sites or in those products. For example, if wafer orders from sites covered by our contracts are not secured by our customers, if an end product does not achieve commercial viability, if a process line or, in some cases, a specific product, do not achieve significant increases in yield or sustain significant volume manufacturing during the time we receive Gainshare, revenues associated with such volumes or products would be negatively impacted. This could significantly reduce our revenue and results of operations below expectations. In addition, if we work with two directly competitive manufacturing facilities or products, volume in one may offset volume, and thus any of our related Gainshare, in the other facility or product.

If semiconductor designers and manufacturers do not continue to adopt, or they significantly delay adoption of, our Process-Design Integration solution, our revenues will suffer.

If semiconductor designers and manufacturers do not continue to adopt our Process-Design Integration solutions, both as currently comprised and as we may offer them in the future, our revenues will decline. We may not be successful if we do not continue to enter into long-term agreements with existing customers and new customers that cover a larger number of IC products and processes and manufacturing facilities. If we do not continue to develop customer relationships with companies that are integrated device manufacturers (or IDMs), fabless semiconductor companies, foundries, and out-sourced assembly and test companies (or OSATs), as well as system houses, the market acceptance of our solutions will suffer. Factors that may limit adoption of our Process-Design Integration solutions by semiconductor companies include:

•	our existing and potential customers’ delay in their adoption of the current or next process technology;

•

IDMs of logic ICs discontinuing or significantly cutting back their investment in the development of new process technology as a result of a shift to a model of outsourcing a larger proportion, or all, of the mass production of their ICs;

•	our inability to keep pace with the rapidly evolving technologies and equipment used in the semiconductor design and manufacturing processes;

•	our inability to convince customers to include our on-chip measurement devices in tape outs;

•	our customers’ failure to achieve satisfactory yield improvements using our Design-to-silicon-yield solutions;

•	the lack of proven results with new technologies and solutions that we may develop;

•	fewer processes being developed at our customers and, therefore, a reduction in the potential impact our solutions can add at any single customer; and

•

our inability to develop, market, or sell effective solutions that are outside of our traditional logic focus of manufacturing process solutions, including, after significant investment, our Design-for-Inspection (DFI) IP and hardware technology.

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

If we are unable to complete development of our e-beam measurement tool for in-line wafer inspection on schedule or at all, or successfully commercialize our Design-for-Inspection (DFI) solution, our future market opportunity and revenues will suffer and our costs may not be recouped.

Our DFI solution is unproven, and the in-line version is still in development. To date, we have invested significantly in the design and development of our DFI eProbe tool and related intellectual property. If semiconductor companies do not include our on-chip measurement instruments in tape-outs, it will be more difficult to commercialize our complete solution in the future, and our results may suffer. Also, if the results of our DFI solution are not as we expect, we may not be able to successfully commercialize these technologies on schedule, or at all, and we may miss the market opportunity and not recoup our investment. Further, our DFI tool may cause unexpected damage to wafers, which we could be liable for, or customers may not be willing to use it. If we are not able to create significant interest and show reliable tools and useful results, our investment may not be recouped and our future results may suffer.

Our solution implementations or system installation/configurations may take longer than budgeted, which could cause us to lose customers and may result in adjustments to our operating results.

Our solution implementations require a team of engineers to collaborate with our customers to address complex yield loss issues by using our software and other technologies, and the installation and configuration of our software into our customers’ fabrication and test facilities requires experienced engineers working with our customers on active foundry and test equipment. We must estimate the amount of resources needed to complete both of these types of services in order to estimate when the engineers will be able to commence the next engagement. In addition, our accounting for contracts with such services, which generate fixed fees, sometimes require adjustments to profit (loss) based on revised estimates during the performance of the contract. These adjustments may have a material effect on our results of operations in the period in which they are made. The estimates giving rise to these risks, which are inherent in fixed-price contracts, include the forecasting of costs and schedules, and contract revenues related to contract performance.

It typically takes us a long time to enter into agreements for new engagements or solutions with our customers, to sell our unique solutions to new customers and into new markets, and we rely on complex contractual provisions, which can result in uncertainty and delays in closing successful contracts, preserving our future market, and generating revenues.

The timing and length of negotiations required to enter into agreements with our customers and the ultimate enforcement of complex negotiated contractual provisions as we intended is difficult to predict. If we do not successfully negotiate certain key complex contractual provisions or there are disputes regarding such provisions and they are not enforced as we intended, the future available market for our solutions could decrease and our revenues and results of operations would suffer. Further, our customers sometimes delay starting negotiations until they begin developing a new process, need to insert a new product, or experience specific yield issues. This means that on occasion we have, and may continue to provide technology and services under preliminary documentation before executing the final contract. In these cases, we could not recognize revenue and would defer associated costs until execution of the final contract, which, if significant, could negatively impact our results of operations in the periods before we execute the final contract. Further, if we were to incur significant effort and then fail to enter into a final contract, we would have to write-off such deferred costs in the period in which the negotiations ended, which would decrease our gross margin and could result in significant operating losses. For example, in September 2014, we announced that we were unable to close two solutions contracts with one of our largest customers, which impacted our ability to book revenue relating to preliminary work on these projects and the need to recognize previously deferred costs which caused us to miss our expectations for the third quarter of 2014. Also, some of our new products may not have proven results and our Gainshare performance incentives business model is unique and unfamiliar to new customers. Any of these factors could result in a long sales cycle. On-going negotiations and evaluation projects for new products, with new customers or in new markets may not result in significant revenues for us if we are unable to close new engagements on terms favorable to us, in a timely manner, or at all. Unexpected delays in our sales cycle could cause our revenues to fall short of expectations.

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

Our stock price has fluctuated widely during the last eight years, from a low closing price of $0.97 per share in March 2009 to a high closing price of $26.41 per share in January 2014. A factor in the volatility may be that our historical quarterly operating results have fluctuated. Our future quarterly operating results will likely fluctuate from time to time and may not meet the expectations of securities analysts and investors in some future period, which could cause our stock price to decrease again. A significant reduction in our stock price negatively impacts our ability to raise equity capital in the public markets and increases the cost to us, as measured by dilution to our existing shareholders, of equity financing. In addition, the reduced stock price also increases the cost to us, in terms of dilution, of using our equity for employee compensation or for acquisitions of other businesses. A greatly reduced stock price could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest, a hostile take-over bid, and fewer business development opportunities. Also, significant volatility in the stock price could be followed by a securities class action lawsuit, which could result in substantial costs and a diversion of our management’s attention and resources.

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

Competition in our market may intensify in the future, which could slow our ability to grow or execute our strategy and could lead to increased pricing pressure, negatively impacting our revenues. Our current and potential customers may choose to develop their own solutions internally, particularly if we are slow in deploying our solutions or improving them to meet market needs. These and other competitors may be able to operate with a lower cost structure than our engineering organization, which would give any such competitor’s products a competitive advantage over our solutions. We currently face indirect competition from the internal groups at IC companies and some direct competition from providers of (i) yield management or prediction software such as KLA-Tencor, Mentor Graphics (through its acquisition of Ponte Solutions), Rudolph Technologies, Inc. (“Rudolph”) (through its acquisition of Yield Dynamics), Cyberdaemons, YieldWerx, and Synopsys, Inc., (ii) process control software, such as Applied Materials, Inc. (through its acquisition of the software division of Brooks Automation), BISTel Inc., MKS Instruments, Inc., Rudolph and Trancom Technology, Inc. and, (iii) inline inspection, metrology and electrical test equipment, such as Applied Materials, Inc., Hermes Microvision, Inc., and Keysight Technologies, Inc. Further, ARM Ltd. and Synopsys (through its acquisition of Virage Logic Corporation) provide standard cells in the physical IP space and Tela Innovations, Inc. provides software for standard cell synthesis, each of which could compete with our Template™ technology solution. Additionally, Optimal+, Invantest, Inc. and Galaxy Semiconductor Solutions are potential competitors in semiconductor test solutions. Further, we may compete with the products or offerings of these named companies or additional companies if we expand our offerings through acquisition or development. Further, electronic design automation suppliers provide alternative DFM solutions that may compete for the same budgetary funds. There may be other providers of commercial solutions for systematic IC yield and performance enhancement of which we are not aware. Further, some providers of yield management software or inspection equipment may seek to broaden their product offerings and compete with us. In addition, we believe that the demand for solutions that address the need for better integration between the silicon design and manufacturing processes may encourage direct competitors to enter into our market. For example, large integrated organizations, such as IDMs, electronic design automation software providers, IC design service companies or semiconductor equipment vendors, may expand their product offerings or decide to spin-off a business unit to compete with us. Other potential competitors include fabrication facilities that may decide to offer solutions competitive with ours as part of their value proposition to their customers. If these potential competitors change the pricing environment or are able to attract industry partners or customers faster than we can, we may not be able to grow and execute our strategy as quickly or at all.

We face operational and financial risks associated with international operations that could negatively impact our revenue.

We derive over half of our revenue from sales outside of the United States, and we expect our international business to continue to grow, in particular in China. We have in the past expanded and reorganized, at different times, our non-U.S. operations and may in the future continue such expansion or reorganization by establishing or restructuring international subsidiaries, offices, or contractor relationships in locations, if and when, deemed appropriate by our management. Thus, the success of our business is subject to risks inherent in doing business internationally, including in particular:

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

 International revenues accounted for approximately 64% of our total revenues for the year ended December 31, 2016 compared to 54% for the year ended December 31, 2015 and 56% for the year ended December 31, 2014. Thus, we face the following additional risks:

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

We have experienced losses in the past and we may not maintain profitability if our costs increase more quickly than we expect or if revenues decrease. In addition, virtually all of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. Our accumulated deficit was $25.8 million as of December 31, 2016. We expect to continue to incur significant expenses in connection with:

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located in San Jose, California.  Our lease is currently for approximately 28,600 square feet of office space and approximately 2,400 square feet of laboratory space and terminates at the end of September 2018. We lease a 7,800 square feet of space for a clean-room in Milpitas, California that expires in March 2019 and other office space in La Jolla, California, Pennsylvania and Texas with an aggregate of 12,700 square feet under various leases that expire at different times through April 2022.  We also lease approximately 25,500 square feet of office space in Shanghai, China that expires in September 2017. We also have offices in France, Germany, Italy, Japan, Korea, and Taiwan with an aggregate of approximately 17,200 square feet under various leases that expire at different times through April 2024. We believe our existing facilities are adequate to meet our current needs and are being utilized consistently with our past practice. We consistently look for opportunities to minimize costs related to office space through improved efficiencies and intend to make changes to leased facilities in the future as appropriate to reflect changes in worldwide operations and headcount.

Item 3.  Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. As of December 31, 2016, we were not party to any material legal proceedings, thus no loss was probable and no amount was accrued.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market For Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Market under the symbol “PDFS.” As of March 2, 2017, we had approximately 40 stockholders of record. The number of stockholders of record does not include individuals whose stock is in nominee or “street name” accounts through brokers.

The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported by the NASDAQ Global Market:

2016	High	Low
First Quarter	$13.92	$8.99
Second Quarter	$15.24	$12.20
Third Quarter	$18.17	$13.74
Fourth Quarter	$24.16	$17.77

2015	High	Low
First Quarter	$18.77	$13.58
Second Quarter	$19.39	$15.78
Third Quarter	$16.20	$9.98
Fourth Quarter	$11.60	$9.98

Dividend Policy

No cash dividends were declared or paid in 2016, 2015 or 2014. We currently intend to retain all available funds to finance future internal growth and product development and stock repurchases and therefore do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Stock Performance Graph

The following graph and tables compare the cumulative total stockholder return data for our stock since December 31, 2011 to the cumulative return over such period of (i) The NASDAQ Composite Index and (ii) the RDG Technology Composite Index. The graph assumes that $100 was invested on December 31, 2011. The graph and tables further assume that such amount was initially invested in the Common Stock of the Company at a per share price of $6.97 (closing price on December 31, 2011) and that of any dividends were reinvested. This performance graph and the corresponding tables are not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance on the following graph and tables is not necessarily indicative of future stock price performance.

	12/11	12/12	12/13	12/14	12/15	12/16
PDF Solutions, Inc.	100.00	197.70	367.58	213.20	155.52	323.53
NASDAQ Composite Index	100.00	116.41	165.47	188.69	200.32	216.54
RDG Technology	100.00	114.61	152.95	178.50	183.08	206.81

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 21, 2014, the Board of Directors adopted a two-year program, effective immediately, to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions. During the year ended December 31, 2016, the Company repurchased 149,457 shares under this program. In total 1,239,230 shares were repurchased at an average price of $13.48 per share under this program for a total purchase price of $16.7 million. This program expired on October 21, 2016. On October 25, 2016, the Board of Directors adopted a new program, effective immediately, to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions over the next two years. As of December 31, 2016, there has been no common stock repurchased under this new program and $25.0 million remained available for future repurchases.

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter ended December 31, 2016.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Design-to-silicon-yield solutions	$77,162	$63,839	$52,769	$61,710	$59,061
Gainshare performance incentives	30,299	34,138	47,394	39,743	30,479
Total revenues	107,461	97,977	100,163	101,453	89,540
Cost of Design-to-silicon-yield solutions:
Direct costs of Design-to-silicon-yield solutions	44,074	38,847	37,822	39,470	36,236
Impairment of deferred costs	—	—	1,892	—	—
Amortization of acquired technology	374	176	—	—	261
Total cost of Design-to-silicon-yield solutions	44,448	39,023	39,714	39,470	36,497
Gross profit	63,013	58,954	60,449	61,983	53,043
Operating expenses:
Research and development	27,559	19,096	14,064	13,314	13,251
Selling, general and administrative	22,056	20,421	18,457	17,025	18,599
Amortization of other acquired intangible assets	432	196	31	74	174
Restructuring charges	—	—	57	197	1,889
Total operating expenses	50,047	39,713	32,609	30,610	33,913
Income from operations	12,966	19,241	27,840	31,373	19,130
Interest and other income (expense), net	(10)	181	119	(64)	(248)
Income before taxes	12,956	19,422	27,959	31,309	18,882
Income tax provision (benefit) (1)	3,853	7,015	9,497	10,380	(18,329)
Net income	$9,103	$12,407	$18,462	$20,929	$37,211
Net income per share:
Basic	$0.29	$0.39	$0.60	$0.70	$1.30
Diluted	$0.28	$0.39	$0.58	$0.67	$1.25
Weighted average common shares:
Basic	31,373	31,424	30,743	29,826	28,700
Diluted	32,431	32,164	31,939	31,393	29,809

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$116,787	$126,158	$115,464	$89,371	$61,637
Working capital	151,757	148,795	147,032	120,915	82,900
Total assets	222,329	191,769	177,438	151,164	124,260
Long-term obligations	5,004	3,006	3,227	3,584	3,502
Total stockholders’ equity	198,803	174,307	161,823	134,712	101,060

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We analyze our customers’ IC design and manufacturing processes to identify, quantify, and correct the issues that cause yield loss to improve our customers’ profitability by improving time-to-market, increasing yield and reducing total design and manufacturing costs. We package our solutions in various ways to meet our customers’ specific business and budgetary needs, each of which provides us various revenue streams. We receive a mix of fixed fees and variable, performance-based fees for the vast majority of our yield improvement solutions. The fixed fees are typically reflective of the length of time and the resources needed to characterize a customer’s manufacturing process and receive preliminary results of proposed yield improvement suggestions. The variable fee, or what we call Gainshare, usually depends on our achieving certain yield targets by a deadline.  Variable fees are currently typically tied to wafer volume on the node size of the manufacturing facility where we performed the yield improvement solutions. We receive license fees and service fees for related installation, integration, training, and maintenance and support services for our software and hardware that we license on a stand-alone basis.

 Industry Trend

Consistent with the trend since 2010, we expect that the largest logic foundries will continue to invest significantly in leading edge nodes and capacity throughout 2017. Leading foundries continue to invest in new technologies such as multi-patterned lithography and 3-D transistor architecture. In addition, China’s investment in semiconductors shouldl accelerate the growth of the industry in the next few years. These provide opportunities to increase our business.

Beginning in the second quarter of 2016, capacity utilization on 28nm improved throughout the remainder of 2016, which trend we expect to continue for the foreseeable future. We saw utilization on 14nm increase in the second half of 2016, and we expect it to continue to grow throughout 2017. Gainshare revenue will continue to fluctuate quarter to quarter despite these utilization trends as our Gainshare revenue depends on many factors, including the average selling price of wafers subject to Gainshare and volume.

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

Financial Highlights

The following were our financial highlights for the year ended December 31, 2016:

•

Total revenues were $107.5 million, which was an increase of $9.5 million, or 10%, compared to the year ended December 31, 2015. Design-to-silicon-yield solutions revenues were $77.2 million, which was an increase of $13.3 million, or 21%, compared to the year ended December 31, 2015. The increase in design-to-silicon-yield solutions revenue was primarily the result of more billable hours to revenue generating projects in the period due to increased business activity, particularly in Asia, and an increase in the revenue from our Exensio big data solution. Gainshare performance incentives revenue was $30.3 million, a decrease of $3.8 million, or 11%, compared from the year ended December 31, 2015. The decrease in revenue from Gainshare performance incentives was primarily the result of lower Gainshare from 28nm volumes, partially offset by higher Gainshare from 14nm volumes. Gross margin for the year ended December 31, 2016 was 59%, compared to 60% for the year ended December 31, 2015.

•

Net income was $9.1 million, compared to $12.4 million for the year ended December 31, 2015. The decrease in net income was attributable to an increase in total operating expense of $10.3 million, primarily driven by the continued activity related to our development of DFI solution, which increase in operating expense was offset by an increase in gross margin of $4.1 million, due to an increase in revenues, and a $3.2 million lower income tax provision, due to lower income before taxes and the impact of the early adoption of Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which requires us, among other items, to record excess tax benefits as a reduction of the provision for income taxes in the income statements, whereas they were previously recognized in equity. See Note 1 of the accompanying notes to our consolidated financial statements for additional information related to this adoption.

•

Net income per basic and diluted share was $0.29 and $0.28, respectively, for the year ended December 31, 2016, compared to net income per basic and diluted share of $0.39, for the year ended December 31, 2015, a decrease of $0.10 and $0.11 per basic and diluted share, respectively.

•

Cash, cash equivalents and investments decreased $9.4 million to $116.8 million at December 31, 2016, from $126.2 million at December 31, 2015, primarily due to cash used in investing activities related to our development of DFI solution, offset by cash generated from operating activities during the year.

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

Design-to-silicon-yield solutions — Revenues that are derived from Design-to-silicon-yield solutions come from services and software and hardware licenses. We recognize revenue for each element of Design-to-silicon-yield solutions as follows:

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

On occasion, we license our software products as a component of our fixed-price service contracts. In such instances, the software products are licensed to customers over a specified term of the agreement with support and maintenance to be provided, if applicable, over the license term. The amount of product and service revenue recognized in a given period is affected by the Company’s judgment as to whether an arrangement includes multiple deliverables and, if so, our determination of the fair value of each deliverable. In general, vendor-specific objective evidence of selling price (“VSOE”) does not exist for our solution implementation services and software products and because our services and products include our unique technology, we are not able to determine third-party evidence of selling price (“TPE”). Therefore, in such circumstances we use best estimated selling prices (“BESP”) in the allocation of arrangement consideration. In determining BESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. We typically arrive at BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting. After fair value is established for each deliverable, the total transaction amount is allocated to each deliverable based upon its relative selling price. Fees allocated to solution implementation services are recognized using the percentage of completion method of contract accounting. Fees allocated to software and related support and maintenance are recognized under software revenue recognition guidance.

In some instances, we also license our DFI system as a separate component of fixed-price service contracts. We allocate revenue to all deliverables based on their relative selling prices. We currently do not have VSOE for our DFI system, thus we use either TPE or BESP in the allocation of arrangement consideration.

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

We also license our software products separately from solution implementations. For software license arrangements that do not require significant modification or customization of the underlying software, software license revenue is recognized under the residual method when (l) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or dete1minable, (4) collectability is probable, and (5) the arrangement does not require services that are essential to the functionality of the software. When arrangements include multiple elements such as support and maintenance, consulting (other than for our fixed price solution implementations), installation, and training, revenue is allocated to each element of a transaction based upon its fair value as determined by our VSOE and such services are recorded as services revenue. VSOE for maintenance is generally established based upon negotiated renewal rates while VSOE for consulting, installation, and training services is established based upon the our customary pricing for such services when sold separately. When software is licensed for a specified term, fees for support and maintenance are generally bundled with the license fee over the entire term of the contract. We are unable to establish VSOE of fair value for maintenance services that are generally bundled with term licenses. In these cases, we recognize revenue ratably over the term of the contract. For multiple-element arrangements containing non-software services, the Company: (1) determines whether each element constitutes a separate unit of accounting; (2) determines the fair value of each element using the selling price hierarchy of VSOE, TPE or BESP, as applicable; and (3) allocates the total price to each separate unit of accounting based on the relative selling price method. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control. For multiple-element arrangements that contain both software and non-software elements, we allocate revenue to software or software-related elements as a group and any non-software elements separately based on the selling price hierarchy of VSOE, TPE or BESP. Once revenue is allocated to software or software-related elements as a group, we recognize revenue in conformance with software revenue accounting guidance. Revenue is recognized when revenue recognition criteria are met for each element.

Revenue from software-as-a-service (or SaaS) that allow for the use of a hosted software product or service over a contractually determined period of time without taking possession of software are accounted for as subscriptions and recognized as revenue ratably over the coverage period beginning on the date the service is made available to customers. Revenue for software licenses with extended payment terms is not recognized in excess of amounts due. For software license arrangements that require significant modification or customization of the underlying software, the software license revenue is recognized as services are performed using the percentage of completion method of contract accounting, and such revenue is recorded as services revenue.

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

Income Taxes

We are required to assess the likelihood that our deferred tax assets will be recovered from future taxable income and if we believe that they are not likely to be realizable before the expiration dates applicable to such assets then, to the extent we believe that recovery is not likely, establish a valuation allowance. Changes in the net deferred tax assets, less offsetting valuation allowance, in a period are recorded through the income tax provision in the condensed consolidated statements of operations. The valuation allowance was approximately $6.8 million and $6.2 million as of December 31, 2016, and December 31, 2015, respectively, which was related to California R&D tax credits and California net operating losses related to acquisition that we currently do not believe to be more likely than not to be ultimately realized. If we conclude at a future financial reporting period that there has been a change in our ability to realize our California R&D credit and net operating loss carry forward deferred tax assets, and it is at such time no longer “more–likely-than-not” that we will realize the tax credits before applicable expiration dates, our tax provision will increase in the period in which we make such determination.

Our income tax calculations are based on application of the respective U.S. federal, state or foreign tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations.  At December 31, 2016, no deferred taxes have been provided on undistributed earnings of approximately $6.5 million from the Company’s international subsidiaries since these earnings have been, and under current plans will continue to be, permanently reinvested outside the United States. It is not practicable to determine the amount of the unrecognized tax liability at this time.

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

Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting period, generally four years. We elected to early adopt ASU 2016-09 in the fourth quarter of 2016, which among other items, provides an accounting policy election to account for forfeitures as they occur, rather than to account for them based on an estimate of expected forfeitures. We elected to continue to estimate forfeitures expected to occur to determine the amount of compensation expense to be recognized in each period. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Goodwill and Intangible Assets

We record goodwill when the purchase consideration of an acquisition exceeds the fair value of the net tangible and identified intangible assets as of the date of acquisition. We perform an annual impairment assessment of goodwill during the fourth quarter of each calendar year or more frequently if required to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If further testing is required, we perform a two-step process. The first step involves comparing the fair value of its reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the purpose of impairment testing, we have determined that we have one reporting unit. There was no impairment of goodwill for the period ended December 31, 2016.

Our long-lived assets, excluding goodwill, consist of property and equipment and intangible assets. We periodically review our long-lived assets for impairment. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. During the year ended December 31, 2016, there was no impairment related to our long-lived assets.

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

Results of Operations

The following table sets forth, for the years indicated, the percentage of total revenues represented by the line items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2016	2015	2014
Revenues:
Design-to-silicon-yield solutions	72%	65%	53%
Gainshare performance incentives	28	35	47
Total revenues	100	100	100
Cost of Design-to-silicon-yield solutions:
Direct costs of Design-to-silicon-yield solutions	41	40	38
Impairment of deferred costs	—	—	2
Amortization of acquired technology	—	—	—
Total cost of Design-to silicon-yield solutions	41	40	40
Gross profit	59	60	60
Operating expenses:
Research and development	26	19	14
Selling, general and administrative	21	21	18
Amortization of other acquired intangible assets	—	—	—
Restructuring charges	—	—	—
Total operating expenses	47	40	32
Income from operations	12	20	28
Interest and other income, net	—	—	—
Income before taxes	12	20	28
Income tax provision	4	7	10
Net income	8%	13%	18%

Years Ended December 31, 2016 and 2015

Revenues	2016	2015	$ Change	% Change
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$77,162	$63,839	$13,323	21%
Gainshare performance incentives	30,299	34,138	(3,839)	(11)
Total	$107,461	$97,977	$9,484	10%

Design-to-silicon-yield solutions.   Design-to-silicon-yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software and hardware licenses provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-silicon-yield solutions revenue increased $13.3 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, which was primarily the result of more billable hours to revenue generating projects in the period due to increased business activity, particularly in Asia, and an increase in the revenue from our Exensio big data solution. Our Design-to-silicon-yield solutions revenue may fluctuate in the future and is dependent on a number of factors, including the semiconductor industry’s continued acceptance of our solutions, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own business or, in the case of a time and materials contract, may take advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

Gainshare performance incentives.   Gainshare performance incentives revenue represents profit sharing and performance incentives earned contingent upon our customers reaching certain defined operational levels and typically depending on volumes of wafers manufactured by our customers. Revenue derived from Gainshare performance incentives decreased $3.8 million for the year ended December 31, 2016, compared to the year ended December 31, 2015.  The decrease was primarily the result of lower 28nm volumes, partially offset by an increase from 14nm volumes. Our Gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate Gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for Gainshare performance incentives.

Cost of Design-to-silicon-yield solutions	2016	2015	$ Change	% Change
(In thousands, except for percentages)
Direct costs of Design-to-silicon-yield solutions	$44,074	$38,847	$5,227	13%
Amortization of acquired technology	374	176	198	113
Total	$44,448	$39,023	$5,425	14%

Costs of Design-to-silicon-yield solutions. Costs of Design-to-silicon-yield solutions consist of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization of acquired technology.  Direct costs of Design-to-silicon-yield solutions consist of services costs and software licenses costs. Services costs consist of material, employee compensation and related benefits, overhead costs, travel and allocated facilities-related costs. Software license costs consist of costs associated with licensing third-party software used by the Company in providing services to our customers in solution engagements, or sold in conjunction with our software products. Direct costs of Design-to-silicon-yield solutions increased $5.2 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to a $2.8 million increase in personnel-related cost driven by hiring in Asia and world-wide merit increases, a $0.6 million increase in depreciation expense of test equipment, a $0.6 million increase in subcontractor expenses, a $0.4 million increase in facility expenses and a $0.3 million increase in travel expenses. Amortization of acquired technology for the year months ended December 31, 2016 and 2015 was due to the amortization of acquired technology from the Syntricity acquisition.

Research and Development	2016	2015	$ Change	% Change
(In thousands, except for percentages)
Research and Development	$27,559	$19,096	8,463	44%

Research and Development.   Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel, facilities cost allocations, and stock-based compensation charges. Research and development expenses increased $8.5 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to a $4.0 million increase in personnel-related cost due to higher headcount and world-wide merit increases, a $2.8 million increase in subcontractors expense, a $0.7 million increase in facility expense, a $0.5 million increase in travel expense, a $0.4 million increase in lab supplies, and a $0.1 million increase in depreciation expense. The increased investment in research and development is primarily driven by continued development activity related to our DFI solution. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the size and the timing of product development projects and revenue generating activity requirements.

Selling, General and Administrative	2016	2015	$ Change	% Change
(In thousands, except for percentages)
Selling, general and administrative	$22,056	$20,421	1,635	8%

Selling, General and Administrative.   Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased $1.6 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to a $2.1 million increase in personnel-related cost primarily due to hiring in our software solution business, world-wide merit increases, and increase in variable compensation, a $0.4 million increase in facilities expense, a $0.4 million increase in subcontractors expense, a $0.2 million increase in legal expense, offset by a $1.2 million decrease in acquisition-related expense, a $0.1 million decrease in trade show expense and a $0.1 million decrease in travel expense. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

Amortization of Other Acquired Intangible Assets	2016	2015	$ Change	% Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$432	$196	236	120%

Amortization of Other Acquired Intangible Assets.   Amortization of other acquired intangible assets consists of the amortization of intangibles acquired as a result of a business combination. Amortization of other acquired intangible assets for the year ended December 31, 2016, increased $0.2 million compared to the year ended December 31, 2015, due to a partial year amortization from the Syntricity acquisition in July 2015 compared to the full year amortization expense for the year ended December 31, 2016.

Interest and Other (Expense) Income, Net	2016	2015	$ Change	% Change
(In thousands, except for percentages)
Interest and other income (expense), net	$(10)	$181	(191)	(106)%

Interest and Other (Expense) Income, Net.  Interest and other (expense) income, net, primarily consists of interest (expense) income and foreign currency exchange gain (loss). Interest and other income decreased $0.2 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. The change was primarily due to fluctuations in foreign exchange rates and gain related to foreign currency forward contract. We anticipate interest and other income (expense) will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

Income Tax Provision	2016	2015	$ Change	% Change
(In thousands, except for percentages)
Income tax provision	$3,853	$7,015	(3,162)	(45)%

Income Tax Provision.  Our effective tax rate was 29.7% for 2016, which was lower than the statutory federal income tax rate of 35.0% primarily due to the impact of the adoption of ASU 2016-09 and R&D credit. The change in income tax provision to $3.9 million from $7.0 million was primarily due to the lower taxable income and the impact of ASU 2016-09 adoption. Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, research and development credits as a percentage of aggregate pre-tax income, the tax effects of employee stock activity and the effectiveness of our tax planning strategies.

Years Ended December 31, 2015 and 2014

Revenues	2015	2014	$ Change	% Change
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$63,839	$52,769	$11,070	21%
Gainshare performance incentives	34,138	47,394	(13,256)	(28)
Total	$97,977	$100,163	$(2,186)	(2)%

Design-to-silicon-yield solutions.   Design-to-silicon-yield solutions revenue increased $11.1 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, which was primarily driven by growth of our Exensio big data solution.

Gainshare performance incentives.   Revenue derived from Gainshare performance incentives decreased $13.3 million for the year ended December 31, 2015, compared to the year ended December 31, 2014.  The decrease was primarily the result of depressed 28nm volumes.

Cost of Design-to-silicon-yield solutions	2015	2014	$ Change	% Change
(In thousands, except for percentages)
Direct costs of Design-to-silicon-yield solutions	$38,847	$37,822	$1,025	3%
Impairment of deferred costs	—	1,892	(1,892)	(100)
Amortization of acquired technology	176	—	176	—
Total	$39,023	$39,714	$(691)	(2)%

Costs of Design-to-silicon-yield solutions. Direct costs of Design-to-silicon-yield solutions increased $1.0 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to a $1.3 million net change in deferred cost related to timing of completion of the signature process, a $0.9 million increase in equipment cost, a $0.5 million increase in outside service expense, a $0.4 million increase in depreciation expense of test equipment, offset by a $1.3 million decrease in personnel-related cost and a $0.8 million decrease in travel cost. The decrease in personnel-related cost was primarily driven by a lower average headcount, partially as a result of resource realignment to research and development activities, and lower variable compensation, partially offset by higher stock-based compensation expense. During the year ended December 31, 2014, we recorded an impairment loss of $1.9 million of deferred pre-contract costs for two contracts with a customer as it was determined that the costs were no longer recoverable. Amortization of acquired technology for the year ended December 31, 2015, was due to the amortization of acquired technology from the Syntricity acquisition.

Research and Development	2015	2014	$ Change	% Change
(In thousands, except for percentages)
Research and Development	$19,096	$14,064	5,032	36%

Research and Development.    Research and development expenses increased $5.0 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to a $2.9 million increase in personnel-related cost due to an increase in headcount, a $1.5 million increase in outside service expense, a $0.4 million increase in facility expense, $0.1 million increase in lab supplies, primarily related to our DFI solution as described above, and a $0.1 million cost related to contingent earn-out payments in connection with our acquisition of Syntricity.

Selling, General and Administrative	2015	2014	$ Change	% Change
(In thousands, except for percentages)
Selling, general and administrative	$20,421	$18,457	1,964	11%

Selling, General and Administrative.    Selling, general and administrative expenses increased $2.0 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to a $0.8 million of acquisition-related cost, a $0.3 million increase in personnel-related cost, a $0.4 million of contingent earn-out payment related to the acquisition, a $0.3 million increase in subcontractor expense, a $0.2 million increase in travel expense, a $0.1 million increase in facility expense, and a $0.1 million increase in trade show expense, offset by a $0.4 million decrease in accounting and non-acquisition-related legal expense.

Amortization of Other Acquired Intangible Assets	2015	2014	$ Change	% Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$196	$31	165	532%

Amortization of Other Acquired Intangible Assets.    Amortization of other acquired intangible assets for the year ended December 31, 2015, increased $0.2 million compared to the year ended December 31, 2014, due to the amortization of acquired intangible assets from the Syntricity acquisition.

Interest and Other Income (Expense), Net	2015	2014	$ Change	% Change
(In thousands, except for percentages)
Interest and other income (expense), net	$181	$119	62	52%

Interest and Other Income (Expense), Net.   Interest and other income increased $0.1 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. The change was primarily due to fluctuations in foreign exchange rates and gain related to foreign currency forward contract.

Income Tax Provision	2015	2014	$ Change	% Change
(In thousands, except for percentages)
Income tax provision	$7,015	$9,497	(2,482)	(26)%

Income Tax Provision.  Our effective tax rate was 36.1% for 2015, which was slightly higher than the statutory federal income tax rate of 35.0% primarily due to nondeductible acquisition expenses and unfavorable changes to New York State Tax apportionment rules. The change in income tax provision to $7.0 million from $9.5 million was primarily due to the lower taxable income.

Liquidity and Capital Resources

As of December 31, 2016, our working capital, defined as total current assets less total current liabilities, was $151.8 million, compared to $148.8 million as of December 31, 2015. Cash and cash equivalents were $116.8 million as of December 31, 2016, compared to $126.2 million as of December 31, 2015.  As of December 31, 2016 and 2015, cash and cash equivalents held by our foreign subsidiaries were $3.4 million and $2.2 million, respectively. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for the next twelve months.

 During the year ended December 31, 2016, cash generated from operating activities of $2.0 million was a result of $9.1 million of net income, non-cash adjustments to net income of $15.6 million and a decrease in the net change in operating assets and liabilities of $22.7 million. Non-cash charges consisted primarily of stock-based compensation of $11.0 million, depreciation and amortization of $3.6 million, amortization of acquired intangible assets of $0.8 million, deferred taxes of $0.2 million, loss on disposal of assets of $0.1 million and reversal of doubtful account of $0.1 million. Cash flow decreases resulting from the net change in operating assets and liabilities primarily consisted of a $14.6 million increase in accounts receivable, mainly due to the lengthening of customer payments and increase in revenues, a $11.0 million increase in other non-current assets, primarily due to the increase in long-term unbilled portion of the our Design-to-silicon-yield solution contracts, a $1.7 million increase in prepaid expense and other current assets, a $1.2 million decrease in billing in excess of recognized revenue, partially offset by a $4.8 million net increase in deferred revenue, and a $1.2 million increase of accrued compensation and related benefits. The increase in accounts receivable and days of sales outstanding, or DSO, was primarily driven by later payments by customers in Asia. As we continue to promote our DFI solution in Asia, we anticipate that accounts receivable and DSO may increase. Cash flows used in investing activities of $11.3 million for the year ended December 31, 2016, due to payments for capital expenditures, primarily related to development of our DFI solution. Cash flows provided by financing activities of $30,000 for the year ended December 31, 2016, consisted of $3.0 million of proceeds from the exercise of stock options and $1.6 million of proceeds from our Employee Stock Purchase Plan, offset by $2.3 million of cash payments for taxes related to net share settlements of equity awards, and $2.2 million cash used to repurchase shares of our common stock.

During the year ended December 31, 2015, cash generated from operating activities of $30.3 million was a result of $12.4 of net income, non-cash adjustments to net income of $14.8 million and an increase in the net change in operating assets and liabilities of $3.1 million. Non-cash charges consisted primarily of stock-based compensation of $9.8 million, depreciation and amortization of $2.6 million, deferred taxes of $1.6 million, tax benefit related to stock-based compensation of $1.1 million, accrued contingent earn-out payments of $0.5 million, and amortization of acquired intangible assets of $0.4 million, partially offset by excess tax benefit from stock-based compensation of $1.0 million. Cash flow increases resulting from the net change in operating assets and liabilities primarily consisted of a $4.4 million decrease in accounts receivable, mainly due to the timing of customer payments and decrease in revenues, a $1.7 million net increase in deferred revenue and billing in excess of recognized revenue, a $0.2 million of increase in accrued and other liabilities, partially offset by a $1.4 million decrease in accrued compensation and related benefits due to lower variable compensation, a $0.6 million increase in prepaid expense and other current assets, a $0.5 million increase in other non-current assets and a $0.7 million decrease in accounts payable, due to timing of payment of third party services. Cash flows used in investing activities of $10.3 million for the year ended December 31, 2015, consisted of $5.2 million of payments for business acquisitions, $4.8 million of payments for capital expenditures, primarily test equipment, and $0.4 million of payments for purchase of intangible asset. Cash flows used in financing activities of $9.2 million for the year ended December 31, 2015, consisted of $14.5 million of cash used to repurchase shares of our common stock, $1.8 million of cash payments for taxes related to net share settlements of equity awards, and $0.3 million of cash payment for obligations assumed in business acquisition, offset by $5.0 million of proceeds from the exercise of stock options, $1.4 million of proceeds from our Employee Stock Purchase Plan, and $1.0 million of excess tax benefit from stock-based compensation.

  During the year ended December 31, 2014, cash generated from operating activities of $28.7 million was a result of $18.5 of net income, non-cash adjustments to net income of $15.3 million and a decrease in the net change in operating assets and liabilities of $5.1 million. Non-cash charges consisted primarily of stock-based compensation of $8.5 million, deferred taxes of $2.9 million, tax benefit related to stock-based compensation plan of $1.7 million, depreciation and amortization of $2.0 million, impairment of deferred costs of $1.9 million, partially offset by excess tax benefit from stock-based compensation of $1.6 million and gain on disposal of property and equipment of $0.2 million. Cash flow decreases resulting from the net change in operating assets and liabilities primarily consisted of a $2.9 million increase in accounts receivable, due to timing of customer payment, a $1.2 million increase in prepaid expense and other current assets, a $1.5 million decrease in accounts payable due to timing of payment of third party services, a $1.4 million decrease in accrued compensation and related benefits, which was primarily driven by the decrease in variable compensation, a $0.3 million decrease in billing in excess of recognized revenue, partially offset by a $1.7 million increase in deferred revenue and a $0.5 million decrease in other non-current assets. Cash flows used in investing activities of $3.7 million for the year ended December 31, 2014, consisted of $4.0 million of payments for capital expenditures, offset by $0.3 million of proceeds from sales of property and equipment. Cash flows provided by financing activities of $1.2 million for the year ended December 31, 2014, consisted of $3.2 million of proceeds from the exercise of stock options, $1.4 million of proceeds from our Employee Stock Purchase Plan, $1.6 million of excess tax benefit from stock-based compensation, offset by $3.6 million of cash used to repurchase shares of our common stock, and $1.6 million of cash payments for taxes related to net share settlements of equity awards.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands) as of December 31, 2016:

	Payments Due by Period
Contractual Obligations	2017	2018	2019	2020	2021	2022 and thereafter	Total
Operating lease obligations	1,914	1,299	436	372	198	72	4,291
Purchase obligations(1)	6,776	473	221	222	222	—	7,914
Total(2)	$8,690	$1,772	$657	594	420	72	$12,205

(1)	Purchase obligations consist of agreements to purchase goods and services entered in the ordinary course of business.

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

Interest Rate Risk.   As of December 31, 2016, we had cash and cash equivalents of $116.8 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at December 31, 2016, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. We enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a large global financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net. As of December 31, 2016, the notional amount of this outstanding forward contract was $6.9 million. A foreign currency exchange rate movement of plus-or-minus 10% will result in the change in fair value of this contract of plus-or-minus $0.7 million.

Item 8.   Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this Item 8 are listed in Item 15(1) of this Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2016, in connection with the filing of this Annual Report on Form 10-K. Based on that evaluation as of December 31, 2016, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Our management, with the participation of our principal executive officer and principal financial and accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. This evaluation was based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

   Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter ended December 31, 2016, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B.   Other Information.

None.

PART III

Pursuant to Paragraph (3) of the General Instructions to Form 10-K, certain of the information required by Part III of this Form 10-K is incorporated by reference from our Proxy Statement as set forth below. The Proxy Statement is expected to be filed within 120 days of December 31, 2016.

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

PART IV

Item 15.   Exhibits and Financial Statement Schedules

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

Item 16.   Form 10-K Summary

Not applicable.

PDF SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PDF Solutions, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of PDF Solutions, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for certain aspects of share-based payment awards to employees, including the accounting for income taxes, statutory tax withholding requirements, and classification in the statement of cash flows.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 8, 2017

PDF SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$116,787	$126,158
Accounts receivable, net of allowances of $200 and $299, respectively	48,157	33,438
Prepaid expenses and other current assets	5,335	3,655
Total current assets	170,279	163,251
Property and equipment, net	19,341	11,325
Goodwill	215	215
Intangible assets, net	4,223	5,028
Deferred tax assets	15,640	10,299
Other non-current assets	12,631	1,651
Total assets	$222,329	$191,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,206	$1,293
Accrued compensation and related benefits	5,959	4,812
Accrued and other current liabilities	2,080	2,382
Deferred revenues - current portion	8,189	4,702
Billings in excess of recognized revenues	88	1,267
Total current liabilities	18,522	14,456
Long-term income taxes payable	3,354	2,540
Other non-current liabilities	1,650	466
Total liabilities	23,526	17,462
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 38,514 and 37,476, respectively; shares outstanding 31,864 and 31,111, respectively	5	5
Additional paid-in capital	281,423	266,008
Treasury stock, at cost, 6,650 and 6,365 shares, respectively	(54,882)	(50,383)
Accumulated deficit	(25,752)	(39,780)
Accumulated other comprehensive loss	(1,991)	(1,543)
Total stockholders’ equity	198,803	174,307
Total liabilities and stockholders’ equity	$222,329	$191,769

See accompanying notes to consolidated financial statements.

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Revenues:
Design-to-silicon-yield solutions	$77,162	$63,839	$52,769
Gainshare performance incentives	30,299	34,138	47,394
Total revenues	107,461	97,977	100,163
Cost of Design-to-silicon-yield solutions:
Direct costs of Design-to-silicon-yield solutions	44,074	38,847	37,822
Impairment of deferred cost	—	—	1,892
Amortization of acquired technology	374	176	—
Total cost of Design-to-silicon-yield solutions	44,448	39,023	39,714
Gross profit	63,013	58,954	60,449
Operating expenses:
Research and development	27,559	19,096	14,064
Selling, general and administrative	22,056	20,421	18,457
Amortization of other acquired intangible assets	432	196	31
Restructuring charges	—	—	57
Total operating expenses	50,047	39,713	32,609
Income from operations	12,966	19,241	27,840
Interest and other (expense) income, net	(10)	181	119
Income before taxes	12,956	19,422	27,959
Income tax provision	3,853	7,015	9,497
Net income	$9,103	$12,407	$18,462

Net income per share
Basic	$0.29	$0.39	$0.60
Diluted	$0.28	$0.39	$0.58

Weighted average common shares
Basic	31,373	31,424	30,743
Diluted	32,431	32,164	31,939

Net income	$9,103	$12,407	$18,462
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(448)	(862)	(1,129)
Comprehensive income	$8,655	$11,545	$17,333

See accompanying notes to consolidated financial statements.

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Treasury Stock			Accumulated Other
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Comprehensive Income (Loss)	Total
	(In Thousands)
Balances, January 1, 2014	30,437	$5	$233,813	4,848	$(28,905)	$(70,649)	$448	$134,712
Issuance of common stock in connection with employee stock purchase plan	114	-	1,437	-	-	-	-	1,437
Issuance of common stock in connection with exercise of options	509	-	3,225	-	-	-	-	3,225
Vesting of restricted stock units	350	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(100)	-	-	100	(1,577)	-	-	(1,577)
Repurchases of common stock	(194)	-	-	194	(3,566)	-	-	(3,566
Stock-based compensation expense	-	-	8,512	-	-	-	-	8,512
Tax benefit from employee stock plans	-	-	1,747	-	-	-	-	1,747
Comprehensive income	-	-	-	-	-	18,462	(1,129)	17,333
Balances, December 31, 2014	31,116	$5	$248,734	5,142	$(34,048)	$(52,187)	$(681)	$161,823
Issuance of common stock in connection with employee stock purchase plan	110	-	1,379	-	-	-	-	1,379
Issuance of common stock in connection with exercise of options	655	-	5,039	-	-	-	-	5,039
Vesting of restricted stock units	453	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(133)	-	-	133	(1,810)	-	-	(1,810)
Repurchases of common stock	(1,090)	-	--	1,090	(14,525)	-	-	(14,525)
Stock-based compensation expense	-	-	9,761	-	-	-	-	9,761
Tax benefit from employee stock plans	-	-	1,095	-	-	-	-	1,095
Comprehensive income	-	-	-	-	-	12,407	(862)	11,545
Balances, December 31, 2015	31,111	$5	$266,008	6,365	$(50,383)	$(39,780)	$(1,543)	$174,307
Issuance of common stock in connection with employee stock purchase plan	173	-	1,557	-	-	-	-	1,557
Issuance of common stock in connection with exercise of options	393	-	2,972	-	-	-	-	2,972
Vesting of restricted stock units	336	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	-	-	-	135	(2,317)	-	-	(2,317
Repurchases of common stock	(149)	-	-	149	(2,182)	-	-	(2,182
Stock-based compensation expense	-	-	10,886	-	-	-	-	10,886
Tax benefit from employee stock plans	-	-	-	-	-	-	-	-
Comprehensive income	-	-	-	-	-	9,103	(448)	8,656
Cumulative-effect adjustment from adoption of ASU 2016-09	-	-	-	-	-	4,925	-	4,925
Balances, December 31, 2016	31,864	$5	$281,423	6,650	$(54,882)	$(25,752)	$(1,991)	$198,803

See accompanying notes to consolidated financial statements.

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Operating activities:
Net income	$9,103	$12,407	$18,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,584	2,646	2,010
Stock-based compensation expense	11,002	9,756	8,547
Accrued contingent earn-out payments	—	500	—
Impairment of deferred costs	—	—	1,892
Amortization of acquired intangible assets	805	372	31
Deferred taxes	216	1,563	2,886
Provision for (reversal of) doubtful accounts	(99)	(82)	27
Unrealized (gain) loss on foreign currency forward contract	(47)	12	50
Loss (gain) on disposal of assets	107	2	(242)
Tax benefit related to stock-based compensation expense	—	1,095	1,747
Excess tax benefit from stock-based compensation expense	—	(1,034)	(1,635)
Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable, net of allowances	(14,620)	4,373	(2,892)
Prepaid expenses and other current assets	(1,688)	(583)	(1,174)
Accounts payable	85	(684)	(1,516)
Accrued compensation and related benefits	1,178	(1,353)	(1,421)
Accrued and other liabilities	(389)	166	7
Taxes Payable	158	—	—
Deferred revenues	4,772	411	1,713
Billings in excess of recognized revenues	(1,179)	1,267	(343)
Other non-current assets	(10,988)	(498)	517
Net cash provided by operating activities	2,000	30,336	28,666
Investing activities:
Proceeds from the sale of property and equipment	—	—	285
Purchases of property and equipment	(11,282)	(4,784)	(3,958)
Purchases of intangible asset	—	(400)	—
Payments for business acquisitions, net of cash acquired	—	(5,152)	—
Net cash used in investing activities	(11,282)	(10,336)	(3,673)
Financing activities:
Payments of obligations assumed in business acquisition	—	(347)	—
Proceeds from exercise of stock options	2,972	5,039	3,225
Proceeds from employee stock purchase plan	1,557	1,379	1,437
Repurchases of common stock	(2,182)	(14,525)	(3,566)
Excess tax benefit from stock-based compensation expense	—	1,034	1,635
Payments for taxes related to net share settlement of equity awards	(2,317)	(1,810)	(1,577)
Net cash (used in) provided by financing activities	30	(9,230)	1,154
Effect of exchange rate changes on cash and cash equivalents	(119)	(76)	(54)
Net (decrease) increase in cash and cash equivalents	(9,371)	10,694	26,093
Cash and cash equivalents, beginning of year	126,158	115,464	89,371
Cash and cash equivalents, end of year	$116,787	$126,158	$115,464
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Taxes	$3,635	$4,983	$4,222
Interest	$—	$16	$—
Property and equipment received and accrued in accounts payable and accrued and other liabilities	$666	$224	$212

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

The Company primarily sells its technologies and services to companies in Asia, Europe and North America within the semiconductor industry. As of December 31, 2016, two customers accounted for 55% of the Company’s gross accounts receivable and two customers accounted for 52% of the Company’s revenues for 2016. As of December 31, 2015, one customer accounted for 65% of the Company’s gross accounts receivable and two customers accounted for 65% of the Company’s revenues for 2015. See Note 8 for further details. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses.  The allowance for doubtful accounts, which was based on management’s best estimates, could be adjusted in the near term from current estimates depending on actual experience. Such adjustments could be material to the consolidated financial statements.

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

Design-to-silicon-yield solutions — Revenues that are derived from Design-to-silicon-yield solutions come from services and software and hardware licenses. The Company recognizes revenue for each element of Design-to-silicon-yield solutions as follows:

The Company generates a significant portion of its Design-to-silicon-yield solutions revenue from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require reliable estimation of costs to perform obligations and the overall scope of each engagement. Revenue under project–based contracts for solution implementation services is recognized as services are performed using percentage of completion method of contract accounting based on costs or labor-hours input method, whichever is the most appropriate measure of the progress towards completion of the contract. Losses on fixed-price solution implementation contracts are recognized in the period when they become probable. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated (cumulative catch-up method). During the year ended December 31, 2016, the Company recognized changes in one of its project’s profitability from revisions in estimates due to the scope changes that resulted in favorable changes of net income of $0.9 million or $0.03 per diluted share. Revenue under time and materials contracts for solution implementation services are recognized as the services are performed.

On occasion, the Company licenses its software products as a component of its fixed-price service contracts. In such instances, the software products are licensed to customers over a specified term of the agreement with support and maintenance to be provided, if applicable, over the license term. The amount of product and service revenue recognized in a given period is affected by the Company’s judgment as to whether an arrangement includes multiple deliverables and, if so, the Company’s determination of the fair value of each deliverable. In general, vendor-specific objective evidence of selling price (“VSOE”) does not exist for the Company’s solution implementation services and software products and because the Company’s services and products include our unique technology, the Company is not able to determine third-party evidence of selling price (“TPE”). Therefore, in such circumstances the Company uses best estimated selling prices (“BESP”) in the allocation of arrangement consideration. In determining BESP, the Company applies significant judgment as the Company’s weighs a variety of factors, based on the facts and circumstances of the arrangement. The Company typically arrives at BESP for a product or service that is not sold separately by considering company-specific factors such as geographies, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting. After fair value is established for each deliverable, the total transaction amount is allocated to each deliverable based upon its relative selling price. Fees allocated to solution implementation services are recognized using the percentage of completion method of contract accounting. Fees allocated to software and related support and maintenance are recognized under software revenue recognition guidance.

In some instances, the Company also licenses its DFI system as a separate component of fixed-price service contracts. The Company allocates revenue to all deliverables based on their relative selling prices. The Company currently does not have VSOE for its DFI system, thus the Company uses either TPE or BESP in the allocation of arrangement consideration.

The Company defers certain pre-contract costs incurred for specific anticipated contracts. Deferred costs consist primarily of direct costs to provide solution implementation services in relation to the specific anticipated contracts. The Company recognizes such costs as a component of cost of revenues, the timing of which is dependent upon persuasive evidence of contract arrangement assuming all other revenue recognition criteria are met. The Company also defers costs from arrangements that required us to defer the revenues, typically due to revenue recognition from multi-element arrangements or from contracts subject to customer acceptance. These costs are recognized in proportion to the related revenue. At the end of the reporting period, the Company evaluates its deferred costs for their probable recoverability. The Company recognizes impairment of deferred costs when it is determined that the costs no longer have future benefits and are no longer recoverable. Deferred costs balance was $0.5 million and zero as of December 31, 2016 and December 31, 2015, respectively. The balance was included in prepaid expenses and other current assets and other non-current assets in the accompanying consolidated balance sheets. During the year ended December 31, 2014, the Company impaired $1.9 million of deferred pre-contract costs for two contracts with a customer as it was determined that the costs were no longer recoverable. The impairment charges were recorded in the impairment of deferred costs in the accompanying consolidated statements of operations and comprehensive income.

The Company also licenses its software products separately from solution implementations. For software license arrangements that do not require significant modification or customization of the underlying software, software license revenue is recognized under the residual method when (l) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, (4) collectability is probable, and (5) the arrangement does not require services that are essential to the functionality of the software. When arrangements include multiple elements such as support and maintenance, consulting (other than for fixed price solution implementations), installation, and training, revenue is allocated to each element of a transaction based upon its fair value as determined by the Company's VSOE and such services are recorded as services revenue. VSOE for maintenance is generally established based upon negotiated renewal rates while VSOE for consulting, installation, and training services is established based upon the Company's customary pricing for such services when sold separately. When software is licensed for a specified term, fees for support and maintenance are generally bundled with the license fee over the entire term of the contract. The Company is unable to establish VSOE of fair value for maintenance services that are generally bundled with term licenses. In these cases, the Company recognizes revenue ratably over the term of the contract. For multiple-element arrangements containing non-software services, the Company: (1) determines whether each element constitutes a separate unit of accounting; (2) determines the fair value of each element using the selling price hierarchy of VSOE, TPE or BESP, as applicable; and (3) allocates the total price to each separate unit of accounting based on the relative selling price method. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control. For multiple-element arrangements that contain both software and non-software elements, the Company allocates revenue to software or software-related elements as a group and any non-software elements separately based on the selling price hierarchy of VSOE, TPE or BESP. Once revenue is allocated to software or software-related elements as a group, we recognize revenue in conformance with software revenue accounting guidance. Revenue is recognized when revenue recognition criteria are met for each element.

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

Deferred revenues consist substantially of amounts invoiced in advance of revenue recognition and is recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding 12 month period is recorded as current deferred revenues and the remaining portion is recorded as non- current deferred revenues. Non-current portion of deferred revenue was $1.5 million and $0.3 million respectively as of December 31, 2016 and 2015. This balance was recorded in the other non-current liabilities in the accompanying consolidated balance sheets.

Gainshare Performance Incentives — When the Company enters into a contract to provide yield improvement services, the contract usually includes two components: (1) a fixed fee for performance by the Company of services delivered over a specific period of time; and (2) a Gainshare performance incentive component where the customer may pay a contingent variable fee, usually after the fixed fee period has ended. Revenue derived from Gainshare performance incentives represents profit sharing and performance incentives earned contingent upon the Company’s customers reaching certain defined operational levels established in related solution implementation service contracts. Gainshare performance incentives periods are usually subsequent to the delivery of all contractual services and therefore have virtually no cost to the Company. Due to the uncertainties surrounding attainment of such operational levels, the Company recognizes Gainshare performance incentives revenue (to the extent of completion of the related solution implementation contract) upon receipt of performance reports or other related information from the customer supporting the determination of amounts and probability of collection.

Accounts Receivable  — Accounts receivable include amounts that are unbilled at the end of the period that are expected to be billed and collected within 12-month period. Unbilled accounts receivable are determined on an individual contract basis. Unbilled accounts receivable, included in accounts receivable, totaled $20.8 million and $11.5 million as of December 31, 2016, and December 31, 2015, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12-month period are recorded in other non-current assets and totaled $9.8 million and $0.1 million as of December 31, 2016 and 2015, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon the Company’s assessment of the expected collectability of the accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance.

Allowance for doubtful accounts are summarized below:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs of Accounts	Balance at End of Period
Allowance for doubtful accounts
2016	$299	$—	$99	$200
2015	$381	$—	$82	$299
2014	$354	$27	$—	$381

Software Development Costs  — Internally developed software includes software developed to meet our internal needs to provide solution implementation services to our end-customers. These capitalized costs consist of internal compensation related costs and external direct costs incurred during the application development stage and are amortized over their useful lives, generally six years. The costs to develop software that is marketed externally have not been capitalized as we believe our current software development process is essentially completed concurrent with the establishment of technological feasibility. As such, all related software development costs are expensed as incurred and included in research and development expense in our consolidated statements of operations.

Research and Development  — Research and development expenses are charged to operations as incurred.

Stock-Based Compensation  — Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. The Company elected to early adopt ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in the fourth quarter of 2016, which among other items, provides an accounting policy election to account for forfeitures as they occur, rather than to account for them based on an estimate of expected forfeitures. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation expense to be recognized in each period. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has elected to use the Black-Scholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. The interest rate assumption is based upon observed Treasury yield curve rates appropriate for the expected life of the Company’s stock options.

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

Litigation  — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with Financial Accounting Standard Board ("FASB") requirements. As of December 31, 2016, the Company is not a party to any material legal proceedings, thus no loss was probable and no amount was accrued.

Recent Accounting Pronouncements —

In March 2016, the FASB issued Accounting Standards Update No. (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The update is effective for interim and annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. The Company elected to early adopt this new standard in the fourth quarter of 2016, which required that any adjustments be reflected as of January 1, 2016, the beginning of the fiscal year that includes the interim period of adoption. The primary impact of adoption of ASU 2016-09 was the recognition of excess tax (benefit) deficiency in our provision for income taxes of $1,000, $81,000 and $(94,000) for the three months ended March 31, 2016, June 30, 2016, and September 30, 2016, respectively. The Company also recorded a net cumulative-effect adjustment of $4.9 million decrease in accumulated deficit as of January 1, 2016, mostly related to the recognition of the previously unrecognized excess tax benefits using the modified retrospective method.

Additionally, the Company adopted the change in presentation in the condensed consolidated statement of cash flows related to excess tax benefits on a prospective basis. Accordingly, prior periods have not been adjusted. The Company also reclassified the presentation related to statutory tax withholding requirements from operating activity to financing activity in its consolidated statement of cash flows retrospectively. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation expense to be recognized in each period.

The adoption of this ASU impacted our previously reported quarterly results during fiscal year 2016 as follows:

	March 31, 2016		June 30, 2016		September 30, 2016
(in thousands)	As reported	As adjusted	As reported	As adjusted	As reported	As adjusted
	(Unaudited)
Consolidated Balance Sheets Data:
Deferred tax assets	$10,186	$14,761	$10,106	$14,201	$10,201	$14,135
Total assets	$198,217	$202,792	$202,233	$206,328	$210,152	$214,086
Common stock and additional paid-in capital	$269,949	$269,600	$272,891	$272,143	$277,503	$276,500
Accumulated deficit	$(37,718)	$(32,794)	$(35,504)	$(30,661)	$(33,614)	$(28,677)
Total stockholders’ equity	$180,655	$185,230	$182,716	$186,811	$188,950	$192,884
Total liabilities and stockholders’ equity	$198,217	$202,792	$202,233	$206,328	$210,152	$214,086

	Three months ended March 31, 2016		Three months ended June 30, 2016		Three months ended September 30, 2016
(in thousands, except percentages and per share amounts)	As reported	As adjusted	As reported	As adjusted	As reported	As adjusted
Consolidated Statements of Income Data:	(Unaudited)
Income tax provision	$1,025	$1,026	$1,498	$1,579	$1,145	$1,051
Net income	$2,062	$2,061	$2,214	$2,133	$1,890	$1,984
Effective tax rate	33%	33%	40%	43%	38%	35%
Net income per share:
Basic	$0.07	$0.07	$0.07	$0.07	$0.06	$0.06
Diluted	$0.07	$0.07	$0.07	$0.07	$0.06	$0.06
Weighted average common shares:
Diluted	31,722	31,754	32,023	32,099	32,373	32,578

	Three months ended March 31, 2016		Six months ended June 30, 2016		Nine months ended September 30, 2016		Year ended December 31, 2015		Year ended December 31, 2014
(in thousands)	As reported	As adjusted	As reported	As adjusted	As reported	As adjusted	As reported	As adjusted	As reported	As adjusted
	(Unaudited)						(Audited)		(Audited)
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$3,658	$3,998	$981	$2,765	$(282)	$1,829	$28,526	$30,336	$27,089	$28,666
Net cash provided by (used in) financing activities	$1,289	$950	$95	$(1,688)	$(1,458)	$(653)	$(7,420)	$(9,230)	$2,731	$1,154

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) as modified by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815), ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new standard is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2016, the Financial Accounting Standards Board (or FASB) issued ASU No. 2016-2, Leases (Topic 842). The update requires that most leases, including operating leases, be recorded on the balance sheet as an asset and a liability, initially measured at the present value of the lease payments. Subsequently, the lease asset will be amortized generally on a straight-line basis over the lease term, and the lease liability will bear interest expense and be reduced for lease payments. The amendments in this update are effective for public companies’ financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still in the process of evaluating the impact of adopting this new accounting standard on its consolidated financial statements and footnote disclosures.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) ("ASU No. 2017-04"). ASU No. 2017-04 eliminates step 2 from the annual goodwill impairment test. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted, and is to be applied on a prospective basis. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

2.  Property and Equipment

Property and equipment consist of (in thousands):

	December 31,
	2016	2015
Computer equipment	$10,642	$9,188
Software	1,679	1,713
Furniture, fixtures, and equipment	1,185	907
Leasehold improvements	1,132	1,126
Test equipment	11,723	7,214
Construction-in-progress	9,550	4,777
	35,911	24,925
Accumulated depreciation	(16,570)	(13,600)
Total	$19,341	$11,325

Depreciation and amortization expense for years ended December 31, 2016, 2015, and 2014 was $3.6 million, $2.6 million and $2.0 million, respectively.

3.   Goodwill and Intangible Assets

 As of both December 31, 2016, and December 31, 2015, the carrying amount of goodwill was $0.2 million. The following is a rollforward of the Company's goodwill balance (in thousands):

December 31, 2016
Balance as of December 31, 2015	$215
Add: Goodwill from acquisition	-
Goodwill adjustment	-
Balance as of December 31, 2016	$215

Intangible assets balance was $4.2 million and $5.0 million respectively as of December 31, 2016, and December 31, 2015, respectively. Intangible assets as of December 31, 2016, consist of the following (in thousands):

				December 31, 2016			December 31, 2015
	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired identifiable intangibles:
Customer relationships	1	-	9	$5,920	$(3,825)	$2,095	$5,920	$(3,547)	$2,373
Developed technology	4	-	6	14,100	(12,359)	1,741	14,100	(11,976)	2,124
Tradename	2	-	4	610	(583)	27	610	(533)	77
Backlog		1		100	(100)	-	100	(46)	54
Patent	7	-	10	1,800	(1,440)	360	1,800	(1,400)	400
Other acquired intangibles		4		255	(255)	-	255	(255)	-
Total				$22,785	$(18,562)	$4,223	$22,785	$(17,757)	$5,028

The weighted average amortization period for acquired identifiable intangible assets was 6.39 years as of December 31, 2016. Intangible asset amortization expense for years ended December 31, 2016, 2015, and 2014 was $0.8 million, $0.4 million and $31,000, respectively. The Company expects annual amortization of acquired identifiable intangible assets to be as follows (in thousands):

Year Ending December 31,
2017	728
2018	701
2019	701
2020	701
2021	526
2022 and thereafter	866
Total future amortization expense	$4,223

Intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During year ended December 31, 2016, there were no indicators of impairment related to the Company’s intangible assets.

4.  Commitments and Contingencies

Leases  — The Company leases administrative and sales offices and certain equipment under noncancelable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various times through 2024. Rent expense was $2.2 million, $2.1 million and $2.1 million in 2016, 2015, and 2014, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2016, are as follows (in thousands):

Year Ending December 31,
2017	$1,914
2018	1,299
2019	436
2020	372
2021	198
2022 and thereafter	72
Total future minimum lease payments	$4,291

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

Purchase obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of December 31, 2016, total outstanding purchase obligations were $7.9 million, which are primarily due within the next 12 months.

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

Litigation — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. As of December 31, 2016, the Company was not party to any material legal proceedings, thus no loss was probable and no amount was accrued.

5.  Stockholders’ Equity

Stock-based compensation expenses related to the Company’s employee stock purchase plan and stock plans were allocated as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cost of Design-to-silicon-yield solutions	$4,427	$3,914	$3,419
Research and development	3,087	2,275	1,709
Selling, general and administrative	3,488	3,567	3,419
Stock-based compensation expense	$11,002	$9,756	$8,547

The stock-based compensation expense for the year ended December 31, 2016, 2015, and 2014 in the table above includes expense related to cash-settled stock appreciation rights (“SARs”) granted to certain employees which totaled to an expense of $116,000, a credit of $(5,000), and an expense of $34,000, respectively. The Company accounted for these awards as a liability and the amount was included in accrued compensation and related benefits.

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

The fair value of equity awards granted was estimated on the date of grant with the following weighted average assumptions:

	Stock Plans			Employee Stock Purchase Plan
	2016	2015	2014	2016	2015	2014
Expected life (in years)	4.4	4.5	4.6	1.25	1.25	1.25
Volatility	43.2%	45.8%	44.0%	44.0%	50.1%	33.4%
Risk-free interest rate	1.34%	1.37%	1.54%	0.50%	0.34%	0.21%
Expected dividend	—	—	—	—	—	—

On December 31, 2016, the Company had in effect the following stock-based compensation plans:

Stock Plans —  At the annual meeting of stockholders on November 16, 2011, the Company’s stockholders approved the 2011 Stock Incentive Plan, which was amended and restated at the 2013 annual meeting of stockholders on May 28, 2013, when the Company’s stockholders approved the First Amended and Restated 2011 Stock Incentive Plan, and then subsequently amended at the 2014 annual meeting of stockholders on May 27, 2014, when the Company’s stockholders approved the Second Amended and Restated 2011, Incentive Plan and then subsequently amended at the 2016 annual meeting of stockholders on May 31, 2016, when the Company’s stockholders approved the third amended and restated 2011 Stock Incentive Plan (as amended, the “2011 Plan”). Under the 2011 Plan, the Company may award stock options, stock appreciation rights, stock grants or stock units covering shares of the Company's common stock to employees, directors, non-employee directors and contractors. The aggregate number of shares reserved for awards under this plan is 7,800,000 shares, plus up to 3,500,000 shares previously issued under the 2001 Plan that are forfeited or repurchased by the Company or shares subject to awards previously issued under the 2001 Plan that expire or that terminate without having been exercised or settled in full on or after November 16, 2011. In case of awards other than options or stock appreciation rights, the aggregate number of shares reserved under the plan will be decreased at a rate of 1.33 shares issued pursuant to such awards. The exercise price for stock options must generally be at prices no less than the fair market value at the date of grant. Stock options generally expire ten years from the date of grant and become vested and exercisable over a four-year period.

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

As of December 31, 2016, 8.3 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 3.5 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.5 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after adoption of the 2011 Plan through December 31, 2016. As of December 31, 2016, there were no outstanding awards that had been granted outside of the 2011, 2001 or the IDS Plans (collectively, the "Stock Plans").

Additional information with respect to options under the Plans is as follows:

	Outstanding Options
	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2014	2,880	7.35
Granted (weighted average fair value of $6.66 per share)	28	17.40
Exercised	(509)	6.33
Canceled	(40)	10.03
Expired	(7)	7.41
Outstanding, December 31, 2014	2,352	7.65
Granted (weighted average fair value of $5.45 per share)	93	13.88
Exercised	(655)	7.70
Canceled	(23)	12.95
Expired	(3)	12.91
Outstanding, December 31, 2015	1,764	7.88
Granted (weighted average fair value of $5.36 per share)	99	14.55
Exercised	(393)	7.56
Canceled	(31)	13.82
Expired	(75)	13.80
Outstanding, December 31, 2016	1,364	8.00	4.41	$19,861
Vested and expected to vest, December 31, 2016	1,354	7.94	4.37	$19,782
Exercisable, December 31, 2016	1,219	7.21	3.87	$18,707

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $22.55 as of December 31, 2016, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the year ended December 31, 2016, 2015, and 2014 was $4.4 million, $6.2 million, and $6.7 million.

As of December 31, 2016, there was $0.7 million of total unrecognized compensation cost, net of forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average period of 3.04 years. The total fair value of options vested during the year ended December 31, 2016, was $0.6 million.

 Nonvested shares (restricted stock units) were as follows:

	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2014	759	14.44
Granted	569	19.42
Vested	(350)	14.43
Forfeited	(37)	18.00
Nonvested, December 31, 2014	941	17.38
Granted	720	15.92
Vested	(453)	15.97
Forfeited	(42)	17.27
Nonvested, December 31, 2015	1,166	17.03
Granted	963	14.41
Vested	(472)	17.00
Forfeited	(115)	15.73
Nonvested, December 31, 2016
	1,542	15.50

As of December 31, 2016, there was $20.0 million of total unrecognized compensation cost related to restricted stock rights. That cost is expected to be recognized over a weighted average period of 2.8 years. Restricted stock units do not have rights to dividends prior to vesting.

Employee Stock Purchase Plan — In July 2001, the Company adopted a ten-year Employee Stock Purchase Plan (“Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The Purchase Plan consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Under the Purchase Plan, on January 1 of each year, starting with 2002, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. At the annual meeting of stockholders on May 18, 2010, the Company's stockholders approved an amendment to the Purchase Plan to extend it through May 17, 2020. As of December 31, 2016, 7.5 million shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. During 2016, 2015, and 2014, the number of shares issued were 173,000, 110,000, and 114,000, respectively, at a weighted average price of $9.00, $12.57, and $12.62 per share, respectively. As of December 31, 2016, 3.9 million shares were available for future issuance under the Purchase Plan. The weighted average estimated fair value of shares granted under the Purchase Plan during 2016, 2015, and 2014 was $3.69, $5.51, and $6.41 per share, respectively. As of December 31, 2016, there was $0.8 million of unrecognized compensation cost related to the Purchase Plan. That cost is expected to be recognized over a weighted average period of 1.15 years.

Stock Repurchase Program  —

On October 21, 2014, the Board of Directors adopted a two-year program, effective immediately, to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions. During the year ended December 31, 2016, the Company repurchased 149,457 shares under this program. In total 1,239,230 shares were repurchased at an average price of $13.48 per share under this program for a total purchase price of $16.7 million. This program expired on October 21, 2016. On October 25, 2016, the Board of Directors adopted a new program, effective immediately, to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions over the next two years. As of December 31, 2016, there has been no common stock repurchased under this new program and $25.0 million remained available for future repurchases.

6.  Income Taxes

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
U.S.
Current	$410	$2,022	$3,032
Deferred	208	1,549	2,882
Foreign
Current	329	341	476
Withholding	2,898	3,089	3,103
Deferred	8	14	4
Total provision	$3,853	$7,015	$9,497

During the years ended December 31, 2016, 2015 and 2014, income before taxes from U.S. operations was $11.3 million, $17.7 million and $26.2 million, respectively, and income before taxes from foreign operations was $1.6 million, $1.7 million and $1.8 million, respectively.

The income tax provision differs from the amount estimated by applying the statutory federal income tax rate (35%) for the following reasons (in thousands):

	Year Ended December 31,
	2016	2015	2014
Federal statutory tax provision	$4,534	$6,798	$9,786
State tax provision	283	465	56
Stock compensation expense (1)	45	677	540
Tax credits	(4,000)	(4,166)	(3,924)
Foreign tax, net	2,852	3,111	3,170
Change in valuation allowance	—	—	—
Other	139	130	(131)
Tax provision	$3,853	$7,015	$9,497

(1)

Due to the adoption of ASU 2016-09, excess tax benefits from share-based award activity for the year ended December 31, 2016 are reflected as a reduction of the provision for income taxes, whereas they previously were recognized in equity. See Note 1 “Business and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for additional information related to this adoption.

As of December 31, 2016, the Company had Federal and California net operating loss carry-forwards (“NOLs”) of approximately $3.2 million and $7.1 million. The Federal and California NOLs begin expiring after 2019 and 2017, respectively.

As of December 31, 2016, the Company had federal and state research and experimental and other tax credit (“R&D credits”) carry-forwards of approximately $10.7 million and $14.9 million, respectively. The federal credits begin to expire after 2026, while the California credits have no expiration. The extent to which the federal and state credit carry forwards can be used to offset future tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987.

The Company assesses its deferred tax assets for recoverability on a regular basis, and where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. As of December 31, 2016 and 2015, we believe that most of our deferred tax assets are “more-likely-than not” to be realized with the exception of California R&D tax credits that have not met the “more-likely-than not” realization threshold criteria because on an annual basis and pursuant to current law, we generate more California credits than California tax. As a result, at December 31, 2016 and 2015, the excess credits of $6.7 million and $6.0 million, respectively continued to be subject to a full valuation allowance. In addition, the Company had approximately $0.1 million of California NOL carryforward from its acquisition of Syntricity. The Company evaluated positive and negative evidence and concluded that it was more likely than not that the California NOL would not be fully realizable. As a result of management’s evaluation, the Company recorded full valuation allowance against this deferred tax assets. The Company will continue to review its deferred tax assets in accordance with the applicable accounting standards. Net deferred tax assets balance as of December 31, 2016 and 2015 was $15.0 million and $10.3 million, respectively.

The Company elected to early adopt ASU No. 2016-09 in the fourth quarter of 2016. Prior to the adoption of ASU 2016-09, tax attributes related to stock option windfall deductions are not recorded until they result in a reduction of cash tax payable. As of December 31, 2015, the excluded windfall deductions for federal and state purposes were $4.8 million and $63,000, respectively.

The components of the net deferred tax assets are comprised of (in thousands):

	December 31,
	2016	2015
Deferred tax assets

Net operating loss carry forward	$1,768	$1,895
Research and development and other credit carry forward	12,345	5,995
Foreign tax credit carry forward	—	—
Accruals deductible in different periods	3,446	3,046
Intangible assets	2,573	3,078
Stock-based compensation	2,285	2,474
Valuation allowance	(6,798)	(6,205)
Subtotal	$15,619	$10,283

Deferred tax liabilities

Fixed assets	(619)	10
Net Deferred tax assets	$15,000	$10,293

In accordance with the provisions of the accounting standard relating to accounting for uncertain tax positions, the Company classifies its liabilities for income tax exposures as long-term. The Company includes interest and penalties related to unrecognized tax benefits within the Company’s income tax provision. As of December 31, 2016 and 2015, the Company had accrued interest and penalties related to unrecognized tax benefits of $0.6 million and $0.5 million, respectively.  In the years ended December 31, 2016, 2015, and 2014, the Company recognized charges (credits) for interest and penalties related to unrecognized tax benefits in the consolidated statements of operations of $72,000, $28,000, and $1,000, respectively.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2016 was $11.9 million, of which $7.2 million, if recognized, would impact the Company’s effective tax rate. As of December 31, 2016, the Company has recorded unrecognized tax benefits of $2.7 million, including interest and penalties, as long-term income taxes payable in its consolidated balance sheet. The remaining $9.6 million has been recorded net of our deferred tax assets, of which $4.8 million is subject to a full valuation allowance. The Company does not expect the change in unrecognized tax benefits over the next twelve months to materially impact its results of operations and financial position.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Gross unrecognized tax benefits, January 1, 2014	$10,216
Increases in tax positions for current year	809
Increase in tax positions for prior years	—
Lapse in statute of limitations	(597)
Gross unrecognized tax benefits, December 31, 2014	10,428
Increases in tax positions for current year	720
Increases in tax positions for prior years	162
Lapse in statute of limitations	(331)
Gross unrecognized tax benefits, December 31, 2015	10,979
Increases in tax positions for current year	1,118
Increases in tax positions for prior years	112
Lapse in statute of limitations	(269)
Gross unrecognized tax benefits, December 31, 2016	$11,940

Undistributed earnings of the Company’s foreign subsidiaries of $6.5 million are considered to be indefinitely reinvested and accordingly, no provision for federal and state income taxes has been provided thereon. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable at this time.

Valuation allowance for deferred tax assets is summarized:

	Balance at Beginning of Period	Charged to Costs and Expenses	Balance assumed in acquisition	Deductions/ Write-offs of Accounts	Balance at End of Period
Valuation allowance for deferred tax assets
2016	$6,205	$593	$0	$—	$6,798
2015	5,433	$557	$215	$—	$6,205
2014	5,087	346	—	—	5,433

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

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income	$9,103	$12,407	$18,462
Denominator:
Basic weighted-average shares outstanding	31,373	31,424	30,743
Effect of dilutive options and restricted stock	1,058	740	1,196
Diluted weighted-average shares outstanding	32,431	32,164	31,939

Net income per share – Basic	$0.29	$0.39	$0.60
Net income per share – Diluted	$0.28	$0.39	$0.58

 The following table sets forth potential shares of common stock that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	December 31,
	2016	2015
Outstanding options	134	127
Nonvested shares of restricted stock units	18	714
Employee Stock Purchase Plan	121	255
Total	273	1,096

8.  Customer and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker, the chief executive officer, reviews discrete financial information presented on a consolidated basis for purposes of regularly making operating decisions, allocation of resources, and assessing financial performance. Accordingly the Company considers itself to be in one operating and reporting segment, specifically the licensing and implementation of yield improvement solutions for integrated circuit manufacturers.

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Year Ended December 31,
Customer	2016	2015	2014
A	41%	53%	52%
B	11%	12%	11%
C	*	*	16%

*  represents less than 10%

The Company had accounts receivable balances from individual customers in excess of 10% of the gross accounts receivable balance as follows:

	December 31,
Customer	2016	2015
A	42%	65%
D	13%	*	%

*  represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (in thousands):

	Year Ended December 31,
	2016		2015		2014
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
United States	$38,748	36%	$45,082	46%	$44,963	44%
Germany	17,253	16	23,198	24	35,142	35
Taiwan	15,216	14	7,862	8	4,500	4
China	11,436	11	1,125	1	53	—
South Korea	10,589	10	10,629	11	5,667	6
Rest of the world	14,219	13	10,080	10	9,891	11
Total revenue	$107,461	100%	$97,977	100%	$100,163	100%

Long-lived assets, net by geographic area is as follows (in thousands):

	December 31,
	2016	2015
United States	$18,818	$10,752
Rest of the world	523	573
Total long-lived assets, net	$19,341	$11,325

9. Financial Instruments

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2016, and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,456	$26,456	$—	$—

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2015 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,371	$26,371	$—	$—

The Company enters into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily on third-party accounts payables and intercompany balances. The primary objective of the Company’s hedging program is to reduce volatility of earnings related to foreign currency exchange rate fluctuations. The counterparty to these foreign currency forward contracts is a large global financial institution that the Company believes is creditworthy, and therefore, the Company believes the credit risk of counterparty nonperformance is not significant. These foreign currency forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these contracts is recorded into earnings as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated assets and liabilities, which is also recorded in other income (expense), net. For the year ended December 31, 2016, 2015, and 2014, the Company recognized a realized loss of $0.4 million, $0.8 million, and $0.9 million, respectively on the contracts, which is recorded in interest and other income (expense), net in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The Company carries these derivatives financial instruments on its Consolidated Balance Sheets at their fair values. The Company’s foreign currency forward contracts are classified as Level 2 because it is not actively traded and the valuation inputs are based on quoted prices and market observable data of similar instruments. As of December 31, 2016, the Company had one outstanding forward contract with a notional amount of $6.9 million and recorded $15,000 other current liabilities associated with this outstanding forward contract.

10. Employee Benefit Plan

During 1999, the Company established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute up to 15% of their eligible compensation with a maximum amount subject to IRS guidelines in any calendar year. Company contributions to this plan are discretionary; no such Company contributions have been made since the inception of this plan.

11.  Selected Quarterly Financial Data (Unaudited)

The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the fiscal years ended December 31, 2016 and 2015.

	Year Ended December 31, 2016
	Q1 (1)	Q2 (1)	Q3 (1)	Q4
	(In thousands, except for per share amounts)
Total revenues	$25,081	$26,688	$27,259	$28,433
Gross profit	$14,875	$16,034	$15,807	$16,297
Net income	$2,061	$2,133	$1,984	$2,925
Net income per share:
Basic	$0.07	$0.07	$0.06	$0.09
Diluted	$0.07	$0.07	$0.06	$0.09

	Year Ended December 31, 2015
	Q1	Q2	Q3	Q4
	(In thousands, except for per share amounts)
Total revenues	$26,817	$23,210	$23,878	$24,072
Gross profit	$18,013	$13,322	$13,626	$13,992
Net income	$5,967	$2,149	$1,494	$2,797
Net income per share:
Basic	$0.19	$0.07	$0.05	$0.09
Diluted	$0.18	$0.07	$0.05	$0.09

These amounts reflect the adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. See Note 1 “Business and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for additional information related to the adoption.

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

Date March 8, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

March 8, 2017	/s/ JOHN K. KIBARIAN	Director, President and Chief Executive Officer
	John K. Kibarian	(principal executive officer)

March 8, 2017	/s/ GREGORY C. WALKER	Vice President, Finance and Chief Financial Officer
	Gregory C. Walker	(principal financial and accounting officer)

March 8, 2017	/s/ LUCIO L. LANZA	Chairman of the Board of Directors
Lucio L. Lanza

March 8, 2017	/s/ MARCO IANSITI	Director
Marco Iansiti

March 8, 2017	/s/ JOSEPH R. BRONSON	Director
Joseph R. Bronson

March 8, 2017	s/ KIMON MICHAELS	Director
Kimon Michaels

INDEX TO EXHIBITS

Exhibit Number	Description
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc. (incorporated herein by reference to registrant’s Registration Statement on Form S-1/A filed July 9, 2001)
3.02	Amended and Restated Bylaws of PDF Solutions, Inc. (incorporated herein by reference to registrant’s Quarterly Report on Form 10-Q filed August 9, 2005)
4.01	Specimen Stock Certificate (incorporated herein by reference to registrant’s Quarterly Report on Form 10-Q filed September 6, 2001)
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

10.04	PDF Solutions, Inc. 2001 Employee Stock Purchase Plan (incorporated herein by reference to registrant’s proxy statement dated April 6, 2010)*
10.05	IDS Software, Inc. 2001 Stock Option/Stock Issuance Plan and related agreements (incorporated herein by reference to registrant’s Registration Statement on Form S-8 filed October 17, 2003)*
10.06	PDF Solutions Inc. Third Amended and Restated 2011 Stock Incentive Plan (incorporated herein by reference to Appendix A to the registrant’s proxy statement dated April 13, 2016)*
10.07	Form of Stock Option Agreement (Non-statutory) under PDF Solutions, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to registrant's Annual Report on Form 10-K filed March 15, 2012)*
10.08	Form of Stock Unit Agreement under PDF Solutions, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to registrant's Annual Report on Form 10-K filed March 15, 2012)*
10.09	Form of Stock Appreciation Right Agreement under PDF Solutions, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to registrant’s filing on Form 10-Q filed November 9, 2012)
10.10	Employment confirmation to John Kibarian from PDF Solutions, Inc. dated October 13, 2009 (incorporated herein by reference to registrant's Annual Report on Form 10-K filed March 15, 2012)*
10.11	Employment confirmation to Kimon Michaels from PDF Solutions, Inc. dated October 13, 2009 (incorporated herein by reference to registrant's Annual Report on Form 10-K filed March 15, 2012)*
10.12	Offer Letter to Gregory Walker from PDF Solutions, Inc. dated November 1, 2011 (incorporated herein by reference to registrar’s Quarterly Report on Form 10-Q filed November 9, 2011)*
10.13	Offer letter to Cornelius D. Hartgring from PDF Solutions, Inc. dated August 29, 2002 (incorporated herein by reference to registrant’s Annual Report on Form 10-K filed March 26, 2003)*
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

10.16	First Amendment to Office Lease dated June 1, 2013 (incorporated herein by reference to registrant’s filing on Form 8-K filed August 22, 2013)
10.17	Employment Agreement, dated February 26, 2016, with Kwang-Hyun Kim (incorporated herein by reference to registrant’s Current Report on Form 8-K, filed March 3, 2016)*
21.01	Subsidiaries of Registrant †
23.01	Consent of Independent Registered Public Accounting Firm†
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