Form 10-Q
period 2017-03-31
PDF SOLUTIONS INC
filed 2017-05-03
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2017

or

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

☐ Large accelerated filer	☑ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
☐ Emerging growth company

☐ If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock as of April 26, 2017 was 32,142,332.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$114,926	$116,787
Accounts receivable, net of allowance of $200	50,088	48,157
Prepaid expenses and other current assets	6,741	5,335
Total current assets	171,755	170,279
Property and equipment, net	20,798	19,341
Goodwill	215	215
Intangible assets, net	4,035	4,223
Deferred tax assets	16,201	15,640
Other non-current assets	14,615	12,631
Total assets	$227,619	$222,329
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,436	$2,206
Accrued compensation and related benefits	4,988	5,959
Accrued and other current liabilities	1,913	2,080
Deferred revenues – current portion	9,777	8,189
Billings in excess of recognized revenue	200	88
Total current liabilities	19,314	18,522
Long-term income taxes payable	3,247	3,354
Other non-current liabilities	1,802	1,650
Total liabilities	24,363	23,526
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 38,810 and 38,514, respectively; shares outstanding 32,124 and 31,864, respectively	5	5
Additional paid-in-capital	285,930	281,423
Treasury stock at cost, 6,687 and 6,650 shares, respectively	(55,726)	(54,882)
Accumulated deficit	(25,235)	(25,752)
Accumulated other comprehensive loss	(1,718)	(1,991)
Total stockholders’ equity	203,256	198,803
Total liabilities and stockholders’ equity	$227,619	$222,329

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016

Revenues:
Design-to-silicon-yield solutions	$19,698	$18,578
Gainshare performance incentives	4,591	6,503
Total revenues	24,289	25,081

Costs of Design-to-silicon-yield solutions
Direct costs of Design-to-silicon-yield solutions	11,335	10,110
Amortization of acquired technology	96	96
Total cost of Design-to-silicon-yield solutions	11,431	10,206
Gross profit	12,858	14,875

Operating expenses:
Research and development	7,282	6,311
Selling, general and administrative	5,899	5,124
Amortization of other acquired intangible assets	92	117
Total operating expenses	13,273	11,552

Income (loss) from operations	(415)	3,323
Interest and other income (expense), net	(230)	(236)
Income (loss) before income taxes	(645)	3,087
Income tax provision (benefit)	(1,162)	1,026
Net income	$517	$2,061

Net income per share:
Basic	$0.02	$0.07
Diluted	$0.02	$0.07

Weighted average common shares:
Basic	31,991	31,168
Diluted	33,594	31,754

Net income	$517	$2,061
Other comprehensive income:
Foreign currency translation adjustments, net of tax	273	360
Comprehensive income	$790	$2,421

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$517	$2,061
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,091	765
Stock-based compensation expense	2,884	2,666
Amortization of acquired intangible assets	188	213
Deferred taxes	(580)	458
Loss on disposal of property and equipment	-	107
Provision for doubtful accounts	-	53
Unrealized loss (gain) on foreign currency forward contract	92	(23)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	(1,931)	4,062
Prepaid expenses and other current assets	(1,395)	178
Accounts payable	476	250
Accrued compensation and related benefits	(1,040)	(564)
Accrued and other liabilities	(587)	(833)
Deferred revenues	1,734	1,674
Billings in excess of recognized revenues	112	(1,153)
Other non-current assets	(1,977)	(5,917)
Net cash (used in) provided by operating activities	(416)	3,997
Investing activities:
Purchases of property and equipment	(2,313)	(1,780)
Net cash used in investing activities	(2,313)	(1,780)
Financing activities:
Proceeds from exercise of stock options	717	182
Proceeds from employee stock purchase plan	909	777
Payments for taxes related to net share settlement of equity awards	(844)	(9)
Net cash provided by financing activities	782	950
Effect of exchange rate changes on cash and cash equivalents	86	73
Net change in cash and cash equivalents	(1,861)	3,240
Cash and cash equivalents, beginning of period	116,787	126,158
Cash and cash equivalents, end of period	$114,926	$129,398
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Taxes	$681	$281

Property and equipment received and accrued in accounts payable and accrued and other liabilities	$885	$1,218

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by PDF Solutions, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments), to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all intercompany balances and transactions.

The condensed consolidated balance sheet at December 31, 2016, has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The Company generates a significant portion of its Design-to-silicon-yield solutions revenue from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require reliable estimation of costs to perform obligations and the overall scope of each engagement. Revenue under project–based contracts for solution implementation services is recognized as services are performed using percentage of completion method of contract accounting based on costs or labor-hours input method, whichever is the most appropriate measure of the progress towards completion of the contract. Losses on fixed-price solution implementation contracts are recognized in the period when they become probable. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated (cumulative catch-up method). During the period ended March 31, 2017, the Company recognized changes in one of its project’s profitability from revisions in estimates due to the scope changes that resulted in unfavorable changes of net income of $0.6 million or $0.01 per diluted share. Revenue under time and materials contracts for solution implementation services are recognized as the services are performed.

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

The Company defers certain pre-contract costs incurred for specific anticipated contracts. Deferred costs consist primarily of direct costs to provide solution implementation services in relation to the specific anticipated contracts. The Company recognizes such costs as a component of cost of revenues, the timing of which is dependent upon persuasive evidence of contract arrangement assuming all other revenue recognition criteria are met. The Company also defers costs from arrangements that required us to defer the revenues, typically due to revenue recognition from multi-element arrangements or from contracts subject to customer acceptance. These costs are recognized in proportion to the related revenue. At the end of the reporting period, the Company evaluates its deferred costs for their probable recoverability. The Company recognizes impairment of deferred costs when it is determined that the costs no longer have future benefits and are no longer recoverable. Deferred costs balance was $0.6 million and $0.5 million as of March 31, 2017 and December 31, 2016, respectively. The balance was included in prepaid expenses and other current assets and other non-current assets in the accompanying consolidated balance sheets.

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

Deferred revenues consist substantially of amounts invoiced in advance of revenue recognition and is recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding 12 month period is recorded as current deferred revenues and the remaining portion is recorded as non- current deferred revenues. Non-current portion of deferred revenue was $1.7 million and $1.5 million, respectively, as of March 31, 2017 and December 31, 2016. This balance was recorded in the other non-current liabilities in the accompanying consolidated balance sheets.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) as modified by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815), ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new standard is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting

In February 2016, the Financial Accounting Standards Board (or FASB) issued ASU No. 2016-02, Leases (Topic 842). The update requires that most leases, including operating leases, be recorded on the balance sheet as an asset and a liability, initially measured at the present value of the lease payments. Subsequently, the lease asset will be amortized generally on a straight-line basis over the lease term, and the lease liability will bear interest expense and be reduced for lease payments. The amendments in this update are effective for public companies’ financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still in the process of evaluating the impact of adopting this new accounting standard on its consolidated financial statements and footnote disclosures.

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

3. BALANCE SHEET COMPONENTS

Accounts receivable include amounts that are unbilled at the end of the period that are expected to be billed and collected within 12-month period. Unbilled accounts receivable are primarily determined on an individual contract basis. Unbilled accounts receivable, included in accounts receivable, totaled $22.7 million and $20.8 million as of March 31, 2017 and December 31, 2016, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12-month period are recorded in other non-current assets and totaled $11.8 million and $9.8 million as of March 31, 2017 and December 31, 2016, respectively. Deferred costs balance was $0.6 million and $0.5 million as of March 31, 2017 and December 31, 2016, respectively. The balance was included in prepaid expense and other current assets and other non-current assets in the accompanying balance sheets.

Property and equipment, net consists of (in thousands):

	March 31, 2017	December 31, 2016
Property and equipment, net:
Computer equipment	$10,568	$10,642
Software	2,363	1,679
Furniture, fixtures and equipment	1,811	1,185
Leasehold improvements	1,961	1,132
Test equipment	11,843	11,723
Construction-in-progress	9,575	9,550
	38,121	35,911
Less: accumulated depreciation	(17,323)	(16,570)
Total	$20,798	$19,341

Depreciation and amortization expense was $1.1 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively.

As of both March 31, 2017 and December 31, 2016, the carrying amount of goodwill was $0.2 million. The following is a rollforward of the Company's goodwill balance (in thousands):

March 31, 2017
Balance as of December 31, 2016	$215
Add: Goodwill from acquisition	—
Adjustment	—
Balance as of March 31, 2017	$215

Intangible assets balance was $4.0 million and $4.2 million as of March 31, 2017 and December 31, 2016, respectively. Intangible assets as of March 31, 2017 and December 31, 2016 consist of the following (in thousands):

				March 31, 2017			December 31, 2016
	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired identifiable intangibles:
Customer relationships	1	-	9	$5,920	$(3,895)	$2,025	$5,920	$(3,825)	$2,095
Developed technology	4	-	6	14,100	(12,455)	1,645	14,100	(12,359)	1,741
Tradename	2	-	4	610	(595)	15	610	(583)	27
Backlog		1		100	(100)	-	100	(100)	-
Patent	7	-	10	1,800	(1,450)	350	1,800	(1,440)	360
Other acquired intangibles		4		255	(255)	-	255	(255)	-
Total				$22,785	$(18,750)	$4,035	$22,785	$(18,562)	$4,223

The weighted average amortization period for acquired identifiable intangible assets was 6.18 years as of March 31, 2017. For both the three months ended March 31, 2017 and 2016, intangible asset amortization expense was $0.2 million. The Company expects annual amortization of acquired identifiable intangible assets to be as follows (in thousands):

Period Ending March 31,
2017	$540
2018	701
2019	701
2020	701
2021	526
2022 and thereafter	866
Total future amortization expense	$4,035

Intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the three months ended March 31, 2017, there were no indicators of impairment related to the Company’s intangible assets.

4. STOCKHOLDERS’ EQUITY

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expense before taxes related to the Company’s stock plans and employee stock purchase plan was allocated as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of Design-to-silicon-yield solutions	$1,192	$1,085
Research and development	834	706
Selling, general and administrative	858	875
Stock-based compensation expenses	$2,884	$2,666

On March 31, 2017, the Company had the following stock-based compensation plans:

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

On April 11, 2017, the Company’s Board of Directors amended the 2011 Plan, subject to stockholder approval to increase the number of shares reserved for awards under it to a total of 9,050,000 shares, which is an increase of an additional 1,250,000 shares.

In 2001, the Company adopted a 2001 Stock Plan (the “2001 Plan”). In 2003, in connection with its acquisition of IDS Systems Inc., the Company assumed IDS’ 2001 Stock Option / Stock Issuance Plan (the “IDS Plan”).  Both of the 2001Plan and the IDS Plans expired in 2011.  Stock options granted under the 2001 and IDS Plans generally expire ten years from the date of grant and become vested and exercisable over a four-year period. Although no new awards may be granted under the 2001 or IDS Plans, awards made under the 2001 and IDS Plans that are currently outstanding remain subject to the terms of each such plan, respectively.

The Company estimated the fair value of share-based awards granted under the 2011 Stock Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Three Months Ended March 31,
	2017	2016
Expected life (in years)	4.41	4.42
Volatility	40.57%	44.74%
Risk-free interest rate	1.87%	1.21%
Expected dividend	—	—
Weighted average fair value per share of options granted during the period	$7.85	$4.08

As of March 31, 2017, 8.3 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 3.5 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.5 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after adoption of the 2011 Plan through March 31, 2017.  As of March 31, 2017, there were no outstanding awards that had been granted outside of the 2011 Plan, 2001 Plan or the IDS Plan (collectively, the "Stock Plans").

Stock option activity under the Company’s Stock Plans during the three months ended March 31, 2017, was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2017	1,364	$8.00
Granted (weighted average fair value of $7.84 per share)	9	$21.94
Exercised	(89)	$8.09
Canceled	(3)	$17.73
Expired	-	$-
Outstanding, March 31, 2017	1,281	$8.06	4.28	$18,659
Vested and expected to vest, March 31, 2017	1,272	$8.01	4.25	$18,592
Exercisable, March 31, 2017	1,145	$7.21	3.73	$17,639

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $22.62 per share as of March 31, 2017. The total intrinsic value of options exercised during the three months ended March 31, 2017, was $1.2 million.

As of March 31, 2017, there was $0.6 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 2.9 years. The total fair value of shares vested during the three months ended March 31, 2017, was $0.1 million.

Nonvested restricted stock units activity during the three months ended March 31, 2017, was as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, January 1, 2017	1,542	$15.50
Granted	9	$21.94
Vested	(109)	$14.04
Forfeited	(7)	$15.84
Nonvested, March 31, 2017	1,435	$15.64

As of March 31, 2017, there was $17.8 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.6 years. Restricted stock units do not have rights to dividends prior to vesting.

Employee Stock Purchase Plan — In July 2001, the Company adopted a ten-year Employee Stock Purchase Plan (as amended, the “Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The Purchase Plan consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Under the Purchase Plan, on January 1 of each year, starting with 2002, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. At the annual meeting of stockholders on May 18, 2010, the Company’s stockholders approved an amendment to the Purchase Plan to extend it through May 17, 2020.

The Company estimated the fair value of purchase rights granted under the Purchase Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Three Months Ended March 31,
	2017	2016
Expected life (in years)	1.25	1.25
Volatility	33.32%	44.15%
Risk-free interest rate	0.93%	0.50%
Expected dividend	—	—
Weighted average fair value per share of options granted during the period	$6.78	$3.56

During the three months ended March 31, 2017 and 2016, a total of 100,000 and 84,000 shares, respectively, were issued at a weighted-average purchase price of $9.13 and $9.21 per share, respectively. As of March 31, 2017, there was $0.8 million of unrecognized compensation cost related to the Purchase Plan. That cost is expected to be recognized over a weighted average period of 1.1 years. As of March 31, 2017, 4.4 million shares were available for future issuance under the Purchase Plan.

Stock Repurchase Program —On October 25, 2016, the Board of Directors adopted a program, effective immediately, to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions over the next two years. As of March 31, 2017, there has been no common stock repurchased under this new program and $25.0 million remained available for future repurchases.

5. INCOME TAXES

Income tax provision decreased $2.2 million for the three months ended March 31, 2017, to $1.2 million income tax benefit as compared to an income tax provision of $1.0 million for the three months ended March 31, 2016. The Company’s effective tax rate was 180% and 33% for the three months ended March 31, 2017 and 2016, respectively.  The Company’s effective tax rate increased in the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to the recognition of excess tax benefits related to employee stock compensation of $0.7 million as a result of the adoption of ASU 2016-09 as well as the changes in unrecognized tax benefit.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of March 31, 2017, was $11.8 million, of which $7.0 million, if recognized, would decrease the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2016, was $11.9 million, of which $7.2 million, if recognized, would affect the Company's effective tax rate. As of March 31, 2017, the Company has recorded unrecognized tax benefits of $2.7 million, including interest and penalties, as long-term taxes payable in its condensed consolidated balance sheet. The remaining $9.6 million has been recorded net of our deferred tax assets, of which $4.8 million is subject to a full valuation allowance.

The valuation allowance was approximately $6.7 million and $6.8 million as of March 31, 2017 and December 31, 2016, respectively, which was related to California R&D tax credits and California net operating losses related to our acquisition of Syntricity that we currently do not believe are more likely than not to be ultimately realized.

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

.

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

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$517	$2,061
Denominator:
Basic weighted-average shares outstanding	31,991	31,168
Effect of dilutive options and restricted stock	1,603	586
Diluted weighted average shares outstanding	33,594	31,754

Net income per share - Basic	$0.02	$0.07
Net income per share - Diluted	$0.02	$0.07

The following table sets forth potential shares of common stock that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Outstanding options	40	284
Nonvested restricted stock units	-	1,026
Employee Stock Purchase Plan	30	460
Total	70	1,770

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended March 31,
Customer	2017		2016
A	48%		50%
B	*	%	14%

*	represents less than 10%

The Company had gross accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

Customer	March 31, 2017	December 31, 2016
A	41%	42%
C	13%	13%

*	represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (in thousands):

	Three Months Ended March 31,
	2017		2016
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
United States	$11,634	48%	$12,121	48%
Taiwan	3,837	16	2,184	9
Germany	2,308	10	3,035	12
South Korea	1,990	8	3,313	13
Rest of the world	4,520	18	4,428	18
Total revenue	$24,289	100%	$25,081	100%

Long-lived assets, net by geographic area are as follows (in thousands):

	March 31, 2017	December 31, 2016
United States	$20,248	$18,818
Rest of the world	550	523
Total long-lived assets, net	$20,798	$19,341

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of March 31, 2017, and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,483	$26,483	$—	$—

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2016, and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,456	$26,456	$—	$—

The Company enters into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily on third-party accounts payables and intercompany balances. The primary objective of the Company’s hedging program is to reduce volatility of earnings related to foreign currency exchange rate fluctuations. The counterparty to these foreign currency forward contracts is a large global financial institution that the Company believes is creditworthy, and therefore, the Company believes the credit risk of counterparty nonperformance is not significant. These foreign currency forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these contracts is recorded into earnings as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated assets and liabilities, which is also recorded in other income (expense), net. For the three months ended March 31, 2017 and 2016, the Company recognized a realized gain of $0.1 million and $0.3 million on the contracts, respectively, which was recorded in other income (expense), net in the Company’s Statements of Operations and Comprehensive Income.

The Company carries these derivatives financial instruments on its Consolidated Balance Sheets at their fair values. The Company’s foreign currency forward contracts are classified as Level 2 because it is not actively traded and the valuation inputs are based on quoted prices and market observable data of similar instruments. As of March 31, 2017, the Company had one outstanding forward contract with a notional amount of $7.2 million and recorded $0.1 million other current liabilities associated with this outstanding forward contract. As of December 31, 2016, the Company had one outstanding forward contract with a notional amount of $6.9 million and had recorded $15,000 other current liabilities associated with the outstanding forward contract.

9. COMMITMENTS AND CONTINGENCIES

 Leases

The Company leases administrative and sales offices and certain equipment under noncancelable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various times through 2024. Rent expense was $0.5 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.

Future minimum lease payments under noncancelable operating leases at March 31, 2017, are as follows (in thousands):

Period Ending March 31,	Amount
2017 (remaining nine months)	$1,434
2018	1,307
2019	439
2020	374
2021	291
2022 and thereafter	73
Total future minimum lease payments	$3,918

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

 Purchase obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of March 31, 2017, total outstanding purchase obligations were $9.1 million, which are primarily due within the next 12 months.

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

Litigation — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. As of March 31, 2017, the Company was not party to any material legal proceedings, thus no loss was probable and no amount was accrued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “target” or “continue,” the negative effect of terms like these or other similar expressions. Any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, which may be provided by us are also forward-looking statements. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 8, 2017. All references to “we”, “us”, “our”, “PDF”, “PDF Solutions” or “the Company” refer to PDF Solutions, Inc.

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

 Industry Trend

Consistent with the trend since 2010, we expect that the largest logic foundries will continue to invest significantly in leading edge nodes and capacity throughout 2017. Leading foundries continue to invest in new technologies such as multi-patterned lithography and 3-D transistor architecture. In addition, China’s investment in semiconductors should accelerate the growth of the industry in the next few years. These provide opportunities to increase our business.

Although capacity utilization on 28nm increased from the second quarter of 2016 through the end of 2016, several foundries have stated they expect an inventory correction in 28nm that started in the first quarter of 2017 to continue through the first half of this year. We expect our Gainshare results to be consistent with those general market trends. We saw utilization on 14nm increase in the second half of 2016, dip just slightly in the first quarter of 2017, and expect it to continue to grow throughout 2017. Gainshare revenue will continue to fluctuate quarter to quarter despite these utilization trends as our Gainshare revenue depends on many factors, including the average selling price of wafers subject to Gainshare and volume.

Generally, the demand for consumer electronics and communications devices continues to drive technological innovation in the semiconductor industry as the need for products with greater performance, lower power consumption, reduced costs and smaller size continues to grow with each new product generation. In addition, advances in computing systems and mobile devices have fueled demand for higher capacity memory chips. To meet these demands, IC manufacturers and designers are constantly challenged to improve the overall performance of their ICs by designing and manufacturing ICs with more embedded applications to create greater functionality while lowering cost per transistor. As a result, both logic and memory manufacturers have migrated to more and more advanced manufacturing nodes, capable of integrating more devices with higher performance, higher density, and lower power. As this trend continues, companies will continually be challenged to improve process capabilities to optimally produce ICs with minimal random and systematic yield loss, which is driven by the lack of compatibility between the design and its respective manufacturing process. We believe that as volume production of deep submicron ICs continues to grow, the difficulties of integrating IC designs with their respective processes and ramping new manufacturing processes will create a greater need for products and services like ours that address the yield loss and escalating cost issues the semiconductor industry is facing today and will face in the future.

Customer Contracts

Although a substantial portion of our total revenues are concentrated in a small number of customers, the total revenues for each of these customers in any period is the result of Design-to-silicon-yield solutions and Gainshare performance incentives revenues recognized in the period under multiple, separate contracts, with no interdependent performance obligations. These contracts were all entered into in the ordinary course of our business and contain general terms and conditions that are standard across most of our yield improvement solutions customers, including providing services typically targeted to one manufacturing process node, for example the 28 or 20 nanometer node. Fluctuations in future results may occur if any of these customers renegotiate pre-existing contractual commitments due to adverse changes in their own business. See the additional discussion in Part I, Item 1, "Customers," on page 9 of our Annual Report on Form 10-K for the year ended December 31, 2016, and in Item 1A, "Risk Factors," on pages 13 through 20 of our Annual Report on Form 10-K for the year ended December 31, 2016, for related information on the risks associated with customer concentration and Gainshare performance incentives revenue.

 Financial Highlights

Financial highlights for the three months ended March 31, 2017, were as follows:

•

Total revenues for the three months ended March 31, 2017, were $24.3 million, a decrease of $0.8 million, or 3%, compared to $25.1 million for the three months ended March 31, 2016. Design-to-silicon-yield solutions revenue for the three months ended March 31, 2017, was $19.7 million, an increase of $1.1 million, or 6%, when compared to Design-to-silicon yield solutions revenue of $18.6 million for the three months ended March 31, 2016. The increase in Design-to-silicon-yield solutions was primarily the result of more billable hours to revenue generating projects in the period due to increased business activity, particularly in Asia, and an increase in the revenue from our Exensio big data solution. Gainshare performance incentives revenue for the three months ended March 31, 2017, was $4.6 million, a decrease of $1.9 million, or 29%, compared to $6.5 million for the three months ended March 31, 2016. The decrease in revenue from Gainshare performance incentives was primarily the result of lower gainshare from 28nm volumes, partially offset by higher gainshare from 14nm volumes, compared to the volumes from those nodes for the three months ended March 31, 2016.

•

Net income for the three months ended March 31, 2017 was $0.5 million, compared to net income of $2.1 million for the three months ended March 31, 2016. The decrease in net income was primarily attributable to a $2.0 million decrease in gross margin due to the mix shift between Design-to-silicon yield solutions and Gainshare performance incentive revenue and a $1.7 million increase in operating expense, primarily driven by the continued activity related to our development of DFI solution, offset by a $2.2 million decrease in tax provision primarily due to the recognition of excess tax benefits related to employee stock compensation as a result of the adoption of ASU 2016-09 as well as the changes in unrecognized tax benefit.

•	Net income per basic and diluted share was $0.02 for the three months ended March 31, 2017, as compared to net income per basic and diluted share of $0.07 for the three months ended March 31, 2016.

Critical Accounting Policies

There were no significant changes in our critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. The following is a brief discussion of the more significant accounting policies and methods that we use.

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

Income Taxes

We are required to assess the likelihood that our deferred tax assets will be recovered from future taxable income and if we believe that they are not likely to be realizable before the expiration dates applicable to such assets then, to the extent we believe that recovery is not likely, establish a valuation allowance. Changes in the net deferred tax assets, less offsetting valuation allowance, in a period are recorded through the income tax provision (benefit) in the condensed consolidated statements of operations. The valuation allowance was approximately $6.7 million and $6.8 million as of March 31, 2017 and December 31, 2016, respectively, which was related to California R&D tax credits and California net operating losses related to acquisition that we currently do not believe to be more likely than not to be ultimately realized. If we conclude at a future financial reporting period that there has been a change in our ability to realize our California R&D credit and net operating loss carry forward deferred tax assets, and it is at such time no longer “more–likely-than-not” that we will realize the tax credits before applicable expiration dates, our tax provision will increase in the period in which we make such determination.

Our income tax calculations are based on application of the respective U.S. federal, state or foreign tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations. At March 31, 2017, no deferred taxes have been provided on undistributed earnings of approximately $6.5 million from the Company’s international subsidiaries since these earnings have been, and under current plans will continue to be, permanently reinvested outside the United States. It is not practicable to determine the amount of the unrecognized tax liability at this time.

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

Goodwill and Intangible Assets

We record goodwill when the purchase consideration of an acquisition exceeds the fair value of the net tangible and identified intangible assets as of the date of acquisition. We perform an annual impairment assessment of goodwill during the fourth quarter of each calendar year or more frequently if required to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If further testing is required, we perform a two-step process. The first step involves comparing the fair value of its reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the purpose of impairment testing, we have determined that we have one reporting unit. There was no impairment of goodwill for the period ended March 31, 2017.

Our long-lived assets, excluding goodwill, consist of property and equipment and intangible assets. We periodically review our long-lived assets for impairment. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. During the three months ended March 31, 2017, there was no impairment related to our long-lived assets.

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

  Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2017	2016
Revenues:
Design-to-silicon-yield solutions	81%	74%
Gainshare performance incentives	19	26
Total revenues	100%	100%

Costs of design-to-silicon-yield solutions	47	40
Amortization of acquired technology	1	1
Total costs of Design-to-silicon-yield solutions	48	41
Gross profit	52	59
Operating expenses:
Research and development	30	25
Selling, general and administrative	24	20
Amortization of other acquired intangible assets	1	1
Total operating expenses	55	46
Income (loss) from operations	(2)	13
Interest and other income (expense), net	(1)	(1)
Income (loss) before taxes	(3)	12
Income tax provision (benefit)	(5)	4
Net income	2%	8%

Comparison of the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,			%
Revenues	2017	2016	Change	Change
(in thousands, except for percentages)
Design-to-silicon-yield solutions	$19,698	$18,578	$1,120	6%
Gainshare performance incentives	4,591	6,503	(1,912)	(29)%
Total revenues	$24,289	$25,081	$(792)	(3)%

Design-to-silicon-yield solutions. Design-to-silicon-yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-silicon-yield solutions revenue increased $1.1 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to an increase in the revenue from fixed fee integrated solutions, the result of more billable hours to revenue-generating projects in the period due to increased business activity, particularly in Asia, and an increase in the revenue from our Exensio big data solution. Our Design-to-silicon-yield solutions revenue may fluctuate in the future and is dependent on a number of factors, including the semiconductor industry’s continued acceptance of our solutions, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own business or, in the case of a time and materials contract, may take advantage of contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

Gainshare Performance Incentives. Gainshare performance incentives revenues represent profit sharing and performance incentives earned contingent upon our customers reaching certain defined operational levels. Revenue derived from Gainshare performance incentives decreased $1.9 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016.  The decrease was primarily the result of lower gainshare from 28nm volumes, partially offset by higher gainshare from 14nm volumes, compared to the volumes from those nodes in the comparable period. Our Gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate Gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing Gainshare performance incentives.

	Three Months Ended March 31,			%
Costs of Design-to-silicon-yield solutions	2017	2016	Change	Change
(in thousands, except for percentages)
Direct costs of Design-to-silicon-yield solutions	$11,335	$10,110	$1,225	12%
Amortization of acquired technology	96	96	-	-%
Total costs of Design-to-silicon-yield solutions	$11,431	$10,206	$1,225	12%

Costs of Design-to-silicon-yield solutions. Costs of Design-to-silicon-yield solutions consist of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization of acquired technology. Direct costs of Design-to-silicon-yield solutions consist of service and software licenses costs. Service costs consist of material, employee compensation and related benefits, overhead costs, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software used by the Company in providing services to our customers in solution engagements, or sold in conjunction with our software products. Direct costs of Design-to-silicon-yield solutions increased $1.2 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to a $0.7 million increase in personnel-related cost driven by hiring in Asia and world-wide merit increases, a $0.2 million increase in subcontractor expense, a $0.3 million increase in depreciation expense of test equipment, and a $0.1 million increase in travel expense. Amortization of acquired technology for the three months ended March 31, 2017 and 2016 was due to the amortization of acquired technology from the Syntricity acquisition.

	Three Months Ended
	March 31			%
Research and Development	2017	2016	Change	Change
(in thousands, except for percentages)
Research and development	$7,282	$6,311	$971	15%

Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel, facilities cost allocations, and stock-based compensation charges. Research and development expenses increased $1.0 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to a $0.3 million personnel-related expense due to higher headcount and world-wide merit increases, a $0.5 million increase in subcontractor expense, a $0.1 million increase in lab supplies, a $0.1 million increase in travel expense, and a $0.1 million increase in depreciation expense. The increased investment in research and development is primarily driven by continued development activity related to our DFI solution. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of product development projects and revenue generating activity requirements.

	Three Months Ended
	March 31,		$	%
Selling, General and Administrative	2017	2016	Change	Change
(in thousands, except for percentages)
Selling, general and administrative	$5,899	$5,124	$775	15%

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased $0.8 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to a $0.2 million increase in personnel-related expense due to world-wide merit increases, a $0.1 million increase in facilities expense, a $0.2 million increase in subcontractor expense, and a $0.2 million increase in legal expense. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. The amortization of other acquired intangible assets for the three months ended March 31, 2017 decreased by $25,000 compared to the three months ended March 31, 2016, primarily the result of certain intangible assets becoming fully amortized.

Interest and Other Income (expense), net. Interest and other expense, net decreased by $6,000 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The change was primarily due to foreign exchange rate movements.

	Three Months Ended
	March 31,		$	%
Income Tax Provision (benefit)	2017	2016	Change	Change
(in thousands, except for percentages)
Income tax provision (benefit)	$(1,162)	$1,026	$(2,188)	(213)%

Income Tax Provision (benefit). Income tax provision decreased $2.2 million for the three months ended March 31, 2017, compared to three months ended March 31, 2016, primarily due to the recognition of excess tax benefits related to employee stock compensation as a result of the adoption of ASU 2016-09 as well as the changes in unrecognized tax benefit.

Liquidity and Capital Resources

As of March 31, 2017, our working capital, defined as total current assets less total current liabilities, was $152.4 million, compared to $151.8 million as of December 31, 2016. Cash and cash equivalents were $114.9 million as of March 31, 2017, compared to $116.8 million as of December 31, 2016.  As of March 31, 2017 and December 31, 2016, cash and cash equivalents held by our foreign subsidiaries were $3.7 million and $3.4 million, respectively. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for the next twelve months.

During three months ended March 31, 2017, cash used in operating activities of $0.4 million was a result of $0.5 million of net income, non-cash adjustments to net income of $3.7 million and an increase in the net change in operating assets and liabilities of $4.6 million. Non-cash charges consisted primarily of stock-based compensation of $2.9 million, depreciation and amortization of $1.1 million, and amortization of acquired intangible assets of $0.2 million, partially offset by deferred taxes of $0.6 million. Cash flow decreases resulting from the net change in operating assets and liabilities primarily consisted of a $1.9 million increase in accounts receivable, mainly due to the timing of customer payments, a $1.4 million increase in prepaid expense and other current assets, a $1.0 million decrease in accrued compensation and related benefits, a $0.6 million of decrease in accrued and other liabilities, and a $2.0 million increase in other non-current assets, partially offset by a $0.5 million increase in accounts payable, a $1.7 million increase in deferred revenue, and a $0.1 million increase in billing in excess of recognized revenue. Cash flows used in investing activities of $2.3 million for the three months ended March 31, 2017, consisted of payments for capital expenditures, primarily test equipment. Cash flows provided by financing activities of $0.8 million for the three months ended March 31, 2017, consisted of $0.7 million of proceeds from the exercise of stock options and $0.9 million of proceeds from our Employee Stock Purchase Plan, offset by $0.8 million of cash payments for taxes related to net share settlement of equity awards.

  During the three months ended March 31, 2016, cash generated from operating activities of $4.0 million was a result of $2.1 million of net income, non-cash adjustments to net income of $4.2 million and a decrease in the net change in operating assets and liabilities of $2.3 million. Non-cash charges consisted primarily of stock-based compensation of $2.7 million, deferred taxes of $0.5 million, depreciation and amortization of $0.8 million, amortization of acquired intangible assets of $0.2 million, and loss on disposal of property and equipment of $0.1 million. Cash flow decreases resulting from the net change in operating assets and liabilities primarily consisted of a $0.6 million decrease in accrued compensation and related benefits, $0.8 million decrease in accrued and other liability primarily due to payment of earn-out consideration related to Syntricity acquisition, a $1.2 million decrease in billing in excess of recognized revenue, and a $5.9 million increase in other non-current assets, offset by a $4.1 million decrease in accounts receivable, due to timing of customer payment, a $0.2 million decrease in prepaid expense and other current assets, a $0.3 million increase in accounts payable due to timing of payment of third party services, and a $1.7 million increase in deferred revenue. Cash flows used in investing activities of $1.8 million for the three months ended March 31, 2016, consisted of payments for capital expenditures, primarily test equipment. Cash flows provided by financing activities of $1.0 million for the three months ended March 31, 2016, primarily consisted of $0.2 million of proceeds from the exercise of stock options, $0.8 million of proceeds from our Employee Stock Purchase Plan.

Off-Balance Sheet Agreements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands) as of March 31, 2017:

	Payments Due by Period
Contractual Obligations	2017 (remaining nine months)	2018	2019	2020	2021	2022 and thereafter	Total
Operating lease obligations	$1,434	$1,307	$439	$374	$291	$73	$3,918
Purchase obligations(1)	7,979	483	222	222	222	—	9,128
Total(2)	$9,413	$1,790	$661	$596	$513	$73	$13,046

(1)	Purchase obligations consist of agreements to purchase goods and services entered in the ordinary course of business.
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

Interest Rate Risk.   As of March 31, 2017, we had cash and cash equivalents of $114.9 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at March 31, 2017, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. We enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a large global financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net. As of March 31, 2017, we had one outstanding forward contract with a notional amount of $7.2 million. The foreign currency exchange rate movement of plus-or-minus 10% will result in the change in fair value of this contract of plus-or-minus $0.7 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2017, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of March 31, 2017, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, we were not a party to any material legal proceedings, thus no loss was probable and no amount was accrued at March 31, 2017.

Item 1A. Risk Factors

Item 1A, “Risk Factors,” on pages 13 through 20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, provides information on the significant risks associated with our business. There have been no subsequent material changes to these risks.

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

PDF SOLUTIONS, INC.

Date: May 2, 2017	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: May 2, 2017	By:	/s/ GREGORY C. WALKER
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