Form 10-K
period 2017-12-31
PDF SOLUTIONS INC
filed 2018-03-16
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $450.0 million as of the last business day of the Registrant’s most recently completed second quarter, based upon the closing sale price on the NASDAQ Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 32,295,144 shares of the Registrant’s Common Stock outstanding as of March 12, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive Proxy Statement to be filed within 120 days from December 31, 2017.

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

The key benefits of our solutions and business model to our customers are faster time-to-market, faster time-to-volume and more efficient design and manufacturing processes. For example, our foundry customers are able to generate and analyze key manufacturing data using either our Design-for-Inspection (or DFI) or Integrated Yield Ramp (or IYR) solutions to shorten the time necessary for technology development and provide their fabless customers a higher yielding process, with improved electrical performance, sooner, which increases fabless customer acquisition. Also, for example, our integrated device manufacturers (or IDMs) and fabless customers might use our DFI and Design-for-Manufacturability (or DFM) solution to generate and analyze data to bridge the design and manufacturing interface, resulting in shorter time for initial designs to meet performance requirements with fewer iterations and faster time to market for new designs. Our data analytics, including for process control and assembly and test, are designed to provide insight across the whole electronic supply chain. For example, our customers can gain insight into factors that affect yield and device performance at mass production through final packaging, thus enabling a lower total cost of goods sold. For further example, our volume manufacturing solution may provide a foundry customer with the ability to proactively monitor process health to avoid potential yield problems. Fabless customers also benefit from an integrated insight into their supply chain effectiveness.

Our long-term business objective is to enable our customers to optimize their processes, designs, and fabrication for high yield, low cost, and high performance, and to be the big data analytics supplier of choice for the electronic supply chain. To achieve this objective, we intend to:

●

Position for DFI Success. We intend to demonstrate and validate the value of our DFI solution by expanding its use in both process development and volume production. We expect to achieve this by increasing the installed base of our first-generation, contactless measurement tool in our foundry customers’ early R&D programs and drive insertion of our on-chip instruments at an increasing number of IDM and fabless companies, on an increasing number of designs. For example, through the date of this report, we have received orders and deployed our DFI eProbe® 150 tool systems at three logic foundry customers and DFI on-chip instruments have been placed in over 100 customers’ chips at the 28 nanometer (nm) through 7 nm foundry logic process nodes. Finally, we intend to expand our DFI product offering with the introduction of the second-generation measurement tool targeted for in-line applications.

●

Broaden Footprint at Existing Software Customers and Expand Software Market Opportunity.  We intend to increase the breadth and depth of the use of our software applications by demonstrating additional value-add opportunities at existing customers. For example, we intend to continue to develop and enhance our big data analytics capability to further extract unique electrical characterization data in our yield ramp engagements for our IYR customers. Additionally, we intend to expand the market opportunity vertically by developing new data sources and applications for our Exensio platform. This expansion up the semiconductor supply chain is designed to enable new data sources and application capability to system level designers and product managers. For example, in 2017, the acquisition of the ALPS software enabled us to analyze die-level traceability as an additional data source at the package level.

●

Align IYR Business Model and Costs to Changing Market Conditions. We intend to expand adoption of our IYR solutions on derivative processes of existing technology, mainstream foundries, and memory applications. Market factors driving this business strategy include the slowing rate at which advanced nodes are introduced and reduced capacities related to those nodes, introduction and expansion of 3-D memory technologies, and continuing concentration in both the foundry and fabless sides of the industry. We intend to focus on new entrants into the foundry and memory markets, in particular in China. This is aimed at taking advantage of increasing investments in China in the semiconductor market. For example, in 2017, we entered into a new engagement with a 3-D memory foundry in China.

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

Brief History

PDF Solutions was incorporated in Pennsylvania in November 1992, and we reincorporated in California in November 1995. In July 2000, we reincorporated in Delaware, and in July 2001, we completed an initial public offering. Our shares of common stock are currently traded on the NASDAQ Global Market. From 2000 through 2009, we expanded our technology footprint and our operations in various countries through acquisitions. From 2009 to the present, we have primarily focused on the pervasive application of our technology to leading edge logic manufacturing and achieving yield targets with our clients to maximize Gainshare performance incentive revenues. Beginning in 2013, we leveraged our more than 20 years of yield simulation software and Characterization Vehicle test chip development and began new research and development on a solution for contactless in-line electrical characterization and process control for wafer inspection. Starting in 2014, we re-architected our point-solution software tools into an integrated platform based on new generation data analytics and introduced our Exensio platform to the industry. In 2016, the first version of our e-beam tool was commercialized, and we are currently focused on completing development and commercialization of the second version. Headquartered in San Jose, California, PDF Solutions operates worldwide with another principal office in Shanghai, China and additional entities and/or offices in Canada, France, Germany, Italy, Japan, Korea, and Taiwan.

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

Technology and Intellectual Property Protection

We have developed proprietary technologies for yield simulation, analysis, loss detection, and improvement. The foundation for many of our solutions is our CV® infrastructure (or CVi) that enables our customers to electrically characterize the manufacturing process, and establish fail-rate information needed to calibrate manufacturing yield models, prioritize yield improvement activities and speed-up process learning-cycles. Our CVi includes proprietary Characterization Vehicle®test chips, including designs of experiments and layout designs, and a proprietary and patented highly-parallel contact electrical functional and parametric-test system, comprised of hardware and software designed to provide an order-of-magnitude reduction in the time required to test our Characterization Vehicle® test chips. Our DFI solution includes physical IP in the form of test structures specifically designed by our engineers for targeted fail modes and co-optimized to be efficiently measured by our non-contact electrical measurement tool both in test chips, including in scribe lines, and in the fill area of production wafers. In addition, our technology embodies many algorithms, which we have developed over the course of many years, and which are implemented in our products including Exensio®, pdCV™, FIRE™, and Templatyzer™, among others. For a description of these products, see Products and Services below. Further, our IP includes methodologies that our implementation teams use as guidelines to drive our customers’ use of our CV® test chips DFI solution, and technologies, quantify the yield-loss associated with each process module and design block, make wafer disposition decisions, control process equipment, simulate the impact of changes to the design and/or to the manufacturing process, and/or analyze the outcome of executing such changes. We continually enhance our core technologies through the codification of knowledge that we gain in our solution implementations.

Our future success and competitive position rely to some extent upon our ability to protect these proprietary technologies and IP, to generate revenue for customers’ use of our solutions, and to prevent competitors from using our systems, methods, and technologies in their products. To accomplish this, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright, mask work, and trademark laws. We license our products and technologies pursuant to non-exclusive license agreements that impose restrictions on customers’ use. In addition, we seek to avoid disclosure of our trade secrets, including requiring employees, customers, and others with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We also seek to protect our software, documentation, and other written materials under trade secret and copyright laws. We seek to protect our IP under patent laws and as of December 31, 2017, we held 113 U.S. patents. Our issued patents have expiration dates from 2019 through 2037. We intend to prepare additional patent applications when we feel it is beneficial. We also employ protection of our trademarks, with registration on marks including Characterization Vehicle®, CV®, eProbe®, Exensio®, pdFasTest®, PDF Solutions®, the PDF Solutions logo. ALPS™, Design-to-silicon-yield™, Design-for-Inspection™, DFI™, DirectProbe™, DirectScan™, FIRE™, pdCV™, Template™, Templatyzer™, and YieldAware™ are our common law trademarks of PDF Solutions or its subsidiaries.

Products and Services

Through organic development and targeted acquisitions over more than 20 years, we have accumulated an array of fully-integrated and co-designed proprietary software, physical IP for IC designs, electrical measurement tools, and proven methodologies. Subsets of this array are selected to address each customer’s specific technical and business requirements. For example, a fabless customer designing a new product may use our proprietary on-wafer instruments and cell libraries design physical IP to enhance their design for manufacturability. In contrast, an IYR solution on a leading edge process node for a device manufacturer foundry may include our electrical characterization infrastructure, analysis tools, and professional services to accelerate learning and reduce time-to-market. By way of another example, a fabless company in volume manufacturing may use our data analytic software tools, which are also available to their foundry partners, to monitor how the fabless’ designs are performing at their foundry partners. The following gives more information about our services and solutions and products.

Services and Solutions

Design-for-Inspection™ (or DFI™) Solutions.   Our DFI solutions are designed to enable our customers to achieve contactless, inline electrical characterization and process control. DFI provides customers an ability to insert on-chip instruments with calibrated electrical responses directly in the product wafer without any die area penalty. In addition, DFI is designed to be high-throughput, enabling in-line use. The electrical measurements augment and enhance existing inline defect inspection and metrology methods.

●

Foundry Solution: We provide our foundry customers a complete DFI system for inline characterization and process control. This DFI infrastructure includes not only on-wafer IP, or on-chip instruments, but also the eProbe® measurement system and the Exensio® -Char DFI software for data processing and analysis. The DFI on-chip instruments are co-designed with, and optimized for, the eProbe measurement tool for the best voltage contrast readout, and also with the Exensio -Char DFI software for fast handling and analysis of the huge eProbe data stream.

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

Volume Manufacturing Solutions (or VMS).  Our Exensio® volume manufacturing solutions are designed to link the critical data streams from the entire manufacturing process, from bare wafer to packaged part or system; to improve yield and provide both better operational and process control of tools and testers. The systems also maintain comprehensive traceability from starting wafer through to final packaged part or system. When used in conjunction with our Characterization Vehicle infrastructure, our Exensio software and services enable customers to correlate the proprietary CVi data generated with high granularity manufacturing data also generated, to improve yield while simultaneously reducing the overhead of manufacturing.

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

Products

Our DFI, Volume Manufacturing, Manufacturing Process, and DFM solutions incorporate the use of various elements of our software products and other technologies, depending on the customers’ needs. Our software products and other technologies include the following:

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

●

Exensio -Yield, collects yield data, then loads and stores it in an analysis-ready database. This enables product engineers to identify and analyze production yield, performance, reliability and other issues. The Exensio-Yield module is designed to handle very large data sets, to efficiently improve productivity, yield and time-to-market at our customers’ sites.  Exensio-Yield contains powerful, interactive visualization and analysis template capabilities, which provide flexibility to address our customers’ requirements. Exensio-Yield advanced components include extra proprietary yield analysis software tools that aid in the diagnosis of more complex yield issues. This includes defect analysis tools, spatial signature analysis, excursion and event monitoring, workflows, and data-mining capabilities.

●

Exensio -Control, provides FDC capabilities for monitoring, alarming and control of manufacturing tool sets. These capabilities include analyzing tool sensor trace data and summary indicators to rapidly identify sources of process variations and manufacturing excursions. This is achieved by monitoring these equipment parameters through proprietary data collection and analysis features. When included with the above Exensio-Yield module, data mining and correlation capabilities enable identification of tool level sources of yield loss and process variation, that are impacting end of line product yield, performance and reliability.

●

Exensio -Test, provides testing and analysis capability. These capabilities include driving test productivity, test operations management and optimization, supporting test floor operations, as well as implementing adaptive test and analysis technologies. It also views diagnostic and predictive information during test, assembly and packaging — maximizing test operations, productivity and yields.

●

Exensio -Char, encapsulates test structure analysis functionality of both electrical and in-line inspection data from PDF Solutions’ proprietary Characterization Vehicle (CV) test chips and DFI on-chip instruments.

●

Exensio ALPS™, provides device manufacturers the capability to link final device performance, both at test and in the field, to the totality of device fabrication and characterization data, including data from our Characterization Vehicle electrical test chip infrastructure.

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

With the exception of  Exensio -Yield, Exensio -Control, Exensio -Test, Exensio -Char, and Exensio ALPS, the primary distribution method for our software and technologies is through our manufacturing process solutions. The primary distribution method for Exensio -Yield, Exensio -Control, Exensio -Test, Exensio -Char, and Exensio ALPS is standalone license agreements. However, we have in the past and may in the future distributed some or all of these products within solutions as a bundle, or separately license other products or technologies outside of our solutions.

Customers

Our existing customers include foundries, integrated device manufacturers (or IDMs), fabless semiconductor design companies, some off-shore assembly and testing facilities (or OSATs), as well as some equipment manufacturers. Our semiconductor customers’ targeted product segments vary significantly, including microprocessors, memory, graphics, image sensor solutions, and communications. Through our acquisition of certain Kinesys assets in 2017, we expanded our customer base to include additional equipment manufacturers that embed and distribute our ALPS product in their equipment. We believe that the adoption of our solutions by such companies for usage in a wide range of products validates the application of our Design-to-silicon-yield solutions to the broader semiconductor market.

Global Foundries Inc. (“Global Foundries”) represented 40% of our revenues for 2017. Global Foundries and Samsung represented 41% and 11%, respectively, of our revenues for 2016. Global Foundries and Samsung represented 53% and 12%, respectively, of our revenues for 2015. No other customer accounted for 10% or more of our revenues in 2017, 2016, and 2015.

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

International revenues accounted for approximately 61% of our total revenues for 2017 compared to 64% for 2016 and 54% for 2015. We base these calculations on the geographic location of where the work is performed. Revenues from customers by geographic area based on the location of the customers’ work sites for our last three fiscal years can be found in Note 9, “Customer and Geographic Information” to the consolidated financial statements. Additional discussion regarding the risks associated with international operations can be found under Item 1A, “Risk Factors”.

See our “Notes to Consolidated Financial Statements”, included under Part II, Item 8. “Financial Statements and Supplementary Data” for additional geographic information.

Sales and Marketing

Our sales strategy is to pursue targeted accounts through a combination of our direct sales force, our solution implementation teams, and strategic alliances. After we are engaged by a customer and early in the solution implementation, our engineers seek to establish relationships in the organization and gain an understanding of our customers’ business issues. Our direct sales and solution implementation teams combine their efforts to deepen our customer relationships by expanding our penetration across the customer’s products, processes and technologies. This close working relationship with the customer has the added benefit of helping us identify new product areas and technologies in which we should next focus our research and development efforts. From time-to-time, we use sales representatives/agents in various locations to augment direct sales in certain territories. For example, in 2017, we engaged Abrolex in China, Recynergy in Taiwan, Tessolve in India and Southeast Asia. We expect to continue to establish strategic alliances with process licensors, vendors in the electronic design automation software, capital equipment for IC production, and test silicon IP and mask-making software segments to create and take advantage of sales channel and co-marketing opportunities. Additionally, we expect to form relationships with key value chain participants, including foundries and OSATs, to provide services and value across the manufacturing supply chain.

Research and Development

Our research and development focuses on developing and introducing new proprietary technologies, including our DFI solution as well as other software products and enhancements to our existing solutions. We use a rapid-prototyping paradigm in the context of the customer engagement to achieve these goals. We have made, and expect to continue to make, substantial investments in research and development. The complexity of our Design-to-silicon-yield technologies requires expertise in physical IC design and layout, transistor design and semiconductor physics, semiconductor process integration, numerical algorithms, e-beam technology, hardware, statistics and software development. We believe that our team of engineers will continue to advance our market and technological leadership. We conduct in-house training for our engineers in the technical areas, as well as focusing on ways to enhance client service skills. Although it fluctuates, we can have up to one quarter of our research and development engineers operating in the field, partnered with solution implementation engineers in a deliberate strategy to provide direct feedback between technology development and customer needs. We also utilize a variety of skilled independent contractors for specialized development. Our total research and development expenses were $30.1 million, $27.6 million and $19.1 million in 2017, 2016 and 2015, respectively.

 Competition

The semiconductor industry is highly competitive and driven by rapidly changing design and process technologies, evolving standards, short product life cycles, and decreasing prices. We expect market competition to continue to develop and increase as the market for process-design integration technologies and services continues to evolve. We believe the solution to address the needs of IC companies requires a unified system of yield models, design analysis software, CV test chips, physical IP creation, and semiconductor manufacturing software. Currently, we are the leading provider of comprehensive commercial solutions for integrating design and manufacturing processes. We face indirect competition from internal groups at IC companies that use an incomplete set of components not optimized to accelerate process-design integration. Some providers of semiconductor manufacturing software, inspection equipment, electronic design automation, or design IP may seek to broaden their product offerings and compete with us. In each of our product markets, we face competition from established and potential competitors, some of which may have greater financial, research, engineering, manufacturing and marketing resources than we have.

We face competition for some of the point applications of our solutions including some of those used by the internal groups at IC companies. Specifically there are several suppliers of (i) yield management and/or prediction systems, such as KLA-Tencor, Mentor Graphics, Rudolph Technologies, Inc. (“Rudolph”), Synopsys, Inc. (“Synopsys”), and Qualtera, (ii) semiconductor manufacturing software, such as Applied Materials, Inc., BISTel Inc., Invantest, Inc., MKS Instruments, Inc., Optimal+, Rudolph, Siemens AG (through its acquisition of Mentor Graphics, which previously acquired Galaxy Semiconductor Solutions), and Trancom Technology, Inc. and, (iii) inline inspection, metrology and electrical test equipment providers, such as Applied Materials, Inc., Hermes Microvision, Inc., and Keysight Technologies, Inc. Further, ARM Ltd. and Synopsys provide standard cells in the physical IP space and Tela Innovations, Inc. provides software for standard cell synthesis, each of which could compete with our Template™ technology solution. Further, we may compete with the products or offerings of the same or additional companies if we expand our offerings, or they expand their offerings, through acquisition or development. In addition, Synopsys now appears to offer directly competing DFM solutions, while other EDA suppliers provide alternative DFM solutions that may compete for the same budgetary funds.

        We believe that our solutions compare favorably with respect to competition because we have demonstrated results and reputation, strong core technology, ability to create innovative technology, and ability to implement solutions for new technology and product generations.

Employees

As of December 31, 2017, we had 417 employees worldwide, including 265 on client service teams, 91 in research and development, 26 in sales and marketing, and 35 in general and administrative functions. Of these employees, 186 are located in the United States and Canada, 190 in Asia, and 41 in Europe.

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

Executive Officers

The following table and notes set forth information about our current executive officers as of February 28, 2018.

Name	Age	Position
John K. Kibarian, Ph.D.	53	President, Chief Executive Officer, and Director
Gregory C. Walker	64	Vice President, Finance and Chief Financial Officer
Cees Hartgring, Ph.D.	65	Vice President, Client Services and Sales
Kimon Michaels, Ph.D.	51	Vice President, Products and Solutions
Kwang-Hyun Kim, Ph.D.	62	Vice President, Business Development, PDF Solutions Semiconductor Technology Korea Limited

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

Historically, we have had a small number of large customers for our core Design-to-silicon-yield solutions and that contribute significant Gainshare performance incentives revenue. In the year ended December 31, 2017, one customer, GlobalFoundries, accounted for 40% of our revenues. We could lose a customer due to its decision not to engage us on future process nodes, its decision to reduce the scope of our services or technology used, which is permitted in certain of our contracts if the customer company's business materially adversely changes, its decision not to develop its own future process node, or as a result of industry factors, including but not limited to consolidation. Further, new business may be delayed if a key customer uses its leverage to push for terms that are worse for us and we nonetheless continue to negotiate for better terms, in which case Solutions revenue in any particular quarter or year may fail to meet expectations. Also, the loss of any of these customers or the failure to secure new contracts with these customers could further increase our reliance on our remaining customers. For example, in the first quarter of 2015, we recognized significant one-time revenue associated with closing two contracts with one of our then-largest customers that we were unable to close on the expected schedule. Further, if any of our key customers default, declare bankruptcy or otherwise delay or fail to pay amounts owed, or we otherwise have a dispute with any of these customers, our results of operations would be negatively affected in the short term and possibly the long term. These customers may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses or, in some cases, take advantage of contractual provisions that permit the suspension of contracted work for some period if their business experiences a financial hardship, which would harm our operating results. In particular, these events could cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers or reassign resources.

If we are unable to complete development of our e-beam measurement tool for in-line wafer inspection on schedule or at all, or successfully commercialize our Design-for-Inspection (DFI) solution, our future market opportunity and revenues will suffer and our costs may not be recouped.

Certain use cases of our DFI solution remain to be proven, and the in-line version is still in development. To date, we have invested significantly in the design and development of our DFI eProbe tool and related intellectual property. If existing foundry customers fail to renew or expand the number or use of the systems they are using, or new foundry customers fail to adopt our DFI solution, and our results may suffer. Also, if the results of our DFI solution are not as we expect, we may not be able to successfully commercialize these technologies on schedule, or at all, and we may miss the market opportunity and not recoup our investment. Further, our DFI tool may cause unexpected damage to wafers or delays processing wafers, which we could be liable for, or which may make customers unwilling to use it. If we are not able to create significant interest and show reliable and useful results, our investment may not be recouped and our future results may suffer.

Decreases in wafer volumes at our customers’ manufacturing sites or the volume of ICs that some of our customers are able to sell to their customers would cause our Gainshare performance incentives revenue to suffer.

Our Gainshare performance incentives revenue is largely determined by wafer volumes at manufacturing sites covered by our contracts and, in some cases, the volume of an IC product that our customer is able to sell to its customers. Both of these factors are outside of our control. Further, some of our manufacturing customers’ business is largely dependent on customers that use our manufacturing customer as a second or third source. If those customers consolidate and/or otherwise move the orders to manufacturing facilities not covered by our contracts, or suspend their manufacturing at covered facilities for any reason, including consolidation, our Gainshare revenue will decrease. Reduced demand for semiconductor products decreases the volume of wafers and, in some cases, products our customers are able to sell, which would also directly decrease our Gainshare revenue. For example, 28nm volumes were lower in 2017 than expected. Also, our customers may unilaterally decide to implement changes to their manufacturing processes during the period that is covered by Gainshare, which could negatively affect yield results and our revenue. Since we currently work on a small number of large projects at a specified manufacturing sites and, in some cases, on specific IC products, our results of operations are adversely affected by negative changes at those sites or in those products. For example, if wafer orders from sites covered by our contracts are not secured by our customers, if an end product does not achieve commercial viability, if a process line or, in some cases, a specific product, do not achieve significant increases in yield or sustain significant volume manufacturing during the time we receive Gainshare, revenues associated with such volumes or products would be negatively impacted. This could significantly reduce our revenue and results of operations below expectations. In addition, if we work with two directly competitive manufacturing facilities or products, volume in one may offset volume, and thus any of our related Gainshare, in the other facility or product.

If semiconductor designers and manufacturers do not continue to adopt, or they significantly delay adoption of, our products and solutions, our revenues will suffer.

If semiconductor designers and manufacturers do not continue to adopt our products and solutions, both as currently comprised and as we may offer them in the future, our revenues will decline. We may not be successful if we do not continue to enter into long-term agreements with existing customers and new customers that cover a larger number of IC products, processes, or manufacturing facilities. If we do not continue to develop customer relationships with companies that are integrated device manufacturers (or IDMs), fabless semiconductor companies, foundries, and out-sourced assembly and test companies (or OSATs), as well as system houses, the market acceptance of our solutions will suffer. Factors that may limit adoption of our products and solutions by semiconductor companies include:

•	our existing and potential customers’ delay in their adoption of the current or next process technology including derivatives of older nodes;

•	our inability to keep pace with the rapidly evolving technologies and equipment used in the semiconductor design and manufacturing processes;

•	our inability to convince foundry customer to adopt DFI solution or fabless customers to include our on-chip measurement devices in tape outs;

•	our customers’ failure to achieve satisfactory results using our Design-to-silicon-yield solutions;

•	the lack of proven results with new technologies and solutions that we may develop; and

•

our inability to develop, market, or sell effective solutions that are outside of our traditional logic focus of manufacturing process solutions, for example 3-D memory processes or our Design-for-Inspection (DFI) IP and hardware technology.

The semiconductor market is volatile and unpredictable and is exacerbated by economic uncertainty, which limits our ability to forecast our business and could negatively impact our results of operations.

The semiconductor industry historically has been volatile with up cycles and down cycles, due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ IC products by consumers, inventory levels relative to demand, and access to affordable capital. As a result of the various factors that affect this volatility, the timing and length of any cycles can be difficult to predict. Economic uncertainty exacerbates negative trends in consumer spending and can cause some of our customers to delay or refrain altogether from entering into new engagements, licensing new or additional software products, or renewing maintenance and support for existing licensed software. Difficulties in obtaining capital and deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing for other purchases, which could tie up funds otherwise budgeted for purchases of our solutions and technologies. For example, the timing of the build-out of the semiconductor market in China depends significantly on governmental funding on both local and national levels and a delay in this funding could negatively affect our revenues. Any of these events could negatively affect our revenues and make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. Customers with liquidity issues may also lead to additional bad debt expense.

Our solution implementations or system installation/configurations may take longer than budgeted, which could slow our revenue recognition and may also result in a loss contract, which would negatively affect our operating results.

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

Our sales cycle is lengthy and customers may delay entering into contracts or decide not to adopt our products or solutions after we have performed services or provided evaluation licenses, which could result in delays in recognizing revenue and negatively impact our results of operations in a quarter or result in lower revenue than we expected if a contract is not consummated at all.

On-going negotiations and evaluation projects for new products, with new customers or in new markets may not result in significant revenues for us if we are unable to close new engagements on terms favorable to us, in a timely manner, or at all. Unexpected delays in our sales cycle could cause our revenues to fall short of expectations. Further, the timing and length of negotiations required to enter into agreements with our customers and the ultimate enforcement of complex negotiated contractual provisions as we intended is difficult to predict. If we do not successfully negotiate certain key complex contractual provisions or there are disputes regarding such provisions and they are not enforced as we intended, the future available market for our solutions could decrease and our revenues and results of operations would suffer. Further, our customers sometimes delay starting negotiations until they begin developing a new process, need to insert a new product, or experience specific yield issues. This means that on occasion we have, and may continue to provide technology and services under preliminary documentation before executing the final contract. In these cases, we could not recognize revenue and would defer associated costs until execution of the final contract, which, if significant, could negatively impact our results of operations in the periods before we execute the final contract. Further, if we were to incur significant effort and then fail to enter into a final contract, we would have to write-off such deferred costs in the period in which the negotiations ended, which would decrease our gross margin and could result in significant operating losses.

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

•

compliance with, inconsistencies among, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar, including, among other issues, with respect to employees, personal data, tax, protection of our IP, and a wide variety of operational regulations and trade and export controls under domestic, foreign, and international law;

•

currency risk due to the fact that certain of our payables and for our international offices are denominated in the foreign currency, including the Euro, Yen, and RMB, while virtually all of our revenues is denominated in U.S. dollars, or in the event a larger portion of our revenues becomes denominated in foreign currencies, we would be subject to a potentially significant exchange rate risk;

•	quarantine, private travel limitation, or business disruption in regions affecting our operations, stemming from actual, imminent or perceived outbreak of human pandemic or contagious disease; or

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

10. Inadvertent disclosure of our customers’ confidential information or our failure to comply with our client’s security rules for on-site access could result in costly litigation, cause us to lose existing and potential customers, or negatively impact on-going business with existing customers.

Our customers consider their product yield information and other confidential information, which we must gather in the course of our engagement with the customer, to be extremely competitively sensitive. Many of our clients have strict security rules for on-site access to their confidential information. If we inadvertently disclosed or were required to disclose this information, or we fail to adequately comply with customers’ security protocols for accessing confidential information, we would likely lose existing and potential customers, could be subject to costly litigation, or our on-going business could be negatively impacted. In addition, to avoid potential disclosure of confidential information to competitors, some of our customers may, in the future, ask us not to work with key products or processes, which could limit our revenue opportunities.

Our ability to sell our products may depend on the quality of our support and services offerings, including delivering of software as a service (SaaS), and our failure to offer high-quality support and services could negatively affect our sales and results of operations.

Once our software products are integrated within our customers’ hardware and software systems, our customers may depend on our support organization to resolve any issues relating to our products. Further, in connection with delivering our software as a service, which requires us to maintain adequate server hardware and internet infrastructure, including system redundancies, we will need to meet contractual uptime obligations A high level of system and support is critical for the successful marketing and sale of our products. If we do not effectively provide subscription access to our SaaS customers, assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell our software products to existing customers may be negatively affected, our results of operations could be negatively impacted if we must provide credits for system downtime, and our reputation with potential customers could be harmed. If our software customers have a poor perception of our support and services offerings, they may choose not to purchase via SaaS, renew software support and maintenance or term-based licenses when the current period expires. In addition, due to our international operations, our system and support organization faces challenges associated with delivering support, hours that support is available, training, and documentation where the user’s native language may not be English. If we fail to maintain high-quality support and services, our customers may choose our competitors’ products instead of ours in the future, which would negatively affect our revenues and results of operations.

Defects in our proprietary technologies, hardware and software tools, and failure to effectively remedy any such defects could decrease our revenue and our competitive market share.

If the software, hardware, or proprietary technologies we provide to a customer contain defects that negatively impact customers' ability to use our solutions or software, increase our customers’ cost of goods sold and time-to-market or damage our customers’ property, these defects could significantly decrease the market acceptance of our solutions or results in warranty or other claims. We must adequately train our new personnel, especially our client service and technical support personnel, to effectively and accurately, respond to and support our customers. If we fail to do this, it could lead to dissatisfaction among our customers, which could slow our growth. Further, the cost of support resources required to remedy any defects in our technologies, hardware, or software tools could exceed our expectations. Any actual or perceived defects with our software, hardware, or proprietary technologies may also hinder our ability to attract or retain industry partners or customers, leading to a decrease in our revenue. These defects are frequently found during the period following introduction of new software, hardware, or proprietary technologies or enhancements to existing software, hardware, or proprietary technologies. Our software, hardware, and proprietary technologies may contain errors not discovered until after customer implementation of the silicon design and manufacturing process recommended by us. If our software, hardware, or proprietary technologies contain errors or defects, it could require us to expend significant resources to remedy these problems or defend claims, which could reduce margins and result in the diversion of technical and other resources from our other customer implementations and development efforts.

If we do not effectively manage, support, and safeguard our worldwide information systems, and integrate recent and planned growth, our business strategy may fail.

We have experienced in the past, and may experience in the future, interruptions in our information systems on which our global operations depend. Further, we may face attempts by others to gain unauthorized access through the Internet to our information technology systems whether hosted by us or service providers, to intentionally hack, interfere with, or cause physical or digital damage to or failure of such systems (such as significant viruses or worms), which attempts we or they may be unable to prevent. We or our service providers could be unaware of an incident or its magnitude and effects until after it is too late to prevent it and the damage it may cause. The theft, unauthorized use, or a cybersecurity attack that results in the publication of our trade secrets and other confidential business information as a result of such an incident could negatively affect our competitive position, the value of our investment in product or research and development, and third parties might assert against us or our customers claims related to resulting losses of confidential or proprietary information or end-user data and/or system reliability. In any such event, our business could be subject to significant disruption, and we could suffer monetary and other losses, including reputational harm, which costs we may not be able to recover from our service providers. In addition, we must frequently expand our internal information system to meet increasing demand in storage, computing and communication, which may result in increased costs. Our internal information system is expensive to expand and must be highly secure due to the sensitive nature of our customers’ information that we transmit. Building and managing the support necessary for our growth places significant demands on our management and resources. These demands may divert these resources from the continued growth of our business and implementation of our business strategy.

If we are not able to retain, attract, motivate, and strategically locate talented employees, including some key executives, our business may suffer.

Our success and competitiveness depend on our ability to retain, attract, motivate, and strategically locate in our offices around the globe, talented employees, including some of our key executives. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, changes in our management or leadership, the hiring practices at our competitors or customers, cost reduction activities, and the effectiveness of our compensation programs, including equity-based programs. Further, we have had, and expect to continue to have, difficulty in obtaining visas permitting entry for some of our employees that are foreign nationals into the United States, and delays in obtaining visas permitting entry into other key countries, for several of our key personnel, which disrupts our ability to strategically locate our personnel. In recent years, the United State has increased the level of Security in granting H-1(b), L-1 and other business visas. The Trump administration has indicated that immigration reform is a priority. If we lose the services of certain of our key executives or a significant number of our engineers, it could disrupt our ability to implement our business strategy. If we do not successfully attract, retain, and motivate key employees, including key executives, we may be unable to realize our business objectives and our operating results may suffer.

Our stock price has been volatile in the past, and our earnings per share and other operating results may vary quarter to quarter, which could result in not meeting investors’ expectations and cause our stock price to drop.

Our stock price has fluctuated widely during the few years, from a low closing price of $8.99 per share in January 2016 to a high closing price of $24.16 per share in December 2016. A factor in the volatility may be that our historical quarterly operating results have fluctuated. Our future quarterly operating results will likely fluctuate from time to time and may not meet the expectations of securities analysts and investors in some future period, which could cause our stock price to decrease again. A significant reduction in our stock price negatively impacts our ability to raise equity capital in the public markets and increases the cost to us, as measured by dilution to our existing shareholders, of equity financing. In addition, the reduced stock price also increases the cost to us, in terms of dilution, of using our equity for employee compensation or for acquisitions of other businesses. A greatly reduced stock price could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest, a hostile take-over bid, and fewer business development opportunities. Also, significant volatility in the stock price could be followed by a securities class action lawsuit, which could result in substantial costs and a diversion of our management’s attention and resources.

Competition in the market for yield improvement solutions and increased integration between IC design and manufacturing may intensify in the future, which could impede our ability to grow or execute our strategy.

Competition in our market may intensify in the future, which could slow our ability to grow or execute our strategy and could lead to increased pricing pressure, negatively impacting our revenues. Our current and potential customers may choose to develop their own solutions internally, particularly if we are slow in deploying our solutions or improving them to meet market needs. These and other competitors may be able to operate with a lower cost structure than our engineering organization, which would give any such competitor’s products a competitive advantage over our solutions. We currently face indirect competition from the internal groups at IC companies and some direct competition from providers of (i) yield management and/or prediction systems, such as KLA-Tencor, Mentor Graphics, Rudolph Technologies, Inc. (“Rudolph”), Synopsys, Inc. (“Synopsys”), and Qualtera, (ii) semiconductor manufacturing software, such as Applied Materials, Inc., BISTel Inc., Invantest, Inc., MKS Instruments, Inc., Optimal+, Rudolph, Siemens AG (through its acquisition of Mentor Graphics, which previously acquired Galaxy Semiconductor Solutions), and Trancom Technology, Inc. and, (iii) inline inspection, metrology and electrical test equipment providers, such as Applied Materials, Inc., Hermes Microvision, Inc., and Keysight Technologies, Inc. Further, ARM Ltd. and Synopsys provide standard cells in the physical IP space and Tela Innovations, Inc. provides software for standard cell synthesis, each of which could compete with our Template™ technology solution. Further, we may compete with the products or offerings of these named companies or additional companies if we expand our offerings through acquisition or development. Further, electronic design automation suppliers provide alternative DFM solutions that may compete for the same budgetary funds. There may be other providers of commercial solutions for systematic IC yield and performance enhancement of which we are not aware. Further, some providers of yield management software or inspection equipment may seek to broaden their product offerings and compete with us. In addition, we believe that the demand for solutions that address the need for better integration between the silicon design and manufacturing processes may encourage direct competitors to enter into our market. For example, large integrated organizations, such as IDMs, electronic design automation software providers, IC design service companies or semiconductor equipment vendors, may expand their product offerings or decide to spin-off a business unit to compete with us. Other potential competitors include fabrication facilities that may decide to offer solutions competitive with ours as part of their value proposition to their customers. If these potential competitors change the pricing environment or are able to attract industry partners or customers faster than we can, we may not be able to grow and execute our strategy as quickly or at all.

Measurement of our Gainshare performance incentives and other variable consideration requires data collection and customers’ use of estimates in some cases, and is subject to customer agreement and later offset if actual data differ from customers’ estimates, which can result in uncertainty and cause quarterly results to fluctuate.

We can only recognize revenue based on Gainshare performance incentives once we have reached agreement with our customers on their level of yield performance improvements and quarterly agreements are sometimes based on estimates of volume results each quarter. Measuring the amount of yield improvement is inherently complicated and dependent on our customers’ internal processes, thus, there may be uncertainty as to some components of measurement. Also, some variable considerations can be highly susceptible to delays in the customer measurement of key factors such as reporting volumes results and level of yield. Therefore, we may have to estimate revenue related to contingent variable fees or usage-based or sales-based royalties prior to the receipt of performance reports, such as Gainshare acknowledgements, or other related information from customers. These estimates are subject judgment to evaluate whether it is probable that a significant revenue reversal will not occur in future periods, which could result in our recognition of less revenue than expected in any particular period and later offset when actual results become available.

Changes in the structure of our customer contracts, including the mix between fixed and variable revenue and the inclusion of acceptance criteria can adversely affect the amount and timing of our total revenues.

Our long-term success is largely dependent upon our ability to structure our future customer contracts in line with market condition. In addition, if the mix shifts toward more Gainshare, we may increase the variability or timing of recognition of our revenue, and therefore increase the risk that our total future revenues will be lower than expected and fluctuate significantly from period to period. Further, if we agree to contractual acceptance criteria in contracts and fail to meet them, the total revenues we receive under a contract could be delayed or decline.

We have experienced losses in the past and we may incur losses again in the future.

We have experienced losses in the past and we incur losses again in the future if we are not able to adequately control our costs or if total revenues fail to meet expectations. In addition, virtually all of our quarterly operating expenses are fixed, so any shortfall in anticipated quarterly revenue could significantly reduce our operating results below expectations. Our accumulated deficit was $27.1 million as of December 31, 2017. We expect to continue to incur significant expenses in connection with:

•	funding for research and development;

•	expansion of our solution implementation teams;

•	restructuring costs related to our cost control and management efforts;

•	expansion of our sales and marketing efforts; and

•	additional non-cash charges relating to amortization and stock-based compensation.

Further, if the availability of our new office space is not ready on our expected schedule, we may incur additional costs related to hold-over rates at the current location of our headquarters and other expenses

Our technologies could infringe the intellectual property rights of others, causing costly litigation and the loss of significant rights.

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

Changes in effective tax rates could positively affect our earnings, thereby raising investors’ expectations, while the final tax rates that are determined could be significantly higher, thereby lowering our earnings and causing us to miss investors’ expectations, which could cause our stock price to drop, and we may not be able to use tax credits before their expiration if we fail to have sufficient future income.

 We conduct our business globally and, as a result, are subject to taxation in the United States and foreign countries. Our future tax rates could be affected by numerous factors, including recent changes in tax laws or the interpretation of such tax laws and changes in accounting policies. Our filings are subject to reviews or audit by the Internal Revenue Service and state, local and foreign taxing authorities. We cannot be sure that any final determination in an audit would not be materially different than the treatment reflected in our historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit, there could be a significant negative effect on our income tax provision and our operating results in the period or periods for which that determination is made. Any changes in our geographical earnings mix in various tax jurisdictions, including those resulting from transfer pricing adjustments, could materially increase our effective tax rate. Furthermore, we maintain deferred tax assets related to federal, foreign and certain state tax credits. Our ability to use these credits prior to their expiration is dependent upon having sufficient future income.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.

The 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted on December 22, 2017, and significantly changes how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and affect our results of operations in the period issued.

The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the Tax Act in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, accounting treatment is clarified, we perform additional analysis on the application of the law, and we refine estimates in calculating the impact, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located in San Jose, California.  Our lease is currently for approximately 28,600 square feet of office space and approximately 2,400 square feet of laboratory space and terminates at the end of September 2018. We have identified suitable replacement space nearby and are in the process of closing a long-term lease agreement and preparing to relocate mid-year. In 2017, we leased a 7,800 square feet of space for a clean-room and office space in Milpitas, California. In February 2018, this lease has been expanded to include an additional 10,000 square feet of office space and extended through January 2023. We lease other office space in La Jolla, California, Pennsylvania and Texas with an aggregate of 12,700 square feet under various leases that expire at different times through April 2022.  We also lease approximately 25,500 square feet of office space in Shanghai, China that expires in September 2018. We also have offices in France, Germany, Italy, Japan, Korea, and Taiwan with an aggregate of approximately 17,200 square feet under various leases that expire at different times through April 2024. We believe our existing and planned facilities are adequate to meet our current needs and are being utilized consistently with our past practice. We consistently look for opportunities to minimize costs related to office space through improved efficiencies and intend to make changes to leased facilities in the future as appropriate to reflect changes in worldwide operations and headcount.

Item 3.  Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. As of December 31, 2017, we were not party to any material legal proceedings, thus no loss was probable and no amount was accrued.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market For Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Market under the symbol “PDFS.” As of March 1, 2018, we had approximately 35 stockholders of record. The number of stockholders of record does not include individuals whose stock is in nominee or “street name” accounts through brokers.

The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported by the NASDAQ Global Market:

2017	High	Low
First Quarter	$23.20	$21.16
Second Quarter	$23.62	$16.24
Third Quarter	$19.69	$14.32
Fourth Quarter	$18.24	$14.32

2016	High	Low
First Quarter	$13.92	$8.99
Second Quarter	$15.24	$12.20
Third Quarter	$18.17	$13.74
Fourth Quarter	$24.16	$17.77

Dividend Policy

No cash dividends were declared or paid in 2017, 2016 or 2015. We currently intend to retain all available funds to finance future internal growth and product development and stock repurchases and therefore do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Stock Performance Graph

The following graph and tables compare the cumulative total stockholder return data for our stock since December 31, 2012 to the cumulative return over such period of (i) The NASDAQ Composite Index and (ii) the RDG Technology Composite Index. The graph assumes that $100 was invested on December 31, 2012. The graph and tables further assume that such amount was initially invested in the Common Stock of the Company at a per share price of $13.78 (closing price on December 31, 2012) and that of any dividends were reinvested. This performance graph and the corresponding tables are not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance on the following graph and tables is not necessarily indicative of future stock price performance.

	12/12	12/13	12/14	12/15	12/16	12/17
PDF Solutions, Inc.	100.00	185.92	107.84	78.66	163.64	113.93
NASDAQ Composite Index	100.00	141.63	162.09	173.33	187.19	242.29
RDG Technology	100.00	132.51	155.05	161.00	181.12	247.79

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 25, 2016, the Board of Directors adopted a program, effective immediately, to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions over the next two years. During the year ended December 31, 2017, the Company repurchased 842,182 shares under this program. As of December 31, 2017, 842,182 shares had been repurchased at an average price of $15.93 per share under this program for a total purchase price of $13.4 million, and $11.6 million remained available for future repurchases.

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter ended December 31, 2017.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)

Consolidated Statements of Operations Data:
Revenues:
Design-to-silicon-yield solutions	$74,436	$77,162	$63,839	$52,769	$61,710
Gainshare performance incentives	27,435	30,299	34,138	47,394	39,743
Total revenues	101,871	107,461	97,977	100,163	101,453
Cost of Design-to-silicon-yield solutions:
Direct costs of Design-to-silicon-yield solutions	47,050	44,074	38,847	37,822	39,470
Impairment of deferred costs	—	—	—	1,892	—
Amortization of acquired technology	471	374	176	—	—
Total cost of Design-to-silicon-yield solutions	47,521	44,448	39,023	39,714	39,470
Gross profit	54,350	63,013	58,954	60,449	61,983
Operating expenses:
Research and development	30,078	27,559	19,096	14,064	13,314
Selling, general and administrative	23,684	22,056	20,421	18,457	17,025
Amortization of other acquired intangible assets	398	432	196	31	74
Restructuring charges	—	—	—	57	197
Total operating expenses	54,160	50,047	39,713	32,609	30,610
Income from operations	190	12,966	19,241	27,840	31,373
Interest and other income (expense), net	(264)	(10)	181	119	(64)
Income before taxes	(74)	12,956	19,422	27,959	31,309
Income tax provision (benefit)	1,263	3,853	7,015	9,497	10,380
Net income (loss)	$(1,337)	$9,103	$12,407	$18,462	$20,929
Net income per share:
Basic	$(0.04)	$0.29	$0.39	$0.60	$0.70
Diluted	$(0.04)	$0.28	$0.39	$0.58	$0.67
Weighted average common shares:
Basic	32,038	31,373	31,424	30,743	29,826
Diluted	32,038	32,431	32,164	31,939	31,393

	December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$101,267	$116,787	$126,158	$115,464	$89,371
Working capital	144,263	151,757	148,795	147,032	120,915
Total assets	224,176	222,329	191,769	177,438	151,164
Long-term obligations	6,171	5,004	3,006	3,227	3,584
Total stockholders’ equity	198,368	198,803	174,307	161,823	134,712

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

 Industry Trend

Consistent with the trend since 2010, in 2018, we expect that the largest logic foundries will continue to invest significantly in leading edge nodes. However, capacity levels in 2018 at advanced nodes, such as 10 and 7 nanometers, may be significantly lower at introduction than some previous nodes, such as 28 nanometers. We also expect that most logic foundries will increase investment in 2018 in derivatives of older process nodes to extract additional value as many of their customers will not move to advanced nodes due to either technological barriers or restrictive economics. Leading foundries are expected to continue to invest in new technologies such as 3-D transistors, memory, and packaging, multi-patterned and EUV lithography, as well as new innovations in process control and variability management. We expect China’s investment in 2018 in semiconductors to continue to accelerate the growth of the industry for the next few years. All these trends provide opportunities to increase our business.

 Generally, the demand for consumer electronics and communications devices continues to drive technological innovation in the semiconductor industry as the need for products with greater performance, lower power consumption, reduced costs and smaller size continues to grow with each new product generation. In addition, advances in computing systems and mobile devices have fueled demand for higher capacity memory chips. To meet these demands, IC manufacturers and designers are constantly challenged to improve the overall performance of their ICs by designing and manufacturing ICs with more embedded applications to create greater functionality while lowering cost per transistor. As a result, both logic and memory manufacturers have migrated to more and more advanced manufacturing nodes, capable of integrating more devices with higher performance, higher density, and lower power. As this trend continues, companies will continually be challenged to improve process capabilities to optimally produce ICs with minimal random and systematic yield loss, which is driven by the lack of compatibility between the design and its respective manufacturing process. We believe that as new advanced nodes continue to be introduced and industry dynamics drive the introduction of derivative nodes, the difficulties of integrating IC designs with their respective processes will create a greater need for products and services that address yield loss across the IC product life cycle.

Financial Highlights

The following were our financial highlights for the year ended December 31, 2017:

•

Total revenues were $101.9 million, which was a decrease of $5.6 million, or 5%, compared to the year ended December 31, 2016. Design-to-silicon-yield solutions revenues were $74.4 million, which was a decrease of $2.7 million, or 4%, compared to the year ended December 31, 2016. The decrease in design-to-silicon-yield solutions revenue was primarily related to lower hours worked across multiple contracts and customers, which was partially offset by increases in Exensio big data and DFI solution revenues that were driven by strong business activities in the year. Gainshare performance incentives revenue was $27.4 million, a decrease of $2.9 million, or 9%, compared to the year ended December 31, 2016. The decrease in revenue from Gainshare performance incentives was primarily driven by continued weakness at the 28nm node across all of our customers, partially offset by the continued ramp up of 14nm revenues by one of our major customers. Gross margin for the year ended December 31, 2017 was 53%, compared to 59% for the year ended December 31, 2016.

•

Net loss was $1.3 million, compared to net income of $9.1 million for the year ended December 31, 2016. The decrease in net income was attributable to a $5.6 million decrease in revenue and a $7.2 million increase in cost of sales and operating expenses, which was primarily related to increases in depreciation and development expense for our DFI solution, salary expenses related to our annual merit performance program, additional R&D investment in Exensio, increased audit and tax fees related to accounting policy and tax law changes, legal expenses related to an acquisition completed during the year, offset by a $2.6 million decrease in income tax provision due to lower taxable income.

•

Net loss per basic and diluted share was $0.04, for the year ended December 31, 2017, compared to net income per basic and diluted share of $0.29 and $0.28, respectively, for the year ended December 31, 2016, a decrease of $0.33 and $0.32 per basic and diluted share, respectively.

•

Cash, cash equivalents and investments decreased $15.5 million to $101.3 million at December 31, 2017, from $116.8 million at December 31, 2016, primarily due to cash used in investing activities related to the development of our DFI solution, and cash used in financing activities primarily due to the repurchases of our common stock, offset by cash generated from operating activities during the year.

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

In some instances, we also license our Design-For-Inspection (“DFI”) system as a separate component of fixed-price service contracts. We allocate revenue to all deliverables based on their relative selling prices. We currently do not have VSOE for our DFI system, thus we use either TPE or BESP in the allocation of arrangement consideration.

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

Income Taxes

We are required to assess the likelihood that our deferred tax assets will be recovered from future taxable income and if we believe that they are not likely to be realizable before the expiration dates applicable to such assets then, to the extent we believe that recovery is not likely, establish a valuation allowance. Changes in the net deferred tax assets, less offsetting valuation allowance, in a period are recorded through the income tax provision in the condensed consolidated statements of operations. The valuation allowance was approximately $9.1 million and $6.8 million as of December 31, 2017, and December 31, 2016, respectively, which was related to California R&D tax credits and California net operating losses related to acquisition that we currently do not believe to be more likely than not to be ultimately realized. If we conclude at a future financial reporting period that there has been a change in our ability to realize our California R&D credit and net operating loss carry forward deferred tax assets, and it is at such time no longer “more–likely-than-not” that we will realize the tax credits before applicable expiration dates, our tax provision will increase in the period in which we make such determination.

Our income tax calculations are based on application of the respective U.S. federal, state or foreign tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations.  At December 31, 2017, no deferred taxes have been provided on undistributed earnings from the Company’s international subsidiaries since these earnings have been, and under current plans will continue to be, permanently reinvested outside the United States.

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

Goodwill and Intangible Assets

We record goodwill when the purchase consideration of an acquisition exceeds the fair value of the net tangible and identified intangible assets as of the date of acquisition. We perform an annual impairment assessment of goodwill during the fourth quarter of each calendar year or more frequently if required to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If further testing is required, we perform a two-step process. The first step involves comparing the fair value of its reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the purpose of impairment testing, we have determined that we have one reporting unit. There was no impairment of goodwill for the period ended December 31, 2017.

Our long-lived assets, excluding goodwill, consist of property and equipment and intangible assets. We periodically review our long-lived assets for impairment. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. During the year ended December 31, 2017, there was no impairment related to our long-lived assets.

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

Results of Operations

The following table sets forth, for the years indicated, the percentage of total revenues represented by the line items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2017	2016	2015
Revenues:
Design-to-silicon-yield solutions	73%	72%	65%
Gainshare performance incentives	27	28	35
Total revenues	100	100	100
Cost of Design-to-silicon-yield solutions:
Direct costs of Design-to-silicon-yield solutions	47	41	40
Impairment of deferred costs	—	—	—
Amortization of acquired technology	—	—	—
Total cost of Design-to silicon-yield solutions	47	41	40
Gross profit	53	59	60
Operating expenses:
Research and development	30	26	19
Selling, general and administrative	23	21	21
Amortization of other acquired intangible assets	—	—	—
Restructuring charges	—	—	—
Total operating expenses	53	47	40
Income from operations	—	12	20
Interest and other income, net	—	—	—
Income before taxes	—	12	20
Income tax provision	1	4	7
Net income (loss)	(1)%	8%	13%

Years Ended December 31, 2017 and 2016

Revenues	2017	2016	$ Change	% Change
(In thousands, except for percentages)
Design-to-silicon-yield solutions	$74,436	$77,162	$(2,726)	(4)%
Gainshare performance incentives	27,435	30,299	(2,864)	(9)
Total	$101,871	$107,461	$(5,590)	(5)%

Design-to-silicon-yield solutions.   Design-to-silicon-yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software and hardware licenses provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-silicon-yield solutions revenue decreased $2.7 million for the year ended December 31, 2017, compared to the year ended December 31, 2016, which was primarily related to lower hours worked across multiple contracts and customers, which was partially offset by increases in Exensio big data and DFI solution revenues that were driven by strong business activities in the year. Our Design-to-silicon-yield solutions revenue may fluctuate in the future and is dependent on a number of factors, including the semiconductor industry’s continued acceptance of our solutions, the timing of purchases by existing customers, and our ability to attract new customers and penetrate new markets, and further penetration of our current customer base.

Gainshare performance incentives.   Gainshare performance incentives revenue represents profit sharing and performance incentives earned contingent upon our customers reaching certain defined operational levels and typically depending on volumes of wafers manufactured by our customers. Revenue derived from Gainshare performance incentives decreased $2.9 million for the year ended December 31, 2017, compared to the year ended December 31, 2016.  The decrease was primarily the result of the Gainshare period ending on an older 28nm node, partially offset by higher Gainshare revenues from a new 28nm customer and from the 14nm nodes. Our Gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate Gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing provisions for Gainshare performance incentives.

Cost of Design-to-silicon-yield solutions	2017	2016	$ Change	% Change
(In thousands, except for percentages)
Direct costs of Design-to-silicon-yield solutions	$47,050	$44,074	$2,976	7%
Amortization of acquired technology	471	374	97	26
Total	$47,521	$44,448	$3,073	7%

Costs of Design-to-silicon-yield solutions. Costs of Design-to-silicon-yield solutions consist of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization of acquired technology.  Direct costs of Design-to-silicon-yield solutions consist of services costs and software licenses costs. Services costs consist of material, employee compensation and related benefits, overhead costs, travel and allocated facilities-related costs. Software license costs consist of costs associated with licensing third-party software used by the Company in providing services to our customers in solution engagements, or sold in conjunction with our software products. Direct costs of Design-to-silicon-yield solutions increased $3.0 million for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to a $1.5 million increase in personnel-related cost driven by world-wide merit increases and an increase in headcount in Asia, a $1.0 million increase in depreciation expense primarily due to depreciation of test equipment and a $0.4 million increase in equipment expenses. Amortization of acquired technology for the year ended December 31, 2017 and 2016 was due to the amortization of acquired technology from acquisitions.

Research and Development	2017	2016	$ Change	% Change
(In thousands, except for percentages)
Research and Development	$30,078	$27,559	2,519	9%

Research and Development.   Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel, facilities cost allocations, and stock-based compensation charges. Research and development expenses increased $2.5 million for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to a $1.4 million increase in subcontractors expense primarily related to our DFI and Exensio development projects, a $0.7 million increase in personnel-related cost primarily due to word-wide merit increases, and a $0.4 million increase in depreciation expense related to our DFI equipment. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the size and the timing of product development projects and revenue generating activity requirements.

Selling, General and Administrative	2017	2016	$ Change	% Change
(In thousands, except for percentages)
Selling, general and administrative	$23,684	$22,056	1,628	7%

Selling, General and Administrative.   Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses increased $1.6 million for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to a $0.4 million increase in personnel-related cost primarily due to world-wide merit increases and hiring of executives, a $0.4 million increase in accounting cost related to accounting policy and tax law changes, a $0.4 million increase in facilities expense, a $0.3 million increase in legal expense related to an acquisition, and a $0.3 million increase in bad debt expense due to higher level of accounts receivable, offset by a $0.1 million decrease in depreciation expense. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

Amortization of Other Acquired Intangible Assets	2017	2016	$ Change	% Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$398	$432	(34)	(8)%

Amortization of Other Acquired Intangible Assets.   Amortization of other acquired intangible assets consists of the amortization of intangibles acquired as a result of a business combination. Amortization of acquired intangible assets for the year ended December 31, 2017 and 2016 was due to the amortization of acquired intangible assets from acquisitions.

Interest and Other (Expense) Income, Net	2017	2016	$ Change	% Change
(In thousands, except for percentages)
Interest and other (expense) income, net	$(264)	$(10)	(254)	2,540%

Interest and Other (Expense) Income, Net.  Interest and other (expense) income, net, primarily consists of interest (expense) income and foreign currency exchange gain (loss). Interest and other expense increased $0.3 million for the year ended December 31, 2017, compared to the year ended December 31, 2016, which was primarily due to fluctuations in foreign exchange rates, offset by increase in interest income due to higher interest rate. We anticipate interest and other income (expense) will fluctuate in future periods as a result of our projected use of cash and fluctuations of foreign exchange rates.

Income Tax Provision	2017	2016	$ Change	% Change
(In thousands, except for percentages)
Income tax provision	$1,263	$3,853	(2,590)	(67)%

Income Tax Provision.  Our effective tax rate was different than the statutory federal tax rate primarily due to our pre-tax loss and the impact of US tax reform enacted in December 2017. The change in income tax provision to $1.3 million from $3.9 million was mainly due to the lower taxable income and tax reform impact. On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act (the “Act”), which significantly changes the existing U.S. tax laws. Major reforms in the legislation include reduction in the corporate tax rate from 35% to 21% and a move from a worldwide tax system to a territorial system. As a result of enact of legislation, we recognized a tax expense of $3.2 million in our consolidated statement of operations for the year ended December 31, 2017 and corresponding $3.2 million decrease in net deferred tax assets as of December 31, 2107. The Company estimated the transition tax has no impact to the Company. The changes included in the Act are broad and complex. The final transition impacts of the Act may differ from our estimate due to, among other things, changes in interpretations of the Act, any legislative action address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act, or any updates or changes to estimates we utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates, cumulative unrepatriated foreign earnings and foreign exchange rates of foreign subsidiaries. The SEC has issued guidance that would allow for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. We consider the accounting for deferred tax remeasurements, the impact of the transition of U.S. international taxation from a worldwide tax system to a territorial system, and other provisions to be incomplete due to the forthcoming guidance and our ongoing analysis. We expect to complete our analysis within the measurement period in accordance with SAB 118.

Any significant change in our future effective tax rates could adversely impact our consolidated financial position, results of operations and cash flows. Our future tax rates may be adversely affected by a number of factors including increase in expenses not deductible for tax purposes, tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, our ability to use tax attributes such as research and development tax credits and net operation losses, the tax effects of employee stock activity, audit examinations with adverse outcomes, changes in general accepted accounting principles and the effectiveness of our tax planning strategies.

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

Liquidity and Capital Resources

As of December 31, 2017, our working capital, defined as total current assets less total current liabilities, was $144.3 million, compared to $151.8 million as of December 31, 2016. Cash and cash equivalents were $101.3 million as of December 31, 2017, compared to $116.8 million as of December 31, 2016.  As of December 31, 2017 and 2016, cash and cash equivalents held by our foreign subsidiaries were $3.1 million and $3.4 million, respectively. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for the next twelve months.

 During the year ended December 31, 2017, cash generated from operating activities of $10.5 million was a result of $1.3 million of net loss, non-cash adjustments to net income of $17.0 million and a decrease in the net change in operating assets and liabilities of $5.2 million. Non-cash charges consisted primarily of stock-based compensation of $11.8 million, depreciation and amortization of $4.8 million, amortization of acquired intangible assets of $0.9 million, deferred taxes of $0.5 million and reversal of doubtful account of $0.2 million. Cash flow decreases resulting from the net change in operating assets and liabilities primarily consisted of a $9.6 million increase in accounts receivable, mainly due to the lengthening of customer payments despite decrease in revenues, and a $0.3 million net decrease in deferred revenue, partially offset by a $2.1 million decrease in other non-current assets, primarily due to the decrease in long-term unbilled portion of the our Design-to-silicon-yield solution contracts, a $2.0 million inecrease in accounts payable, a $0.4 million decrease in prepaid expense and other current assets, and  a $0.2 million increase of accrued compensation and related benefits. The increase in accounts receivable and days of sales outstanding, or DSO, was primarily driven by the geographic shift in total revenues to Asia, where slow payments are common due to governmental currency controls and regulations. Cash flows used in investing activities of $14.1 million for the year ended December 31, 2017, consists of $ $10.3 million payments for capital expenditures, primarily related to development of our DFI solution and a $3.8 million payments for business acquisitions. Cash flows used in financing activities of $12.2 million for the year ended December 31, 2017, consisted of $2.8 million of proceeds from the exercise of stock options and $1.9 million of proceeds from our Employee Stock Purchase Plan, offset by $13.4 million of cash payments for taxes related to net share settlements of equity awards, and $3.5 million cash used to repurchase shares of our common stock.

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

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands) as of December 31, 2017:

	Payments Due by Period
Contractual Obligations	2018	2019	2020	2021	2022	2023 and thereafter	Total
Operating lease obligations	1,767	535	445	361	101	26	3,235
Purchase obligations(1)	8,310	499	286	222	222	—	9,539
Total(2)	$10,077	$1,034	$731	583	323	26	$12,774

______________

(1)	Purchase obligations consist of agreements to purchase goods and services entered in the ordinary course of business.

(2)

The contractual obligation table above excludes liabilities for uncertain tax positions of $3.1 million, which are not practicable to assign to any particular years, due to the inherent uncertainty of the tax positions.  See Note 7 of “Notes to Consolidated Financial Statements” for further discussion.

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

Interest Rate Risk.   As of December 31, 2017, we had cash and cash equivalents of $101.3 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at December 31, 2017, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. We enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a large global financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net. As of December 31, 2017, the notional amount of this outstanding forward contract was $8.2 million. A foreign currency exchange rate movement of plus-or-minus 10% will result in the change in fair value of this contract of plus-or-minus $0.8 million.

Item 8.   Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this Item 8 are listed in Item 15(1) of this Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2017, in connection with the filing of this Annual Report on Form 10-K. Based on that evaluation as of December 31, 2017, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Our management, with the participation of our principal executive officer and principal financial and accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. This evaluation was based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter ended December 31, 2017, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Pursuant to Paragraph (3) of the General Instructions to Form 10-K, certain of the information required by Part III of this Form 10-K is incorporated by reference from our Proxy Statement as set forth below. The Proxy Statement is expected to be filed within 120 days of December 31, 2017.

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

10.04	PDF Solutions, Inc. 2001 Employee Stock Purchase Plan (incorporated herein by reference to registrant’s proxy statement dated April 6, 2010)*
10.05	IDS Software, Inc. 2001 Stock Option/Stock Issuance Plan and related agreements (incorporated herein by reference to registrant’s Registration Statement on Form S-8 filed October 17, 2003)*
10.06	PDF Solutions Inc. Fourth Amended and Restated 2011 Stock Incentive Plan (incorporated herein by reference to Appendix A to the registrant’s proxy statement dated April 14, 2017)*
10.07	Form of Stock Option Agreement (Non-statutory) under PDF Solutions, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to registrant's Annual Report on Form 10-K filed March 15, 2012)*
10.08	Form of Stock Unit Agreement under PDF Solutions, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to registrant's Annual Report on Form 10-K filed March 15, 2012)*
10.09	Form of Stock Appreciation Right Agreement under PDF Solutions, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to registrant’s filing on Form 10-Q filed November 9, 2012)
10.10	Employment confirmation to John Kibarian from PDF Solutions, Inc. dated October 13, 2009 (incorporated herein by reference to registrant's Annual Report on Form 10-K filed March 15, 2012)*
10.11	Employment confirmation to Kimon Michaels from PDF Solutions, Inc. dated October 13, 2009 (incorporated herein by reference to registrant's Annual Report on Form 10-K filed March 15, 2012)*
10.12	Offer Letter to Gregory Walker from PDF Solutions, Inc. dated November 1, 2011 (incorporated herein by reference to registrar’s Quarterly Report on Form 10-Q filed November 9, 2011)*
10.13	Offer letter to Cornelius D. Hartgring from PDF Solutions, Inc. dated August 29, 2002 (incorporated herein by reference to registrant’s Annual Report on Form 10-K filed March 26, 2003)*
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

PDF SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Stockholders of PDF Solutions, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of PDF Solutions, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 16, 2018

We have served as the Company’s auditor since 2009.

PDF SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$101,267	$116,787
Accounts receivable, net of allowances of $374 and $200, respectively	57,564	48,157
Prepaid expenses and other current assets	5,069	5,335
Total current assets	163,900	170,279
Property and equipment, net	25,386	19,341
Goodwill	1,923	215
Intangible assets, net	6,074	4,223
Deferred tax assets	16,348	15,640
Other non-current assets	10,545	12,631
Total assets	$224,176	$222,329
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,536	$2,206
Accrued compensation and related benefits	6,493	5,959
Accrued and other current liabilities	2,627	2,080
Deferred revenues - current portion	7,981	8,189
Billings in excess of recognized revenues	—	88
Total current liabilities	19,637	18,522
Long-term income taxes payable	3,902	3,354
Other non-current liabilities	2,269	1,650
Total liabilities	25,808	23,526
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 39,799 and 38,514, respectively; shares outstanding 32,112 and 31,864, respectively	5	5
Additional paid-in capital	297,950	281,423
Treasury stock, at cost, 7,688 and 6,650 shares, respectively	(71,793)	(54,882)
Accumulated deficit	(27,089)	(25,752)
Accumulated other comprehensive loss	(705)	(1,991)
Total stockholders’ equity	198,368	198,803
Total liabilities and stockholders’ equity	$224,176	$222,329

See accompanying notes to consolidated financial statements.

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Revenues:
Design-to-silicon-yield solutions	$74,436	$77,162	$63,839
Gainshare performance incentives	27,435	30,299	34,138
Total revenues	101,871	107,461	97,977
Cost of Design-to-silicon-yield solutions:
Direct costs of Design-to-silicon-yield solutions	47,050	44,074	38,847
Impairment of deferred cost	—	—	—
Amortization of acquired technology	471	374	176
Total cost of Design-to-silicon-yield solutions	47,521	44,448	39,023
Gross profit	54,350	63,013	58,954
Operating expenses:
Research and development	30,078	27,559	19,096
Selling, general and administrative	23,684	22,056	20,421
Amortization of other acquired intangible assets	398	432	196
Restructuring charges	—	—	—
Total operating expenses	54,160	50,047	39,713
Income from operations	190	12,966	19,241
Interest and other (expense) income, net	(264)	(10)	181
Income before taxes	(74)	12,956	19,422
Income tax provision (benefit)	1,263	3,853	7,015
Net income (loss)	$(1,337)	$9,103	$12,407

Net income (loss) per share
Basic	$(0.04)	$0.29	$0.39
Diluted	$(0.04)	$0.28	$0.39

Weighted average common shares
Basic	32,038	31,373	31,424
Diluted	32,038	32,431	32,164

Net income (loss)	$(1,337)	$9,103	$12,407
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	1,286	(448)	(862)
Comprehensive income (loss)	$(51)	$8,655	$11,545

See accompanying notes to consolidated financial statements.

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Treasury Stock			Accumulated Other
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Comprehensive Income (Loss)	Total
	(In Thousands)
Balances, January 1, 2015	31,116	$5	$248,734	5,142	$(34,048)	$(52,187)	$(681)	$161,823
Issuance of common stock in connection with employee stock purchase plan	110	-	1,379	-	-	-	-	1,379
Issuance of common stock in connection with exercise of options	655	-	5,039	-	-	-	-	5,039
Vesting of restricted stock units	453	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	(133)	-	-	133	(1,810)	-	-	(1,810)
Repurchases of common stock	(1,090)	-	--	1,090	(14,525)	-	-	(14,525)
Stock-based compensation expense	-	-	9,761	-	-	-	-	9,761
Tax benefit from employee stock plans	-	-	1,095	-	-	-	-	1,095
Comprehensive income	-	-	-	-	-	12,407	(862)	11,545
Balances, December 31, 2015	31,111	$5	$266,008	6,365	$(50,383)	$(39,780)	$(1,543)	$174,307
Issuance of common stock in connection with employee stock purchase plan	173	-	1,557	-	-	-	-	1,557
Issuance of common stock in connection with exercise of options	393	-	2,972	-	-	-	-	2,972
Vesting of restricted stock units	336	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	-	-	-	136	(2,317)	-	-	(2,317)
Repurchases of common stock	(149)	-	-	149	(2,182)	-	-	(2,182)
Stock-based compensation expense	-	-	10,886	-	-	-	-	10,886
Tax benefit from employee stock plans	-	-	-	-	-	-	-	-
Comprehensive income	-	-	-	-	-	9,103	(448)	8,655
Cumulative-effect adjustment from adoption of ASU 2016-09	-	-	-	-	-	4,925	-	4,925
Balances, December 31, 2016	31,864	$5	$281,423	6,650	$(54,882)	$(25,752)	$(1,991)	$198,803
Issuance of common stock in connection with employee stock purchase plan	200	-	1,864	-	-	-	-	1,864
Issuance of common stock in connection with exercise of options	440	-	2,823	-	-	-	-	2,823
Vesting of restricted stock units	450	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	-	-	-	196	(3,493)	-	-	(3,493)
Repurchases of common stock	(842)	-	-	842	(13,418)	-	-	(13,418)
Stock-based compensation expense	-	-	11,840	-	-	-	-	11,840
Tax benefit from employee stock plans	-	-	-	-	-	-	-	-
Comprehensive income	-	-	-	-	-	(1,337)	1,286	(51)
Balances, December 31, 2017	32,112	$5	$297,950	7,688	$(71,793)	$(27,089)	$(705)	$198,368

See accompanying notes to consolidated financial statements.

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Operating activities:
Net (loss) income	$(1,337)	$9,103	$12,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,789	3,584	2,646
Stock-based compensation expense	11,810	11,002	9,756
Accrued contingent earn-out payments	—	—	500
Amortization of acquired intangible assets	869	805	372
Deferred taxes	(504)	216	1,563
Provision for (reversal of) doubtful accounts	174	(99)	(82)
Unrealized (gain) loss on foreign currency forward contract	(27)	(47)	12
Loss on disposal of assets	6	107	2
Tax benefit related to stock-based compensation expense	—	—	1,095
Excess tax benefit from stock-based compensation expense	—	—	(1,034)
Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable, net of allowances	(9,581)	(14,620)	4,373
Prepaid expenses and other current assets	373	(1,688)	(583)
Accounts payable	1,963	85	(684)
Accrued compensation and related benefits	249	1,178	(1,353)
Accrued and other liabilities	72	(231)	166
Deferred revenues	(326)	4,772	411
Billings in excess of recognized revenues	(88)	(1,179)	1,267
Other non-current assets	2,103	(10,988)	(498)
Net cash provided by operating activities	10,545	2,000	30,336
Investing activities:
Purchases of property and equipment	(10,255)	(11,282)	(4,784)
Purchases of intangible asset	—	—	(400)
Payments for business acquisitions, net of cash acquired	(3,841)	—	(5,152)
Net cash used in investing activities	(14,096)	(11,282)	(10,336)
Financing activities:
Payments of obligations assumed in business acquisition	—	—	(347)
Proceeds from exercise of stock options	2,822	2,972	5,039
Proceeds from employee stock purchase plan	1,865	1,557	1,379
Repurchases of common stock	(13,418)	(2,182)	(14,525)
Excess tax benefit from stock-based compensation expense	—	—	1,034
Payments for taxes related to net share settlement of equity awards	(3,493)	(2,317)	(1,810)
Net cash (used in) provided by financing activities	(12,224)	30	(9,230)
Effect of exchange rate changes on cash and cash equivalents	255	(119)	(76)
Net (decrease) increase in cash and cash equivalents	(15,520)	(9,371)	10,694
Cash and cash equivalents, beginning of year	116,787	126,158	115,464
Cash and cash equivalents, end of year	$101,267	$116,787	$126,158
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Taxes	$2,244	$3,635	$4,983
Interest	$—	$—	$16
Property and equipment received and accrued in accounts payable and accrued and other liabilities	$1,235	$666	$212

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

The Company primarily sells its technologies and services to companies in Asia, Europe and North America within the semiconductor industry. As of December 31, 2017, three customers accounted for 57% of the Company’s gross accounts receivable and one customer accounted for 40% of the Company’s revenues for 2017. As of December 31, 2016, two customers accounted for 55% of the Company’s gross accounts receivable and two customers accounted for 52% of the Company’s revenues for 2016. See Note 9 for further details. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses.  The allowance for doubtful accounts, which was based on management’s best estimates, could be adjusted in the near term from current estimates depending on actual experience. Such adjustments could be material to the consolidated financial statements.

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

The Company generates a significant portion of its Design-to-silicon-yield solutions revenue from fixed-price solution implementation service contracts delivered over a specific period of time. These contracts require reliable estimation of costs to perform obligations and the overall scope of each engagement. Revenue under project–based contracts for solution implementation services is recognized as services are performed using percentage of completion method of contract accounting based on costs or labor-hours input method, whichever is the most appropriate measure of the progress towards completion of the contract. Losses on fixed-price solution implementation contracts are recognized in the period when they become probable. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated (cumulative catch-up method). During the year ended December 31, 2017, the Company recognized changes in two of its project’s profitability from revisions in estimates due to the scope changes that resulted in unfavorable changes of net income of $1.2 million or $0.04 per diluted share. During the year ended December 31, 2016, the Company recognized changes in one of its project’s profitability from revisions in estimates due to the scope changes that resulted in favorable changes of net income of $0.9 million or $0.03 per diluted share. Revenue under time and materials contracts for solution implementation services are recognized as the services are performed.

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

The Company defers certain pre-contract costs incurred for specific anticipated contracts. Deferred costs consist primarily of direct costs to provide solution implementation services in relation to the specific anticipated contracts. The Company recognizes such costs as a component of cost of revenues, the timing of which is dependent upon persuasive evidence of contract arrangement assuming all other revenue recognition criteria are met. The Company also defers costs from arrangements that required us to defer the revenues, typically due to revenue recognition from multi-element arrangements or from contracts subject to customer acceptance. These costs are recognized in proportion to the related revenue. At the end of the reporting period, the Company evaluates its deferred costs for their probable recoverability. The Company recognizes impairment of deferred costs when it is determined that the costs no longer have future benefits and are no longer recoverable. Deferred costs balance was $0.6 million and $0.5 million as of December 31, 2017 and December 31, 2016, respectively. The balance was included in prepaid expenses and other current assets and other non-current assets in the accompanying consolidated balance sheets.

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

Deferred revenues consist substantially of amounts invoiced in advance of revenue recognition and is recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding 12 month period is recorded as current deferred revenues and the remaining portion is recorded as non- current deferred revenues. Non-current portion of deferred revenue was $1.5 million and $1.5 million respectively as of December 31, 2017 and 2016. This balance was recorded in the other non-current liabilities in the accompanying consolidated balance sheets.

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

Accounts Receivable  — Accounts receivable include amounts that are unbilled at the end of the period that are expected to be billed and collected within 12-month period. Unbilled accounts receivable are determined on an individual contract basis. Unbilled accounts receivable, included in accounts receivable, totaled $22.2 million and $20.8 million as of December 31, 2017, and December 31, 2016, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12-month period are recorded in other non-current assets and totaled $8.6 million and $9.8 million as of December 31, 2017 and 2016, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon the Company’s assessment of the expected collectability of the accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance.

Allowance for doubtful accounts are summarized below:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs of Accounts	Balance at End of Period
Allowance for doubtful accounts
2017	$200	$174	$—	$374
2016	$299	$—	$99	$200
2015	$381	$—	$82	$299

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

Research and Development  — Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel, facilities cost allocations, and stock-based compensation charges. Research and development expenses are charged to operations as incurred.

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

Litigation  — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with Financial Accounting Standard Board ("FASB") requirements. As of December 31, 2017, the Company is not a party to any material legal proceedings, thus no loss was probable and no amount was accrued.

Recent Accounting Pronouncements —

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” Subsequently, the FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations.

Under Topic 606, the new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new standard is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period.

In addition, the standard requires enhanced disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).

Topic 606 is effective for us beginning with the first quarter of fiscal 2018. We chose to adopt the standard using the modified retrospective transition method. The use of the modified retrospective transition method requires us to evaluate only contracts that were in effect at the beginning of fiscal 2018 as if those contracts had been accounted for under Topic 606 from the beginning of their terms. Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to retained earnings on the date of initial application. Prior periods will not be retrospectively adjusted.

In preparation for adoption of the standard, we are implementing changes to policies, processes and controls related to revenue recognition. We do not expect any major change in our financial systems.

While the Company’s adoption and evaluation of the impact of this new guidance is not complete, we believe the impact of the new standard related to revenue recognition will have a material impact on our consolidated financial statements, due to the change in the timing of revenue recognition for certain products to be earlier than under current revenue recognition guidance.

Generally, we expect revenue generated under Topic 606 to be recognized earlier than revenue would have been under Topic 605, both upon adoption and quarterly the foreseeable future. Upon adoption of Topic 606, this accounting treatment will result in some of our existing deferred revenue and backlog at the beginning of fiscal 2018 being reduced with a corresponding adjustment to retained earnings.

The adoption of Topic 606 will impact our accounting for certain commercial software multi-element arrangements (“MEA”) that combine software-related deliverables, which may include software contracts with varying terms and service elements. Topic 605 requires VSOE to recognize revenue separately for each of the different elements. Topic 606 requires us to separate the different performance obligation through the use of stand-alone selling prices (“SSPs”) and to recognize the revenue allocated to the different performance obligation as if those performance obligation had been sold on a standalone basis, either up front or over time. The most significant impact of this change relates to our accounting for term based software license revenue. For our Exensio software in particular, we will recognize a portion of revenue at the time of delivery rather than ratably over the term of the license.

More judgments and estimates are required under Topic 606 than are required under Topic 605, including estimating the SSP for each performance obligation identified within our arrangements with multiple elements and estimating the amount of variable consideration within our Integrated Yield Ramp (or IYR) engagements that include a Gainshare element. Due to the complexity of certain of our commercial contracts that include contingent variable fees, the actual revenue recognition treatment required under Topic 606 will depend on contract-specific terms and, in some instances, may vary from the recognition required under Topic 605. We may have to estimate revenue related to contingent variable fees or usage-based or sales-based royalties prior to the receipt of performance reports, such as Gainshare acknowledgements, or other related information from customers. Revenue recognition related to other professional services will remain substantially unchanged.

Topic 606 also requires the deferral of incremental costs of obtaining a contract with a customer. This requires that we capitalize commission costs that are directly related to obtaining customer contracts and amortize them over the period the assets are expected to contribute future cash flows. As our commission rates paid for renewals are commensurate with the rates paid for initial contracts, we will recognize the deferred direct costs over the contract term.

The modified retrospective transition approach allows us to avoid restating comparative years, however in 2018, the year of adoption, we are required to provide additional disclosure for the amount by which each financial statement line item is affected as a result of applying Topic 606 (as compared to Topic 605).

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The purpose of this standard is to clarify the treatment of several cash flow categories. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on our financial statements and footnote disclosures.

In  November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, that will require that the amounts generally described as restricted cash and restricted cash equivalents would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The new guidance also requires certain disclosures to supplement the statement of cash flows. The guidance becomes effective for the Company for the year ending on December 31, 2018, though early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The guidance is effective for fiscal years beginning after December 15, 2017. The Company does not anticipate that the adoption of this standard will have a significant impact on our consolidated financial statements or the related disclosures.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income Topic 220): Reclassification of Certain Tax Effect from Accumulated Other Comprehensive Income. This update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Job Act enacted in December 2017. This update will be effective for the Company for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a significant impact on our consolidated financial statements or the related disclosures.

2.  Property and Equipment

Property and equipment consist of (in thousands):

	December 31,
	2017	2016
Computer equipment	$10,729	$10,642
Software	3,348	1,679
Furniture, fixtures, and equipment	3,676	1,185
Leasehold improvements	1,980	1,132
Test equipment	13,796	11,723
Construction-in-progress	12,527	9,550
	46,056	35,911
Accumulated depreciation	(20,670)	(16,570)
Total	$25,386	$19,341

Test equipment includes DFI assets at customer sites that are contributing to DFI solution revenues. The construction-in-progress balance related to construction of DFI assets totaled $10.9 million and $8.0 million as of December 31, 2017 and December 31, 2016, respectively. Depreciation and amortization expense for years ended December 31, 2017, 2016, and 2015 was $4.8 million, $3.6 million and $2.6 million, respectively.

3.   Business Combination

On July 11, 2017 (the "Acquisition Date"), the Company acquired certain assets from Realtime Performance Europe B.V. (formerly doing business as Kinesys Software). Pursuant to the terms of an asset purchase agreement, the Company acquired the ALPS and GEMbox software products and certain related liabilities for the purpose of adding device traceability and process data collection through assembly and test to the software products it licenses.

The total purchase price was $4.3 million, of which $0.5 million was classified and recorded as the fair value of the contingent consideration on the balance sheet as of Acquisition Date. The Company may pay the contingent consideration through July 11, 2019, with a maximum potential payment amount of up to $0.6 million, depending on the completion of certain milestones related to the integration of the ALPS software into the Company's Exensio platform and licenses thereof. The fair value of the contingent consideration liability was determined as of the Acquisition Date using unobservable inputs, which are remeasured at each reporting date until settlement. These inputs include the probability of meeting the milestones related to the integration and license of the ALPS software and a risk-adjusted discount rate to adjust the probability-weighted cash flows to present value.

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

Intangible assets consist of developed technology, customer relationships, and trademarks. The value assigned to intangibles are based on estimates and judgments regarding expectations for success and life cycle of intangibles acquired. The following table summarizes the allocation of the fair values of the assets acquired and liabilities assumed and the related useful lives, where applicable:

	(in thousand)	Amortization period (years)

Finite-lived intangible assets:
Developed technology	$1,720	9
Customer relationship	820	9
Tradename	180	7
Deferred revenue	(190)
Other receivables	53
Net asset acquired	$2,583
Goodwill	1,708
Purchase consideration	$4,291

4.   Goodwill and Intangible Assets

 As of both December 31, 2017, and December 31, 2016, the carrying amount of goodwill was $1.9 million. The following is a rollforward of the Company's goodwill balance (in thousands):

December 31, 2017
Balance as of December 31, 2016	$215
Add: Goodwill from acquisition	1,708
Goodwill adjustment	-
Balance as of December 31, 2017	$1,923

Intangible assets balance was $6.1 million and $4.2 million as of December 31, 2017, and December 31, 2016, respectively. Intangible assets as of December 31, 2016, consist of the following (in thousands):

				December 31, 2017			December 31, 2016
	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired identifiable intangibles:

Customer relationships	1	-	9	$6,740	$(4,145)	$2,595	$5,920	$(3,825)	$2,095
Developed technology	4	-	6	15,820	(12,829)	2,991	14,100	(12,359)	1,741
Tradename	2	-	4	790	(622)	168	610	(583)	27
Backlog		1		100	(100)	-	100	(100)	-
Patent	7	-	10	1,800	(1,480)	320	1,800	(1,440)	360
Other acquired intangibles		4		255	(255)	-	255	(255)	-
Total				$25,505	$(19,431)	$6,074	$22,785	$(18,562)	$4,223

The weighted average amortization period for acquired identifiable intangible assets was 6.74 years as of December 31, 2017. Intangible asset amortization expense for years ended December 31, 2017, 2016, and 2015 was $0.9 million, $0.8 million and $0.4 million, respectively. The Company expects annual amortization of acquired identifiable intangible assets to be as follows (in thousands):

Year Ending December 31,
2018	$1,009
2019	1,009
2020	1,009
2021	833
2022	626
2023 and thereafter	1,588
Total future amortization expense	$6,074

Intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During year ended December 31, 2017, there were no indicators of impairment related to the Company’s intangible assets.

5.  Commitments and Contingencies

Leases  — The Company leases administrative and sales offices and certain equipment under noncancelable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various times through 2024. Rent expense was $2.3 million, $2.2 million and $2.1 million in 2017, 2016, and 2015, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2017, are as follows (in thousands):

Year Ending December 31,
2018	$1,767
2019	535
2020	445
2021	361
2022	101
2023 and thereafter	26
Total future minimum lease payments	$3,235

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

Purchase obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of December 31, 2017, total outstanding purchase obligations were $9.5 million, which are primarily due within the next 12 months.

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

Litigation — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. As of December 31, 2017, the Company was not party to any material legal proceedings, thus no loss was probable and no amount was accrued.

6.  Stockholders’ Equity

Stock-based compensation expenses related to the Company’s employee stock purchase plan and stock plans were allocated as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cost of Design-to-silicon-yield solutions	$4,606	$4,427	$3,914
Research and development	3,518	3,087	2,275
Selling, general and administrative	3,686	3,488	3,567
Stock-based compensation expense	$11,810	$11,002	$9,756

The stock-based compensation expense for the years ended December 31, 2017, 2016, and 2015 in the table above includes expense related to cash-settled stock appreciation rights (“SARs”) granted to certain employees which totaled to a credit of $30,000, an expense of $116,000, and a credit of $5,000, respectively. The Company accounted for these awards as a liability and the amount was included in accrued compensation and related benefits.

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

The fair value of equity awards granted was estimated on the date of grant with the following weighted average assumptions:

	Stock Plans			Employee Stock Purchase Plan
	2017	2016	2015	2017	2016	2015
Expected life (in years)	4.42	4.4	4.5	1.25	1.25	1.25
Volatility	41.5%	43.2%	45.8%	40.63%	44.0%	50.1%
Risk-free interest rate	1.81%	1.34%	1.37%	1.25%	0.50%	0.34%
Expected dividend	—	—	—	—	—	—

On December 31, 2017, the Company had in effect the following stock-based compensation plans:

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

As of December 31, 2017, 9.6 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 3.9 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.5 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after adoption of the 2011 Plan through December 31, 2017. As of December 31, 2017, there were no outstanding awards that had been granted outside of the 2011, 2001 or the IDS Plans (collectively, the "Stock Plans").

Additional information with respect to options under the Plans is as follows:

	Outstanding Options
	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2015	2,352	7.65
Granted (weighted average fair value of $5.45 per share)	93	13.88
Exercised	(655)	7.70
Canceled	(23)	12.95
Expired	(3)	12.91
Outstanding, December 31, 2015	1,764	7.88
Granted (weighted average fair value of $5.36 per share)	99	14.55
Exercised	(393)	7.56
Canceled	(31)	13.82
Expired	(75)	13.80
Outstanding, December 31, 2016	1,364	8.00
Granted (weighted average fair value of $5.92 per share)	150	16.28
Exercised	(440)	6.42
Canceled	(25)	15.03
Expired	(4)	16.46
Outstanding, December 31, 2017	1,045	9.65	4.98	$6,654
Vested and expected to vest, December 31, 2017	1,025	9.52	4.89	$6,641
Exercisable, December 31, 2017	830	8.06	3.91	$6,472

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $15.70 as of December 31, 2017, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 was $5.3 million, $4.4 million, and $6.2 million, respectively.

As of December 31, 2017, there was $1.0 million of total unrecognized compensation cost, net of forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average period of 3.27 years. The total fair value of options vested during the year ended December 31, 2017, was $0.3 million.

 Nonvested shares (restricted stock units) were as follows:

	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2015	941	17.38
Granted	720	15.92
Vested	(453)	15.97
Forfeited	(42)	17.27
Nonvested, December 31, 2015	1,166	17.03
Granted	963	14.41
Vested	(472)	17.00
Forfeited	(115)	15.73
Nonvested, December 31, 2016	1,542	15.50
Granted	849	16.43
Vested	(646)	16.26
Forfeited	(128)	15.71
Nonvested, December 31, 2017
	1,617	15.66

As of December 31, 2017, there was $21.0 million of total unrecognized compensation cost related to restricted stock rights. That cost is expected to be recognized over a weighted average period of 2.6 years. Restricted stock units do not have rights to dividends prior to vesting.

Employee Stock Purchase Plan — In July 2001, the Company adopted a ten-year Employee Stock Purchase Plan (“Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The Purchase Plan consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Under the Purchase Plan, on January 1 of each year, starting with 2002, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. At the annual meeting of stockholders on May 18, 2010, the Company's stockholders approved an amendment to the Purchase Plan to extend it through May 17, 2020. As of December 31, 2017, 8.1 million shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. During 2017, 2016, and 2015, the number of shares issued were 200,000, 173,000, and 110,000, respectively, at a weighted average price of $9.33, $9.00, and $12.57 per share, respectively. As of December 31, 2017, 4.3 million shares were available for future issuance under the Purchase Plan. The weighted average estimated fair value of shares granted under the Purchase Plan during 2017, 2016, and 2015 was $5.22, $3.69, and $5.51 per share, respectively. As of December 31, 2017, there was $0.3 million of unrecognized compensation cost related to the Purchase Plan. That cost is expected to be recognized over a weighted average period of 1.34 years.

Stock Repurchase Program  —

On October 25, 2016, the Board of Directors adopted a program, effective immediately, to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions over the next two years. During the year ended December 31, 2017, the Company repurchased 842,182 shares under this program. As of December 31, 2017, 842,182 shares had been repurchased at an average price of $15.93 per share under this program for a total purchase price of $13.4 million, and $11.6 million remained available for future repurchases.

7.  Income Taxes

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Act) was enacted into law and significantly changed how the U.S. imposes income tax on multinational corporations. Changes include, but are not limited to, a reduction of the corporate income tax rate from 35% to 21%, a transition tax on accumulated foreign earnings and a transition from a worldwide to a territorial tax system. We are required to recognize the effect of the Tax Act in the period of enactment, such as remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $3.2 million.

The Act also imposed a one-time transition tax, which is based on the Company’s post-1986 earnings and profits (E&P) that were previously deferred from U.S. income taxes. The Company estimated there is no impact related to the transition tax. The determination of the transition tax requires further analysis regarding the amount and composition of the Company’s historical foreign earnings, which is expected to be completed in the second half of 2018. The Company doesn’t expect the adjustment to be significant.

The Company has not provided for any foreign withholding tax for any undistributed earnings for its foreign subsidiaries as of December 31, 2017. The Company intends to permanently reinvest the foreign earnings outside of the U.S.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows companies to record provisional amounts during a measurement period not to extend more than one year beyond the  Act enactment date. Since the 2017 Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting for deferred tax remeasurements, the impact of the transition of U.S. international taxation from a worldwide tax system to a territorial system and other provisions to be incomplete due to the forthcoming guidance and our ongoing analysis. We expect to complete our analysis within the measurement period in accordance with SAB 118.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
U.S.
Current	$(141)	$410	$2,022
Deferred	(471)	208	1,549
Foreign
Current	254	329	341
Withholding	1,654	2,898	3,089
Deferred	(33)	8	14
Total provision	$1,263	$3,853	$7,015

During the years ended December 31, 2017, 2016 and 2015, income before taxes from U.S. operations was $(1.2) million, $11.3 million and $17.7 million, respectively, and income before taxes from foreign operations was $1.1 million, $1.6 million and $1.7 million, respectively.

The income tax provision differs from the amount estimated by applying the statutory federal income tax rate (35%) for the following reasons (in thousands):

	Year Ended December 31,
	2017	2016	2015
Federal statutory tax provision	$(26)	$4,534	$6,798
State tax provision	(110)	283	465
Stock compensation expense	(944)	45	677
Tax credits	(2,769)	(4,000)	(4,166)
Foreign tax, net	1,641	2,852	3,111
Tax Law Changes	3,247	—	—
Other	224	139	130
Tax provision	$1,263	$3,853	$7,015

As of December 31, 2017, the Company had Federal and California net operating loss carry-forwards (“NOLs”) of approximately $3.2 million and $5.6 million. The Federal and California NOLs begin expiring after 2019 and 2028, respectively.

As of December 31, 2017, the Company had federal and state research and experimental and other tax credit (“R&D credits”) carry-forwards of approximately $13 million and $16.5 million, respectively. The federal credits begin to expire after 2027, while the California credits have no expiration. The extent to which the federal and state credit carry forwards can be used to offset future tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987.

The Company assesses its deferred tax assets for recoverability on a regular basis, and where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. As of December 31, 2017 and 2016, we believe that most of our deferred tax assets are “more-likely-than not” to be realized with the exception of California R&D tax credits that have not met the “more-likely-than not” realization threshold criteria because on an annual basis and pursuant to current law, we generate more California credits than California tax. As a result, at December 31, 2017 and 2016, the excess credits of $9.0 million and $6.7 million, respectively continued to be subject to a full valuation allowance. In addition, the Company had approximately $0.1 million of California NOL carryforward from its acquisition of Syntricity. The Company evaluated positive and negative evidence and concluded that it was more likely than not that the California NOL would not be fully realizable. As a result of management’s evaluation, the Company recorded full valuation allowance against this deferred tax assets. The Company will continue to review its deferred tax assets in accordance with the applicable accounting standards. Net deferred tax assets balance as of December 31, 2017 and 2016 was $15.5 million and $15.0 million, respectively.

The components of the net deferred tax assets are comprised of (in thousands):

	December 31,
	2017	2016
Deferred tax assets

Net operating loss carry forward	$1,318	$1,768
Research and development and other credit carry forward	16,626	12,345
Foreign tax credit carry forward	1,754	—
Accruals deductible in different periods	3,285	3,446
Intangible assets	1,325	2,573
Stock-based compensation	1,166	2,285
Valuation allowance	(9,126)	(6,798)
Subtotal	$16,348	$15,619

Deferred tax liabilities

Fixed assets	(835)	(619)
Net Deferred tax assets	$15,513	$15,000

In accordance with the provisions of the accounting standard relating to accounting for uncertain tax positions, the Company classifies its liabilities for income tax exposures as long-term. The Company includes interest and penalties related to unrecognized tax benefits within the Company’s income tax provision. As of December 31, 2017 and 2016, the Company had accrued interest and penalties related to unrecognized tax benefits of $0.7 million and $0.6 million, respectively.  In the years ended December 31, 2017, 2016, and 2015, the Company recognized charges for interest and penalties related to unrecognized tax benefits in the consolidated statements of operations of $135,000, $72,000, and $28,000, respectively.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2017 was $12.9 million, of which $7.7 million, if recognized, would impact the Company’s effective tax rate. As of December 31, 2017, the Company has recorded unrecognized tax benefits of $3.1 million, including interest and penalties, as long-term income taxes payable in its consolidated balance sheet. The remaining $9.8 million has been recorded net of our deferred tax assets, of which $5.2 million is subject to a full valuation allowance. The Company does not expect the change in unrecognized tax benefits over the next twelve months to materially impact its results of operations and financial position.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Gross unrecognized tax benefits, January 1, 2015	$10,428
Increases in tax positions for current year	720
Increase in tax positions for prior years	162
Lapse in statute of limitations	(331)
Gross unrecognized tax benefits, December 31, 2015	10,979
Increases in tax positions for current year	1,118
Increases in tax positions for prior years	112
Lapse in statute of limitations	(269)
Gross unrecognized tax benefits, December 31, 2016	11,940
Increases in tax positions for current year	1,166
Increases in tax positions for prior years	-
Lapse in statute of limitations	(216)
Gross unrecognized tax benefits, December 31, 2017	$12,889

We do not provide deferred taxes on undistributed earnings of our foreign subsidiaries as we intend to indefinitely reinvest those earnings

Valuation allowance for deferred tax assets is summarized:

	Balance at Beginning of Period	Charged to Costs and Expenses	Balance assumed in acquisition	Deductions/ Write-offs of Accounts	Balance at End of Period
Valuation allowance for deferred tax assets
2017	$6,798	$2,328	$0	$—	$9,126
2016	6,205	$593	$0	$—	$6,798
2015	5,433	$557	$215	$—	$6,205

8.  Net Income (loss) Per Share

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

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss)	$(1,337)	$9,103	$12,407
Denominator:
Basic weighted-average shares outstanding	32,038	31,373	31,424
Effect of dilutive options and restricted stock	—	1,058	740
Diluted weighted-average shares outstanding	32,038	32,431	32,164

Net income (loss) per share – Basic	$(0.04)	$0.29	$0.39
Net income (loss) per share – Diluted	$(0.04)	$0.28	$0.39

For the year ended December 31, 2017, there are no potential dilutive common shares included in the computation of diluted net income per share because there was a net loss for the period.

 The following table sets forth potential shares of common stock that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	December 31,
	2017	2016
Outstanding options	—	134
Nonvested shares of restricted stock units	—	18
Employee Stock Purchase Plan	—	121
Total	—	273

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Year Ended December 31,
Customer	2017	2016	2015
A	40%	41%	53%
B	*	11%	12%

*  represents less than 10%

The Company had accounts receivable balances (including amounts that are unbilled) from individual customers in excess of 10% of the gross accounts receivable balance as follows:

	December 31,
Customer	2017	2016
A	41%	42%
C	15%	13%

*  represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (in thousands):

	Year Ended December 31,
	2017		2016		2015
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
United States	$39,631	39%	$38,748	36%	$45,082	46%
China	17,872	18	11,436	11	1,125	1
Taiwan	12,494	12	15,216	14	7,862	8
Germany	9,990	10	17,253	16	23,198	24
Rest of the world	21,884	21	24,808	23	20,710	21
Total revenue	$101,871	100%	$107,461	100%	$97,977	100%

Long-lived assets, net by geographic area is as follows (in thousands):

	December 31,
	2017	2016
United States	$24,883	$18,818
Rest of the world	503	523
Total long-lived assets, net	$25,386	$19,341

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2017, and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,638	$26,638	$—	$—

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2016 and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,456	$26,456	$—	$—

The Company enters into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily on third-party accounts payables and intercompany balances. The primary objective of the Company’s hedging program is to reduce volatility of earnings related to foreign currency exchange rate fluctuations. The counterparty to these foreign currency forward contracts is a large global financial institution that the Company believes is creditworthy, and therefore, the Company believes the credit risk of counterparty nonperformance is not significant. These foreign currency forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these contracts is recorded into earnings as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated assets and liabilities, which is also recorded in other income (expense), net. For the year ended December 31, 2017, 2016, and 2015 the Company recognized a realized gain of $0.7 million, a realized loss of $0.4 million, and $0.8 million, respectively on the contracts, which is recorded in interest and other income (expense), net in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The Company carries these derivatives financial instruments on its Consolidated Balance Sheets at their fair values. The Company’s foreign currency forward contracts are classified as Level 2 because it is not actively traded and the valuation inputs are based on quoted prices and market observable data of similar instruments. As of December 31, 2017, the Company had one outstanding forward contract with a notional amount of $8.2 million and recorded $12,000 other current assets associated with this outstanding forward contract.

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

12.  Selected Quarterly Financial Data (Unaudited)

The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the fiscal years ended December 31, 2017 and 2016.

	Year Ended December 31, 2017
	Q1	Q2	Q3	Q4
	(In thousands, except for per share amounts)
Total revenues	$24,289	$24,289	$26,517	$26,776
Gross profit	$12,858	$12,910	$14,086	$14,495
Net income	$517	$189	$590	$(2,634)
Net income per share:
Basic	$0.02	$0.01	$0.02	$(0.08)
Diluted	$0.02	$0.01	$0.02	$(0.08)

	Year Ended December 31, 2016
	Q1	Q2	Q3	Q4
	(In thousands, except for per share amounts)
Total revenues	$25,081	$26,688	$27,259	$28,433
Gross profit	$14,875	$16,034	$15,807	$16,297
Net income	$2,061	$2,133	$1,984	$2,925
Net income per share:
Basic	$0.07	$0.07	$0.06	$0.09
Diluted	$0.07	$0.07	$0.06	$0.09

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

Date March 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

March 14, 2018	/s/ JOHN K. KIBARIAN	Director, President and Chief Executive Officer
	John K. Kibarian	(principal executive officer)

March 14, 2018	/s/ GREGORY C. WALKER	Vice President, Finance and Chief Financial Officer
	Gregory C. Walker	(principal financial and accounting officer)

March 14, 2018	/s/ LUCIO L. LANZA	Chairman of the Board of Directors
Lucio L. Lanza

March 14, 2018	/s/ MARCO IANSITI	Director
Marco Iansiti

March 14, 2018	/s/ JOSEPH R. BRONSON	Director
Joseph R. Bronson

March 14, 2018	s/ KIMON MICHAELS	Director
Kimon Michaels