Form 10-Q
period 2018-06-30
PDF SOLUTIONS INC
filed 2018-08-09
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
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

There were 32,140,816 shares of the Registrant’s Common Stock outstanding as of August 1, 2018.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$100,916	$101,267
Accounts receivable, net of allowance of $333 and $374, respectively	53,919	57,564
Prepaid expenses and other current assets	8,660	5,069
Total current assets	163,495	163,900
Property and equipment, net	28,095	25,386
Goodwill	1,923	1,923
Intangible assets, net	5,569	6,074
Deferred tax assets	17,747	16,348
Other non-current assets	8,943	10,545
Total assets	$225,772	$224,176
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,495	$2,536
Accrued compensation and related benefits	5,608	6,493
Accrued and other current liabilities	2,330	2,627
Deferred revenues – current portion	9,369	7,981
Total current liabilities	19,802	19,637
Long-term income taxes payable	4,652	3,902
Other non-current liabilities	994	2,269
Total liabilities	25,448	25,808
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 40,298 and 39,799, respectively; shares outstanding 32,075 and 32,112, respectively	5	5
Additional paid-in-capital	304,948	297,950
Treasury stock at cost, 8,224 and 7,688 shares, respectively	(78,422)	(71,793)
Accumulated deficit	(25,256)	(27,089)
Accumulated other comprehensive loss	(951)	(705)
Total stockholders’ equity	200,324	198,368
Total liabilities and stockholders’ equity	$225,772	$224,176

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues:
Design-to-silicon-yield solutions	$15,266	$16,500	$33,456	$36,198
Gainshare performance incentives	5,853	7,789	12,400	12,380
Total revenues	21,119	24,289	45,856	48,578

Costs of Design-to-silicon-yield solutions
Direct costs of Design-to-silicon-yield solutions	10,774	11,283	22,112	22,618
Amortization of acquired technology	143	96	287	192

Total cost of Design-to-silicon-yield solutions	10,917	11,379	22,399	22,810
Gross profit	10,202	12,910	23,457	25,768

Operating expenses:
Research and development	7,100	7,276	14,345	14,557
Selling, general and administrative	5,919	6,195	12,294	12,095
Amortization of other acquired intangible assets	108	92	217	184
Total operating expenses	13,127	13,563	26,856	26,836

Loss from operations	(2,925)	(653)	(3,399)	(1,068)
Interest and other income (expense), net	390	27	59	(202)
Loss before income taxes	(2,535)	(626)	(3,340)	(1,270)
Income tax benefits	(439)	(815)	(820)	(1,976)
Net income (loss)	$(2,096)	$189	$(2,520)	$706

Net income (loss) per share:
Basic	$(0.07)	$0.01	$(0.08)	$0.02
Diluted	$(0.07)	$0.01	$(0.08)	$0.02

Weighted average common shares:
Basic	31,962	32,111	32,065	32,051
Diluted	31,962	33,388	32,065	33,491

Net income (loss)	$(2,096)	$189	$(2,520)	$706
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(771)	435	(246)	708
Comprehensive income (loss)	$(2,867)	$624	$(2,766)	$1,414

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income (loss)	$(2,520)	$706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,531	2,286
Stock-based compensation expense	5,557	5,788
Amortization of acquired intangible assets	505	376
Deferred taxes	(1,701)	(193)
Loss on disposal of property and equipment	3	5
Provision for (reversal of) allowance for doubtful accounts	(42)	124
Unrealized loss (gain) on foreign currency forward contract	47	33
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	4,479	(5,996)
Prepaid expenses and other current assets	(1,204)	(3,435)
Accounts payable	(992)	851
Accrued compensation and related benefits	(818)	(223)
Accrued and other liabilities	(475)	(745)
Deferred revenues	2,745	726
Billings in excess of recognized revenues	7	301
Other non-current assets	1,597	377
Net cash provided by operating activities	9,719	981
Investing activities:
Purchases of property and equipment	(4,810)	(4,964)
Net cash used in investing activities	(4,810)	(4,964)
Financing activities:
Proceeds from exercise of stock options	416	1,808
Repurchases of common stock	(5,248)	(4,770)
Proceeds from employee stock purchase plan	1,007	910
Payments for taxes related to net share settlement of equity awards	(1,376)	(1,879)
Net cash (used in) provided by financing activities	(5,201)	(3,931)
Effect of exchange rate changes on cash and cash equivalents	(59)	134

Net change in cash and cash equivalents	(351)	(7,780)
Cash and cash equivalents, beginning of period	101,267	116,787
Cash and cash equivalents, end of period	$100,916	$109,007
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Taxes	$1,104	$1,339

Property and equipment received and accrued in accounts payable and accrued and other liabilities	$1,673	$1,726

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

Recent Accounting Pronouncements –

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” Subsequently, the FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. Under Topic 606, the new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this new standard on the first day of the first fiscal quarter of fiscal 2018. The Company chose to adopt the standard using the modified retrospective transition method. See Note 2. Revenue Recognition, below for further information, including further discussion on the impact of adoption and changes in accounting policies relating to revenue recognition.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effect from Accumulated Other Comprehensive Income. This update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Job Act ("TCJA") enacted in December 2017. This update will be effective for the Company for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a significant impact on its consolidated financial statements or the related disclosures.

In March 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118". The staff of the SEC recognized the complexity of reflecting the impacts of the TCJA, and on December 22, 2017 issued guidance in Staff Accounting Bulletin 118 (SAB 118), which clarifies accounting for income taxes under Accounting Standards Codification (ASC) 740 if information is not yet available or complete and provides for up to a one year period in which to complete the required analysis and accounting (the measurement period).  Refer to Note 5. Income Taxes, for further discussion regarding the impact of this standard to the Company's consolidated financial statements.

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

The Company also considered the impact of subtopic ASC 340-40. Prior to the adoption of Topic 606, the Company expensed commission costs and related fringe benefits as incurred. Under ASC 340-40, the Company is required to capitalize and amortize the incremental costs of obtaining or fulfilling a contract over the period of the expected benefit. Incremental costs of obtaining and fulfilling a contract are recognized as an asset if the costs are expected to be recovered.

The most significant impacts of the adoption of Topic 606 are as follows:

●

At the adoption date, the Company recorded a net decrease of $4.4 million to accumulated deficit related to the acceleration of revenue required by the adoption of Topic 606 using the modified retrospective method and the capitalization of incremental sales commission costs, net of related deferred tax impact. Under the modified retrospective method, a portion of revenue for uncompleted contracts, which would have been recognized in future periods under Topic 605, was accelerated and recognized as an adjustment to accumulated deficit as of the date of adoption. As a result, the beginning balance on January 1, 2018 of accounts receivable increased by $0.8 million, contract assets were established at $1.9 million and deferred revenue decreased by $2.5 million. The Company capitalized $0.5 million of incremental sales commission costs at the adoption date directly related to obtaining customer contracts and will amortize these costs over the lives of the contracts for which such commissions are paid.

●

For fiscal 2018, revenue generated under Topic 606 is expected to be slightly lower than revenue would have been under Topic 605. This is the result of a combination of factors, including the reduction of deferred revenue that under Topic 605 would continue to be recognized as revenue in 2018 and beyond, as well as changes in the timing of revenue recognition as discussed below. The actual effect on revenue recognized for the first and second quarter of fiscal 2018 was not significant.

The adoption of Topic 606 impacted the Company’s accounting for certain commercial software multi-element arrangements (“MEA”) that combine software-related deliverables, which may include software contracts with varying terms and service elements. Topic 605 required establishing vendor specific objective evidence of fair value ("VSOE"), for undelivered elements to recognize revenue separately for each of the different elements. Topic 606 requires the Company to allocate consideration to each separate different performance obligation through the use of stand-alone selling prices (“SSPs”) and to recognize the revenue as if those performance obligations had been sold on a standalone basis, either at a point-in-time or over time. The most significant impact of this change relates to the Company’s accounting for software license revenue. For the Company’s Exensio big data solution software which is licensed under a time-based license model, the Company will recognize a portion of revenue on these types of contracts at the time of delivery rather than ratably over the term of the license. For perpetual software license contracts, the Company will allocate consideration to the different performance obligations based on their SSPs rather than using the VSOE for undelivered elements as required under Topic 605.

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

Under Topic 605, the Company recognized revenue for professional services, including revenue from fixed price solution implementation service contracts, either on a percentage of completion method or time and materials method. Under Topic 606, revenue related to these professional services will remain substantially unchanged.

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated balance sheet as of June 30, 2018:

	As reported under Topic 606	Adjustments	Balances under Topic 605
	(In thousands)
Accounts receivable, net of allowance	$53,919	$621	$54,540
Prepaid expenses and other current assets	8,660	(3,546)	5,114
Deferred tax assets	17,747	316	18,063
Other non-current assets	8,943	(78)	8,865
Deferred revenues – current portion	9,369	1,858	11,227
Long-term income taxes payable	4,652	(1,032)	3,620
Other non-current liabilities	994	785	1,779
Accumulated deficit	(25,256)	(4,298)	(29,554)

The impact of adopting Topic 606 to revenues, cost of revenues and net income for the three and six months ended June 30, 2018 was not significant. There was no significant impact to the basic and diluted net income (loss) per share.

The Company’s net cash provided by operating activities for the three and six months ended June 30, 2018 did not change due to the adoption of Topic 606. The following table summarizes the effects of adopting Topic 606 on the financial statement line items of the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2018:

	As reported under Topic 606	Adjustments	Balances under Topic 605
	(In thousands)
Net income	$(2,520)	$55	$(2,465)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	4,479	(1,413)	3,066
Prepaid expenses and other current assets	(1,204)	1,154	(50)
Other non-current assets	1,597	79	1,676
Deferred revenue	2,745	125	2,870

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

The Company also licenses our Design-for-Inspection ("DFI") system as a separate component of fixed-price service contracts. The Company allocates revenue to all deliverables based on their standalone selling prices, or SSP. In such instances, the Company applies judgment to estimate the range of SSPs for each performance obligation.

The Company licenses some of its software products separately from solution implementations, primarily its Exensio big data platform and related products.  The majority of these products are delivered as on premise software licenses, while others can be delivered entirely or partially through Software-as-a-Service (SaaS) or cloud delivery models. Revenue from perpetual (one-time charge) license software is recognized at the time of the inception of the arrangement when control transfers to the client, if the software license is distinct from the services offered by the Company. Revenue from post-contract support subscription is recognized over the contract term on a straight-line basis, because the Company is providing a service of standing ready to provide support, when-and-if needed, and is providing unspecified software upgrades on a when-and-if available basis over the contract term. Revenue from time-based license software is allocated to each performance obligation and is recognized either at a point in time or over time. The license component is recognized at the time of the delivery of the software license, with the post-contract support subscription component being recognized ratably over for the committed term of the contract. Revenue from software hosting or SaaS arrangements that allow for the use of a hosted software product or service over a contractually determined period of time without taking possession of software are accounted for as subscriptions and recognized as revenue ratably, on a straight-line basis, over the coverage period beginning on the date the service is made available to customers.

Gainshare Performance Incentives — When the Company enters into a contract to provide yield improvement services, the contract usually includes two components: (1) a fixed fee for performance by the Company of services delivered over a specific period of time; and (2) a Gainshare performance incentive component where the customer pays a variable fee, usually after the fixed fee period has ended, related to the usage of the Company's intellectual property.  Revenue derived from Gainshare performance incentives is contingent upon the Company’s customers reaching certain defined production yield levels. Gainshare performance incentive periods are usually subsequent to the delivery of all contractual services and performance obligations. The Company records Gainshare revenue as a usage-based royalty based on customers' usage of intellectual property and records it in the same period in which the usage occurs.

The following table summarizes the effects of adopting Topic 606 on the financial statement line items of the Company’s condensed consolidated statements of operations for the three months ended June 30, 2018:

	As reported under Topic 606	Adjustments	Balances under Topic 605
		(In thousands)
Design-to-silicon-yield solutions	$15,266	$12	$15,278
Total revenue	21,119	12	21,131
Gross margin	10,202	12	10,214
Selling, general and administrative	5,919	(73)	5,846
Total operating expenses	13,127	(73)	13,054
Income (loss) from operations	(2,925)	85	(2,840)
Income (loss) before taxes	(2,535)	85	(2,450)
Net income (loss)	(2,096)	85	(2,011)

The following table summarizes the effects of adopting Topic 606 on the financial statement line items of the Company’s condensed consolidated statements of operations for the six months ended June 30, 2018:

	As reported under Topic 606	Adjustments	Balances under Topic 605
		(In thousands)
Design-to-silicon-yield solutions	$33,456	$(18)	$33,438
Total revenue	45,856	(18)	45,838
Gross margin	23,457	(18)	23,439
Selling, general and administrative	12,294	(73)	12,221
Total operating expenses	26,856	(73)	26,783
Income (loss) from operations	(3,399)	55	(3,344)
Income (loss) before taxes	(3,340)	55	(3,285)
Net income (loss)	(2,520)	55	(2,465)

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

The following table shows the revenues from contracts with customers by the nature of transactions for the three and six months ended June 30, 2018:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Product and licenses	$6,828	$14,315
Support and Services	14,200	31,190
Other	90	351
Total	$21,119	$45,856

          Product and licenses include a portion of time-based software which is recognized in the period, perpetual software and Gainshare performance incentives. The remaining portions of revenue from these contracts correspond to services or other types of performance obligations reported as either services revenue or other revenue.

Under Topic 606, the Company’s performance obligations are satisfied either over-time or at a point-in-time. Revenue from performance obligations, satisfied over time and at a point-in-time, accounted for approximately 68% and 32% for the three and six months ended June 30, 2018, respectively. International revenues accounted for approximately 57% and 58% of our total revenues for the three and six months ended June 30, 2018, respectively, compared to 62% and 57% for the three and six months ended June 30, 2017, respectively. See Note 7. Customer and Geographic Information.

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

   Contract Balances

The Company performs its obligation under a contract with a customer by transferring products or services in exchange for consideration from the customer. The timing of the Company’s performance often differs from the timing of the customer’s payment, which results in the recognition of a receivable, a contract asset or a contract liability. The Company classifies the right to consideration in exchange for products or services transferred to a client as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional as compared to a contract asset which is a right to consideration that is conditional upon factors other than the passage of time. The majority of the Company’s contract assets represent unbilled amounts related to fixed-price solution implementation service contracts when the costs or labor-hours input method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the client, and the right to consideration is subject to milestone completion or client acceptance. The contract assets are generally classified as current and are recorded on a net basis with deferred revenue (i.e., contract liabilities) at the contract level. The contract assets is included in prepaid expenses and other in the condensed consolidated balance sheets. At June 30, 2018 and January 1, 2018, contract assets of $3.2 million and $1.9 million, respectively, are included in prepaid expenses and other current assets in the condensed consolidated balance sheets. The change in the contract assets balance during the period relates to the recording of revenues for which the right to consideration is subject to milestone completion or client acceptance and movement of previously recorded contract assets to receivables as the right to consideration becomes unconditional. Deferred revenues consist substantially of amounts invoiced in advance of revenue recognition and is recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding twelve month period is recorded as current deferred revenues and the remaining portion is recorded as non- current deferred revenues. This balance was recorded in the other non-current liabilities in the accompanying condensed consolidated balance sheets. Non-current portion of deferred revenue was $0.5 million and $0.9 million, respectively, as of June 30, 2018 and January 1, 2018.

           During the three and six months ended June 30, 2018, the Company recognized $5.0 million and $7.6 million, respectively, of revenue that was included in the deferred revenue balance, as adjusted for Topic 606, at the beginning of 2018.

 At June 30, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was approximately $45.3 million. Given the applicable contract terms, the majority of this amount is expected to be recognized as revenue over the next 2 years, with the remainder in the following 5 years.  This amount does not include contracts to which the customer is not committed, nor contracts with original expected lengths of one year or less, nor contracts for which we recognize revenue equal to the amount we have the right to invoice for services performed, or future sales-based or usage-based royalty payments in exchange for a license of intellectual property. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications, or currency adjustments.  The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and are affected by changes to the scope, change in timing of delivery of products and services, or contract modifications.

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

The amount of revenue recognized in the three and six months ended June 30, 2018 from performance obligations satisfied (or partially satisfied) in previous periods was ($0.2) million and $0.3 million, respectively. This amount primarily represents changes of estimated  percentage-of –completion based contracts and changes in estimated Gainshare performance incentives for those customers that reported actual Gainshare revenue with some time lag.

Costs to obtain or fulfill a contract

The Company capitalizes the incremental costs to obtain or fulfill a contract with a customer, including direct sales commissions and related fees, when it expects to recover those costs. As a result, these costs will need to be capitalized and amortized over an appropriate period, which may exceed the initial contract term. The incremental costs of obtaining a contract are costs that would not have been incurred if the contract had not been obtained. The Company uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and renewals and such expense is recognized over the period associated with the revenue of the related portfolio. Total capitalized direct sales commission costs as of June 30, 2018 were $0.5 million and the amortization of these assets were $0.1 million and $0.2 million during the three and six months ended June 30, 2018, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented. Certain eligible initial project costs are capitalized when the costs relate directly to the contract, the costs generate or enhance resources of the company that will be used in satisfying the performance obligation in the future, and the costs are expected to be recovered. These costs primarily consist of transition and set-up costs related to the installation of systems and processes and other deferred fulfillment costs eligible for capitalization.  Capitalized costs are amortized consistent with the transfer to the client of the services to which the asset relates and recorded as a component of cost of revenues. The Company also incurred certain direct costs to provide solution implementation services in relation to the specific anticipated contracts. The Company recognizes such costs as a component of cost of revenues, the timing of which is dependent upon identification of a contract arrangement. The Company also defers costs from arrangements that required us to defer the revenues, typically due to the pattern of transfer of the performance obligations in the contract. These costs are recognized in proportion to the related revenue. At the end of the reporting period, the Company evaluates its deferred costs for their probable recoverability. The Company recognizes impairment of deferred costs when it is determined that the costs no longer have future benefits and are no longer recoverable. Deferred costs balance was $0.4 million and $0.6 million as of June 30, 2018 and December 31, 2017, respectively. The balance was included in prepaid expenses and other current assets and other non-current assets in the accompanying condensed consolidated balance sheets.

3. BALANCE SHEET COMPONENTS

Accounts receivable include amounts that are unbilled at the end of the period that are expected to be billed and collected within a 12-month period. Unbilled accounts receivable, included in accounts receivable, totaled $23.2 million and $22.2 million as of June 30, 2018, and December 31, 2017, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12-month period are recorded in other non-current assets and totaled $7.3 million and $8.6 million as of June 30, 2018 and December 31, 2017, respectively.

Property and equipment, net consists of (in thousands):

	June 30, 2018	December 31, 2017
Property and equipment, net:
Computer equipment	$10,568	$10,729
Software	4,120	3,348
Furniture, fixtures and equipment	4,119	3,676
Leasehold improvements	2,002	1,980
Test equipment	14,659	13,796
Construction-in-progress	14,992	12,527
	50,460	46,056
Less: accumulated depreciation	(22,365)	(20,670)
Total	$28,095	$25,386

Test equipment includes DFI assets at customer sites that are contributing to DFI solution revenues. The construction-in-progress balance as of June 30, 2018 and December 31, 2017 was primarily related to construction of DFI assets. Depreciation and amortization expense was $1.3 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively. Depreciation and amortization expense was $2.5 million and $2.3 million for the six months ended June 30, 2018 and 2017, respectively.

As of both June 30, 2018, and December 31, 2017, the carrying amount of goodwill was $1.9 million.

Intangible assets balance was $5.6 million and $6.1 million as of June 30, 2018, and December 31, 2017, respectively. Intangible assets as of June 30, 2018 and December 31, 2017 consist of the following (in thousands):

				June 30, 2018			December 31, 2017
	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired identifiable intangibles:
Customer relationships	1	-	9	$6,740	$(4,329)	$2,411	$6,740	$(4,145)	$2,595
Developed technology	4	-	6	15,820	(13,117)	2,703	15,820	(12,829)	2,991
Tradename	2	-	4	790	(635)	155	790	(622)	168
Backlog		1		100	(100)	-	100	(100)	-
Patent	7	-	10	1,800	(1,500)	300	1,800	(1,480)	320
Other acquired intangibles		4		255	(255)	-	255	(255)	-
Total				$25,505	$(19,936)	$5,569	$25,505	$(19,431)	$6,074

The weighted average amortization period for acquired identifiable intangible assets was 6.31 years as of June 30, 2018. For the three and six months ended June 30, 2018, total intangible asset amortization expense was $0.3 million and $0.5 million, respectively. For the three and six months ended June 30, 2017, total intangible asset amortization expense was $0.2 million and $0.4 million respectively. The Company expects annual amortization of acquired identifiable intangible assets to be as follows (in thousands):

Year ending December 31,	Amount
2018 (remaining six months)	$505
2019	1,009
2020	1,009
2021	833
2022	626
2023 and thereafter	1,587
Total future amortization expense	$5,569

Intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the three and six months ended June 30, 2018, there were no indicators of impairment related to the Company’s intangible assets.

4. STOCKHOLDERS’ EQUITY

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expense before taxes related to the Company’s stock plans and employee stock purchase plan was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of Design-to-silicon yield-solutions	$968	$1,069	$1,981	$2,261
Research and development	845	848	1,724	1,682
Selling, general and administrative	889	987	1,852	1,845
Stock-based compensation expenses	$2,702	$2,904	$5,557	$5,788

On June 30, 2018, the Company had the following stock-based compensation plans:

Stock Plans — At the annual meeting of stockholders on November 16, 2011, the Company’s stockholders approved the 2011 Stock Incentive Plan, which was most recently amended and restated at the 2017 annual meeting of stockholders on May 31, 2017, when the Company’s stockholders approved the Fourth Amended and Restated 2011 Stock Incentive Plan (as amended, the “2011 Plan”). Under the 2011 Plan, the Company may award stock options, stock appreciation rights, stock grants or stock units covering shares of the Company's common stock to employees, directors, non-employee directors and contractors. The aggregate number of shares reserved for awards under this plan is 7,800,000 shares, plus up to 3,500,000 shares previously issued under the 2001 Plan that are forfeited or repurchased by the Company or shares subject to awards previously issued under the 2001 Stock Plan (the "2001 Plan") that expire or that terminate without having been exercised or settled in full on or after November 16, 2011. In case of awards other than options or stock appreciation rights, the aggregate number of shares reserved under the plan will be decreased at a rate of 1.33 shares issued pursuant to such awards. The exercise price for stock options must generally be at prices no less than the fair market value at the date of grant. Stock options generally expire ten years from the date of grant and become vested and exercisable over a four-year period.

In 2001, the Company adopted a 2001 Plan. In 2003, in connection with its acquisition of IDS Systems Inc., the Company assumed IDS’ 2001 Stock Option / Stock Issuance Plan (the “IDS Plan”). Both of the 2001 and the IDS Plans expired in 2011. Stock options granted under the 2001 and IDS Plans generally expire ten years from the date of grant and become vested and exercisable over a four -year period. Although no new awards may be granted under the 2001 or IDS Plans, awards made under the 2001 and IDS Plans that are currently outstanding remain subject to the terms of each such plan.

As of June 30, 2018, 9.6 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 4.1 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.5 million shares that were subject to awards previously made under the 2001 Plan which were forfeited, expired or repurchased by the Company after adoption of the 2011 Plan through June 30, 2018. As of June 30, 2018, there were no outstanding awards that had been granted outside of the 2011, 2001 or the IDS Plans (collectively, the "Stock Plans").

The Company estimated the fair value of share-based awards granted under the 2011 Stock Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected life (in years)	-	4.41	4.43	4.41
Volatility	-	41.63%	42.22%	41.53%
Risk-free interest rate	-	1.67%	2.52%	1.69%
Expected dividend	-	-	-	-
Weighted average fair value per share of options granted during the period	$-	$5.98	$4.28	$6.16

No stock options were granted during the three months ended June 30, 2018.

Stock option activity under the Company’s Stock Plans during the six months ended June 30, 2018, was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2018	1,045	$9.65
Granted (weighted average fair value of $4.28 per share)	10	$11.26
Exercised	(59)	$7.069
Canceled	(6)	$14.02
Expired	(4)	$16.22
Outstanding, June 30, 2018	986	$9.80	4.51	$3,404
Vested and expected to vest, June 30, 2018	977	$9.71	4.44	$3,403
Exercisable, June 30, 2018	808	$8.50	3.56	$3,380

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $11.98 per share as of June 30, 2018. The total intrinsic value of options exercised during the six months ended June 30, 2018, was $0.3 million.

As of June 30, 2018, there was $0.9 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of shares vested during the six months ended June 30, 2018, was $0.2 million.

Restricted stock unit activity during the six months ended June 30, 2018, was as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Outstanding, January 1, 2018	1,617	$15.66
Granted	10	$11.26
Vested	(332)	$16.19
Forfeited	(84)	$15.53
Outstanding, June 30, 2018	1,211	$15.49

As of June 30, 2018, there was $15.3 million of total unrecognized compensation cost related to outstanding restricted stock units. That cost is expected to be recognized over a weighted average period of 2.3 years. Restricted stock units do not have rights to dividends prior to vesting.

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

During the three months ended June 30, 2018 and 2017, no shares were issued under the Purchase Plan. During the six months ended June 30, 2018 and 2017, a total of 108,000 and 100,000 shares, respectively, were issued at a weighted-average purchase price of $9.29 and $9.13 per share, respectively. As of June 30, 2018, there was $1.3 million of unrecognized compensation cost related to the Purchase Plan. That cost is expected to be recognized over a weighted average period of 1.58 years. As of June 30, 2018, 4.2 million shares were available for future issuance under the Purchase Plan.

Stock Repurchase Program - On May 29, 2018, the Board of Directors terminated the previous 2016 program, and adopted a new 2018 program to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, from time to time, over the next two years. During the three and six months ended June 30, 2018, the Company repurchased 98,800 and 437,007 shares, respectively, under the 2016 program. As of June 30, 2018, 1,279,189 shares had been repurchased at an average price of $14.59 per share under the 2016 program, for a total purchase of $18.7 million. Under the 2018 program, as of June 30,.2018, $25.0 million of the Company’s common stock remained available for future repurchases.

5. INCOME TAXES

Income tax benefit decreased $1.2 million for the six months ended June 30, 2018 to a $0.8 million compared to $2.0 million for the six months ended June 30, 2017. The Company’s effective tax rate benefit was 23% and 156% for the six months ended June 30, 2018 and 2017, respectively. The Company’s effective tax rate benefit decreased in the six months ended June 30, 2018, as compared to the same period in 2017, primarily due to lower excess tax benefits related to employee stock compensation and the impact of the recently enacted TCJA, such as a decrease in the maximum federal tax rate from 35% to 21%.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of June 30, 2018, was $13.0 million, of which $7.7 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2017, was $12.9 million, of which $7.7 million, if recognized, would affect the Company's effective tax rate. As of June 30, 2018, the Company has recorded unrecognized tax benefits of $2.9 million, including interest and penalties, as long-term taxes payable in its condensed consolidated balance sheet. The remaining $10.8 million has been recorded net of our deferred tax assets, of which $5.3 million is subject to a full valuation allowance.

The valuation allowance was approximately $9.5 million and $9.1 million as of June 30, 2018, and December 31, 2017, respectively, which was related to California R&D tax credits and California net operating losses related to the Company's acquisition of Syntricity that it currently does not believe are more likely than not to be ultimately realized.

         The Company is required to assess whether it is more-likely-than-not that deferred tax assets will be recovered from future taxable income and if the Company believes that they are not likely to be realizable before the expiration dates applicable to such assets then, to the extent the Company believes that recovery is not likely, establish a valuation allowance. Changes in the net deferred tax assets, less offsetting valuation allowance, in a financial reporting period are recorded through the income tax provision and could have a material impact to the condensed consolidated statements of operations.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows companies to record provisional amounts during a measurement period not to extend more than one year beyond the TCJA enactment date. Since the TCJA was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected during the year, we consider the accounting for deferred tax remeasurements, the impact of the transition of U.S. international taxation from a worldwide tax system to a territorial system and other provisions to be incomplete. There have been no material changes to the provisional adjustments disclosed in our 2017 Form 10-K. The Company is continuing to evaluate the estimates used to record and disclose the effects of the TCJA.

Effective January 1, 2018, the TCJA creates a new requirement to include in U.S. income global intangible low-taxed income (“GILTI”) earned by controlled foreign corporations (“CFCs”). The GILTI must be included currently in the gross income of the CFCs’ U.S. shareholder. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). During the first quarter of 2018, the Company selected the period cost method in recording the tax effects of GILTI in its financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$(2,096)	$189	$(2,520)	$706
Denominator:
Basic weighted-average common shares outstanding	31,962	32,111	32,065	32,051
Effect of dilutive options and restricted stock	-	1,277	-	1,440
Diluted weighted average shares outstanding	31,962	33,388	32,065	33,491

Net income (loss) per share - Basic	$(0.07)	$0.01	$(0.08)	$0.02
Net income (loss) per share - Diluted	$(0.07)	$0.01	$(0.08)	$0.02

For the three and six months ended June 30, 2018, there are no potential dilutive common shares included in the computation of diluted net income (loss) per share because there was a net loss for both periods.

The following table sets forth potential shares of common stock that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Outstanding options	-	102	-	79
Nonvested restricted stock units	-	13	-	4
Employee Stock Purchase Plan	-	27	-	29
Total	-	142	-	112

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2018	2017	2018		2017
A	40%	36%	39%		42%
B	10%	15%	*	%	10%

The Company had gross accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

Customer	June 30, 2018	December 31, 2017
A	43%	41%
B	18%	15%

*	represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (in thousands):

	Three Months Ended June 30,
	2018		2017
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
United States	$8,982	42%	$9,226	38%
China	4,360	21	4,753	20
Taiwan	1,038	5	3,643	15
Rest of the world	6,739	32	6,667	27
Total revenue	$21,119	100%	$24,289	100%

	Six Months Ended June 30,
	2018		2017
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
United States	$19,065	41%	$20,860	44%
China	9,542	21	6,440	13
Taiwan	3,173	7	7,480	15
Rest of the world	14,076	31	13,798	28
Total revenue	$45,856	100%	$48,578	100%

Long-lived assets, net by geographic area are as follows (in thousands):

	June 30, 2018	December 31, 2017
United States	$27,612	$24,883
Rest of the world	483	503
Total long-lived assets, net	$28,095	$25,386

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of June 30, 2018, and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,814	$26,814	$—	$—

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2017, and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$26,638	$26,638	$—	$—

The Company enters into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily on third-party accounts payables and intercompany balances. The primary objective of the Company’s hedging program is to reduce volatility of earnings related to foreign currency exchange rate fluctuations. The counterparty to these foreign currency forward contracts is a large global financial institution that the Company believes is creditworthy, and therefore, the Company believes the credit risk of counterparty nonperformance is not significant. These foreign currency forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these contracts is recorded into earnings as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated assets and liabilities, which is also recorded in other income (expense), net. For the three months ended June 30, 2018 and 2017, the Company recognized a realized loss of $0.6 million and a realized gain $0.4 million on the contracts, respectively, which was recorded in other income (expense), net in the Company’s Statements of Operations and Comprehensive Income. For the six months ended June 30, 2018 and 2017, the Company recognized a realized loss of $0.4 million and a realized gain $0.5 million on the contracts, respectively, which was recorded in other income (expense), net in the Company’s Statements of Operations and Comprehensive Income.

The Company carries these derivatives financial instruments on its Consolidated Balance Sheets at their fair values. The Company’s foreign currency forward contracts are classified as Level 2 because it is not actively traded and the valuation inputs are based on quoted prices and market observable data of similar instruments. As of June 30, 2018, the Company had one outstanding forward contract with a notional amount of $8.1 million and recorded $35,000 other current liabilities associated with this outstanding forward contract. As of December 31, 2017, the Company had one outstanding forward contract with a notional amount of $8.2 million and recorded $12,000 other current assets associated with the outstanding forward contract.

9. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases administrative and sales offices and certain equipment under noncancelable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various times through 2028. Rent expense was $0.7 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively. Rent expense was $1.3 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively.

Future minimum lease payments under noncancelable operating leases at June 30, 2018, are as follows (in thousands):

Year ending December 31,	Amount
2018 (remaining six months)	$718
2019	1,307
2020	1,374
2021	1,291
2022	1,061
2023 and thereafter	4,264
Total future minimum lease payments	$10,015

In April 2018, the Company entered into a new approximately 20,800 square foot lease, located in Santa Clara, California. The term of the new lease is approximately ten years commencing on or around September 1, 2018. Total lease obligation over the new lease term is approximately $7.0 million, less a lease abatement allowance of approximately $0.4 million. The terms of the new lease include a tenant improvement allowance of approximately $1.3 million. Future minimum lease payments under the lease are included in the above table.

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

 Purchase obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of June 30, 2018, total outstanding purchase obligations were $13.7 million, which are primarily due within the next 12 months.

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

Litigation — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. As of June 30, 2018, the Company was not party to any material legal proceedings, thus no loss was probable and no amount was accrued.

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

Overview

 We analyze our customers’ integrated circuit ("IC") design and manufacturing processes to identify, quantify, and correct the issues that cause yield loss to improve our customers’ profitability by improving time-to-market, increasing yield and reducing total design and manufacturing costs. We package our solutions in various ways to meet our customers’ specific business and budgetary needs, each of which provides us with various revenue streams. We receive a mix of fixed fees and variable, performance-based fees for the vast majority of our yield improvement solutions. The fixed fees are typically reflective of the length of time and the resources needed to characterize a customer’s manufacturing process and receive preliminary results of proposed yield improvement suggestions. We receive license fees and service fees for related installation, integration, training, and maintenance and support services for our software and hardware that we license on a stand-alone basis.

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

 Financial Highlights

Financial highlights for the three months ended June 30, 2018, were as follows:

•

Total revenues were $21.1 million, which was a decrease of $3.2 million, or 13%, compared to the three months ended June 30, 2017. Design-to-silicon-yield solutions revenues were $15.3 million, which was a decrease of $1.2 million, or 7%, compared to the three months ended June 30, 2017. The decrease in Design-to-silicon-yield solutions revenue was primarily related to lower hours worked across multiple contracts and customers, which was partially offset by increases in Exensio big data solution revenues. Gainshare performance incentives revenue was $5.9 million, a decrease of $1.9 million, or 25%, compared to the three months ended June 30, 2017. While volumes were relatively flat during the quarter, this was offset by a one-time performance bonus achievement that occurred in the prior year that was not expected to reoccur. Our Gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate Gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing Gainshare performance incentives.

•

Net loss was $2.1 million, compared to net income of $0.2 million for the three months ended June 30, 2017. The decrease in net income was primarily attributable to lower total revenue for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

•

Net loss per basic and diluted share was $(0.07) for the three months ended June 30, 2018, compared to net income per basic and diluted share of $0.01, for the three months ended June 30, 2017, a decrease of $0.08 per basic and diluted share.

•

Cash, cash equivalents and investments decreased $0.4 million to $100.9 million at June 30, 2018, from $101.3 million at December 31, 2017, primarily due to cash used in investing activities related to the development of our DFI solution, and cash used in financing activities primarily due to repurchases of our common stock, offset by cash generated from operating activities during the quarter.

Financial highlights for the six months ended June 30, 2018, were as follows:

●

Total revenues were $45.9 million, which was a decrease of $2.7 million, or 6%, compared to the six months ended June 30, 2017. Design-to-silicon-yield solutions revenues were $33.5 million, which was a decrease of $2.7 million, or 8%, compared to the six months ended June 30, 2017. The decrease in design-to-silicon-yield solutions revenue was primarily related to lower hours worked across multiple contracts and customers, which was partially offset by increases in Exensio big data solution revenues. Gainshare performance incentives revenue was $12.4 million, comparable to $12.4 million for the six months ended June 30, 2017. Gross margin for the six months ended June 30, 2018 was 51%, compared to 53% for the six months ended June 30, 2017.

●

Net loss was $2.5 million, compared to net income of $0.7 million for the six months ended June 30, 2017. The decrease in net income was primarily attributable to lower total revenue for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 and a $1.2 million decrease in income tax benefit primarily due to lower excess tax benefits related to employee stock compensation and the impact of the recently enacted U.S. Tax Cuts and Jobs Act ("Tax Act"), such as, a decrease in the maximum federal tax rate from 35% to 21%, global intangible low-taxed income (“GILTI”), and foreign derived intangible income (“FDII”).

●

Net loss per basic and diluted share was $(0.08) for the six months ended June 30, 2018, compared to net income per basic and diluted share of $0.02, for the six months ended June 30, 2017, a decrease of $0.10 per basic and diluted share.

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

With the exception of the changes made to our revenue recognition policy as a result of the adoption of ASC 606, there have been no material changes during the six months ended June 30, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

On occasion, we include our products as a component of our fixed-price service contracts. In such instances, we determine whether the services performed and products included, are distinct. In most cases, the arrangement is a single performance obligation and therefore follows the pattern of transfer as the service is provided. We apply a measure of progress (typically hours-to-hours or cost-to-cost) to any fixed consideration. As a result, revenue is generally recognized over the period the services are performed using percentage of completion method. This results in revenue recognition that corresponds with the value to the client of the services transferred to date relative to the remaining services promised.

We also license our Design-for-Inspection (DFI) system as a separate component of fixed-price service contracts. We allocate revenue to all deliverables based on their standalone selling prices, or SSP. In such instances, we apply judgment to estimate the range of SSPs for each performance obligation.

We license some of our software products separately from solution implementations, primarily our Exensio big data platform and related products.  The majority of these products are delivered as on-premise software licenses, while others can be delivered entirely or partially through Software-as-a-Service (SaaS) or cloud delivery models. Revenue from perpetual (one-time charge) license software is recognized at the time of the inception of the arrangement when control transfers to the client, if the software license is distinct from the services offered by us. Revenue from post-contract support subscription is recognized over the contract term on a straight-line basis, because we are providing a service of standing ready to provide support, when-and-if needed, and is providing unspecified software upgrades on a when-and-if available basis over the contract term. Revenue from time-based license software is allocated to each performance obligation and is recognized either at a point in time or over time. The license component is recognized at the time of the delivery of the software license, with the post-contract support subscription component being recognized ratably over for the committed term of the contract. Revenue from software hosting or SaaS arrangements that allow for the use of a hosted software product or service over a contractually determined period of time without taking possession of software are accounted for as subscriptions and are recognized  as revenue ratably, on a straight-line basis, over the coverage period beginning on the date the service is made available to customers.

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

Income Taxes

       We are required to assess whether it is more-likely-than-not that our deferred tax assets will be recovered from future taxable income and if we believe that they are not likely to be realizable before the expiration dates applicable to such assets then, to the extent we believe that recovery is not likely, establish a valuation allowance. Changes in the net deferred tax assets, less offsetting valuation allowance, in a financial reporting period are recorded through the income tax provision and could have a material impact to the condensed consolidated statements of operations. The valuation allowance was approximately $9.5 million and $9.1 million as of June 30, 2018 and December 31, 2017, respectively, which was related to California R&D tax credits and California net operating losses related to acquisition that we currently do not believe to be "more-likely-than-not" to be ultimately realized. If we conclude at a future financial reporting period that there has been a change in our ability to realize our California R&D credit and net operating loss carry forward deferred tax assets, and it is at such time “more–likely-than-not” that we will realize the tax credits before applicable expiration dates, our tax provision will decrease in the period in which we make such determination.

          Our income tax calculations are based on application of the respective U.S. federal, state or foreign tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as an income tax expense or benefit in the consolidated statements of operations. The Company intends to reinvest the earnings of its non-U.S. subsidiaries in those operations indefinitely. As such, the Company has not provided for any taxes on the earnings of foreign subsidiaries as of June 30, 2018. It is not practicable to determine the amount of the unrecognized tax liability at this time.

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

  Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Design-to-silicon-yield solutions	72%	68%	73%	74%
Gainshare performance incentives	28	32	27	26
Total revenues	100	100%	100	100%

Costs of design-to-silicon-yield solutions	51	47	48	47
Amortization of acquired technology	1	-	1	-
Total costs of Design-to-silicon-yield solutions	52	47	49	47
Gross profit	48	47	51	53
Operating expenses:
Research and development	34	30	31	30
Selling, general and administrative	28	26	27	25
Amortization of other acquired intangible assets	1	-	0	-
Total operating expenses	63	56	58	55
Income (loss) from operations	(14)	(3)	(7)	(2)
Interest and other income (expense), net	2	-	0	(1)
Income (loss) before taxes	(12)	(3)	(7)	(3)
Income tax provision (benefit)	(2)	(4)	(2)	(4)
Net income (loss)	(10)%	1%	(5)%	1%

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		$	%
Revenues	2018	2017	Change	Change
(in thousands, except for percentages)
Design-to-silicon-yield solutions	$15,266	$16,500	$(1,234)	(7)%
Gainshare performance incentives	5,853	7,789	(1,936)	(25)%
Total revenues	$21,119	$24,289	$(3,170)	(13)%

Design-to-silicon-yield solutions. Design-to-silicon-yield solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training) and software licenses, provided during our customer yield improvement engagements as well as during solution product sales.  Design-to-silicon-yield solutions revenue decreased $1.2 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The decrease in Design-to-silicon-yield solutions was primarily due to the decrease in revenue from our yield ramp solutions due to lower hours worked across multiple contracts and customers, which was partially offset by increases in Exensio big data solution revenues that were driven by strong business activities. Our Design-to-silicon-yield solutions revenue may fluctuate in the future and is dependent on a number of factors, including the semiconductor industry’s continued acceptance of our solutions, the timing of purchases by existing and new customers, and our ability to attract new customers and penetrate new markets, and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments due to adverse changes in their own business, or if any of our significant customers, who have entered into a time and materials contract, take advantage of certain contractual provisions that permit the suspension of contracted work for a period if their business experiences a financial hardship.

Gainshare Performance Incentives. Gainshare performance incentives revenues represent royalties and performance incentives earned contingent upon our customers reaching certain defined operational levels. Revenue derived from Gainshare performance incentives decreased $1.9 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. While volumes were relatively flat during the quarter, this was offset by a one-time performance bonus achievement that occurred in the prior year that was not expected to reoccur. Our Gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate Gainshare, sustained yield improvements by our customers, and our ability to enter into new Design-to-silicon-yield solutions contracts containing Gainshare performance incentives.

	Three Months Ended June 30,		$	%
Costs of Design-to-silicon-yield solutions	2018	2017	Change	Change
(in thousands, except for percentages)
Direct costs of Design-to-silicon-yield solutions	$10,774	$11,283	$(509)	(5)%
Amortization of acquired technology	143	96	47	49%
Total costs of Design-to-silicon-yield solutions	$10,917	$11,379	$(462)	(4)%

Costs of Design-to-silicon-yield solutions. Costs of Design-to-silicon-yield solutions consist of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization of acquired technology. Direct costs of Design-to-silicon-yield solutions consist of service and software licenses costs. Service costs consist of material, employee compensation and related benefits, overhead costs, travel and facilities-related costs. Software license costs consist of costs associated with licensing third-party software used by the Company in providing services to our customers in solution engagements, or sold in conjunction with our software products. Direct costs of Design-to-silicon-yield solutions decreased for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The change in direct cost of Design-to-silicon-yield solutions was primarily due to a $0.5 million decrease in personnel-related cost driven by lower headcount, Amortization of acquired technology for the three months ended June 30, 2018, slightly increased slightly due to the amortization of acquired technology from our acquisition of certain assets from Kinesys.

	Three Months Ended
	June 30		$	%
Research and Development	2018	2017	Change	Change
(in thousands, except for percentages)
Research and development	$7,100	$7,276	$(176)	(2)%

Research and Development. Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel, facilities cost allocations, and stock-based compensation charges. Research and development expenses decreased or the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The change in the research and development expenses was primarily due to a $0.2 million decrease in personnel-related expense due to lower headcount. We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of product development projects and revenue generating activity requirements.

	Three Months Ended
	June 30,		$	%
Selling, General and Administrative	2018	2017	Change	Change
(in thousands, except for percentages)
Selling, general and administrative	$5,919	$6,195	$(276)	(4)%

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges. Selling, general and administrative expenses decreased for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily due to a $0.3 million decrease in personnel-related expenses. We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

	Three Months Ended
	June 30,		$	%
Amortization of Other Acquired Intangible Assets	2018	2017	Change	Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$108	$92	$16	18%

Amortization of Other Acquired Intangible Assets. Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. The increase in amortization of other acquired intangible assets for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was primarily related to amortization of other acquired intangible assets related to acquisition of certain assets from Kinesys.

	Three Months Ended
	June 30,		$	%
Interest and Other Income (Expense), Net	2018	2017	Change	Change
(in thousands, except for percentages)
Interest and other income (expense), net	$390	$27	$363	1,344%

Interest and Other Income (expense), net.  Interest and other income (expense), net increased $0.4 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The change was primarily due to foreign exchange rate movements.

	Three Months Ended
	June 30,		$	%
Income Tax Provision (Benefits)	2018	2017	Change	Change
(in thousands, except for percentages)
Income tax provision (benefits)	$(439)	$(815)	$(376)	(46)%

Income Tax Provision (benefits). Income tax benefit decreased $0.4 million for the three months ended June 30, 2018, compared to three months ended June 30, 2017, primarily due to lower excess tax benefits related to employee stock compensation and the impact of recently enacted U.S. tax reform, such as, a decrease in the maximum federal tax rate from 35% to 21% and global intangible low-taxed income (GILTI).

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,		$	%
Revenues	2018	2017	Change	Change
(in thousands, except for percentages)
Design-to-silicon-yield solutions	$33,456	$36,198	$(2,742)	(8)%
Gainshare performance incentives	12,400	12,380	20	0%
Total revenues	$45,856	$48,578	$(2,722)	(6)%

Design-to-silicon-yield solutions. Design-to-silicon-yield solutions revenue decreased $2.7 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The decrease in Design-to-silicon-yield solutions was primarily due to the decrease in the revenue from our yield ramp solutions due to lower hours worked across multiple contracts and customers, which was partially offset by increases in Exensio big data solution revenues that were driven by strong business activities.

Gainshare Performance Incentives. Revenue derived from Gainshare performance incentives were flat for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

	Six Months Ended June 30,		$	%
Costs of Design-to-silicon-yield solutions	2018	2017	Change	Change
(in thousands, except for percentages)
Direct costs of Design-to-silicon-yield solutions	$22,112	$22,618	$(506)	(2)%
Amortization of acquired technology	287	192	95	49%
Total costs of Design-to-silicon-yield solutions	$22,399	$22,810	$(411)	(2)%

Costs of Design-to-silicon-yield solutions. Direct costs of Design-to-silicon-yield solutions decreased for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The decrease in direct cost of Design-to-silicon-yield solutions was primarily due to a $0.6 million decrease in personnel-related cost driven by lower headcount, partially offset by a $0.1 million increase in support service travel expense. Amortization of acquired technology for the six months ended June 30, 2018, slightly increased due to the amortization of acquired technology from our acquisition of certain assets from Kinesys.

	Six Months Ended
	June 30		$	%
Research and Development	2018	2017	Change	Change
(in thousands, except for percentages)
Research and development	$14,345	$14,557	$(212)	(1)%

Research and Development. Research and development expenses decreased for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The decrease in the research and development expenses was primarily due to a $0.5 million decrease in personnel-related expense, partially offset by a $0.3 million increase in depreciation expense for lab equipment.

	Six Months Ended
	June 30,		$	%
Selling, General and Administrative	2018	2017	Change	Change
(in thousands, except for percentages)
Selling, general and administrative	$12,294	$12,095	$199	2%

Selling, General and Administrative. Selling, general and administrative expenses increased for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to a $0.1 million increase in personnel-related expense and a $0.1 million increase in travel expense.

	Six Months Ended
	June 30,		$	%
Amortization of Other Acquired Intangible Assets	2018	2017	Change	Change
(In thousands, except for percentages)
Amortization of other acquired intangible assets	$217	$184	33	18%

Amortization of Other Acquired Intangible Assets. The increase in amortization of other acquired intangible assets for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily related to amortization of other acquired intangible assets related to acquisition of certain assets from Kinesys.

	Six Months Ended
	June 30,		$	%
Interest and Other Income (Expense), Net	2018	2017	Change	Change
(in thousands, except for percentages)
Interest and other income (expense), net	$59	$(202)	(261)	(129)%

Interest and Other Income (expense), net.  Interest and other income (expense), net increased $0.3 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The change was primarily due to foreign exchange rate movements.

	Six Months Ended
	June 30,		$	%
Income Tax Provision (Benefits)	2018	2017	Change	Change
(in thousands, except for percentages)
Income tax provision (benefits)	$(820)	$(1,976)	$(1,156)	(58.50%	)

Income Tax Provision (benefits). Income tax benefit decreased $1.2 million for the six months ended June 30, 2018, compared to six months ended June 30, 2017, primarily due to lower excess tax benefits related to employee stock compensation and the impact of recently enacted U.S. tax reform, such as a decrease in the maximum federal tax rate from 35% to 21% and GILTI.

Liquidity and Capital Resources

As of June 30, 2018, our working capital, defined as total current assets less total current liabilities, was $143.7 million, compared to $144.3 million as of December 31, 2017. Cash and cash equivalents were $100.9 million as of June 30, 2018, compared to $101.3 million as of December 31, 2017. As of June 30, 2018, and December 31, 2017, cash and cash equivalents held by our foreign subsidiaries were $3.5 million and $3.1 million, respectively. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for the next twelve months.

During six months ended June 30, 2018, cash provided by operating activities of $9.7 million was a result of $2.5 million of net loss, non-cash adjustments to net income of $6.9 million, and an increase in the net change in operating assets and liabilities of $5.4 million. Non-cash charges consisted primarily of stock-based compensation of $5.6 million, depreciation and amortization of $2.5 million, deferred taxes of $1.7 million and amortization of acquired intangible assets of $0.5 million. Cash provided by operating activities resulting from the net change in operating assets and liabilities primarily consisted of a $4.5 million decrease in accounts receivable, a $2.7 million increase in deferred revenue, and a $1.6 million decrease in other non-current assets, partially offset by a $1.2 million increase in prepaid expenses and other assets, a $0.8 million decrease in accrued compensation and related benefits, a $0.5 million decrease in accrued and other liabilities, and a $1.0 million decrease in accounts payable. Cash flows used in investing activities of $4.8 million, consisted of payments for capital expenditures, primarily test equipment. Cash flows used in financing activities of $5.2 million for the six months ended June 30, 2018, consisted of $5.2 million of cash used to repurchase shares of our common stock, $1.4 million of cash payments for taxes related to net share settlement of equity awards, partially offset by $1.0 million of proceeds from our Employee Stock Purchase Plan and $0.4 million of proceeds from the exercise of stock options.

    During six months ended June 30, 2017, cash provided by operating activities of $1.0 million was a result of $0.7 million of net income, non-cash adjustments to net income of $8.4 million and a cash decrease in the net change in operating assets and liabilities of $8.1 million. Non-cash charges consisted primarily of stock-based compensation of $5.8 million, depreciation and amortization of $2.3 million, amortization of acquired intangible assets of $0.4 million, and a provision for doubtful accounts of $0.1 million, partially offset by deferred taxes of $0.2 million. Cash flow decreases resulting from the net change in operating assets and liabilities primarily consisted of a $6.0 million increase in accounts receivable, mainly due to the slow payments from Asia customers, a $3.4 million increase in prepaid expense and other current assets, a $0.2 million decrease in accrued compensation and related benefits, and a $0.7 million of decrease in accrued and other liabilities, partially offset by a $0.9 million increase in accounts payable, a $0.4 million decrease in other non-current assets, a $0.7 million increase in deferred revenue, and a $0.3 million increase in billing in excess of recognized revenue. Cash flows used in investing activities of $5.0 million for the six months ended June 30, 2017, consisted of payments for capital expenditures, primarily test equipment. Cash flows used in financing activities of $3.9 million for the six months ended June 30, 2017, consisted of $4.8 million of cash used to repurchase shares of our common stock, $1.9 million of cash payments for taxes related to net share settlement of equity awards, partially offset by $1.8 million of proceeds from the exercise of stock options and $0.9 million of proceeds from our Employee Stock Purchase Plan.

Off-Balance Sheet Agreements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands) as of June 30, 2018:

	Payments Due by Period
Contractual Obligations	2018 (remaining six months)	2019	2020	2021	2022	2023 and thereafter	Total
Operating lease obligations(1)	$718	$1,307	$1,374	$1,291	$1,061	$4,264	$10,015
Purchase obligations(2)	11,056	2,317	218	148	-	-	13,739
Total(3)	$11,774	$3,624	$1,592	$1,439	$1,061	$4,264	$23,754

(1)

In April 2018, we entered into a new approximately 20,800 square foot lease, located in Santa Clara, California. The term of the new lease is approximately ten years commencing on or around September 1, 2018. The total lease obligation over the new lease term is approximately $7.0 million, less a lease abatement allowance of approximately $0.4 million. The terms of the new lease include a tenant improvement allowance of approximately $1.3 million. Future minimum lease payments under the lease are included in the above table.

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

Interest Rate Risk.   As of June 30, 2018, we had cash and cash equivalents of $100.9 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at June 30, 2018, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. We enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a large global financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net. As of June 30, 2018, we had one outstanding forward contract with a notional amount of $8.1 million. The foreign currency exchange rate movement of plus-or-minus 10% will result in the change in fair value of this contract of plus-or-minus $0.8 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2018, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of June 30, 2018, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, we were not a party to any material legal proceedings, thus no loss was probable and no amount was accrued at June 30, 2018.

Item 1A. Risk Factors

Item 1A, “Risk Factors,” on pages 13 through 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, provides information on the significant risks associated with our business. There have been no subsequent material changes to these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the six months ended June 30, 2018 (in thousands except per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (in thousands) (1)

Month #4 (April 1, 2018 through April 30, 2018)	—	$—	—	$
Month #5 (May 1, 2018 through May 31, 2018)	98.8	$11.39	98.8	$
Month #6 (June 1, 2018 through June 30, 2018)	—	$—	—		$25,000
Total	98.8	$11.39	98.8		$25,000

(1) On May 29, 2018, the Board of Directors terminated the 2016 program and adopted a new 2018 program to repurchase up to $25.0 million of common stock both on the open market and in privately negotiated transactions, from time to time, over the next two years. During the three and six months ended June 30, 2018, 98,800 and 437,007 shares had been repurchased, respectively, under the 2016 program. As of June 30, 2018, 1,279,189 total shares had been repurchased at an average price of $14.59 per share under the 2016 program, for a total purchase of $18.7 million. Under the 2018 program, $25.0 million of common stock remained available for future repurchases.

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

PDF SOLUTIONS, INC.

Date: August 9, 2018	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: August 9, 2018	By:	/s/ GREGORY C. WALKER
Gregory C. Walker
Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)