Form 10-Q
period 2019-09-30
PDF SOLUTIONS INC
filed 2019-11-06
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2019

or

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

There were 32,350,187 shares of the Registrant’s Common Stock outstanding as of November 1, 2019.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$100,259	$96,089
Accounts receivable, net of allowance for doubtful accounts of $339 in 2019 and $332 in 2018	34,556	51,570
Prepaid expenses and other current assets	8,026	9,562
Total current assets	142,841	157,221
Property and equipment, net	38,969	35,681
Operating lease right-of-use assets, net	7,581	—
Goodwill	2,293	1,923
Intangible assets, net	6,538	5,064
Deferred tax assets	23,100	19,044
Other non-current assets	8,025	6,972
Total assets	$229,347	$225,905
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,203	$2,454
Accrued compensation and related benefits	4,313	4,727
Accrued and other current liabilities	2,452	3,235
Operating lease liabilities – current portion	1,826	—
Deferred revenues – current portion	8,612	8,477
Billings in excess of recognized revenues	1,219	635
Total current liabilities	20,625	19,528
Long-term income taxes payable	3,565	3,751
Non-current operating lease liabilities	7,726	—
Other non-current liabilities	2,444	2,831
Total liabilities	34,360	26,110
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized: shares issued 41,596 and 40,677, respectively; shares outstanding 32,350 and 32,382, respectively	5	5
Additional paid-in-capital	322,183	310,660
Treasury stock at cost, 9,246 and 8,295 shares, respectively	(90,908)	(79,142)
Accumulated deficit	(34,540)	(30,452)
Accumulated other comprehensive loss	(1,753)	(1,276)
Total stockholders’ equity	194,987	199,795
Total liabilities and stockholders’ equity	$229,347	$225,905

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues:
Solutions	$16,208	$13,976	$46,298	$47,431
Gainshare performance incentives	5,706	6,237	16,725	18,638
Total revenues	21,914	20,213	63,023	66,069

Cost of Solutions
Direct costs of solutions	8,571	10,539	23,984	32,651
Amortization of acquired technology	144	144	431	431
Total cost of solutions	8,715	10,683	24,415	33,082
Gross profit	13,199	9,530	38,608	32,987

Operating expenses:
Research and development	8,435	6,755	23,993	21,100
Selling, general and administrative	5,990	5,507	19,940	17,801
Amortization of other acquired intangible assets	174	108	436	326
Restructuring charges	—	—	92	—
Total operating expenses	14,599	12,370	44,461	39,227

Loss from operations	(1,400)	(2,840)	(5,853)	(6,240)
Interest and other income (expense), net	202	223	307	283
Loss before income taxes	(1,198)	(2,617)	(5,546)	(5,957)
Income tax benefit	(511)	(535)	(1,458)	(1,355)
Net loss	$(687)	$(2,082)	$(4,088)	$(4,602)

Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(461)	(168)	(477)	(414)
Comprehensive loss	$(1,148)	$(2,250)	$(4,565)	$(5,016)

Net loss per share:
Basic	$(0.02)	$(0.06)	$(0.13)	$(0.14)
Diluted	$(0.02)	$(0.06)	$(0.13)	$(0.14)

Weighted average common shares:
Basic	32,392	32,184	32,405	32,105
Diluted	32,392	32,184	32,405	32,105

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2019
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2018	32,382	$5	$310,660	8,295	$(79,142)	$(30,452)	$(1,276)	$199,795
Issuance of common stock in connection with employee stock purchase plan	87	-	782	-	-	-	-	782
Issuance of common stock in connection with exercise of options	87	-	518	-	-	-	-	518
Vesting of restricted stock units	104	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	-	-	-	54	(557)	-	-	(557)
Repurchases of common stock	(314)	-	-	314	(3,917)	-	-	(3,917)
Stock-based compensation	-	-	3,469	-	-	-	-	3,469
Comprehensive loss	-	-	-	-	-	(2,691)	(52)	(2,743)
Balances, March 31, 2019	32,346	5	315,429	8,663	(83,616)	(33,143)	(1,328)	197,347
Issuance of common stock in connection with exercise of options	69	-	326	-	-	-	-	326
Vesting of restricted stock units	176	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	-	-	-	72	(918)	-	-	(918)
Repurchases of common stock	(300)	-	-	300	(3,790)	-	-	(3,790)
Stock-based compensation	-	-	2,601	-	-	-	-	2,601
Comprehensive income (loss)	-	-	-	-	-	(710)	36	(674)
Balances, June 30, 2019	32,291	5	318,356	9,035	(88,324)	(33,853)	(1,292)	194,892
Issuance of common stock in connection with employee stock purchase plan	85	-	751	-	-	-	-	751
Issuance of common stock in connection with exercise of options	53	-	267	-	-	-	-	267
Vesting of restricted stock units	92	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants and exercise of options		-	-	40	(524)	-	-	(524)
Repurchases of common stock	(171)	-	-	171	(2,060)	-	-	(2,060)
Stock-based compensation	-	-	2,809	-	-	-	-	2,809
Comprehensive loss	-	-	-	-	-	(687)	(461)	(1,148)
Balances, September 30, 2019	32,350	$5	$322,183	9,246	$(90,908)	$(34,540)	$(1,753)	$194,987

PDF SOLUTIONS, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — Continued

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2018
			Additional				Accumulated Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2017	32,112	$5	$297,950	7,688	$(71,793)	$(27,089)	$(705)	$198,368
Cumulative-effect adjustment from adoption of ASU 2014-09	-	-	-	-	-	4,353	-	4,353
Issuance of common stock in connection with employee stock purchase plan	108	-	1,007	-	-	-	-	1,007
Issuance of common stock in connection with exercise of options	8	-	39	-	-	-	-	39
Vesting of restricted stock units	74	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	-	-	-	36	(557)	-	-	(557)
Repurchases of common stock	(338)	-	-	338	(4,123)	-	-	(4,123)
Stock-based compensation	-	-	2,871	-	-	-	-	2,871
Comprehensive income (loss)	-	-	-	-	-	(424)	525	101
Balances, March 31, 2018	31,964	5	301,867	8,062	(76,473)	(23,160)	(180)	202,059
Issuance of common stock in connection with exercise of options	51	-	377	-	-	-	-	377
Vesting of restricted stock units	159	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	-	-	-	63	(819)	-	-	(819)
Repurchases of common stock	(99)	-	-	99	(1,125)	-	-	(1,125)
Stock-based compensation	-	-	2,699	-	-	-	-	2,699
Comprehensive loss	-	-	-	-	-	(2,096)	(771)	(2,867)
Balances, June 30, 2018	32,075	5	304,943	8,224	(78,417)	(25,256)	(951)	200,324
Issuance of common stock in connection with employee stock purchase plan	92	-	824	-	-	-	-	824
Issuance of common stock in connection with exercise of options	9	-	53	-	-	-	-	53
Vesting of restricted stock units	81	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	-	-	-	28	(334)	-	-	(334)
Stock-based compensation	-	-	2,278	-	-	-	-	2,278
Comprehensive loss	-	-	-	-	-	(2,082)	(168)	(2,250)
Balances, September 30, 2018	32,257	$5	$308,098	8,252	$(78,751)	$(27,338)	$(1,119)	$200,895

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(4,088)	$(4,602)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,306	3,689
Stock-based compensation expense	8,642	7,825
Amortization of acquired intangible assets	867	757
Amortization of costs capitalized to obtain revenue contracts	344	278
Adjustment to contingent consideration related to acquisition	36	—
Deferred taxes	(3,998)	(2,298)
Loss on disposal of property and equipment	130	4
Provision (reversal of allowance) for doubtful accounts and write-off of accounts receivable	67	(41)
Unrealized loss on foreign currency forward contract	—	59
Changes in operating assets and liabilities:
Accounts receivable	16,946	5,653
Prepaid expenses and other current assets	(236)	(3,722)
Other non-current assets	(966)	2,367
Accounts payable	(191)	(598)
Accrued compensation and related benefits	(431)	(1,377)
Accrued and other liabilities	(483)	(252)
Deferred revenues	1,482	632
Billings in excess of recognized revenues	584	669
Net cash provided by operating activities	23,011	9,043
Investing activities:
Proceeds from the sale of property and equipment	50	—
Purchases of property and equipment	(6,891)	(8,747)
Payment for business acquisition	(2,660)	—
Net cash used in investing activities	(9,501)	(8,747)
Financing activities:
Proceeds from exercise of stock options	983	469
Proceeds from employee stock purchase plan	1,534	1,832
Repurchases of common stock	(9,639)	(5,248)
Payments for taxes related to net share settlement of equity awards	(1,898)	(1,711)
Payment of contingent consideration related to acquisition	(206)	—
Net cash used in financing activities	(9,226)	(4,658)
Effect of exchange rate changes on cash and cash equivalents	(114)	(117)

Net change in cash and cash equivalents	4,170	(4,479)
Cash and cash equivalents, beginning of period	96,089	101,267
Cash and cash equivalents, end of period	$100,259	$96,788
Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$2,454	$1,616
Cash paid for amounts included in the measurement of operating lease liabilities	$1,268	$—
Supplemental disclosure of noncash operating, investing, and financing activities:
Stock-based compensation capitalized as software development costs	$244	$—
Property and equipment received and accrued in accounts payable and accrued and other liabilities	$1,340	$3,398
Advances for purchase of fixed assets transferred from prepaid assets to property and equipment	$1,416	$—
Tenant allowance paid by landlord for leasehold improvements	$—	$1,536
Common shares repurchased from a cashless exercise of stock options	$128	$—

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

In addition, the Company elected the transition package of three practical expedients which allow companies not to reassess (i) whether agreements contain leases, (ii) the classification of leases, and (iii) the capitalization of initial direct costs. Further, the Company elected to not separate lease and non-lease components for all of its leases. The Company also made an accounting policy election to recognize lease expense for leases with a term of 12 months or less on a straight-line basis over the lease term and recognize no ROU or lease liability for those leases.

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

FASB Updates Certain SEC Guidance in the Codification

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections – Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, “Disclosure Update and Simplification,” and Nos. 33-10231 and 33-10442, “Investment Company Reporting Modernization,” and Miscellaneous Updates. This ASU codifies the SEC releases that clarify and improve the disclosure and presentation requirements of a variety of codification topics, thereby eliminating or amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirement, U.S. GAAP, or changes in the information environment. The amendments and updates to the SEC Final Rule are effective upon issuance of this ASU in July 2019. The Company adopted this ASU in the third quarter of 2019, and did not have a material impact on its condensed consolidated financial statements and footnote disclosures. Included also in the aforementioned SEC Final Rule is extending the disclosure requirement of presenting changes in stockholders’ equity for interim periods, which became effective to and adopted by the Company in the first quarter of 2019.

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

The Company accounted for this acquisition as a business combination. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the Acquisition Date. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill recorded from this acquisition represents business benefits the Company anticipates from the acquired workforce and expectation for expanded sales opportunities in advanced data analytics for semiconductors and electronics. The amount of goodwill expected to be deductible for tax purposes is $370,000. Pro-forma results of operations have not been presented because the effect of the acquisition was not material to our financial results.

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

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable.

The Company enters into contracts that can include various combinations of licenses, products and services, some of which are distinct and are accounted for as separate performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation, generally on a relative basis using its standalone selling price. The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component for the three and nine months ended September 30, 2019 and 2018.

Nature of Products and Services

Solutions revenue – The Company recognizes revenue for each element of solutions revenue as follows:

The Company licenses the majority of its software products separately from project-based solution implementation service contracts, in particular, its Exensio platform and related products.  The majority of this software is delivered as on-premise software licenses, while others can be delivered entirely or partially through Software-as-a-Service (SaaS) or cloud delivery models. Revenue from perpetual (one-time charge) license software is recognized at a point in time at the inception of the arrangement when control transfers to the client, if the software license is distinct from the services offered by the Company. Revenue from post-contract support subscription is recognized over the contract term on a straight-line basis, because the Company is providing a service of standing ready to provide support, when-and-if needed, and is providing unspecified software upgrades on a when-and-if available basis over the contract term. Revenue from time-based license software is allocated to each performance obligation and is recognized either at a point in time or over time. The license component is recognized at a point in time, at the delivery of the software license, with the post-contract support subscription component being recognized ratably over for the committed term of the contract. Revenue from software hosting or SaaS arrangements that allow for the use of a hosted software product or service over a contractually determined period of time without taking possession of software is accounted for as subscriptions and recognized as revenue ratably, on a straight-line basis, over the coverage period beginning on the date the service is made available to customers.

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

The following table shows the revenues from contracts with customers by the nature of transactions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Licenses and Gainshare Performance Incentives	$6,454	$7,729	$20,360	$22,044
Support and Services	15,267	11,905	42,298	43,095
Other	193	579	365	930
Total	$21,914	$20,213	$63,023	$66,069

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

The Company’s performance obligations are satisfied either over time or at a point-in-time. The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Over time	70%	59%	67%	66%
Point-in-time	30%	41%	33%	34%
Total	100%	100%	100%	100%

International revenues accounted for approximately 66% and 60% of the Company’s total revenues for the three and nine months ended September 30, 2019, respectively, compared to 59% and 58% of the Company’s total revenues for the three and nine months ended September 30, 2018, respectively. See Note 11. Customer and Geographic Information.

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

The Company classifies the right to consideration in exchange for products or services transferred to a client as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional as compared to a contract asset which is a right to consideration that is conditional upon factors other than the passage of time. The majority of the Company’s contract assets represent unbilled amounts related to fixed-price solution implementation service contracts when the costs or labor-hours input method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the client, and the right to consideration is subject to milestone completion or client acceptance. The contract assets are generally classified as current and are recorded on a net basis with deferred revenue (i.e., contract liabilities) at the contract level. At September 30, 2019 and December 31, 2018, contract assets of $3.0 million and $2.7 million, respectively, are included in prepaid expenses and other current assets in the condensed consolidated balance sheets. The change in the contract assets balance during the period relates to the recording of revenues for which the right to consideration is subject to milestone completion or client acceptance and movement of previously recorded contract assets to receivables as the right to consideration becomes unconditional.

Contract liabilities primarily consist of deferred revenues and billings in excess of recognized revenues. Deferred revenues consist substantially of amounts invoiced in advance of revenue recognition and is recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as current deferred revenues, and the remaining portion is recorded as non-current deferred revenues. This balance was recorded in the other non-current liabilities in the accompanying condensed consolidated balance sheets. The non-current portion of deferred revenue included in other non-current liabilities was $2.4 million and $1.0 million, respectively, as of September 30, 2019 and December 31, 2018. Billings in excess of recognized revenues included and presented separately in the condensed consolidated balance sheets are attributable to billings in excess of costs under the percentage of completion method representing the difference between contractually invoiced amounts (billings) and revenue recognized based on costs incurred to total estimated total costs at end of period. Billings in excess of recognized revenues are expected to be realized during the succeeding twelve-month period. Revenue recognized for each of the three months ended September 30, 2019 and 2018, that was included in the deferred revenues and billings in excess of recognized revenues balances at the beginning of each reporting period was $4.4 million.  Revenue recognized for the nine months ended September 30, 2019, and 2018, that was included in the deferred revenues and billings in excess of recognized revenues balances at the beginning of each reporting period was $13.0 million and $12.0 million, respectively.

At September 30, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was approximately $35.5 million. Given the applicable contract terms, the majority of this amount is expected to be recognized as revenue over the next two years, with the remainder in the following five years.  This amount does not include contracts to which the customer is not committed, nor contracts with original expected lengths of one year or less, nor contracts for which we recognize revenue equal to the amount we have the right to invoice for services performed, or future sales-based or usage-based royalty payments in exchange for a license of intellectual property.  This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications, or currency adjustments.  The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to the scope, change in timing of delivery of products and services, or contract modifications.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 90 days upon invoicing. Invoicing occurs generally upon delivery of license for perpetual software and equally over the expected time period for time-based software and/or service engagements. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

The adjustment to revenue recognized in the three months ended September 30, 2019 and 2018 from performance obligations satisfied (or partially satisfied) in previous periods was an increase of $0.3 million and $1.3 million, respectively. The adjustment to revenue recognized in the nine months ended September 30, 2019 and 2018 from performance obligations satisfied (or partially satisfied) in previous periods was an increase of $0.1 million and $1.6 million, respectively. These amounts primarily represent changes in estimated percentage-of-completion based contracts and changes in estimated Gainshare performance incentives for those customers that reported actual Gainshare revenue with some time lag.

Costs to obtain or fulfill a contract

The Company capitalizes the incremental costs to obtain or fulfill a contract with a customer, including direct sales commissions and related fees, when it expects to recover those costs. As a result, these costs will need to be capitalized and amortized over an appropriate period, which may exceed the initial contract term. The incremental costs of obtaining a contract are costs that would not have been incurred if the contract had not been obtained. The Company uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and renewals and such expense is recognized over the period associated with the revenue of the related portfolio. Total capitalized direct sales commission costs as of September 30, 2019 and December 31, 2018 were $0.7 million and $0.5 million, respectively. Amortization of these assets during each of the three months ended September 30, 2019 and 2018 was $0.1 million in each period. Amortization of these assets during each of the nine months ended September 30, 2019 and 2018 was $0.3 million in each period. There was no impairment loss in relation to the costs capitalized for the periods presented. Certain eligible initial project costs are capitalized when the costs relate directly to the contract, the costs generate or enhance resources of the Company that will be used in satisfying the performance obligation in the future, and the costs are expected to be recovered.

These costs primarily consist of transition and set-up costs related to the installation of systems and processes and other deferred fulfillment costs eligible for capitalization.  Capitalized costs are amortized consistent with the transfer to the client of the services to which the asset relates and recorded as a component of cost of revenues. The Company also incurred certain direct costs to provide solution implementation services in relation to the specific anticipated contracts. The Company recognizes such costs as a component of cost of revenues, the timing of which is dependent upon identification of a contract arrangement. The Company also defers costs from arrangements that required it to defer the revenues, typically due to the pattern of transfer of the performance obligations in the contract. These costs are recognized in proportion to the related revenue. At the end of the reporting period, the Company evaluates its deferred costs for their probable recoverability. The Company recognizes impairment of deferred costs when it is determined that the costs no longer have future benefits and are no longer recoverable. Deferred costs balance was $0.2 million as of September 30, 2019 and December 31, 2018. The balance was included in prepaid expenses and other current assets and other non-current assets in the accompanying condensed consolidated balance sheets.

4. BALANCE SHEET COMPONENTS

Accounts receivable

Account receivable includes amounts that are unbilled at the end of the period that are expected to be billed and collected within 12-month period. Unbilled accounts receivable, included in accounts receivable, totaled $10.2 million and $22.2 million as of September 30, 2019, and December 31, 2018, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12-month period are recorded in other non-current assets and totaled $6.2 million and $5.3 million as of September 30, 2019, and December 31, 2018, respectively.

Property and equipment

Property and equipment, net consists of (in thousands):

	September 30, 2019	December 31, 2018
Property and equipment, net:
Computer equipment	$10,675	$10,536
Software	4,486	4,112
Furniture, fixtures and equipment	7,314	4,688
Leasehold improvements	6,045	5,474
Test equipment	22,250	14,697
Construction-in-progress	15,831	20,293
	66,601	59,800
Less: accumulated depreciation and amortization	(27,632)	(24,119)
Total	$38,969	$35,681

Test equipment includes assets at customer sites that are contributing to solution revenues. The construction-in-progress balance as of September 30, 2019 and December 31, 2018 was primarily related to construction of DFI assets. Depreciation and amortization expense for the three months ended September 30, 2019 and 2018 was $1.7 million and $1.2 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2019 and 2018 was $4.3 million and $3.7 million, respectively.

Goodwill and Intangible Assets

As of September 30, 2019, and December 31, 2018, the carrying amounts of goodwill were $2.3 million and $1.9 million, respectively.

Intangible assets balance was $6.5 million and $5.1 million as of September 30, 2019, and December 31, 2018, respectively. Intangible assets as of September 30, 2019, and December 31, 2018 consist of the following (in thousands):

				September 30, 2019			December 31, 2018
	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired identifiable intangibles:
Customer relationships	1	‒	9	$7,440	$(4,823)	$2,617	$6,740	$(4,514)	$2,226
Developed technology	4	‒	9	17,460	(13,912)	3,548	15,820	(13,404)	2,416
Tradename	2	‒	7	790	(667)	123	790	(648)	142
Patent	7	‒	10	1,800	(1,550)	250	1,800	(1,520)	280
Total				$27,490	$(20,952)	$6,538	$25,150	$(20,086)	$5,064

The weighted average amortization period for acquired identifiable intangible assets was 6.4 years as of September 30, 2019. For each of the three months ended September 30, 2019 and 2018, intangible asset amortization expense was $0.3 million. For the nine months ended September 30, 2019 and 2018, total intangible asset amortization expense was $0.9 million and $0.8 million, respectively. The Company expects annual amortization of acquired identifiable intangible assets to be as follows (in thousands):

Year ending December 31,	Amount
2019 (remaining three months)	$317
2020	1,269
2021	1,093
2022	886
2023	886
2024 and thereafter	2,087
Total future amortization expense	$6,538

Intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the three and nine months ended September 30, 2019, there were no indicators of impairment related to the Company’s intangible assets.

5. LEASES

The Company leases administrative and sales offices and certain equipment under noncancelable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes, and utilities. These operating leases expire at various times through 2028. The Company had no leases that were classified as a financing lease as of September 30, 2019.

Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Long-term operating leases are included in operating lease ROU assets and operating lease liabilities in the Company’s condensed consolidated balance sheet as of September 30, 2019.

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

Operating lease expense was $0.6 million for each of the three months ended September 30, 2019 and 2018. Operating lease expense was $1.7 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively.  Operating lease cost includes short-term leases and variable lease costs, which are immaterial.

Maturity of operating lease liabilities as of September 30, 2019, are as follows (in thousands):

Year ending December 31,	Amount(1)
2019 (remaining three months)	$388
2020	1,842
2021	1,693
2022	1,510
2023	1,393
2024 and thereafter	4,750
Total future minimum lease payments	$11,576
Less: Interest(2)	(2,024)
Present value of operating lease liabilities(3)	$9,552

(1)	As of September 30, 2019, the total operating lease liability includes $1.0 million related to an option to extend a lease term that is reasonably certain to be exercised.
(2)	Calculated using incremental borrowing interest rate for each lease.
(3)	Includes the current portion of operating lease liabilities of $1.8 million as of September 30, 2019.

As of September 30, 2019, the weighted average remaining lease term under operating ROU leases was 7.5 years.

As of September 30, 2019, the weighted average discount rate for operating lease liabilities was approximately 5.3%.

No new operating lease ROU asset was obtained in exchange for operating lease liabilities during the three and nine months ended September 30, 2019.

6. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On October 25, 2016, the Board of Directors adopted a program (the “2016 Program”) that was effective immediately to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions over the next two years. On May 29, 2018, the Board of Directors terminated that 2016 stock repurchase program, and adopted a new program (the “2018 Program”) to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions over the next two years.  During the three and nine months ended September 30, 2019, the Company repurchased approximately 171,000 shares and 785,000 shares, respectively. As of September 30, 2019, approximately 785,000 shares had been repurchased at an average price of $12.43 per share, for a total price of $9.8 million under the 2018 Program. During the three and nine months ended September 30, 2018, the Company repurchased zero and approximately 437,000 shares, respectively, under the 2016 Program and no shares were repurchased under 2018 Program. As of May 29, 2018, the Company had repurchased approximately 1,279,000 shares at an average price of $14.59 per share, for a total price of $18.7 million, under the 2016 Program. Under the 2018 program, as of September 30, 2019, $15.2 million remained available for future repurchases of the Company’s common stock.

7. EMPLOYEE BENEFIT PLANS

On September 30, 2019, the Company had the following stock-based compensation plans:

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

The Company estimated the fair value of purchase rights granted under the Purchase Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Nine Months Ended September 30,
	2019	2018
Expected life (in years)	1.25	1.25
Volatility	42.45%	42.85%
Risk-free interest rate	2.24%	2.48%
Expected dividend	—	—
Weighted average fair value per share of options granted during the period	$4.08	$3.62

During the three months ended September 30, 2019 and 2018, a total of approximately 85,000 and 92,000 shares, respectively, were issued at a weighted-average purchase price of $8.90 and $8.93 per share, respectively.  During the nine months ended September 30, 2019 and 2018, a total of approximately 172,000 and 200,000 shares, respectively, were issued at a weighted-average purchase price of $8.92 and $9.12 per share, respectively. As of September 30, 2019, there was $0.9 million of unrecognized compensation cost related to the Purchase Plan. That cost is expected to be recognized over a weighted average period of 1.4 years. As of September 30, 2019, 5.2 million shares were available for future issuance under the Purchase Plan.

Stock Incentive Plans

On November 16, 2011, the Company’s stockholders initially approved the 2011 Stock Incentive Plan, which has been amended and restated and approved by the Company’s stockholders a number of times since then (as amended, the “2011 Plan”). Under the 2011 Plan, the Company may award stock options, stock appreciation rights, stock grants or stock units covering shares of the Company’s common stock to employees, directors, non-employee directors and contractors. The aggregate number of shares reserved for awards under this plan is 10,300,000 shares, plus up to 3,500,000 shares previously issued under the 2001 Plan that are (i) forfeited or (ii) repurchased by the Company or shares subject to awards previously issued under the 2001 Plan that expire or that terminate without having been exercised or settled in full on or after November 16, 2011. In case of awards other than options or stock appreciation rights, the aggregate number of shares reserved under the 2011 Plan will be decreased at a rate of 1.33 shares issued pursuant to such awards. The exercise price for stock options must generally be at prices no less than the fair market value at the date of grant. Stock options generally expire ten years from the date of grant and become vested and exercisable over a four-year period.

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

As of September 30, 2019, 10.8 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 3.5 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.5 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after adoption of the 2011 Plan through September 30, 2019. As of September 30, 2019, there were no outstanding awards that had been granted outside of the 2011, 2001, or the IDS Plans (collectively, the “Stock Plans”).

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expense before taxes related to the Company’s stock plans and employee stock purchase plan was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of solutions	$745	$787	$2,404	$2,768
Research and development	1,062	725	3,681	2,449
Selling, general and administrative	925	756	2,557	2,608
Stock-based compensation expenses	$2,732	$2,268	$8,642	$7,825

The stock-based compensation expense in the table above includes immaterial expense or credit adjustments related to cash-settled stock appreciation rights (“SARs”) granted to certain employees. The Company accounted for these awards as liability awards and the amount was included in accrued compensation and related benefits. Stock-based compensation capitalized in the capitalized software development costs included in the Property and Equipment, net, was approximately $0.2 million at September 30, 2019.

Stock Options

The Company estimated the fair value of each stock option granted under the 2011 Stock Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected life (in years)	4.46	4.43	4.46	4.43
Volatility	39.93%	44.01%	42.61%	43.82%
Risk-free interest rate	1.40%	2.73%	1.99%	2.71%
Expected dividend	—	—	—	—
Weighted average fair value per share of options granted during the period	$4.70	$4.21	$4.61	$4.22

Additional information with respect to options under the Stock Plans during the nine months ended September 30, 2019, was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2019	1,027	$9.75
Granted (weighted average fair value of $4.61 per share)	66	$12.35
Exercised	(217)	$5.13
Canceled	(75)	$14.53
Expired	(55)	$16.09
Outstanding, September 30, 2019	746	$9.79	4.54	$2,521
Vested and expected to vest, September 30, 2019	732	$10.33	4.45	$2,502
Exercisable, September 30, 2019	582	$9.79	3.33	$2,291

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $13.07 per share as of September 30, 2019. The total intrinsic value of options exercised during the nine months ended September 30, 2019, was $1.5 million.

As of September 30, 2019, there was $0.7 million of total unrecognized compensation cost, net of forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during the nine months ended September 30, 2019, was $0.1 million.

Restricted Stock Units

The fair value and compensation cost before estimated forfeitures for restricted stock units is calculated using the closing price of common stock on the date of grant.

Nonvested restricted stock units activity during the nine months ended September 30, 2019, was as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, January 1, 2019	1,835	$11.93
Granted	895	$13.33
Vested	(530)	$13.40
Forfeited	(164)	$12.03
Nonvested, September 30, 2019	2,036	$12.17

As of September 30, 2019, there was $19.4 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.8 years. Restricted stock units do not have rights to dividends prior to vesting.

8. RESTRUCTURING CHARGES

On September 27, 2018, the Board of Directors of the Company approved a reduction in its workforce to reduce expenses and align its operations with evolving business needs. Notifications to the affected employees began on October 24, 2018.

From inception of the restructuring plan to September 30, 2019, the Company has recorded restructuring charges of $0.7 million, primarily consisting of employee separation charges. The Company is in the process of implementing the restructuring plan, and the remaining charges expected to be incurred are not expected to be significant.

The following table summarizes the activities of restructuring liabilities under this plan (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Beginning balance	$—	$244
Restructuring charges	—	92
Cash payments	—	(336)
Ending balance	$—	$—

9. INCOME TAXES

Income tax benefit increased $0.1 million for the nine months ended September 30, 2019, to a $1.5 million income tax benefit as compared to an income tax benefit of $1.4 million for the nine months ended September 30, 2018. The Company’s effective tax rate benefit was 26.2% and 22.8% for the nine months ended September 30, 2019 and 2018, respectively. The Company’s effective tax rate benefit increased in the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to favorable reductions in excess tax benefits related to employee stock compensation and a change in the level of forecasted income/loss.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of September 30, 2019, was $13.5 million, of which $7.8 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2018, was $13.3 million, of which $7.8 million, if recognized, would affect the Company's effective tax rate. As of September 30, 2019, the Company has recorded unrecognized tax benefits of $2.8 million, including interest and penalties of $0.7 million, as long-term taxes payable in its condensed consolidated balance sheet. The remaining $11.4 million has been recorded net of our deferred tax assets, of which $5.7 million is subject to a full valuation allowance.

The valuation allowance was approximately $10.4 million and $9.8 million as of September 30, 2019, and December 31, 2018, respectively, which was related to California R&D tax credits and California net operating losses related to the Company’s acquisition of Syntricity. The Company has recorded a valuation allowance against these deferred tax assets because it believes that it is more likely than not that these tax attributes will not be realized.

Effective January 1, 2018, the 2017 Tax Cuts and Jobs Acts (the Tax Act) creates a new requirement to include in U.S. income global intangible low-taxed income (“GILTI”) earned by controlled foreign corporations (“CFCs”). The GILTI must be included currently in the gross income of the CFCs’ U.S. shareholder. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). During the first quarter of 2018, the Company selected the period cost method in recording the tax effects of GILTI in its condensed consolidated financial statements.

The Company conducts business globally and, as a result, files numerous consolidated and separate income tax returns in the U.S. federal, various state, and foreign jurisdictions. Because the Company used some of the tax attributes carried forward from previous years to tax years that are still open, statutes of limitation remain open for all tax years to the extent of the attributes carried forward into tax year 2002 for federal and California tax purposes. The Company is not subject to income tax examinations in any of its major foreign subsidiaries’ jurisdictions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(687)	$(2,082)	$(4,088)	$(4,602)
Denominator:
Basic weighted-average common shares outstanding	32,392	32,184	32,405	32,105
Effect of dilutive options and restricted stock	—	—	—	—
Diluted weighted average shares outstanding	32,392	32,184	32,405	32,105

Net loss per share – Basic	$(0.02)	$(0.06)	$(0.13)	$(0.14)
Net loss per share – Diluted	$(0.02)	$(0.06)	$(0.13)	$(0.14)

For the three and nine months ended September 30, 2019 and 2018, the Company was in a loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of the potential common shares would have been anti-dilutive.

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Outstanding options	525	598	584	625
Nonvested restricted stock units	1,394	1,093	985	1,054
Employee Stock Purchase Plan	53	465	150	165
Total	1,972	2,156	1,719	1,844

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Customer	2019	2018		2019		2018
A	22%	38%		30%		39%
B	16%	*	%	*	%	*	%

*	represents less than 10%

The Company had gross accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

Customer	September 30, 2019	December 31, 2018
A	30%	35%
B	14%	21%
C	11%	* %

*	represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (in thousands):

	Three Months Ended September 30,
	2019		2018
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
United States	$7,341	34%	$8,366	41%
China	5,118	23	4,644	23
Japan	2,423	11	1,652	8
Taiwan	1,945	9	936	5
Rest of the world	5,087	23	4,615	23
Total revenue	$21,914	100%	$20,213	100%

	Nine Months Ended September 30,
	2019		2018
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
United States	$25,203	40%	$27,430	42%
China	11,369	18	14,186	21
Taiwan	6,041	10	4,109	6
Japan	4,761	7	4,193	7
Rest of the world	15,649	25	16,151	24
Total revenue	$63,023	100%	$66,069	100%

Long-lived assets, net by geographic area are as follows (in thousands):

	September 30, 2019(1)	December 31, 2018(2)
United States	$44,370	$35,173
Rest of the world	2,180	508
Total long-lived assets, net	$46,550	$35,681

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of September 30, 2019, and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$27,524	$27,524	$—	$—

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2018, and the basis for that measurement (in thousands):

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$27,068	$27,068	$—	$—

The Company enters into foreign currency forward contracts from time to time to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily on third-party accounts payables and intercompany balances. The primary objective of the Company’s hedging program is to reduce volatility of earnings related to foreign currency exchange rate fluctuations. The counterparty to these foreign currency forward contracts is a financial institution that the Company believes is creditworthy, and therefore, the Company believes the credit risk of counterparty nonperformance is not significant. These foreign currency forward contracts are not designated for hedge accounting treatment.

Therefore, the change in fair value of these contracts is recorded into earnings as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated assets and liabilities, which is also recorded in other income (expense), net. For the three months ended September 30, 2019 and 2018, the Company recognized a realized loss of $0.4 million and a realized loss of $0.1 million on the contracts, respectively, which was recorded in other income (expense), net in the Company’s Condensed Consolidated Statements of Comprehensive Loss.  For the nine months ended September 30, 2019 and 2018, the Company recognized a realized loss of $0.7 million and a realized loss of $0.5 million on the contracts, respectively, which was recorded in other income (expense), net in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

The Company carries these derivatives financial instruments on its condensed consolidated balance sheets at their fair values. The Company’s foreign currency forward contracts are classified as Level 2 because they are not actively traded and the valuation inputs are based on quoted prices and market observable data of similar instruments. As of September 30, 2019, the Company had no outstanding forward contract. As of December 31, 2018, the Company had one outstanding forward contract with a notional amount of $8.2 million and recorded $55,000 other current liability associated with the outstanding forward contract.

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

 Purchase obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of September 30, 2019, total outstanding purchase obligations were $14.9 million, which are primarily due within the next 12 months.

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

Litigation — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. As of September 30, 2019, the Company was not party to any material legal proceedings, thus no loss was probable and no amount was accrued.

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

Overview

We offer products and services designed to empower engineers and data scientists across the semiconductor ecosystem to improve the yield, quality, and profitability of their products. Our solutions combine proprietary software, physical intellectual property (or IP) for integrated circuit (or IC) designs, electrical measurement hardware tools, proven methodologies, and professional services. We primarily monetize our solutions through time-based license fees and contract revenue for professional services. In some cases, especially on our historical yield ramp engagements, we also receive a value-based royalty that we call a Gainshare performance incentive. Our products and services have been sold to integrated device manufacturers (or IDMs), fabless semiconductor companies, foundries, out-sourced semiconductor assembly and test (or OSATs), and system houses.

Industry Trend

Certain trends may affect our analytics opportunities. In particular, the confluence of Industry 4.0 (i.e. the fourth industrial revolution, or the automation and data exchange in manufacturing technologies and processes) and cloud computing (i.e. the on-demand availability of computing resources and data storage without direct active management by the user) is driving increased innovation in semiconductor and electronics manufacturing and analytics, as well as in the organization of IT networks and computing at those same companies. First, the ubiquity of wireless connectivity and sensor technology enables any manufacturing company to augment its factories and visualize its entire production line. In parallel, the cost per terabyte of data storage has continually increased year to year. The combination of these two trends means that more data is collected and stored than ever before. Semiconductor companies are striving to analyze these very large data sets in real-time to make rapid decisions that measurably improve manufacturing efficiency and quality. In parallel, the traditional practice of on-site data storage, even for highly sensitive data, is changing. The ability to cost-effectively and securely store, analyze, and retrieve massive quantities of data from the cloud versus on-premise enables data to be utilized across a much broader population of users, frequently resulting in greater demands on the analytics programs. The combination of these two trends means that cloud-based, analytic programs that effectively manage identity management, physical security and data protection are increasingly demanded for insights and efficiencies across the organizations of these companies. We believe that all these trends will continue for the next few years, and the challenges involved in adopting Industry 4.0 and secure cloud computing will create opportunities for companies that have a combination of advanced analytics capabilities, proven and established data infrastructures, and professional services to optimize their environment to customers’ specialized needs.

Other trends may continue to affect our integrated yield ramp opportunities. The logic foundry market at the leading edge nodes, such as 10nm and 7nm has undergone significant change over the past few years. The leading foundry continues to increase market share as other foundries have either suspended 7nm development, forecasted a later start of mass production, or started later than originally forecast in some cases. This trend will likely continue to negatively impact our yield ramp solutions business on these nodes. Further, for many foundries, utilization rates for 28nm fabs remain suppressed. We expect most logic foundries to invest in derivatives of older process nodes, such as 28nm and 20nm, to extract additional value as many of their customers will not move to advanced nodes due to either technological barriers or restrictive economics. Foundries that participate at leading edge nodes are expected to continue to invest in new technologies such as memory, packaging, and multi-patterned and EUV lithography, as well as new innovations in process control and variability management. We expect China’s investment in semiconductors to continue for at least the next few years. In order for these trends to provide opportunities for us to increase our business in process control and electrical characterization, Chinese semiconductors manufacturers will need to increase their production volumes on advanced technology nodes and continue to engage foreign suppliers.

There are other trends that may affect our business opportunities in general. For instance, the demand for consumer electronics, communications devices, and high performance computing continues to drive technological innovation in the semiconductor industry as the need for products with greater performance, lower power consumption, reduced costs and smaller size continues to grow with each new product generation. In addition, advances in computing systems and mobile devices have fueled demand for higher capacity memory chips. To meet these demands, IC manufacturers and designers are constantly challenged to improve the overall performance of their ICs by designing and manufacturing ICs with more embedded applications to create greater functionality while lowering power and cost per transistor. As this trend continues, companies will continually be challenged to improve process capabilities to optimally produce ICs with minimal random and systematic yield loss, which is driven by the lack of compatibility between the design and its respective manufacturing process. We believe that these difficulties will continue to create a need for all types of products and services that address yield loss across the IC product life cycle.

Financial Highlights

Financial highlights for the three months ended September 30, 2019, were as follows:

●

Total revenues were $21.9 million, which was an increase of $1.7 million, or 8%, compared to the year-ago period. Solutions revenue was $16.2 million, which was an increase of $2.2 million, or 16%, compared to the year-ago period. The increase in Solutions revenue was primarily due to the increases in our Exensio platform revenues that were driven by higher business activity. Gainshare performance incentives revenue was $5.7 million, a decrease of $0.5 million, or 9%, compared to the year-ago period. The decrease was primarily due to lower wafer volumes at the 14nm and 28nm technology nodes covered by contracts with Gainshare performance incentives revenue.

●

Gross margin was 60%, compared to 47% for the year-ago period. Gross profit was significantly higher than the prior period due primarily to higher Solutions revenue and a reduction in headcount primarily related to our yield ramp business, which is a cost of revenues. Cost of solutions decreased for the three months ended September 30, 2019, compared to the year-ago period, primarily due to a $2.5 million decrease in personnel-related cost driven by lower headcount, and a $0.2 million decrease in travel expenses resulting from our cost management effort. These decreases in cost of solutions were partially offset by (i) a $0.5 million decrease in Gainshare performance incentives, (ii) a $0.7 million increase in hardware and equipment expense, (iii) a $0.2 million increase in cloud-delivered solutions-related costs, and (iv) a $0.3 million increase in depreciation expense.

●

Net loss was $0.7 million, compared to a net loss of $2.1 million for the year-ago period. The decrease in net loss was primarily attributable to a $1.7 million increase in total revenues, and a $2.0 million decrease in cost of solutions, partially offset by a $2.2 million increase in operating expenses as we continued to make investments in research and development and sales and marketing activities.

●	Net loss per basic and diluted share was $(0.02), compared to net loss per basic and diluted share of $(0.06) for the year-ago period, a decrease of $0.04 per basic and diluted share.

●

Cash and cash equivalents increased $4.2 million to $100.3 million at September 30, 2019, from $96.1 million at December 31, 2018, primarily due to collection of significant past due accounts receivables during the third quarter of fiscal 2019, partially offset by cash used in investing activities related to the property and equipment purchased for the development our DFI solution, expansion of our research and development laboratory and clean room, and a payment for the acquisition of certain assets of StreamMosaic, Inc., a provider of artificial intelligence and machine learning solutions, and cash used in financing activities primarily due to repurchases of our common stock.

Financial highlights for the nine months ended September 30, 2019, were as follows:

●

Total revenues were $63.0 million, which was a decrease of $3.0 million, or 5%, compared to the compared to the year-ago period. Solutions revenues were $46.3 million, which was a decrease of $1.1 million, or 2%, compared to the year-ago period. The decrease in Solutions revenue was primarily related to a decrease in the revenue from our yield ramp solutions resulting from lower hours worked across multiple contracts and customers, which was partially offset by increases in Exensio platform revenues. Gainshare performance incentives revenue was $16.7 million, a decrease of $1.9 million, or 10%, compared to the year-ago period. The decrease in Gainshare performance incentives revenue was primarily due to lower incentives revenue from the 28nm technology node.

●

Gross margin was 61%, compared to 50% for the year-ago period. Gross profit was significantly higher than the prior period due primarily to (i) recognition of Solutions revenue of $3.3 million from a customer contract amendment during the first quarter of fiscal year 2019, without which our gross margin would have been approximately 2% lower, and (ii) a reduction in headcount primarily related to our yield ramp business, which is a cost of revenues. Cost of solutions decreased compared to the year-ago period, primarily due to (i) a $7.6 million decrease in personnel-related cost driven by lower headcount and lower chargeable hours incurred across multiple contracts and customers, and a decrease in stock-based compensation expense, partially offset by an increase in salary expenses related to our worldwide merit increases, (ii) a $0.2 million decrease in hardware and equipment expense due to lower Solutions revenue, and (iii) a $0.7 million decrease in travel expenses resulting from our cost management efforts. These decreases in cost of solutions were partially offset by (i) a $1.9 million decrease in Gainshare performance incentives, (ii) a $0.2 million increase in cloud-delivered solutions related costs, and (iii) $0.3 million increase in depreciation expense.

●

Net loss was $4.1 million, compared to a net loss of $4.6 million for the year-ago period. The decrease in net loss was primarily attributable to (i) a $3.4 million decrease in cost of solutions and operating expenses related to a decrease in personnel-related costs driven by lower headcount, hardware and equipment costs, travel, operating lease and subcontractor expenses and accounting and audit fees, partially offset by increase in employee stock compensation expense, recruiting and legal fees, facilities and depreciation and amortization expenses, and (ii) a $3.0 million decrease in total revenues.

●	Net loss per basic and diluted share was $(0.13), compared to net loss per basic and diluted share of $(0.14) for the year-ago period, a decrease of $0.01 per basic and diluted share.

Critical Accounting Policies and Estimates

See Note 1 of “Notes to Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes, including the expected dates of adoption and expected effects, if any, on our condensed consolidated financial statements, and to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

With the exception of the changes made to our accounting for leases as a result of the adoption of ASC 842, there have been no material changes during the nine months ended September 30, 2019, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Solutions revenue — We recognize revenue for each element of solutions revenue as follows:

We license the majority of our software products separately from project-based solution implementation service contracts, in particular, our Exensio platform and related products.  The majority of this software is delivered as on-premise software licenses, while others can be delivered entirely or partially through Software-as-a-Service (SaaS) or cloud delivery models. Revenue from perpetual (one-time charge) license software is recognized at a point in time at the inception of the arrangement when control transfers to the client, if the software license is distinct from the services offered by us. Revenue from post-contract support subscription is recognized over the contract term on a straight-line basis, because we are providing a service of standing ready to provide support, when-and-if needed, and is providing unspecified software upgrades on a when-and-if available basis over the contract term. Revenue from time-based license software is allocated to each performance obligation and is recognized either at a point in time or over time. The license component is recognized at a point in time, at the delivery of the software license, with the post-contract support subscription component being recognized ratably over for the committed term of the contract. Revenue from software hosting or SaaS arrangements that allow for the use of a hosted software product or service over a contractually determined period of time without taking possession of software are accounted for as subscriptions and recognized as revenue ratably, on a straight-line basis, over the coverage period beginning on the date the service is made available to customers.

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

We typically include some of our products and other technology as components of our fixed-price, project-based services contracts. In such instances, we determine whether the services performed and products/technology included, are distinct. In most cases, the arrangement is a single performance obligation, and therefore, follows the pattern of transfer as the service is provided. We apply a measure of progress (typically hours-to-hours or cost-to-cost) to any fixed consideration. As a result, revenue is generally recognized over the period the services are performed using the percentage of completion method. This results in revenue recognition that corresponds with the value to the client of the services transferred to date relative to the remaining services promised.

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

Income Taxes

  The Company's provision for income tax comprises its current tax liability and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effect of future changes in tax laws or rates is not factored in. Valuation allowances are provided to reduce deferred tax assets to an amount that in management’s judgment is more likely than not to be recoverable against future taxable income. No U.S. taxes are provided on earnings of non-U.S. subsidiaries, to the extent such earnings are deemed to be permanently invested. The Company's income tax calculations are based on application of the respective U.S. federal, state or foreign tax laws. The Company’s tax filings, however, are subject to audit by the respective tax authorities.  Accordingly, the Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the condensed consolidated statements of comprehensive loss.

 Recent Accounting Pronouncements and Accounting Changes

See Note 1 of “Notes to Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements.

Results of Operations

Discussion of Financial Data for the Three and Nine Months Ended September 30, 2019 and 2018

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
(Dollars in thousands)
Solutions	$16,208	$13,976	$2,232	16%	$46,298	$47,431	$(1,133)	(2)%
Gainshare performance incentives	5,706	6,237	(531)	(9)%	16,725	18,638	(1,913)	(10)%
Total revenues	$21,914	$20,213	$1,701	8%	$63,023	$66,069	$(3,046)	(5)%
Solutions revenue as a percentage of total revenues	74%	69%			73%	72%
Gainshare performance incentives as a percentage of total revenues	26%	31%			27%	28%

Solutions revenue is derived from services (including solution implementations, software support and maintenance, consulting, and training), software licenses, and hardware.  Solutions revenue increased $2.2 million for three months ended September 30, 2019, compared to the year-ago period, due primarily to the increase in our Exensio platform revenues that were driven by higher business activity. Solutions revenue decreased by $1.1 million for the nine months ended September 30, 2019, compared to the year-ago period, due primarily to the decrease in the revenue from our yield ramp solutions resulting from lower hours worked across multiple contracts and customers, which was partially offset by increases in Exensio platform revenues. Our Solutions revenue may fluctuate in the future and is dependent on a number of factors, including the semiconductor industry’s continued acceptance of our solutions, the timing of purchases by existing and new customers, cancellations by existing customers, and our ability to attract new customers, penetrate new markets, and further penetrate of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments, including due to adverse changes in their own business.

Gainshare performance incentives revenues represent royalties and performance incentives earned contingent upon our customers reaching certain defined operational levels. Revenue derived from Gainshare performance incentives decreased by $0.5 million for the three months ended September 30, 2019, compared to the year-ago period, due primarily to lower wafer volumes at the 14nm and 28nm technology nodes covered by contracts with Gainshare performance incentives revenue. Revenue derived from Gainshare performance incentives decreased by $1.9 million for the nine months ended September 30, 2019, compared to the year-ago period, due primarily to lower wafer volumes at the 28nm technology node covered by contracts with Gainshare performance incentives revenue. Our Gainshare performance incentives revenue may continue to fluctuate from period to period. Gainshare performance incentives revenue is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate Gainshare, sustained yield improvements by our customers, and our ability to enter into new solutions contracts containing Gainshare performance incentives.

Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
(Dollars in thousands)
Solutions	$7,493	$3,293	$4,200	128%	$21,883	$14,349	$7,534	53%
Gainshare performance incentives	5,706	6,237	(531)	(9)%	16,725	18,638	(1,913)	(10)%
Gross profit	$13,199	$9,530	$3,669	38%	$38,608	$32,987	$5,621	17%
Gross margin – Solutions revenue	46%	24%			47%	30%
Gross margin – Gainshare performance incentives	100%	100%			100%	100%
Gross margin – Total Company	60%	47%			61%	50%

Gross margin increased for the three months ended September 30, 2019 compared to the year-ago period, due primarily to higher Solutions revenue and a reduction in headcount related to our yield ramp business, which is a cost of revenues. Cost of solutions decreased for the three months ended September 30, 2019, compared to the year-ago period, primarily due to a $2.5 million decrease in personnel-related cost driven by lower headcount, and a $0.2 million decrease in travel expenses resulting from our cost management effort. These decreases in cost of solutions were partially offset by (i) a $0.5 million decrease in Gainshare performance incentives, (ii) a $0.7 million increase in hardware and equipment expense due to higher solutions revenue, (iii) a $0.2 million increase in cloud-delivered solutions-related costs, and (iv) a $0.3 million increase in depreciation expense.

Gross margin increased for the nine months ended September 30, 2019 compared to the year-ago period, due primarily to (i) recognition of Solutions revenue of $3.3 million from a customer contract amendment during the first quarter of fiscal year 2019, without which our gross margin would be approximately 2% lower, and (ii) a reduction in headcount primarily related to our yield ramp business, which is a cost of revenues. Cost of solutions decreased for the nine months ended September 30, 2019, compared to the year-ago period, primarily due to (i) a $7.6 million decrease in personnel-related cost driven by lower headcount and lower chargeable hours incurred across multiple contracts and customers, and decrease in stock-based compensation expense, partially offset by increase in salary expenses related to our worldwide merit increases, (ii) a $0.2 million decrease in hardware and equipment expense due to lower solutions revenue, and (iii) a $0.7 million decrease in travel expenses resulting from our cost management efforts. These decreases in costs of solutions partially offset by (i) a $1.9 million decrease in Gainshare performance incentives, (ii) a $0.2 million increase in cloud-delivered solutions-related costs, and (iii) $0.3 million increase in depreciation expense.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
(Dollars in thousands)
Research and development	$8,435	$6,755	$1,680	25%	$23,993	$21,100	$2,893	14%
Research and development as a percentage of total revenues	38%	33%			38%	32%

Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel, facilities cost allocations, and stock-based compensation charges.

Research and development expenses increased for the three months ended September 30, 2019, compared to the year-ago period, primarily due to (i) a $1.2 million increase in personnel-related cost, driven primarily by salary expenses related to our annual merit performance program, higher payroll expenses due to the shifting of more resources from our yield ramp business to research and development activities, additional headcount, and an increase in stock based compensation expense, and (ii) a $0.5 million increase in facilities and information technology related-costs driven primarily by increased in development costs for our cloud-based delivery for our Exensio platform and higher depreciation expense.

Research and development expenses increased for the nine months ended September 30, 2019, compared to the year-ago period due primarily to (i) a $2.6 million increase in personnel-related expense, driven by an increase in stock based compensation expense of $1.2 million, higher payroll expenses due to the shifting of more resources from our yield ramp business to research and development activities, additional headcount, and an increase in salary expenses related to our worldwide merit increases, and (ii) a $1.0 million increase in facilities and information technology (IT) related-costs, driven primarily by higher costs allocation for certain facilities and IT related-expenses which are calculated using a proportional allocation based on headcount, an increase in development costs for our cloud-based delivery for our Exensio platform, and higher depreciation expense for our laboratory equipment and higher amortization expense of leasehold improvements related to the expansion of our research and development laboratory and clean room. These increases in research and development expense were partially offset by a $0.7 million decrease in subcontractor expenses that is primarily related to our DFI and Exensio solutions.

We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of cost control initiatives and the timing of product development projects and revenue generating activity requirements.

Selling, General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
(Dollars in thousands)
Selling, general and administrative	$5,990	$5,507	$483	9%	$19,940	$17,801	$2,139	12%
Selling, general and administrative as a percentage of total revenues	27%	27%			32%	27%

Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges.

Selling, general and administrative expenses increased for the three months ended September 30, 2019, compared to the year-ago period, primarily due to (i) a $0.5 million increase in personnel-related expenses driven by higher payroll expenses allocated to selling and marketing activities as a result of shifting of resources from our yield ramp business, salary expenses related to our worldwide merit increases, and increase in stock-based compensation, and (ii) a $0.1 million increase in professional fees due mainly from timing of professional audit fees causing variance between the two periods. These increases in selling, general and administrative expenses were partially offset by a $0.1 million decrease in travel expenses resulting from our cost management effort, and a $0.1 million decrease in legal expense.

Selling, general and administrative expenses increased for the nine months ended September 30, 2019, compared to the year-ago period, primarily due to (i) a $2.2 million increase in personnel-related expenses driven by higher payroll expenses allocated to selling and marketing activities as a result of the shifting of resources from our yield ramp business, salary expenses related to our worldwide merit increases, an increase in accrued vacation benefits, and increase in recruiting expense, (ii) a $0.3 million increase in other facilities and IT related-expenses, and (iii) a $0.2 million increase in legal expense primarily related to a business acquisition in the second quarter of fiscal 2019. These increases in selling, general and administrative expenses were partially offset by (i) a $0.3 million decrease in professional fees due primarily to lower audit fees, (ii) a $0.3 million decrease in travel expenses resulting from our cost management effort, and (iii) a $0.2 million decrease in operating lease expense.

 Amortization of Other Acquired Intangible Assets

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
(Dollars in thousands)
Amortization of other acquired intangible assets	$174	$108	$66	61%	$436	$326	$110	34%

Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. The increase in amortization of other acquired intangible assets for the three and nine months ended September 30, 2019, compared to the year-ago periods, was primarily related to amortization of other acquired intangible assets related to acquisition of certain assets from StreamMosaic, Inc.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
(Dollars in thousands)
Interest and other income (expense), net	$202	$223	$(21)	(9)%	$307	$283	$24	8%

Interest and other income (expense), net, primarily consists of interest income and foreign currency transaction exchange gain (loss). Interest and other income (expense), net, slightly decreased for the three months ended September 30, 2019, compared to the year-ago period primarily due to a decrease in other miscellaneous income and an increase in  loss related to foreign currency forward contracts, partially offset by higher interest income and net favorable fluctuations in foreign exchange rates. Interest and other income (expense), net, slightly increased for the nine months ended September 30, 2019, compared to the year-ago period, primarily due to an increase in interest income and net favorable fluctuations in foreign exchange rates, partially offset by loss related to foreign currency forward contracts.

Income Tax Benefit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
(Dollars in thousands)
Income tax benefit	$(511)	$(535)	$(24)	(4)%	$(1,458)	$(1,355)	$103	8%

Income tax benefit is relatively flat for the three months ended September 30, 2019, compared to the year-ago period. Income tax benefit increased for the nine months ended September 30, 2019, compared to the year-ago period, primarily due to the changes in forecasted income/loss between fiscal year 2019 and 2018, and higher excess tax benefit for employee stock compensation compared to the year-ago period.

Liquidity and Capital Resources

As of September 30, 2019, our working capital, defined as total current assets less total current liabilities, was $122.2 million, compared to $137.7 million as of December 31, 2018. Cash and cash equivalents were $100.3 million as of September 30, 2019, compared to $96.1 million as of December 31, 2018. As of September 30, 2019, and December 31, 2018, cash and cash equivalents held by our foreign subsidiaries were $4.6 million and $4.1 million, respectively. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures and other obligations for the next twelve months.

	Nine Months Ended September 30,
	2019	2018	$ Change
(In thousands)
Net cash flows provided by (used in):
Operating activities	$23,011	$9,043	$13,968
Investing activities	(9,501)	(8,747)	(754)
Financing activities	(9,226)	(4,658)	(4,568)
Effect of exchange rate changes on cash and cash equivalents	(114)	(117)	3
Net increase (decrease) in cash and cash equivalents	$4,170	$(4,479)	$8,649

Net Cash Flows Provided by Operating Activities

Cash flow from operating activities during the nine months ended September 30, 2019 mostly consisted of net loss, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, share-based compensation expense and deferred taxes. The $14.0 million increase in cash flows from operating activities for the nine months ended September 30, 2019, compared to the year-ago period, was driven primarily by (i) a $0.5 million decrease in net loss, (ii) an increase in non-cash adjustments to net loss by $0.1 million primarily due to an increase in stock-based compensation expense of $0.8 million, an increase in depreciation and amortization expense of $0.6 million, partially offset by an increase in deferred tax assets of $1.7 million, and (iii) a $13.3 million increase in net change from operating assets and liabilities. The major contributors to the net change in operating assets and liabilities for the nine months ended September 30, 2019 were as follows:

●	Accounts receivable decreased by $16.9 million for the nine months ended September 30, 2019 primarily due to collection of significant past due accounts receivables from three customers in Asia.

●	Other noncurrent assets increased by $1.0 million primarily due to an increase in unbilled receivables resulting from increase in solutions revenue recognized during the third quarter of fiscal 2019.

●	Deferred revenue increased by $1.5 million primarily due to the timing of billing and revenue recognition.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities increased by $0.8 million for the nine months ended September 30, 2019 compared to the year-ago period. For the nine months ended September 30, 2019, cash flows used in investing activities related to (i) $6.9 million of property and equipment purchased primarily related to the construction of our DFI assets and expansion of our research and development laboratory and clean room, and (ii) a $2.7 million payment for a business acquisition. For the nine months ended September 30, 2018, cash flows used in investing activities related to property and equipment purchased for the development of our DFI solution, furniture and fixture and leasehold improvements for the office headquarters.

Net Cash Flows Used in Financing Activities

Net cash used in financing activities increased by $4.6 million for the nine months ended September 30, 2019, compared to the year-ago period. For the nine months ended September 30, 2019, net cash used in financing activities primarily consisted of $9.6 million in cash used to repurchase shares of our common stock, and $1.9 million in cash payments for taxes related to net share settlement of equity awards, partially offset by $2.5 million of proceeds from our Employee Stock Purchase Plan and exercise of stock options.  For the nine months ended September 30, 2018, net cash used in financing activities consisted of $5.2 million in cash used to repurchase shares of our common stock, $1.7 million of cash payments for taxes related to net share settlement of equity awards, partially offset by $2.3 million of proceeds from our Employee Stock Purchase Plan and exercise of stock options.

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands) as of September 30, 2019:

	Payments Due by Period
Contractual Obligations	2019 (remaining three months)	2020	2021	2022	2023	2024 and thereafter	Total
Operating lease obligations(1)	$388	$1,842	$1,693	$1,510	$1,152	$3,673	$10,258
Purchase obligations(2)	6,612	7,259	1,005	62	3	‒	14,941
Total(3)	$7,000	$9,101	$2,698	$1,572	$1,155	$3,673	$25,199

(1)	Refer to Note 5 of “Notes to Condensed Consolidated Financial Statements (Unaudited)” (Item 1 of Part I of this Report) for further discussion.

(2)	Purchase obligations consist of agreements to purchase goods and services entered in the ordinary course of business.

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

Interest Rate Risk.   As of September 30, 2019, we had cash and cash equivalents of $100.3 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at September 30, 2019, would cause the fair value of these investments to decrease by an immaterial amount, which would not have significantly impacted our financial position or results of operations.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. We enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net. As of September 30, 2019, we had no outstanding forward contracts.  Subsequent to the end of third quarter of 2019, we entered into one outstanding forward contract with a notional amount of $8.0 million. The foreign currency exchange rate movement of plus-or-minus 10% will result in the change in fair value of this contract of plus-or-minus $0.8 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2019, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of September 30, 2019, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, we were not a party to any material legal proceedings, thus no loss was probable and no amount was accrued at September 30, 2019.

Item 1A. Risk Factors

Item 1A, “Risk Factors,” on pages 13 through 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and Item 1A, “Risk Factors,” on page 36 of the Company’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2019, provide information on the significant risks associated with our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2019 (in thousands except per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (in thousands) (1)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)		Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (in thousands) (1)
July 1, 2019 through July 31, 2019	—		$—	—		$17,293
August 1, 2019 through August 31, 2019	76		$11.62	76		$16,410
September 1, 2019 through September 30, 2019	95	(2)	$12.37	95	(2)	$15,233
Total	171		$12.04	171

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

(2)

This includes approximately 10,000 shares which were previously owned by an employee that were tendered to the Company to pay the exercise price of the stock options in lieu of paying cash or fully utilizing the Company’s cashless exercise alternative. The shares were effectively repurchased by the Company at a market price of $12.63 a share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

__________________________

†	Filed herewith.
*	Furnished, and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDF SOLUTIONS, INC.

Date: November 6, 2019	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: November 6, 2019	By:	/s/ CHRISTINE A. RUSSELL
Christine A. Russell
Executive Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)