Form 10-K/A
period 2019-12-31
PDF SOLUTIONS INC
filed 2020-06-10
CIK 1120914

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

There were 32,781,567 shares of the Registrant’s Common Stock outstanding as of March 6, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

.Part III incorporates certain information by reference from the Proxy Statement filed on May 8, 2020.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K Amendment”) amends the Annual Report on Form 10-K of PDF Solutions, Inc. (the “Company) for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (“SEC”) on March 10, 2020 (the “Original Report”). The purpose of this Form 10-K Amendment is solely to disclose that the Company had filed its Definitive Proxy Statement (the “Proxy Statement”) for its 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”), which included the information omitted from the Original Report pursuant to General Instruction G(3) to Form 10-K (the “Part III Information”), beyond the deadline for which the Company was required to either file its Proxy Statement or an amendment to its Original Report to include the Part III Information in reliance on the filing extension provided by the U.S. Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934, as amended, dated March 25, 2020 (Release No. 34-88465) (the “Order”).

On April 27, 2020, the Company filed a Current Report on Form 8-K (the “April 27 Form 8-K”) to indicate its intention to rely on the Order and delay the filing of its Proxy Statement, including the Part III Information to be included therein. Consistent with the Company’s statements in the April 27 Form 8-K, the Company was unable to file the Proxy Statement, including the Part III Information, until May 8, 2020, due to circumstances related to the COVID-19 pandemic. In particular, the service provider that was to handle full set deliveries of the Company’s Proxy Statement had shortly before the date of the April 27 Form 8-K advised the Company that it might not be able to perform the mailing when scheduled because it had to close its facilities due to an exposure to COVID-19. As a result, the Company was required to change to notice and access delivery, which necessitated rescheduling the date of the 2020 Annual Meeting to June 23, 2020, to provide adequate advance notice prior to the meeting.

In connection with the filing of this Form 10-K Amendment and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, we are including with this Form 10-K Amendment, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV also has been amended to reflect the filing of these new certifications.

This Form 10-K Amendment does not amend, modify, or otherwise update any other information in the Original Report. Accordingly, this Form 10-K Amendment should be read in conjunction with the Original Report and with our filings made with the SEC subsequent to the filing of the Original Report.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

Part IV of the Company’s Original Report is hereby amended to add the following exhibits required to be filed in connection with this Form 10-K Amendment.

(b)      Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
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

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDF SOLUTIONS, INC.

	By:	/s/ John K. Kibarian
John K. Kibarian
President and Chief Executive Officer
June 9, 2020		(Principal executive officer)

	By:	/s/ Adnan Raza
Adnan Raza
Executive Vice President, Finance and Chief Financial Officer
June 9, 2020		(Principal financial and accounting officer)