Form 10-Q
period 2020-06-30
PDF SOLUTIONS INC
filed 2020-08-06
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2020

or

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

There were 36,521,286 shares of the Registrant’s Common Stock outstanding as of August 3, 2020.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$103,441	$97,605
Accounts receivable, net of allowance for doubtful accounts of $190 in 2020 and $213 in 2019	28,666	40,651
Prepaid expenses and other current assets	8,627	9,320
Total current assets	140,734	147,576
Property and equipment, net	40,412	40,798
Operating lease right-of-use assets, net	7,056	7,609
Goodwill	2,293	2,293
Intangible assets, net	5,586	6,221
Deferred tax assets, net	29,522	25,327
Other non-current assets	8,093	9,720
Total assets	$233,696	$239,544
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,763	$7,636
Accrued compensation and related benefits	5,285	5,072
Accrued and other current liabilities	1,368	1,665
Operating lease liabilities – current portion	1,880	1,867
Deferred revenues – current portion	10,087	10,639
Billings in excess of recognized revenues	497	1,117
Total current liabilities	21,880	27,996
Long-term income taxes payable	5,264	5,368
Non-current operating lease liabilities	7,033	7,677
Other non-current liabilities	1,814	2,346
Total liabilities	35,991	43,387
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	$—	$—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 42,421 and 41,797, respectively; shares outstanding 32,982 and 32,503, respectively	5	5
Additional paid-in-capital	333,157	325,197
Treasury stock at cost, 9,439 and 9,294 shares, respectively	(93,968)	(91,695)
Accumulated deficit	(40,050)	(35,870)
Accumulated other comprehensive loss	(1,439)	(1,480)
Total stockholders’ equity	197,705	196,157
Total liabilities and stockholders’ equity	$233,696	$239,544

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Analytics	$15,172	$11,974	$28,420	$23,408
Integrated Yield Ramp	6,237	8,594	14,147	17,701
Total revenues	21,409	20,568	42,567	41,109

Costs and Expenses:
Costs of revenues	8,946	7,832	17,433	15,700
Research and development	7,754	7,312	16,344	15,558
Selling, general and administrative	7,737	6,940	15,632	13,950
Amortization of other acquired intangible assets	174	154	347	262
Restructuring charges	—	—	—	92
Interest and other expense (income), net	150	(111)	170	(105)
Loss before income taxes	(3,352)	(1,559)	(7,359)	(4,348)
Income tax expense (benefit)	300	(849)	(3,179)	(947)
Net loss	$(3,652)	$(710)	$(4,180)	$(3,401)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	207	36	41	(16)
Comprehensive loss	$(3,445)	$(674)	$(4,139)	$(3,417)

Net loss per share:
Basic	$(0.11)	$(0.02)	$(0.13)	$(0.10)
Diluted	$(0.11)	$(0.02)	$(0.13)	$(0.10)

Weighted average common shares:
Basic	32,886	32,339	32,795	32,412
Diluted	32,886	32,339	32,795	32,412

 See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Six Months Ended June 30, 2020
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2019	32,503	$5	$325,197	9,294	$(91,695)	$(35,870)	$(1,480)	$196,157
Issuance of common stock in connection with employee stock purchase plan	89	-	810	-	-	-	-	810
Issuance of common stock in connection with exercise of options	21	-	161	-	-	-	-	161
Vesting of restricted stock units	182	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	-	-	-	93	(1,478)	-	-	(1,478)
Stock-based compensation expense	-	-	3,513	-	-	-	-	3,513
Comprehensive loss	-	-	-	-	-	(528)	(166)	(694)
Balances, March 31, 2020	32,795	5	329,681	9,387	(93,173)	(36,398)	(1,646)	198,469
Issuance of common stock in connection with exercise of options	56	-	463	-	-	-	-	463
Vesting of restricted stock units	131	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	-	-	-	52	(795)	-	-	(795)
Stock-based compensation expense	-	-	3,013	-	-	-	-	3,013
Comprehensive income (loss)	-	-	-	-	-	(3,652)	207	(3,445)
Balances, June 30, 2020	32,982	$5	$333,157	9,439	$(93,968)	$(40,050)	$(1,439)	$197,705

 See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Six Months Ended June 30, 2019
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2018	32,382	$5	$310,660	8,295	$(79,142)	$(30,452)	$(1,276)	$199,795
Issuance of common stock in connection with employee stock purchase plan	87	-	782	-	-	-	-	782
Issuance of common stock in connection with exercise of options	87	-	518	-	-	-	-	518
Vesting of restricted stock units	104	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	-	-	-	54	(557)	-	-	(557)
Repurchases of common stock	(314)	-	-	314	(3,917)	-	-	(3,917)
Stock-based compensation expense	-	-	3,469	-	-	-	-	3,469
Comprehensive loss	-	-	-	-	-	(2,691)	(52)	(2,743)
Balances, March 31, 2019	32,346	5	315,429	8,663	(83,616)	(33,143)	(1,328)	197,347
Issuance of common stock in connection with exercise of options	69	-	326	-	-	-	-	326
Vesting of restricted stock units	176	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	-	-	-	72	(918)	-	-	(918)
Repurchases of common stock	(300)			300	(3,790)			(3,790)
Stock-based compensation expense	-	-	2,601	-	-	-	-	2,601
Comprehensive income (loss)	-	-	-	-	-	(710)	36	(674)
Balances, June 30, 2019	32,291	$5	$318,356	9,035	$(88,324)	$(33,853)	$(1,292)	$194,892

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,180)	$(3,401)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,375	2,634
Stock-based compensation expense	6,346	5,910
Amortization of acquired intangible assets	635	549
Amortization of costs capitalized to obtain revenue contracts	234	227
Reversal of allowance for doubtful accounts	(23)	—
Loss on disposal and write-down in carrying value of property and equipment	311	130
Unrealized foreign currency (gain) loss	(113)	58
Unrealized gain on foreign currency forward contract	—	(55)
Deferred taxes	(4,384)	(2,423)
Changes in operating assets and liabilities:
Accounts receivable	12,008	(811)
Prepaid expenses and other current assets	544	532
Operating lease right-of-use assets	704	696
Other non-current assets	1,624	(485)
Accounts payable	(3,993)	188
Accrued compensation and related benefits	198	433
Accrued and other liabilities	(133)	(294)
Deferred revenues	(1,120)	1,189
Billings in excess of recognized revenues	(620)	453
Operating lease liabilities	(783)	(564)
Net cash provided by operating activities	10,630	4,966

Cash flows from investing activities:
Purchases of property and equipment	(3,940)	(4,004)
Payment for business acquisition	—	(2,660)
Cash used in investing activities	(3,940)	(6,664)

Cash flows from financing activities:
Proceeds from exercise of stock options	624	844
Proceeds from employee stock purchase plan	810	782
Payments for taxes related to net share settlement of equity awards	(2,273)	(1,475)
Repurchases of common stock	—	(7,707)
Net cash used in financing activities	(839)	(7,556)

Effect of exchange rate changes on cash and cash equivalents	(15)	(18)
Net change in cash and cash equivalents	5,836	(9,272)
Cash and cash equivalents, beginning of period	97,605	96,089
Cash and cash equivalents, end of period	$103,441	$86,817

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$1,765	$887
Cash paid for amounts included in the measurement of operating lease liabilities	$922	$781
Supplemental disclosure of noncash information:
Stock-based compensation capitalized as software development costs	$190	$168
Property and equipment received and accrued in accounts payable and accrued and other liabilities	$280	$859
Operating lease liabilities arising from obtaining right-of-use assets	$151	$—

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

Reclassification of Prior Period Amounts

Certain prior period amounts have been reclassified to conform to the current year presentation of reporting unrealized foreign currency (gain) loss, operating lease right-of-use assets, and operating lease liabilities on the Condensed Consolidated Statements of Cash Flows. This reclassification had no effect on the Company’s reported net loss or net cash used in operating activities.

Change in Presentation

In the fourth quarter of 2019, in order to enhance the transparency of our revenue reporting, the Company updated its Condensed Consolidated Statements of Comprehensive Loss to change its historical presentation of revenue categories. Previously, the Company presented revenue on two lines: Solutions and Gainshare performance incentives.  Included within Solutions, was revenue from software and related revenue, SaaS solutions, Design-for-Inspection (DFI™) licenses, and fixed-price project-based solution implementation services. The previous Gainshare performance incentive category included only revenue from performance incentive programs. The Company now presents revenue in the following categories: Analytics and Integrated Yield Ramp.  Integrated Yield Ramp revenue is comprised of all revenue from the Company’s Integrated Yield Ramp services engagements that include performance incentives based on customers’ yield achievement, i.e. both fixed-fees and Gainshare royalty from such engagements. Analytics comprises all other revenue, including from the Company’s licenses and services for Exensio® Software, Exensio SaaS, DFI and Characterization Vehicle (CV®) systems that do not include performance incentives based on customers’ yield achievement.

The change in presentation of revenue does not change the Company’s net revenues or total cost of net revenues. The following table shows reclassified amounts to conform to the current period’s presentation (in thousands):

	For the Three Months Ended June 30, 2019			For the Six Months Ended June 30, 2019
		Change in			Change in
	Previously	Presentation	Current	Previously	Presentation	Current
	Reported	Reclassification	Presentation	Reported	Reclassification	Presentation
Revenues:
Solutions	$13,429	$(13,429)	N/A	$30,090	$(30,090)	N/A
Gainshare performance incentives	7,139	(7,139)	N/A	11,019	(11,019)	N/A
Analytics	N/A	11,974	$11,974	N/A	23,408	$23,408
Integrated Yield Ramp	N/A	8,594	8,594	N/A	17,701	17,701
Total revenues	$20,568	$—	$20,568	$41,109	$—	$41,109

Since certain costs of revenues are attributed to both Analytics and Integrated Yield Ramp revenue categories, the Company believes it is more appropriate and meaningful to present the Condensed Consolidated Statements of Comprehensive Loss under a one-step presentation format that excludes any measure of gross margin. In the fourth quarter of 2019, the Company elected to change its Condensed Consolidated Statements of Comprehensive Loss presentation from a two-step presentation, where total costs of revenues was deducted from total revenues to report a gross profit line, to a one-step presentation, where total costs and expenses are deducted from total revenues. The change in presentation does not change previously presented amounts for costs of revenues, operating expenses and other expenses (income), or loss before income taxes.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include revenue recognition, assumptions made in analysis of allowance for doubtful accounts, impairment of goodwill and long-lived assets, realization of deferred tax assets, and accounting for lease obligations, stock-based compensation expense, and income taxes. Actual results could differ from those estimates.

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

Recently Adopted Accounting Standards

Intangibles – Goodwill and Other

In January 2017, the Financial Accounting Standards Board (or FASB) issued Accounting Standards Update (ASU) No. 2017-04, Intangibles – Goodwill and Other (Topic 350). This standard eliminates step 2 from the annual goodwill impairment test. This update was effective for the Company beginning in the first quarter of 2020. The Company adopted this standard on January 1, 2020, and it did not have a material impact on its condensed consolidated financial statements and footnote disclosures.

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance clarifies the accounting for implementation costs incurred to develop or obtain internal-use software in cloud computing arrangements. Further, the standard also requires entities to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. This standard was effective for the Company beginning in the first quarter of 2020. ASU No. 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted ASU No. 2018-15 on January 1, 2020 on a prospective basis. There was no material impact on the Company’s condensed consolidated financial statements as a result of adoption of ASU No. 2018-15. As of June 30, 2020, the implementation costs capitalized by the Company pertaining to a cloud computing arrangement related to sales order and customer relation management amounted to $0.2 million. The capitalized implementation costs were included in “Other noncurrent assets” on the Condensed Consolidated Balance sheet and within the operating activities section of the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2020.  When the module or component of the hosting arrangement is ready for its intended use, the Company expects to amortize the capitalized implementation costs over the respective noncancellable period of the arrangement plus the period covered by an option to extend the arrangement that is reasonably certain of being exercised. There has been no amortization expense related these assets for the three and six months ended June 30, 2020.

Management has reviewed other recently issued accounting pronouncements and has determined there are not any that would have a material impact on the condensed consolidated financial statements.

Accounting Standards Not Yet Effective

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on internal information, external information, or a combination of both relating to past events, current conditions, and reasonable and supportable forecasts. ASU No. 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model, which will result in earlier recognition of credit losses. Subsequent to the issuance of ASU No. 2016-13, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instrument, ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326) Targeted Transition Relief, ASU No. 2016-13, ASU No. 2019-10 Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), and ASU No. 2019-11 Codification Improvements to Topic 326, Financial Instruments-Credit Losses. The subsequent ASUs do not change the core principle of the guidance in ASU No. 2016-13. Instead, these amendments are intended to clarify and improve operability of certain topics included within ASU No. 2016-13.

Additionally, ASU No. 2019-10 defers the effective date for the adoption of the new standard on credit losses for public filers that are considered small reporting companies (“SRC”) as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, which will be fiscal 2023 for the Company if it continues to be classified as a SRC. In February 2020, the FASB issued ASU 2020-02, which provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. The subsequent amendments will have the same effective date and transition requirements as ASU No. 2016-13. Early adoption is permitted. Topic 326 requires a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. While the Company is currently evaluating the impact of Topic 326, the Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements and the related disclosure.

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

Revenue from DFI and CV systems that do not include performance incentives based on customers’ yield achievement is recognized primarily as services are performed. Where there are distinct performance obligations, the Company allocates revenue to all deliverables based on their SSPs. For these contracts with multiple performance obligations, the Company allocate the transaction price of the contract to each performance obligation on a relative basis using SSP attributed to each performance obligation. Where there are not discrete performance obligations, historically, revenue is primarily recognized as services are performed using a percentage of completion method based on costs or labor-hours inputs, whichever is the most appropriate measure of the progress towards completion of the contract.

Integrated Yield Ramp Revenue

The Integrated Yield Ramp revenue is derived from the Company’s fixed-fee engagements that include performance incentives based on customers’ yield achievement and Gainshare royalties, typically based on customer’s wafer shipments, pertaining to these fixed-price contracts.

Revenue under these project–based contracts, which are delivered over a specific period of time, typically for a fixed fee component paid on a set schedule, is recognized as services are performed using a percentage of completion. Similar to the services provided in connection with CV systems that are contributing to Analytics revenue, due to the nature of the work performed in these arrangements, the estimation of percentage of completion method is complex and subject to many variables that require significant judgement. Please refer to “Significant Judgments” section of this Note for further discussion.

The Gainshare royalty contained in IYR contracts is a variable fee related to continued usage of the Company’s intellectual property after the fixed-fee service period ends, based on the customers’ yield achievement. Revenue derived from Gainshare is contingent upon the Company’s customers reaching certain defined production yield levels. Gainshare royalty periods are generally subsequent to the delivery of all contractual services and performance obligations. The Company records Gainshare as a usage-based royalty derived from customers’ usage of intellectual property and records it in the same period in which the usage occurs.

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

The Company’s performance obligations are satisfied either over time or at a point-in-time. The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Over time	64%	58%	61%	66%
Point-in-time	36%	42%	39%	34%
Total	100%	100%	100%	100%

International revenues accounted for approximately 54% and 56% of our total revenues for the three and six months ended June 30, 2020, respectively, compared to 58% and 56% of our total revenues for the three and six months ended June 30, 2019, respectively. See Note 10. Customer and Geographic Information.

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

The Company classifies the right to consideration in exchange for software or services transferred to a customer as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional, as compared to a contract asset, which is a right to consideration that is conditional upon factors other than the passage of time. The majority of the Company’s contract assets represent unbilled amounts related to fixed-price service contracts when the revenue recognized exceeds the amount billed to the customer. The contract assets are generally classified as current and are recorded on a net basis with deferred revenue (i.e. contract liabilities) at the contract level. At June 30, 2020 and December 31, 2019, contract assets of $3.4 million and $3.6 million, respectively, are included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The Company did not record any asset impairment charges related to contract assets for the periods presented.

Deferred revenues consist substantially of amounts invoiced in advance of revenue recognition and are recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as current deferred revenues and the remaining portion is recorded in the other non-current liabilities in the Condensed Consolidated Balance Sheets. At June 30, 2020 and December 31, 2019, the non-current portion of deferred revenues included in non-current liabilities was $1.8 million and $2.3 million, respectively.  Revenue recognized for the three months ended  June 30, 2020 and 2019, that was included in deferred revenues and billings in excess of recognized revenues balances at the beginning of each reporting period was $5.9 million and $4.7 million, respectively. Revenue recognized for the six months ended  June 30, 2020, and 2019, that was included in deferred revenues and billings in excess of recognized revenues balances at the beginning of each reporting period was $7.7 million and $8.7 million, respectively.

At June 30, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was approximately $63.5 million. Given the applicable contract terms, the majority of this amount is expected to be recognized as revenue over the next two years, with the remainder in the following five years. This amount does not include contracts to which the customer is not committed, nor contracts for which we recognize revenue equal to the amount we have the right to invoice for services performed, or future sales-based or usage-based royalty payments in exchange for a license of intellectual property.  This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications, or currency adjustments.  The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to the scope, change in timing of delivery of products and services, or contract modifications.

The adjustment to revenue recognized in the three months ended June 30, 2020 and 2019 from performance obligations satisfied (or partially satisfied) in previous periods was a decrease of $0.5 million and a decrease of $0.3 million, respectively. The adjustment to revenue recognized in the six months ended June 30, 2020 and 2019 from performance obligations satisfied (or partially satisfied) in previous periods was an increase of $0.6 million and an increase of $0.2 million, respectively. These amounts primarily represent changes in estimated percentage-of-completion based contracts and changes in estimated Gainshare royalty for those customers that reported actual Gainshare revenue with some time lag.

Costs to obtain or fulfill a contract

The Company capitalizes the incremental costs to obtain or fulfill a contract with a customer, including direct sales commissions and related fees, when it expects to recover those costs. Amortization expense related to these capitalized costs is recognized over the period associated with the revenue from which the cost was incurred. Total capitalized direct sales commission costs included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets as of  June 30, 2020 and December 31, 2019 were $0.5 million and $0.4 million, respectively. Total capitalized direct sales commission costs included in other non-current assets in the accompanying Condensed Consolidated Balance Sheets as of  June 30, 2020 and December 31, 2019 was $0.8 million and $0.4 million, respectively. Amortization of these assets during each of the three months ended June 30, 2020 and 2019 was $0.1 million. Amortization of these assets during each of the six months ended June 30, 2020 and 2019 was $0.2 million. There was no impairment loss in relation to the costs capitalized for the periods presented.

Certain eligible initial project costs are capitalized when the costs relate directly to the contract, the costs generate or enhance resources of the Company that will be used in satisfying the performance obligation in the future, and the costs are expected to be recovered. These costs primarily consist of transition and set-up costs related to the installation of systems and processes and other deferred fulfillment costs eligible for capitalization. Capitalized costs are amortized consistent with the transfer to the customer of the services to which the asset relates and recorded as a component of cost of revenues. The Company also incurs certain direct costs to provide services in relation to the specific anticipated contracts. The Company recognizes such costs as a component of costs of revenues, the timing of which is dependent upon identification of a contract arrangement. The Company also defers costs from arrangements that required it to defer the revenues, typically due to the pattern of transfer of the performance obligations in the contract. These costs are recognized in proportion to the related revenue. At the end of the reporting period, the Company evaluates its deferred costs for their probable recoverability. The Company recognizes impairment of deferred costs when it is determined that the costs no longer have future benefits and are no longer recoverable. There was no impairment loss in relation to the costs capitalized for the periods presented. Deferred costs balance included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 was $0.2 million and $0.3 million, respectively.  Deferred costs balance included in other non-current assets in the accompanying Condensed Consolidated Balance Sheets was immaterial as of June 30, 2020 and was $0.2 million as of  December 31, 2019.

Practical Expedients

The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component for the three and six months ended June 30, 2020 and 2019.

3. BALANCE SHEET COMPONENTS

Accounts receivable

Accounts receivable include amounts that are unbilled at the end of the period that are expected to be billed and collected within 12-month period. Unbilled accounts receivable, included in accounts receivable, totaled $8.8 million and $7.4 million as of June 30, 2020, and December 31, 2019, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12-month period are recorded in other non-current assets and totaled $2.6 million and $4.1 million as of June 30, 2020, and December 31, 2019, respectively.

Property and equipment

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Computer equipment	$10,997	$10,880
Software	5,018	4,690
Furniture, fixtures and equipment	2,423	2,395
Leasehold improvements	6,129	6,095
Laboratory and other equipment	5,000	4,933
Test equipment	24,103	22,980
Construction-in-progress	19,490	18,245
	73,160	70,218
Less: accumulated depreciation and amortization	(32,748)	(29,420)
Total	$40,412	$40,798

Test equipment includes DFI assets at customer sites that are contributing to DFI revenues. The construction-in-progress balance related to construction of DFI assets totaled $18.1 million and $16.6 million as of  June 30, 2020 and December 31, 2019, respectively. Depreciation and amortization expense for the three months ended June 30, 2020 and 2019 was $1.7 million and $1.3 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2020 and 2019 was $3.4 million and $2.6 million, respectively.

Goodwill and Intangible Assets

As of June 30, 2020, and December 31, 2019, the carrying amount of goodwill was $2.3 million.

Intangible assets balance was $5.6 million and $6.2 million as of June 30, 2020 and December 31, 2019, respectively. Intangible assets as of June 30, 2020 and December 31, 2019 consist of the following (in thousands):

		June 30, 2020			December 31, 2019
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired identifiable intangibles:
Customer relationships	1 ‒ 9	$7,440	$(5,158)	$2,282	$7,440	$(4,935)	$2,505
Developed technology	4 ‒ 9	17,460	(14,480)	2,980	17,460	(14,101)	3,359
Tradename	2 ‒ 7	790	(686)	104	790	(673)	117
Patent	7 ‒ 10	1,800	(1,580)	220	1,800	(1,560)	240
Total		$27,490	$(21,904)	$5,586	$27,490	$(21,269)	$6,221

The weighted average amortization period for acquired identifiable intangible assets was 5.9 years as of June 30, 2020. Intangible asset amortization expense was $0.3 million during each of the three months ended June 30, 2020 and 2019. Intangible asset amortization expense for the six months ended June 30, 2020 and 2019 was $0.6 million and $0.5 million, respectively. The Company expects annual amortization of acquired identifiable intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2020 (remaining six months)	$634
2021	1,093
2022	886
2023	886
2024	747
2025 and thereafter	1,340
Total future amortization expense	$5,586

Intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the three and six months ended June 30, 2020, there were no indicators of impairment related to the Company’s intangible assets.

4. LEASES

The Company leases administrative and sales offices and certain equipment under noncancellable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various times through 2028. The Company had no leases that were classified as a financing lease as of June 30, 2020 and December 31, 2019.

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

Lease expense was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense	$452	$470	$907	$939
Short-term lease and variable lease expense	127	92	274	203
Total lease expense	$579	$562	$1,181	$1,142

Supplemental balance sheets information related to leases was as follows:

	June 30,	December 31,
	2020	2019
Weighted average remaining lease term under operating ROU leases (in years)	6.8	7.2
Weighted average discount rate for operating lease liabilities	5.24%	5.25%
Operating lease ROU assets obtained (in thousands)	$151	$333

Maturity of operating lease liabilities as of June 30, 2020, are as follows (in thousands):

Year Ending December 31,	Amount(a)
2020 (remaining six months)	$1,046
2021	1,852
2022	1,606
2023	1,355
2024	1,071
2025 and thereafter	3,789
Total future minimum lease payments	$10,719
Less: Interest(b)	(1,806)
Present value of future minimum lease payments operating lease liabilities(c)	$8,913

(a)	As of June 30, 2020, the total operating lease liability includes approximately $1.0 million related to an option to extend a lease term that is reasonably certain to be exercised.
(b)	Calculated using incremental borrowing interest rate for each lease.
(c)	Includes the current portion of operating lease liabilities of $1.9 million as of June 30, 2020.

5. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On May 28, 2020, the Company’s 2018 stock repurchase program (the “2018 Program”) that was originally adopted on May 29, 2018, expired. On June 4, 2020, the Company’s Board of Directors adopted a new stock repurchase program (the “2020 Program”) to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, over the next two years.  During the three and six months ended June 30, 2020, no shares were repurchased under the 2020 and 2018 programs. During the three and six months ended June 30, 2019, the Company repurchased approximately 300,000 shares and 614,000 shares, respectively, under the 2018 Program. As of May 28, 2020, approximately 786,000 shares had been repurchased at an average price of $12.43 per share, for a total price of $9.8 million under the 2018 Program.

6. EMPLOYEE BENEFIT PLANS

On June 30, 2020, the Company had the following stock-based compensation plans:

Employee Stock Purchase Plan

In July 2001, the Company adopted a ten-year Employee Stock Purchase Plan (as amended, the “Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The Purchase Plan consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Under the Purchase Plan, on January 1 of each year, starting with 2002, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. At the annual meeting of stockholders on May 18, 2010, the Company’s stockholders approved an amendment to the Purchase Plan to extend it through  May 17, 2020. The Company’s proposal to extend the Purchase Plan through June 22, 2030 was not ratified by the Company’s stockholders and hence, the Purchase Plan expired on May 17, 2020. After the Purchase Plan expired, no new offering periods will commence under the Purchase Plan; however, existing offering periods will continue until they expire in accordance with their terms, and participation in such offering periods will continue through the applicable expiration date. The final offering period under the Purchase Plan is expected to expire on January 31, 2022.

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

During the three months ended June 30, 2020 and 2019, no shares were issued under the Purchase Plan. During the six months ended June 30, 2020 and 2019, a total of approximately 89,000 and 87,000 shares, respectively, were issued at a weighted-average purchase price of $9.02 and $8.93 per share, respectively. As of June 30, 2020, there was $0.5 million of unrecognized compensation cost related to the Purchase Plan. That cost is expected to be recognized over a weighted average period of 0.8 year. As of June 30, 2020, 5.8 million shares were available for future issuance under the Purchase Plan.

Stock Incentive Plans

On November 16, 2011, the Company’s stockholders initially approved the 2011 Stock Incentive Plan, which has been amended and restated and approved by the Company’s stockholders a number of times since then (as amended, the “2011 Plan”). Under the 2011 Plan, the Company may award stock options, stock appreciation rights (“SARs”), stock grants or stock units covering shares of the Company’s common stock to employees, directors, non-employee directors and contractors. The aggregate number of shares reserved for awards under this plan is 11,550,000 shares, plus up to 3,500,000 shares previously issued under the 2001 Stock Plan adopted by the Company in 2001, which expired in 2011 (the “2001 Plan”) that are either (i) forfeited or (ii) repurchased by the Company or are shares subject to awards previously issued under the 2001 Plan that expire or that terminate without having been exercised or settled in full on or after November 16, 2011. In case of awards other than options or SARs, the aggregate number of shares reserved under the 2011 Plan will be decreased at a rate of 1.33 shares issued pursuant to such awards. The exercise price for stock options must generally be at prices no less than the fair market value at the date of grant. Stock options generally expire ten years from the date of grant and become vested and exercisable over a four-year period.

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

As of June 30, 2020, 12.1 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 4.6 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.5 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after the adoption of the 2011 Plan through June 30, 2020. As of June 30, 2020, there were no outstanding awards that had been granted outside of the 2011, 2001 or the IDS Plans (collectively, the “Stock Plans”).

The Company estimated the fair value of share-based awards granted under the 2011 Stock Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected life (in years)	4.45	4.46	4.45	4.46
Volatility	43.14%	42.19%	40.05%	44.71%
Risk-free interest rate	0.28%	1.94%	0.70%	2.44%
Expected dividend	—	—	—	—
Weighted average fair value per share of options granted during the period	$5.92	$4.67	$5.42	$4.54

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expense before taxes related to the Company’s stock plans and employee stock purchase plan was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Costs of revenues	$883	$799	$1,792	$1,659
Research and development	1,010	901	2,465	2,619
Selling, general and administrative	1,085	734	2,089	1,632
Stock-based compensation expenses	$2,978	$2,434	$6,346	$5,910

The stock-based compensation expense in the table above includes immaterial expense or credit adjustments related to cash-settled SARs granted to certain employees. The Company accounted for these awards as liability awards and the amount was included in accrued compensation and related benefits. Stock-based compensation capitalized in the capitalized software development costs included in Property and Equipment, net, was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively. Stock-based compensation capitalized in the capitalized software development costs included in Property and Equipment, net, was approximately $0.2 million during the three and six months ended June 30, 2019.

 Additional information with respect to options under the Stock Plans during the six months ended June 30, 2020, was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price per	Term	Value
	(in thousands)	Share	(years)	(in thousands)
Outstanding, January 1, 2020	745	$10.64
Granted (weighted average fair value of $5.42 per share)	19	$16.03
Exercised	(77)	$8.13
Canceled	(3)	$10.66
Expired	(10)	$10.06
Outstanding, June 30, 2020	674	$11.09	4.38	$5,743
Vested and expected to vest, June 30, 2020	663	$11.04	4.30	$5,673
Exercisable, June 30, 2020	518	$10.36	3.12	$4,794

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $19.56 per share as of June 30, 2020. The total intrinsic value of options exercised during the six months ended June 30, 2020, was $0.6 million.

As of June 30, 2020, there was $0.6 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 2.6 years. The total fair value of shares vested during the six months ended June 30, 2020, was $0.2 million.

Nonvested restricted stock units activity during the six months ended June 30, 2020, was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)	Per Share
Nonvested, January 1, 2020	1,887	$12.30
Granted	307	$15.60
Vested	(457)	$13.04
Forfeited	(48)	$13.80
Nonvested, June 30, 2020	1,689	$12.66

As of June 30, 2020, there was $16.5 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.5 years. Restricted stock units do not have rights to dividends prior to vesting.

7. RESTRUCTURING CHARGES

On September 27, 2018, the Board of Directors of the Company approved a reduction in its workforce to reduce expenses and align its operations with evolving business needs. Notifications to the affected employees began on  October 24, 2018.

From inception of the restructuring plan to June 30, 2020, the Company has recorded restructuring charges of $0.7 million, primarily consisting of employee separation charges.  As of June 30, 2020, the Company has substantially completed the implementation of the restructuring plan, and the remaining charges expected to be incurred are not expected to be significant.

The following table summarizes the activities of restructuring liabilities under this plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$—	$91	$—	$244
Restructuring charges	—	—	—	92
Cash payments	—	(91)	—	(336)
Ending balance	$—	$—	$—	$—

8. INCOME TAXES

Income tax benefit increased $2.3 million for the six months ended June 30, 2020, to a $3.2 million income tax benefit as compared to an income tax benefit of $0.9 million for the six months ended June 30, 2019. The Company’s effective tax rate benefit was 43% and 22% for the six months ended June 30, 2020 and 2019, respectively. The Company’s effective tax rate benefit increased in the six months ended June 30, 2020, as compared to the same period in 2019, primarily due to a  favorable increase in excess tax benefits related to employee stock compensation and an income tax benefit recorded to carryback net operating losses (NOLs), pursuant to the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) passed on March 27, 2020, which allows any federal net operating losses generated in years beginning after December 31, 2017 and before January 1, 2021 to be carried back up to five taxable years to offset taxable income in the prior periods.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of June 30, 2020, was $14.3 million, of which $8.2 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2019, was $13.6 million, of which $7.9 million, if recognized, would affect the Company’s effective tax rate. As of June 30, 2020, the Company has recorded unrecognized tax benefits of $3.0 million, including interest and penalties of $0.7 million, as long-term taxes payable in its Condensed Consolidated Balance Sheet. The remaining $12.0 million has been recorded net of our deferred tax assets, of which $6.1 million is subject to a full valuation allowance.

The valuation allowance was approximately $11.2 million and $10.5 million as of June 30, 2020, and December 31, 2019, respectively, which was related to California R&D tax credits and California net operating losses related to our acquisition of Syntricity that we currently do not believe are more likely than not to be ultimately realized.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(3,652)	$(710)	$(4,180)	$(3,401)
Denominator:
Basic weighted-average shares outstanding	32,886	32,339	32,795	32,412
Effect of dilutive options and restricted stock units	—	—	—	—
Diluted weighted average shares outstanding	32,886	32,339	32,795	32,412

Net loss per share - Basic	$(0.11)	$(0.02)	$(0.13)	$(0.10)
Net loss per share - Diluted	$(0.11)	$(0.02)	$(0.13)	$(0.10)

For the three and six months ended  June 30, 2020 and 2019, because the Company was in a loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of the potential common shares would have been anti-dilutive.

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Outstanding options	376	606	388	614
Nonvested restricted stock units	659	813	687	781
Employee Stock Purchase Plan	148	18	125	198
Total	1,183	1,437	1,200	1,593

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Customer	2020	2019		2020		2019
A	24%	33%		25%		34%
D	13%	*	%	*	%	*	%

__________________________

* represents less than 10%

The Company had gross accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	June 30,	December 31,
Customer	2020	2019
A	19%	27%
B	* %	14%
C	15%	12%

__________________________

* represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (in thousands):

	Three Months Ended June 30,
	2020		2019
		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues
United States	$9,915	46%	$8,547	42%
Taiwan	3,990	19	2,341	11
China	495	2	3,267	16
Rest of the world	7,009	33	6,413	31
Total revenue	$21,409	100%	$20,568	100%

	Six Months Ended June 30,
	2020		2019
		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues
United States	$18,532	43%	$17,862	44%
Taiwan	6,658	16	4,096	10
China	3,454	8	6,250	15
Rest of the world	13,923	33	12,901	31
Total revenue	$42,567	100%	$41,109	100%

Long-lived assets, net by geographic area are as follows (in thousands):

	June 30,	December 31,
	2020	2019
United States	$45,285	$46,000
Rest of the world	2,183	2,407
Total long-lived assets, net	$47,468	$48,407

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of June 30, 2020, and the basis for that measurement (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	$27,771	$27,771	$—	$—

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

Therefore, the change in fair value of these contracts is recorded into earnings as a component of other expense (income), net, and offsets the change in fair value of the foreign currency denominated assets and liabilities, which is also recorded in other expense (income), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months ended June 30, 2020 and 2019, the Company recognized a realized gain of $98,000 and realized loss of $22,000 on the contracts, respectively. For the six months ended June 30, 2020 and 2019, the Company recognized a realized loss of $170,000 and a realized loss of $292,000 on the contracts, respectively.

The Company carries these derivatives financial instruments on its Condensed Consolidated Balance Sheets at their fair values. The Company’s foreign currency forward contracts are classified as Level 2 because they are not actively traded and the valuation inputs are based on quoted prices and market observable data of similar instruments. As of June 30, 2020 and December 31, 2019, the Company had no outstanding forward contracts.

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

 Purchase obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of June 30, 2020, total outstanding purchase obligations were $12.7 million, the majority of which due within the next 24 months.

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

Legal Proceedings — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. As of June 30, 2020, the Company was not party to any material legal proceedings, thus no loss was probable and no amount was accrued.

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

13. SUBSEQUENT EVENT

On July 29, 2020, Advantest Corporation and the Company entered into a strategic partnership, through its wholly-owned subsidiary, Advantest America, Inc., which includes: (i) a significant agreement for the Company’s assistance in development of cloud-based applications for Advantest tools that leverage the Company’s Exensio software analytics platform; (ii) a commercial agreement providing for the license to third parties of solutions that result from the development work that combine Advantest’s testing applications and the Company’s Exensio platform; (iii) a 5-year cloud-based license for the Company’s Exensio platform and related hosted management services and DEX services, which provide tool data collected from certain OSAT facilities; and (iv) the purchase of 3,306,924 shares of the Company’s common stock,  at a purchase price of $19.7085 per share, for aggregate gross proceeds of $65.2 million. Concurrent with the share purchase, Advantest Corporation has entered into multi-year voting and lock-up agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “target” or “continue,” the negative effect of terms like these or other similar expressions. Any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies, prospects, or strategic partnerships, possible actions taken by us or our subsidiaries, and the potential impact of the COVID-19 pandemic on our business, which may be provided by us are also forward-looking statements. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 10, 2020. All references to “we”, “us”, “our”, “PDF”, “PDF Solutions” or “the Company” refer to PDF Solutions, Inc.

Overview

 We offer products and services designed to empower engineers and data scientists across the semiconductor ecosystem to improve the yield, quality, and profitability of their products. We derive revenues from two sources: Analytics and Integrated Yield Ramp. Our offerings combine proprietary software, physical intellectual property (IP) for Integrated Circuits (or IC) designs, electrical measurement hardware tools, proven methodologies, and professional services. We primarily monetize our offerings through time-based license fees, contract revenue for professional services, and increasingly recently, software as a service (or SaaS). In some cases, especially on our historical integrated yield ramp (or IYR) engagements, we also receive a value-based royalty that we call Gainshare. Our products, services, and solutions have been sold to integrated device manufacturers (or IDMs), fabless semiconductor companies, foundries, out-sourced semiconductor assembly and test (or OSATs), and system houses.

Industry Trend

The global COVID-19 pandemic has impacted the operations and purchasing decisions of companies worldwide. While the full potential economic impact brought by the COVID-19 pandemic may be difficult to assess or predict, the pandemic has resulted in significant disruption of global financial markets and on June 8, 2020, the National Bureau of Economic Research announced that the U.S. was in a recession. The COVID-19 pandemic has significantly affected how we and our customers are operating our business. For example, most U.S. states and countries worldwide have imposed and may continue to impose from time-to-time for the foreseeable future, restrictions on the physical movement of our employees, partners, and customers to limit the spread of COVID-19, including travel restrictions and shelter-in-place orders. As a result, our Shanghai office was temporarily shut down and the restrictions limited the ability of our local employees to travel to customer sites or visit our other offices from January to April 2020. Our corporate headquarters in the United States and several other impacted locations were temporarily closed but our US R&D facility partially reopened in June 2020 and our offices in Canada, France and Korea have reopened on various dates during the second quarter of 2020. We are closely monitoring the COVID-19 situation and currently preparing plans to reopen our other offices with focused on our employees’ safety. In addition, our personnel worldwide are subject to various country to country travel restrictions, which limit our ability to provide services to customers at their facilities. To date, we have been able to provide uninterrupted access to our products and services due to our globally distributed workforce, many of whom are already working remotely, and our pre-existing infrastructure, which supports secure access to our internal systems. If, however, the COVID-19 pandemic has a substantial impact on our employees’ productivity or our partners or customers decision to use our products and services, our ability to deliver on current commitments, to secure future bookings, or achieve expected financial performance may be harmed. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and vendors.

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

Other business trends may continue to affect our Integrated Yield Ramp revenue. The logic foundry market at the leading-edge nodes, such as 10nm and 7nm has undergone significant change over the past few years. The leading foundry continues to increase market share as other foundries have either suspended 7nm development, forecasted a later start of mass production, or started later than originally forecast in some cases. This trend will likely continue to negatively impact our Integrated Yield Ramp business on these nodes. We expect most logic foundries to invest in derivatives of older process nodes, such as 28nm and 20nm, to extract additional value as many of their customers will not move to advanced nodes due to either technological barriers or restrictive economics. Foundries that participate at leading edge nodes are expected to continue to invest in new technologies such as memory, packaging, and multi-patterned and extreme ultraviolet lithography, as well as new innovations in process control and variability management. We expect China’s investment in semiconductors to continue. In order for these trends to provide opportunities for us to increase our business in process control and electrical characterization, Chinese semiconductors manufacturers will need to increase their production volumes on advanced technology nodes and continue to engage foreign suppliers. As a result of these market developments, we have chosen to focus our resources and investments in products, services, and solutions for analytics.

There are other general business trends that may affect our business opportunities. For instance, the demand for consumer electronics, communications devices, and high-performance computing continues to drive technological innovation in the semiconductor industry as the need for products with greater performance, lower power consumption, reduced costs and smaller size continues to grow with each new product generation. In addition, advances in computing systems and mobile devices have fueled demand for higher capacity memory chips. To meet these demands, IC manufacturers and designers are constantly challenged to improve the overall performance of their ICs by designing and manufacturing ICs with more embedded applications to create greater functionality while lowering power and cost per transistor. As this trend continues, companies will continually be challenged to improve process capabilities to optimally produce ICs with minimal random and systematic yield loss, which is driven by the lack of compatibility between the design and its respective manufacturing process. We believe that these difficulties will continue to create a need for all types of products and services that address yield loss across the IC product life cycle.

Our Strategic Partnership

On July 29, 2020, we entered into a strategic partnership with Advantest Corporation through its wholly-owned subsidiary, Advantest America, Inc., that includes: (i) a significant agreement for our assistance in development of cloud-based applications for Advantest tools that leverage our Exensio software analytics platform; (ii) a commercial agreement providing for the license to third parties of solutions that result from the development work that combine Advantest’s testing applications and our Exensio platform; (iii) a 5-year cloud-based license for our Exensio platform and related hosted management services and DEX services, which provide tool data collected from certain OSAT facilities; and (iv) the purchase of 3,306,924 shares of our common stock,  at a purchase price of $19.7085 per share, for aggregate gross proceeds of $65.2 million. Concurrent with the share purchase, Advantest Corporation also entered into multi-year voting and lock-up agreements.

Financial Highlights

Financial highlights for the three months ended June 30, 2020, were as follows:

•

Total revenues were $21.4 million, an increase of $0.8 million, or 4%, compared to the three months ended June 30, 2019. Analytics revenue was $15.2 million, which was an increase of $3.2 million, compared to the three months ended June 30, 2019. The increase in Analytics revenue was primarily driven by $4.1 million increase in CV services due to higher hours worked across multiple contracts and customers, partially offset by the expiration of an Exensio contract for a customer that ceased 7nm production in 2019. Integrated Yield Ramp revenue decreased $2.4 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, due primarily to a $1.2 million decrease in revenue from services from lower hours worked across multiple contracts and customers, and a $1.2 million decrease in Gainshare royalty from the 14nm and 28nm technology nodes.

•

Costs of revenues increased $1.1 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to (i) a $0.7 million increase in direct costs due mainly to the timing of deferral of contract costs, and (ii) a $0.8 million increase in cloud-delivery related costs and depreciation expense of test equipment, partially offset by a $0.5 million decrease in travel expenses resulting from reduced business travel in the second quarter of 2020 due to the global COVID-19 pandemic.

•	Gross margin was 58%, compared to 62% for the three months ended June 30, 2019.

•

Net loss was $3.7 million, compared to $0.7 million for the three months ended June 30, 2019. The increase in net loss was primarily attributable to a $1.1 million increase in costs of revenues, a $1.3 million increase in operating expenses as we continued to make investments in research and development sales and marketing activities, a $0.3 million increase in interest and other expense (income), net, and a $1.1 million decrease in income tax benefit, partially offset by a $0.8 million increase in revenues.

•

Cash, cash equivalents and investments increased $5.8 million to $103.4 million at June 30, 2020, from $97.6 million at December 31, 2019, primarily due to the collection of accounts receivables, partially offset by cash used in investing activities primarily related to additions to property and equipment for our DFI solution, including construction of additional eProbe tools.

Financial highlights for the six months ended June 30, 2020, were as follows:

•

Total revenues were $42.6 million, which was an increase of $1.5 million, or 4%, compared to the six months ended June 30, 2019. Analytics revenue was $28.4 million, which was an increase of $5.0 million, compared to the six months ended June 30, 2019. The increase in Analytics revenue was primarily driven by $6.2 million increase in CV services and Exensio licenses and services, partially offset by the expiration of an Exensio contract for a customer that ceased 7nm production in 2019 and decrease in DFI revenue. Integrated Yield Ramp revenue decreased $3.6 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, due primarily to a $1.2 million decrease in revenue from lower hours worked across multiple contracts and customers, and the effect $3.3 million in nonrecurring revenue from a customer contract amendment recognized in the first quarter of 2019, partially offset by a $1.0 million increase in Gainshare royalty from the 14nm technology nodes.

•

Costs of revenues increased $1.7 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to (i) a $1.3 million increase in direct costs related to third-party software royalty and licenses expense, equipment and hardware expense related to a new customer engagement, and the timing of deferral of contract costs, and (ii) a $1.6 million increase in cloud-delivery related costs and depreciation expense of test equipment, partially offset by (i) a $0.4 million decrease in personnel-related costs, and (ii) a $0.7 million decrease in travel expenses resulting from reduced business travel in the first half of 2020 due to the global COVID-19 pandemic.

•	Gross margin was 59%, compared to 62% for the six months ended June 30, 2019.

•

Net loss was $4.2 million, compared to $3.4 million for the six months ended June 30, 2019. The increase in net loss was primarily attributable to a $1.7 million increase in costs of revenues, a $2.6 million increase in operating expenses as we continued to make investments in research and development sales and marketing activities, and a $0.3 million increase in interest and other expense (income), net, partially offset by a $1.5 million increase in revenues and a $2.2 million increase in income tax benefit.

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

There were no material changes during the six months ended June 30, 2020 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Analytics Revenue

Analytics revenue is derived from the following primary offerings: licenses and services for Exensio® Software, Exensio SaaS, DFI™ and Characterization Vehicle (CV®) systems that do not include performance incentives based on customers’ yield achievement.

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

Revenue from DFI and CV systems that do not include performance incentives based on customers’ yield achievement is recognized primarily as services are performed. Where there are distinct performance obligations, we allocate revenue to all deliverables based on their SSPs. For these contracts with multiple performance obligations, we allocate the transaction price of the contract to each performance obligation on a relative basis using SSP attributed to each performance obligation. Where there are not discrete performance obligations, historically, revenue is primarily recognized as services are performed using a percentage of completion method based on costs or labor-hours inputs, whichever is the most appropriate measure of the progress towards completion of the contract.

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

Income Taxes

We are required to assess whether it is "more-likely-than-not" that we will realize our deferred tax assets. If we believe that they are not likely to be fully realizable before the expiration dates applicable to such assets, then to the extent we believe that recovery is not likely, we must establish a valuation allowance. The valuation allowance was approximately $11.2 million and $10.5 million as of June 30, 2020 and December 31, 2019 respectively, which was related to California R&D tax credits and California net operating losses (NOLs) related to an acquisition that we currently do not believe to be “more-likely-than-not” to be ultimately realized. If we conclude at a future financial reporting period that there has been a change in our ability to realize our California R&D credit and net operating loss carry forward deferred tax assets, and it is at such time “more-likely-than-not” that we will realize the tax credits before applicable expiration dates, our tax provision will decrease in the period in which we make such determination.

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

Our income tax calculations are based on application of applicable U.S. federal, state, or foreign tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the Condensed Consolidated Statements of Comprehensive Loss. At June 30, 2020, no deferred taxes have been provided on undistributed earnings from our international subsidiaries. We intend to reinvest the earnings of its non-U.S. subsidiaries in those operations indefinitely. As such, we have not provided for any foreign withholding taxes on the earnings of foreign subsidiaries as of June 30, 2020. The earnings of our foreign subsidiaries are taxable in the U.S. in the year earned under the Global Intangible Low-Taxed Income rules implemented under 2017 Tax Cuts and Jobs Act.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act includes, among other things, refundable payroll tax credits, deferment of some employer FICA taxes, allowance of net operating loss carrybacks for up to five years, alternative minimum tax credit refunds, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. The removal of certain limitations on the utilization of NOLs resulted in our recognition of an income tax benefit of $2.2 million from the carryback of federal NOLs during the six months ended June 30, 2020.

Valuation of Long-lived Assets including Goodwill and Intangible Assets

We record goodwill when the purchase consideration of an acquisition exceeds the fair value of the net tangible and identified intangible assets as of the date of acquisition. We have one operating segment and one operating unit. We perform an annual impairment assessment of goodwill during the fourth quarter of each calendar year or more frequently, if required to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill. There was no goodwill impairment for the three and six months ended June 30, 2020.

Our long-lived assets, excluding goodwill, consist of property and equipment and intangible assets. We periodically review our long-lived assets for impairment. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. There was no impairment of long-lived assets for the three and six months ended June 30, 2020.

Recent Accounting Pronouncements and Accounting Changes

See Note 1 of “Notes to Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes, including the expected dates of adoption and estimated effects, if any, on our Condensed Consolidated Financial Statements.

Results of Operations

Income Statement Presentation

In the fourth quarter of 2019, in order to enhance the transparency of our revenue reporting, we updated our Condensed Consolidated Statements of Comprehensive Loss to change our historical presentation of revenue categories. Previously, we presented revenue on two lines: Solutions and Gainshare performance incentives.  Included within Solutions, was revenue from software and related revenue, SaaS solutions, DFI licenses, and fixed-price project-based solution implementation services. The previous Gainshare performance incentive category included only revenue from performance incentive programs. We now present revenue in the following categories: Analytics and Integrated Yield Ramp.  Integrated Yield Ramp revenue is comprised of all revenue from our Integrated Yield Ramp services engagements that include performance incentives based on customers’ yield achievement, i.e. both fixed-fees and Gainshare royalty from such engagements. Analytics comprises all other revenue, including from our licenses and services for Exensio Software, Exensio SaaS, DFI and CV systems that do not include performance incentives based on customers’ yield achievement.

The change in presentation of revenue does not change our net revenues or total cost of net revenues. The following table shows reclassified amounts to conform to the current period’s presentation (in thousands):

	For the Three Months Ended June 30, 2019			For the Six Months Ended June 30, 2019
		Change in			Change in
	Previously	Presentation	Current	Previously	Presentation	Current
	Reported	Reclassification	Presentation	Reported	Reclassification	Presentation
Revenues:
Solutions	$13,429	$(13,429)	N/A	$30,090	$(30,090)	N/A
Gainshare performance incentives	7,139	(7,139)	N/A	11,019	(11,019)	N/A
Analytics	N/A	11,974	$11,974	N/A	23,408	$23,408
Integrated Yield Ramp	N/A	8,594	8,594	N/A	17,701	17,701
Total revenues	$20,568	$—	$20,568	$41,109	$—	$41,109

Since certain costs of revenues are attributed to both Analytics and Integrated Yield Ramp revenue categories, we believe it is more appropriate and meaningful to present the Condensed Consolidated Statements of Comprehensive Loss under a one-step presentation format that excludes any measure of gross margin. In the fourth quarter of 2019, we elected to change our Condensed Consolidated Statements of Comprehensive Loss presentation from a two-step presentation, where total costs of revenues was deducted from total revenues to report a gross profit line, to a one-step presentation, where total costs and expenses are deducted from total revenues. The change in presentation does not change previously presented amounts for costs of revenues, operating expenses and other expenses (income), or loss before income taxes.

Discussion of Financial Data for the Three and Six Months Ended June 30, 2020 and 2019

Revenues, Costs of Revenues, and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
(Dollars in thousands)
Revenues:
Analytics	$15,172	$11,974	$3,198	27%	$28,420	$23,408	$5,012	21%
Integrated Yield Ramp	6,237	8,594	(2,357)	(27)%	14,147	17,701	(3,554)	(20)%
Total revenues	$21,409	$20,568	$841	4%	$42,567	$41,109	$1,458	4%
Costs of revenues	8,946	7,832	1,114	14%	17,433	15,700	1,733	11%
Gross profit	$12,463	$12,736	$(273)	(2)%	$25,134	$25,409	$(275)	(1)%
Gross margin	58%	62%			59%	62%

Analytics revenue as a percentage of total revenues	71%	58%			67%	57%
Integrated Yield Ramp revenue as a percentage of total revenues	29%	42%			33%	43%

Analytics Revenue

Analytics revenue increased $3.2 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The increase in Analytics revenue was primarily driven by $4.1 million increase in CV services due to higher hours worked across multiple contracts and customers, partially offset by the expiration of an Exensio contract for a customer that ceased 7nm production in 2019.

Analytics revenue increased $5.0 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase in Analytics revenue was primarily driven by $6.2 million increase in CV services and Exensio licenses and services, partially offset by the expiration of an Exensio contract for a customer that ceased 7nm production in 2019 and decrease in DFI revenue.

Integrated Yield Ramp Revenue

Integrated Yield Ramp revenue decreased $2.4 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, due primarily to a $1.2 million decrease in revenue from services from lower hours worked across multiple contracts and customers, and a $1.2 million decrease in Gainshare royalty from the 14nm and 28nm technology nodes. Integrated Yield Ramp revenue decreased $3.6 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, due primarily to a $1.2 million decrease in revenue from lower hours worked across multiple contracts and customers, and a $3.3 million in nonrecurring revenue from a customer contract amendment recognized in the first quarter of 2019, partially offset by a $1.0 million increase in Gainshare royalty from the 14nm technology nodes. Our Integrated Yield Ramp revenue may continue to fluctuate from period to period primarily due to the contribution of Gainshare royalty, which is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate Gainshare, sustained yield improvements by our customers, and our ability to enter into new contracts containing Gainshare.

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

Costs of Revenues

Costs of revenues consist of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization of acquired technology. Services costs consist of material, employee compensation and related benefits, overhead costs, travel and allocated facilities-related costs. Software license costs consist of costs associated with licensing third-party software used by us in providing services to our customers in solution engagements, or sold in conjunction with our software products.

The increase in costs of revenues of $1.1 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily due to (i) a $0.7 million increase in direct costs due mainly to the timing of deferral of contract costs, and (ii) a $0.8 million increase in cloud-delivery related costs and depreciation expense of test equipment, partially offset by a $0.5 million decrease in travel expenses resulting from reduced business travel in the second quarter of 2020 due to the global COVID-19 pandemic.

The increase in costs of revenues of $1.7 million the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to (i) a $1.3 million increase in direct costs related to third-party software royalty and licenses expense, equipment and hardware expense related to a new customer engagement, and lower deferral of contract costs, and (ii) a $1.6 million increase in cloud-delivery related costs and depreciation expense of test equipment, partially offset by (i) a $0.4 million decrease in personnel-related costs, and (ii) a $0.7 million decrease in travel expenses resulting from reduced business travel in the first half of 2020 due to the global COVID-19 pandemic.

Gross Margin

Gross margin for the three months ended June 30, 2020 was 58% compared to 62% for the year-ago period, or a decrease of 4%. The decrease in gross margin during the three months ended June 30, 2020 was primarily due to an increase in cloud-delivery service costs, depreciation expense related to our test equipment and increases in certain third-party royalty and licensing costs.

Gross margin for the six months ended June 30, 2020 was 59% compared to 62% for the year-ago period, or a decrease of 3%. The higher gross margin during the first half of 2019 was primarily due to $3.3 million in nonrecurring revenue from a customer contract amendment, partially offset by an overall increase in Analytics revenue during the first half of 2020, which revenue is comprised of software and term-based licenses that include lower direct costs of revenues to deliver than IYR offerings.

Operating Expenses:

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Research and development	$7,754	$7,312	$442	6%	$16,344	$15,558	$786	5%
As a percentage of total revenues	36%	36%			38%	38%

Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel, facilities cost allocations, and stock-based compensation charges.

Research and development expenses increased for the three months ended June 30, 2020, compared to the year-ago period, primarily due to (i) a $0.2 million increase in personnel-related costs, (ii) a $0.2 million increase in depreciation expense, (iii) a $0.1 million increase in cloud-services related costs, and (iv) a $0.1 million increase in software licenses and maintenance expense, partially offset by a $0.2 million decrease in travel expenses.

Research and development expenses increased for the six months ended June 30, 2020, compared to the year-ago period, primarily due to (i) a $0.4 million increase in depreciation expense, (ii) a $0.2 million increase in cloud-services related costs, (iii) a $0.2 million increase in subcontractor expenses that is primarily related to our DFI and Exensio solutions, and (iv) a $0.2 million increase in software licenses and maintenance expense, partially offset by a $0.2 million decrease in travel expenses.

We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period due to the timing of product development projects.

Selling, General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Selling, general and administrative	$7,737	$6,940	$797	11%	$15,632	$13,950	$1,682	12%
As a percentage of total revenues	36%	34%			37%	34%

Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges.

Selling, general and administrative expenses increased for the three months ended June 30, 2020, compared to the year-ago period, primarily due to (i) a $0.5 million increase in legal fees, (ii) a $0.4 million increase in subcontractor expenses, (iii) a $0.2 million write-down in carrying value of property and equipment, and (iv) a $0.1 million increase in cloud-services related costs, partially offset by a $0.2 million decrease in personnel-related costs, and a $0.2 million decrease in travel expenses.

Selling, general and administrative expenses increased for the six months ended June 30, 2020, compared to the year-ago period, primarily due to (i) a $0.8 million increase in legal fees, (ii) a $0.7 million increase in subcontractor expenses, (iii) a $0.3 million increase in personnel-related costs, (iv) a $0.2 million increase in cloud-services related costs, and (v) a $0.2 million increase from a write-down of equipment, partially offset by a $0.3 million decrease in travel expenses, and a $0.2 million decrease in depreciation and maintenance expenses.

We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support our selling efforts in the future.

Amortization of Other Acquired Intangible Assets

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Amortization of other acquired intangible assets	$174	$154	$20	13%	$347	$262	$85	32%

Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combination.

Interest and Other Expense (Income), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Interest and other expense (income), net	$150	$(111)	$261	235%	$170	$(105)	$275	262%

Interest and other expense (income), net, primarily consists of interest income, gains and losses from foreign currency forward contracts, and foreign currency transaction exchange gains and losses.

Interest and other expense (income), net increased for the three months ended June 30, 2020, compared to the year-ago period, primarily due to a decrease in interest income due to lower interest rates, and higher net unfavorable fluctuations in foreign exchange rates.

Interest and other expense (income), net increased for the six months ended June 30, 2020, compared to the year-ago period, primarily due to a decrease in interest income due to lower interest rates.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Income tax expense (benefit)	$300	$(849)	$1,149	135%	$(3,179)	$(947)	$(2,232)	236%

Income tax expense increased for the three months ended June 30, 2020, compared to the year-ago period, primarily due to the results of changes in the excess tax benefit from employee stock compensation expense and the tax benefit from forecasted operating losses.

Income tax benefit increased for the six months ended June 30, 2020, compared to the year-ago period, primarily due favorable increase in excess tax benefits related to employee stock compensation expense and as a result of the provisions of the CARES Act. During the six months ended June 30, 2020, we recorded an income tax benefit of $2.2 million from the carryback of federal NOLs pursuant to the provisions of the CARES Act.

 Liquidity and Capital Resources

As of June 30, 2020, our working capital, defined as total current assets less total current liabilities, was $118.9 million, compared to $119.6 million as of December 31, 2019. Cash and cash equivalents were $103.4 million as of June 30, 2020, compared to $97.6 million as of December 31, 2019. As of June 30, 2020, and December 31, 2019, cash and cash equivalents held by our foreign subsidiaries were $2.2 million and $3.8 million, respectively. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures, and other obligations for at least the next twelve months.

There has been no significant impact in respect to Liquidity and Capital Resources from the global COVID-19 pandemic. For risk discussion about the potential impact of global COVID-19 pandemic on our operations or demand for our products, refer to Item 1A, Risk Factors on Part II of this Report.

Cash Flow Data

	Six Months Ended June 30,
	2020	2019	$ Change
(In thousands)
Net cash flows provided by (used in):
Operating activities	$10,630	$4,966	$5,664
Investing activities	(3,940)	(6,664)	2,724
Financing activities	(839)	(7,556)	6,717
Effect of exchange rate changes on cash and cash equivalents	(15)	(18)	3
Net increase (decrease) in cash and cash equivalents	$5,836	$(9,272)	$15,108

Net Cash Flows Provided by Operating Activities

Cash flow from operating activities during the six months ended June 30, 2020 mostly consisted of net loss, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, share-based compensation expense and deferred tax assets. The $5.7 million increase in cash flows from operating activities for the six months ended June 30, 2020, compared to the year-ago period, was driven primarily by a $7.1 million increase in net change from operating assets and liabilities, which was offset by a $0.8 million increase in net loss, and a $0.6 million decrease in non-cash adjustments to net loss, which was primarily due to (i) an increase in deferred tax assets of $2.0 million, (ii) an increase in depreciation and amortization of $0.7 million, and (iii) an increase in share-based compensation expense of $0.4 million.

The major contributors to the net change in operating assets and liabilities for the six months ended June 30, 2020 were as follows:

●	Accounts receivable, net, decreased by $12.0 million, primarily due to increased collections and lower contractual invoicing activity during the first half of 2020.

●	Other noncurrent assets increased by $1.6 million, primarily due to a decrease in the noncurrent portion of unbilled receivables due to the timing of billing and revenue recognition.

●	Accounts payable decreased by $4.0 million primarily due to the timing of payments of invoices and payment of an invoice for a multi-year licensing and distribution agreement related to our Exensio software.

●	Deferred revenues and billings in excess of recognized revenues decreased by a total of $1.7 million primarily due to timing of billing and revenue recognition.

Cash Flows Used in Investing Activities

Cash used in investing activities decreased by $2.7 million for the six months ended June 30, 2020 compared to the year-ago period. For the six months ended June 30, 2020, cash used in investing activities primarily related to property and equipment purchased for our DFI solution, including construction of additional eProbe tools.  For the six months ended June 30, 2019, cash flows used in investing activities related to (i) a $4.0 million property and equipment purchased primarily related to the construction of our DFI solution and expansion of our research and development laboratory and clean room, and (ii) a $2.7 million payment for a business acquisition.

Net Cash Flows Used in Financing Activities

Net cash used in financing activities decreased by $6.7 million for the six months ended June 30, 2020 compared to the year-ago period. For the six months ended June 30, 2020, net cash used in financing activities primarily consisted of $2.3 million in cash payments for taxes related to net share settlement of equity awards, partially offset by $1.4 million of proceeds from our Employee Stock Purchase Plan and exercise of stock options.  For the six months ended June 30, 2019, net cash used in financing activities primarily consisted of $7.7 million in cash used to repurchase shares of our common stock and $1.5 million in cash payments for taxes related to net share settlement of equity awards, partially offset by $1.6 million of proceeds from our Employee Stock Purchase Plan and exercise of stock options.

Off-Balance Sheet Agreements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands) as of June 30, 2020:

	Payments Due by Period
	2020					2025
	(remaining					and
Contractual Obligations	six months)	2021	2022	2023	2024	thereafter	Total
Operating lease obligations(1)	$1,046	$1,852	$1,606	$1,113	$807	$2,976	$9,400
Purchase obligations(2)	7,651	3,300	719	369	321	321	12,681
Total(3)	$8,697	$5,152	$2,325	$1,482	$1,128	$3,297	$22,081

(1)	Refer to Note 4, Leases of the Notes to Condensed Consolidated Financial Statements (Item 1 of Part I of this Report)

(2)	Purchase obligations consist of agreements to purchase goods and services entered in the ordinary course of business.

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

Interest Rate Risk.   As of June 30, 2020, we had cash and cash equivalents of $103.4 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at June 30, 2020, would cause the fair value of these investments to decrease by an immaterial amount, which would not have significantly impacted our financial position or results of operations.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. From time to time, we enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net. As of June 30, 2020, we had no outstanding forward contracts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2020, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of June 30, 2020, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, we were not a party to any material legal proceedings, thus no loss was probable and no amount was accrued at June 30, 2020.

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

Item 1A. Risk Factors

Item 1A, “Risk Factors,” on pages 12 through 20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, provides information on the significant risks associated with our business. Except as set forth below, there have been no subsequent material changes to these risks.

The COVID-19 pandemic has significantly affected how we and our customers are operating our business and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

The COVID-19 pandemic has significantly affected how we and our customers are operating our business. For example, most U.S. states and countries worldwide have imposed and may continue to impose from time-to-time for the foreseeable future, restrictions on the physical movement of our employees, partners, and customers to limit the spread of COVID-19, including travel restrictions and shelter-in-place orders. As a result, our Shanghai office was temporarily shut down and the restrictions limited the ability of our local employees to travel to customer sites or visit our other offices from January to April 2020. Our offices in Italy and Germany were closed in February 2020 and by March 2020, our corporate headquarters in the United States and several other impacted locations were temporarily closed as well. In addition, our personnel worldwide are subject to various country to country travel restrictions, which limit our ability to provide services to customers at their facilities. These impacts have disrupted our normal operations. If the COVID-19 pandemic has a substantial impact on our employees’ productivity, our results of operations and overall financial performance may be harmed.

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

While the potential economic impact brought by the COVID-19 pandemic may be difficult to assess or predict, the pandemic has resulted in significant disruption of global financial markets and on June 8, 2020, the National Bureau of Economic Research announced that the U.S. was in a recession. A long-term recession or long-term market downturn resulting from the spread of COVID-19 could materially impact the value of our common stock, impact our access to capital and affect our business in the near and long-term.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, or if the macroeconomic conditions of the general economy continue to worsen or the industries in which we operate are negatively impacted over the long-term, our business, operating results, financial condition and cash flows could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	PDF Solutions Inc. Sixth Amended and Restated 2011 Stock Incentive Plan (incorporated herein by reference to Appendix A to the registrant’s proxy statement dated May 8, 2020

31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.†

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).†

__________________________

†	Filed herewith.
**	Furnished, and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDF SOLUTIONS, INC.

Date: August 6, 2020	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: August 6, 2020	By:	/s/ ADNAN RAZA
Adnan Raza
Executive Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)