Form 10-Q
period 2020-09-30
PDF SOLUTIONS INC
filed 2020-11-06
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2020

or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 36,629,905 shares of the Registrant’s Common Stock outstanding as of October 31, 2020.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$118,386	$97,605
Short-term investments	49,983	—
Accounts receivable, net of allowance for doubtful accounts of $963 in 2020 and $213 in 2019	40,388	40,651
Prepaid expenses and other current assets	9,310	9,320
Total current assets	218,067	147,576
Property and equipment, net	39,487	40,798
Operating lease right-of-use assets, net	6,712	7,609
Goodwill	2,293	2,293
Intangible assets, net	5,269	6,221
Deferred tax assets, net	30,498	25,327
Other non-current assets	8,282	9,720
Total assets	$310,608	$239,544
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,212	$7,636
Accrued compensation and related benefits	5,396	5,072
Accrued and other current liabilities	3,001	1,665
Operating lease liabilities – current portion	1,763	1,867
Deferred revenues – current portion	19,074	10,639
Billings in excess of recognized revenues	1,430	1,117
Total current liabilities	32,876	27,996
Long-term income taxes payable	5,137	5,368
Non-current operating lease liabilities	6,764	7,677
Other non-current liabilities	1,054	2,346
Total liabilities	45,831	43,387
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	$—	$—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 46,117 and 41,797, respectively; shares outstanding 36,626 and 32,503, respectively	5	5
Additional paid-in-capital	403,450	325,197
Treasury stock at cost, 9,491 and 9,294 shares, respectively	(94,992)	(91,695)
Accumulated deficit	(42,784)	(35,870)
Accumulated other comprehensive loss	(902)	(1,480)
Total stockholders’ equity	264,777	196,157
Total liabilities and stockholders’ equity	$310,608	$239,544

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Analytics	$14,346	$12,691	$42,766	$36,099
Integrated Yield Ramp	8,766	9,223	22,912	26,924
Total revenues	23,112	21,914	65,678	63,023

Costs and Expenses:
Costs of revenues	9,493	8,715	26,926	24,415
Research and development	8,328	8,435	24,672	23,993
Selling, general and administrative	8,420	5,990	24,052	19,940
Amortization of other acquired intangible assets	174	174	521	436
Restructuring charges	—	—	—	92
Interest and other expense (income), net	361	(202)	530	(307)
Loss before income taxes	(3,664)	(1,198)	(11,023)	(5,546)
Income tax benefit	(930)	(511)	(4,109)	(1,458)
Net loss	$(2,734)	$(687)	$(6,914)	$(4,088)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	$540	$(461)	$581	$(477)
Change in unrealized losses related to available-for-sale debt securities, net of tax	(3)	—	(3)	—
Total other comprehensive income (loss)	$537	$(461)	$578	$(477)
Comprehensive loss	$(2,197)	$(1,148)	$(6,336)	$(4,565)

Net loss per share:
Basic	$(0.08)	$(0.02)	$(0.21)	$(0.13)
Diluted	$(0.08)	$(0.02)	$(0.21)	$(0.13)

Weighted average common shares:
Basic	35,479	32,392	33,696	32,405
Diluted	35,479	32,392	33,696	32,405

 See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2020
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2019	32,503	$5	$325,197	9,294	$(91,695)	$(35,870)	$(1,480)	$196,157
Issuance of common stock in connection with employee stock purchase plan	89	-	810	-	-	-	-	810
Issuance of common stock in connection with exercise of options	21	-	161	-	-	-	-	161
Vesting of restricted stock units	182	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	-	-	-	93	(1,478)	-	-	(1,478)
Stock-based compensation expense	-	-	3,513	-	-	-	-	3,513
Comprehensive loss	-	-	-	-	-	(528)	(166)	(694)
Balances, March 31, 2020	32,795	5	329,681	9,387	(93,173)	(36,398)	(1,646)	198,469
Issuance of common stock in connection with exercise of options	56	-	463	-	-	-	-	463
Vesting of restricted stock units	131	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	-	-	-	52	(795)	-	-	(795)
Stock-based compensation expense	-	-	3,013	-	-	-	-	3,013
Comprehensive income (loss)	-	-	-	-	-	(3,652)	207	(3,445)
Balances, June 30, 2020	32,982	5	333,157	9,439	(93,968)	(40,050)	(1,439)	197,705
Issuance of common stock, net of issuance costs of $0.1 million	3,307	-	65,077	-	-	-	-	65,077
Issuance of common stock in connection with employee stock purchase plan	93	-	860	-	-	-	-	860
Issuance of common stock in connection with exercise of options	101	-	1,210	-	-	-	-	1,210
Vesting of restricted stock units	143	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	-	-	-	52	(1,024)	-	-	(1,024)
Stock-based compensation expense	-	-	3,146	-	-	-	-	3,146
Comprehensive income (loss)	-	-	-	-	-	(2,734)	537	(2,197)
Balances, September 30, 2020	36,626	$5	$403,450	9,491	$(94,992)	$(42,784)	$(902)	$264,777

 See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2019
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2018	32,382	$5	$310,660	8,295	$(79,142)	$(30,452)	$(1,276)	$199,795
Issuance of common stock in connection with employee stock purchase plan	87	-	782	-	-	-	-	782
Issuance of common stock in connection with exercise of options	87	-	518	-	-	-	-	518
Vesting of restricted stock units	104	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	-	-	-	54	(557)	-	-	(557)
Repurchases of common stock	(314)	-	-	314	(3,917)	-	-	(3,917)
Stock-based compensation expense	-	-	3,469	-	-	-	-	3,469
Comprehensive loss	-	-	-	-	-	(2,691)	(52)	(2,743)
Balances, March 31, 2019	32,346	5	315,429	8,663	(83,616)	(33,143)	(1,328)	197,347
Issuance of common stock in connection with exercise of options	69	-	326	-	-	-	-	326
Vesting of restricted stock units	176	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	-	-	-	72	(918)	-	-	(918)
Repurchases of common stock	(300)	-	-	300	(3,790)	-	-	(3,790)
Stock-based compensation expense	-	-	2,601	-	-	-	-	2,601
Comprehensive income (loss)	-	-	-	-	-	(710)	36	(674)
Balances, June 30, 2019	32,291	5	318,356	9,035	(88,324)	(33,853)	(1,292)	194,892
Issuance of common stock in connection with employee stock purchase plan	85	-	751	-	-	-	-	751
Issuance of common stock in connection with exercise of options	53	-	267	-	-	-	-	267
Vesting of restricted stock units	92	-	-	-	-	-	-	-
Purchases of treasury stock in connection with tax withholdings on restricted stock grants and exercise of options	-	-	-	40	(524)	-	-	(524)
Repurchases of common stock	(171)	-	-	171	(2,060)	-	-	(2,060)
Stock-based compensation expense	-	-	2,809	-	-	-	-	2,809
Comprehensive loss	-	-	-	-	-	(687)	(461)	(1,148)
Balances, September 30, 2019	32,350	$5	$322,183	9,246	$(90,908)	$(34,540)	$(1,753)	$194,987

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,914)	$(4,088)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,030	4,306
Stock-based compensation expense	9,476	8,642
Amortization of acquired intangible assets	952	867
Amortization of costs capitalized to obtain revenue contracts	367	344
Adjustment to contingent consideration related to acquisition	—	36
Provision (reversal of allowance) for doubtful accounts and write-off of accounts receivable	(50)	67
Loss on disposal and write-down in carrying value of property and equipment	321	130
Accretion of discount on short-term investments	(3)	—
Deferred taxes	(5,309)	(3,998)
Changes in operating assets and liabilities:
Accounts receivable	313	16,946
Prepaid expenses and other current assets	235	(236)
Operating lease right-of-use assets	1,048	1,089
Other non-current assets	1,442	(2,937)
Accounts payable	(3,900)	(191)
Accrued compensation and related benefits	227	(431)
Accrued and other liabilities	1,568	1,393
Deferred revenues	6,928	1,482
Billings in excess of recognized revenues	313	584
Operating lease liabilities	(1,168)	(994)
Net cash provided by operating activities	10,876	23,011

Cash flows from investing activities:
Purchases of short-term investments	(49,983)	—
Purchases of property and equipment	(4,786)	(6,841)
Prepayment for the purchase of property and equipment	(579)	—
Payment for business acquisition	—	(2,660)
Cash used in investing activities	(55,348)	(9,501)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs paid	64,995	—
Proceeds from exercise of stock options	1,834	983
Proceeds from employee stock purchase plan	1,670	1,534
Payments for taxes related to net share settlement of equity awards	(3,297)	(1,898)
Repurchases of common stock	—	(9,639)
Repurchases of contingent consideration related to acquisition	—	(206)
Net cash provided by (used in) financing activities	65,202	(9,226)

Effect of exchange rate changes on cash and cash equivalents	51	(114)
Net change in cash and cash equivalents	20,781	4,170
Cash and cash equivalents, beginning of period	97,605	96,089
Cash and cash equivalents, end of period	$118,386	$100,259

Continued on next page.

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$2,188	$2,454
Cash paid for amounts included in the measurement of operating lease liabilities	$1,598	$1,268

Supplemental disclosure of noncash information:
Stock-based compensation capitalized as software development costs	$190	$244
Property and equipment received and accrued in accounts payable and accrued and other liabilities	$161	$1,340
Advances for purchase of fixed assets transferred from prepaid assets to property and equipment	$—	$1,416
Operating lease liabilities arising from obtaining right-of-use assets	$151	$—
Issuance costs for common stock included in accounts payable and accrued and other liabilities	$82	$—
Common shares repurchased from a cashless exercise of stock options	$—	$128

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

Reclassification of Prior Period Amounts

Certain prior period amounts have been reclassified to conform to the current year presentation of reporting operating lease right-of-use assets, and operating lease liabilities on the Condensed Consolidated Statements of Cash Flows. This reclassification had no effect on the Company’s reported net loss or net cash provided by operating activities.

Change in Presentation

In the fourth quarter of 2019, in order to enhance the transparency of our revenue reporting, the Company updated its Condensed Consolidated Statements of Comprehensive Loss to change its historical presentation of revenue categories. Previously, the Company presented revenue on two lines: Solutions and Gainshare performance incentives.  Included within Solutions, was revenue from software and related revenue, SaaS solutions, Design-for-Inspection (DFI™) licenses, and fixed-price project-based solution implementation services. The previous Gainshare performance incentive category included only revenue from performance incentive programs. The Company now presents revenue in the following categories: Analytics and Integrated Yield Ramp.  Integrated Yield Ramp revenue is comprised of all revenue from the Company’s Integrated Yield Ramp services engagements that include performance incentives based on customers’ yield achievement (i.e. both fixed-fees and Gainshare royalty from such engagements). Analytics comprises all other revenue, including from the Company’s licenses and services for Exensio® Software, Exensio SaaS, DFI™ and Characterization Vehicle (CV®) systems that do not include performance incentives based on customers’ yield achievement.

The change in presentation of revenue does not change the Company’s net revenues or total cost of net revenues. The following table shows reclassified amounts to conform to the current period’s presentation (in thousands):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
		Change in			Change in
	Previously	Presentation	Current	Previously	Presentation	Current
	Reported	Reclassification	Presentation	Reported	Reclassification	Presentation
Revenues:
Solutions	$16,208	$(16,208)	N/A	$46,298	$(46,298)	N/A
Gainshare performance incentives	5,706	(5,706)	N/A	16,725	(16,725)	N/A
Analytics	N/A	12,691	$12,691	N/A	36,099	$36,099
Integrated Yield Ramp	N/A	9,223	9,223	N/A	26,924	26,924
Total revenues	$21,914	$—	$21,914	$63,023	$—	$63,023

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

Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with an original maturity of 90 days or less or investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents, and those investments with original maturities greater than 90 days and less than one year to be short-term investments. The Company classifies securities with readily determinable market values as available-for-sale. Short-term investments include available-for-sale securities and are carried at estimated fair value, with the unrealized gains and losses deemed temporary in nature, net of tax, reported as a component of accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company periodically reviews short-term investments for impairment. In the event a decline in value is determined to be other-than-temporary, an impairment loss is recognized. When determining if a decline in value is other-than-temporary, the Company takes into consideration the current market conditions, the duration and severity of and the reason for the decline, and the likelihood that it would need to sell the security prior to a recovery of par value.

As of  September 30, 2020, short-term investments consisted solely of about $50.0 million of U.S. Treasury bills. The cost of these securities approximated fair value and there was no material gross realized or unrealized gains or losses as of September 30, 2020. As of  December 31, 2019, the Company held no short-term investments. There were also no impairments in the investments’ value in the three and nine months ended September 30, 2020. Refer to Note 12 “Fair Value Measurements” for further discussion on the Company’s investments.

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

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance clarifies the accounting for implementation costs incurred to develop or obtain internal-use software in cloud computing arrangements. Further, the standard also requires entities to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. This standard was effective for the Company beginning in the first quarter of 2020. ASU No. 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted ASU No. 2018-15 on January 1, 2020 on a prospective basis. There was no material impact on the Company’s condensed consolidated financial statements as a result of adoption of ASU No. 2018-15. As of September 30, 2020, the implementation costs capitalized by the Company pertaining to a cloud computing arrangement, which related to sales order and customer relation management, amounted to $0.2 million. The capitalized implementation costs were included in other noncurrent assets on the Condensed Consolidated Balance Sheet and within the operating activities section of the Company’s Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2020.  When the module or component of the hosting arrangement is ready for its intended use, the Company expects to amortize the capitalized implementation costs over the respective noncancellable period of the arrangement plus the period covered by an option to extend the arrangement that is reasonably certain of being exercised. The amortization expense related to these assets for the three and nine months ended September 30, 2020 was immaterial.

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

Additionally, ASU No. 2019-10 defers the effective date for the adoption of the new standard on credit losses for public filers that are considered small reporting companies (“SRC”) as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, which will be fiscal 2023 for the Company if it continues to be classified as a SRC. In February 2020, the FASB issued ASU 2020-02, which provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. The subsequent amendments will have the same effective date and transition requirements as ASU No. 2016-13. Early adoption is permitted. Topic 326 requires a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. While the Company is currently evaluating the impact of Topic 326, the Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements or the related disclosure.

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

In August 2020, the FASB issued ASU No. 2020-16, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 8150-20): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. Additionally, the ASU will require entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. The ASU will be effective for annual reporting periods beginning after December 15, 2023 for SRCs and interim periods within those annual periods. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its condensed consolidated financial statements or the related disclosures.

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

Analytics Revenue

Analytics revenue is derived from the following primary offerings: licenses and services for Exensio Software, Exensio SaaS, DFI™ and CV® systems that do not include performance incentives based on customers’ yield achievement.

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

Revenue from DFI™ and CV® systems that do not include performance incentives based on customers’ yield achievement is recognized primarily as services are performed. Where there are distinct performance obligations, the Company allocates revenue to all deliverables based on their SSPs. For these contracts with multiple performance obligations, the Company allocate the transaction price of the contract to each performance obligation on a relative basis using SSP attributed to each performance obligation. Where there are not discrete performance obligations, historically, revenue is primarily recognized as services are performed using a percentage of completion method based on costs or labor-hours inputs, whichever is the most appropriate measure of the progress made towards completion of the contract. The estimation of percentage of completion method is complex and subject to many variables that require significant judgement. Please refer to “Significant Judgements” section of this Note for further discussion.

Integrated Yield Ramp Revenue

The Integrated Yield Ramp revenue is derived from the Company’s fixed-fee engagements that include performance incentives based on customers’ yield achievement and Gainshare royalties, typically based on customer’s wafer shipments, pertaining to these fixed-price contracts.

Revenue under these project–based contracts, which are delivered over a specific period of time, typically for a fixed fee component paid on a set schedule, is recognized as services are performed using a percentage of completion method based on costs or labor-inputs, whichever is the most appropriate measure of the progress towards completion of the contract. Where there are distinct performance obligations, the Company allocates revenue to all deliverables based on their SSPs and allocates the transaction price of the contract to each performance obligation on a relative basis using SSP. Similar to the services provided in connection with DFI™ and CV® systems that are contributing to Analytics revenue, due to the nature of the work performed in these arrangements, the estimation of percentage of completion method is complex and subject to many variables that require significant judgement. Please refer to “Significant Judgments” section of this Note for further discussion.

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

The Company’s performance obligations are satisfied either over time or at a point-in-time. The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Over time	55%	70%	56%	67%
Point-in-time	45%	30%	44%	33%
Total	100%	100%	100%	100%

International revenues accounted for approximately 67% and 60% of our total revenues for the three and nine months ended September 30, 2020, respectively, compared to 66% and 60% of our total revenues for the three and nine months ended September 30, 2019, respectively. See Note 11. Customer and Geographic Information.

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

The Company classifies the right to consideration in exchange for software or services transferred to a customer as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional, as compared to a contract asset, which is a right to consideration that is conditional upon factors other than the passage of time. The majority of the Company’s contract assets represent unbilled amounts related to fixed-price service contracts when the revenue recognized exceeds the amount billed to the customer. The contract assets are generally classified as current and are recorded on a net basis with deferred revenue (i.e. contract liabilities) at the contract level. At September 30, 2020 and December 31, 2019, contract assets of $3.8 million and $3.6 million, respectively, are included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The Company did not record any asset impairment charges related to contract assets for the periods presented.

Deferred revenues consist substantially of amounts invoiced in advance of revenue recognition and are recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as current deferred revenues and the remaining portion is recorded in the other non-current liabilities in the Condensed Consolidated Balance Sheets. At September 30, 2020 and December 31, 2019, the non-current portion of deferred revenues included in non-current liabilities was $0.8 million and $2.3 million, respectively.  Revenue recognized for the three months ended  September 30, 2020 and 2019, that was included in deferred revenues and billings in excess of recognized revenues balances at the beginning of each reporting period was $4.7 million and $4.4 million, respectively. Revenue recognized for the nine months ended  September 30, 2020, and 2019, that was included in deferred revenues and billings in excess of recognized revenues balances at the beginning of each reporting period was $9.5 million and $13.0 million, respectively.

At September 30, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was approximately $113.2 million. Given the applicable contract terms, the majority of this amount is expected to be recognized as revenue over the next three years, with the remainder in the following two years. This amount does not include contracts to which the customer is not committed, nor contracts for which we recognize revenue equal to the amount we have the right to invoice for services performed, or future sales-based or usage-based royalty payments in exchange for a license of intellectual property.  This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications, or currency adjustments.  The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to the scope, change in timing of delivery of products and services, or contract modifications.

The adjustment to revenue recognized in the three months ended September 30, 2020 and 2019 from performance obligations satisfied (or partially satisfied) in previous periods was a decrease of $1.2 million and an increase of $0.3 million, respectively. The adjustment to revenue recognized in the nine months ended September 30, 2020 and 2019 from performance obligations satisfied (or partially satisfied) in previous periods was an increase of $0.4 million and an increase of $0.1 million, respectively. These amounts primarily represent changes in estimated percentage-of-completion based contracts and changes in estimated Gainshare royalty for those customers that reported actual Gainshare revenue with some time lag.

Costs to obtain or fulfill a contract

The Company capitalizes the incremental costs to obtain or fulfill a contract with a customer, including direct sales commissions and related fees, when it expects to recover those costs. Amortization expense related to these capitalized costs is recognized over the period associated with the revenue from which the cost was incurred. Total capitalized direct sales commission costs included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets as of  September 30, 2020 and December 31, 2019 were $0.4 million. Total capitalized direct sales commission costs included in other non-current assets in the accompanying Condensed Consolidated Balance Sheets as of  September 30, 2020 and December 31, 2019 were $1.2 million and $0.4 million, respectively. Amortization of these assets during each of the three months ended September 30, 2020 and 2019 was $0.1 million. Amortization of these assets for the nine months ended September 30, 2020 and 2019was $0.4 million and $0.3 million, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Certain eligible initial project costs are capitalized when the costs relate directly to the contract, the costs generate or enhance resources of the Company that will be used in satisfying the performance obligation in the future, and the costs are expected to be recovered. These costs primarily consist of transition and set-up costs related to the installation of systems and processes and other deferred fulfillment costs eligible for capitalization. Capitalized costs are amortized consistent with the transfer to the customer of the services to which the asset relates and recorded as a component of cost of revenues. The Company also incurs certain direct costs to provide services in relation to the specific anticipated contracts. The Company recognizes such costs as a component of costs of revenues, the timing of which is dependent upon identification of a contract arrangement. The Company also defers costs from arrangements that required it to defer the revenues, typically due to the pattern of transfer of the performance obligations in the contract. These costs are recognized in proportion to the related revenue. At the end of the reporting period, the Company evaluates its deferred costs for their probable recoverability. The Company recognizes impairment of deferred costs when it is determined that the costs no longer have future benefits and are no longer recoverable. There was no impairment loss in relation to the costs capitalized for the periods presented. Deferred costs balance included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets was immaterial as of September 30, 2020 and was $0.3 million as of December 31, 2019.  Deferred costs balance included in other non-current assets in the accompanying Condensed Consolidated Balance Sheets was immaterial as of September 30, 2020 and was $0.2 million as of  December 31, 2019.

Practical Expedients

The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component for the three and nine months ended September 30, 2020 and 2019.

3.  STRATEGIC PARTNERSHIP AGREEMENT WITH ADVANTEST AND RELATED PARTY TRANSACTIONS

On July 29, 2020, the Company entered into a long-term strategic partnership with Advantest Corporation through its wholly-owned subsidiary, Advantest America, Inc. (collectively referred to herein as “Advantest”) that includes:

i. Securities Purchase Agreement and Stockholder Agreement

Pursuant to the Securities Purchase Agreement (“SPA”), the Company issued an aggregate of 3,306,924 shares of its common stock, par value $0.00015 per share (the “SPA Shares”), at a purchase price equal to $19.7085 per share to Advantest for aggregate gross proceeds of $65.2 million.

In connection with the SPA, the Company entered into a Stockholder Agreement (the “Stockholder Agreement”) with Advantest on July 30, 2020. Pursuant to the Stockholder Agreement, Advantest agreed that the Shares will be subject to a five-year lock-up period and Advantest will be subject to a five-year standstill period. The lock-up periods shall terminate upon occurrence of certain events (“Termination Event”) stipulated in the Stockholder Agreement.  Advantest is permitted to sell, transfer or dispose of the SPA Shares at any time to an affiliate or in order to maintain Advantest’s equivalent percentage beneficial ownership at 9.9% of the Company’s outstanding shares of common stock. Prior to the expiration of the lock-up period, upon the occurrence of certain events, for so long as the SPA Shares constitute at least 2.0% of the Company’s outstanding shares of common stock, if Advantest proposes to sell, transfer or dispose of any SPA Shares, the SPA Shares can be repurchased by the Company in its sole option at a repurchase price to be determined pursuant to the SPA.

Pursuant to the Stockholder Agreement, for so long as a Termination Event has not occurred, Advantest agreed to vote the SPA Shares in the manner recommended by the Board of Directors as reflected in any Company proxy statement, except on matters of: (i) the issuance of Company securities subject to Nasdaq Rule 5635(b), (ii) the approval of any merger, consolidation, or amalgamation (or similar business combination) of the Company, (iii) an amendment of the Company’s Certificate of Incorporation that would disproportionately and adversely affect Advantest, or (iv) any voluntary or involuntary bankruptcy, dissolution, insolvency, reorganization, rehabilitation or similar event of the Company.

There was no occurrence of any of the termination events as of the issuance of these condensed consolidated financial statements.

ii. Amendment #1 to Software License & Related Services Agreement

The Company entered into Amendment #1 to that certain Software License and Related Services Agreement (“SLA”), dated as of March 25, 2020 (“Amendment #1 to SLA”) with Advantest. Amendment #1 to SLA provides for an exclusive commercial arrangement in which the Company and Advantest will collaborate on, and the Company will initially host, develop and maintain, an Advantest-specific cloud layer on the Exensio platform. Amendment #1 to SLA provides for a renewable five-year cloud-based subscription by Advantest to the Company’s Exensio analytics platform and related services to be provided by the Company for an aggregate subscription price of over $50.0 million over the initial five-year term, subject to the achievement of certain milestones and the Company’s standard warranty and service level commitments.

Revenue recognized from this agreement during the three and nine months ended September 30, 2020 was $1.0 million. Accounts receivable from Advantest, comprised of billed and unbilled accounts receivable, amounted to $9.0 million, and Deferred revenue amounted to $8.0 million as of September 30, 2020.

iii. Development Agreement

The Company also entered into a multi-year Amended and Restated Master Development Agreement (the “Development Agreement”) with Advantest, pursuant to which the Company and Advantest agreed to collaborate on extensions to or combinations of both of their existing technology and new technology to address mutual customers’ needs (the “Integrated Products”) through one or more development phases subject to certain conditions as set forth therein. The Development Agreement includes the Company’s assistance in the development of a cloud-based software solution for Advantest’s customers that is based on the Company’s Exensio software analytics platform for both Advantest’s internal use as well as use by Advantest’s customers. Except as may be separately set forth in a statement of work, each party will bear its own costs and expenses incurred in connection with its development thereunder. Either party may terminate the Development Agreement or any statement of work thereunder at any time upon thirty (30) days’ prior written notice.

Costs and expenses incurred related to the Development Agreement have not been significant for the three and nine months ended September 30, 2020.

iv.  Commercial Agreement

The Company also entered into a multi-year Master Commercial Terms and Support Services Agreement (the “Commercial Agreement”) with Advantest. Pursuant to the Commercial Agreement, the Company and Advantest agreed to (i) commercialize and sell Integrated Products that are generated from the Development Agreement according to revenue sharing for each Integrated Product (as defined in the Commercial Agreement) as generally set forth in the Commercial Agreement and Integrated-Product specific revenue sharing and other terms agreed by the parties from time to time in addenda entered into thereunder; and (ii) provide technical services to support end customers’ use of the Integrated Products according to agreed-upon technical support sharing principles as set forth in the Commercial Agreement. Either party may terminate the Commercial Agreement at any time upon ninety (90) days’ prior written notice. Notwithstanding the foregoing, each party agreed to provide continuing technical support services for Integrated Products sold prior to termination as generally set forth in the Commercial Agreement.

No costs and expenses incurred related to the Commercial Agreement with Advantest for the three and nine months ended September 30, 2020.

The Company carries out transactions with Advantest on customary terms.

4. BALANCE SHEET COMPONENTS

Accounts receivable

Accounts receivable include amounts that are unbilled at the end of the period that are expected to be billed and collected within a 12-month period. Unbilled accounts receivable, included in accounts receivable, totaled $6.6 million and $7.4 million as of September 30, 2020, and December 31, 2019, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12-month period are recorded in other non-current assets and totaled $2.3 million and $4.1 million as of September 30, 2020, and December 31, 2019, respectively.

Property and equipment

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Computer equipment	$11,385	$10,880
Software	5,035	4,690
Furniture, fixtures and equipment	2,433	2,395
Leasehold improvements	6,149	6,095
Laboratory and other equipment	5,013	4,933
Test equipment	24,118	22,980
Construction-in-progress	19,874	18,245
	74,007	70,218
Less: accumulated depreciation and amortization	(34,520)	(29,420)
Total	$39,487	$40,798

Test equipment includes DFI™ assets at customer sites that are contributing to DFI™ revenues. The construction-in-progress balance related to construction of DFI™ assets totaled $18.5 million and $16.6 million as of  September 30, 2020 and December 31, 2019, respectively. Depreciation and amortization expense was $1.7 million during each of the three months ended September 30, 2020 and 2019. Depreciation and amortization expense for the nine months ended September 30, 2020 and 2019 was $5.0 million and $4.3 million, respectively.

Goodwill and Intangible Assets

As of September 30, 2020, and December 31, 2019, the carrying amount of goodwill was $2.3 million.

Intangible assets balance was $5.3 million and $6.2 million as of September 30, 2020 and December 31, 2019, respectively. Intangible assets as of September 30, 2020 and December 31, 2019 consist of the following (in thousands):

		September 30, 2020			December 31, 2019
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired identifiable intangibles:
Customer relationships	1 ‒ 9	$7,440	$(5,270)	$2,170	$7,440	$(4,935)	$2,505
Developed technology	4 ‒ 9	17,460	(14,669)	2,791	17,460	(14,101)	3,359
Tradename	2 ‒ 7	790	(692)	98	790	(673)	117
Patent	7 ‒ 10	1,800	(1,590)	210	1,800	(1,560)	240
Total		$27,490	$(22,221)	$5,269	$27,490	$(21,269)	$6,221

The weighted average amortization period for acquired identifiable intangible assets was 5.7 years as of September 30, 2020. Intangible asset amortization expense was $0.3 million during each of the three months ended September 30, 2020 and 2019. Intangible asset amortization expense for the nine months ended September 30, 2020 and 2019 was $1.0 million and $0.9 million, respectively. The Company expects annual amortization of acquired identifiable intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2020 (remaining three months)	$317
2021	1,093
2022	886
2023	886
2024	747
2025 and thereafter	1,340
Total future amortization expense	$5,269

Intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the three and nine months ended September 30, 2020, there were no indicators of impairment related to the Company’s intangible assets.

5. LEASES

The Company leases administrative and sales offices and certain equipment under noncancellable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various times through 2028. The Company had no leases that were classified as a financing lease as of September 30, 2020 and December 31, 2019.

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

Lease expense was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense	$455	$463	$1,362	$1,402
Short-term lease and variable lease expense	127	130	401	333
Total lease expense	$582	$593	$1,763	$1,735

Supplemental balance sheets information related to leases was as follows:

	September 30,	December 31,
	2020	2019
Weighted average remaining lease term under operating ROU leases (in years)	6.7	7.2
Weighted average discount rate for operating lease liabilities	5.24%	5.25%
Operating lease ROU assets obtained (in thousands)	$151	$333

Maturity of operating lease liabilities as of September 30, 2020, are as follows (in thousands):

Year Ending December 31,	Amount(a)
2020 (remaining three months)	$392
2021	1,876
2022	1,626
2023	1,368
2024	1,073
2025 and thereafter	3,791
Total future minimum lease payments	$10,126
Less: Interest(b)	(1,599)
Present value of future minimum lease payments operating lease liabilities(c)	$8,527

(a)	As of September 30, 2020, the total operating lease liability includes approximately $1.0 million related to an option to extend a lease term that is reasonably certain to be exercised.
(b)	Calculated using incremental borrowing interest rate for each lease.
(c)	Includes the current portion of operating lease liabilities of $1.8 million as of September 30, 2020.

6. STOCKHOLDERS’ EQUITY

Issuance of Common Stok

On July 30, 2020, the Company issued 3,306,924 shares of common stock, at a purchase price of $19.7085 per share, for aggregate gross proceeds of $65.2 million pursuant to a Securities Purchase Agreement with Advantest dated July 29, 2020. Issuance costs related to this private placement aggregated $0.1 million. See Note 3, Securities Purchase Agreement with Advantest, for further details.

Stock Repurchase Program

On May 28, 2020, the Company’s 2018 stock repurchase program (the “2018 Program”) that was originally adopted on May 29, 2018, expired. On June 4, 2020, the Company’s Board of Directors adopted a new stock repurchase program (the “2020 Program”) to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, over the next two years. During the three and nine months ended September 30, 2020, no shares were repurchased under the 2020 and 2018 programs. During the three and nine months ended September 30, 2019, Company repurchased approximately 171,000 shares and 785,000 shares, respectively, under the 2018 Program. As of May 28, 2020, approximately 786,000 shares had been repurchased at an average price of $12.43 per share, for a total price of $9.8 million under the 2018 Program.

7. EMPLOYEE BENEFIT PLANS

On September 30, 2020, the Company had the following stock-based compensation plans:

Employee Stock Purchase Plan

In July 2001, the Company adopted a ten-year Employee Stock Purchase Plan (as amended, the “Purchase Plan”) under which eligible employees can contribute up to 10% of their compensation, as defined in the Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The Purchase Plan provided for twenty-four-month offering periods with four six-month purchase periods in each offering period. Under the Purchase Plan, on January 1 of each year, starting with 2002, the number of shares reserved for issuance will automatically increase by the lesser of (1) 675,000 shares, (2) 2% of the Company’s outstanding common stock on the last day of the immediately preceding year, or (3) the number of shares determined by the board of directors. At the annual meeting of stockholders on May 18, 2010, the Company’s stockholders approved an amendment to the Purchase Plan to extend it through  May 17, 2020. The Company’s proposal to extend the Purchase Plan through June 22, 2030 was not ratified by the Company’s stockholders and hence, the Purchase Plan expired on May 17, 2020. After the Purchase Plan expired, no new offering periods will commence under the Purchase Plan; however, existing offering periods will continue until they expire in accordance with their terms, and participation in such offering periods will continue through the applicable expiration date. The final offering period under the Purchase Plan is expected to expire on January 31, 2022.

 The Company estimated the fair value of purchase rights granted under the Purchase Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Nine Months Ended September 30,
	2020	2019
Expected life (in years)	1.25	1.25
Volatility	34.25%	42.45%
Risk-free interest rate	1.43%	2.24%
Expected dividend	—	—
Weighted average fair value of purchase rights granted during the period	$4.83	$4.08

During the three months ended September 30, 2020 and 2019, a total of approximately 93,000 and 85,000 shares, respectively issued under the Purchase Plan. During the nine months ended September 30, 2020 and 2019, a total of approximately 183,000 and 172,000 shares, respectively, were issued at a weighted-average purchase price of $9.12 and $8.92 per share, respectively. As of September 30, 2020, there was $0.3 million of unrecognized compensation cost related to the Purchase Plan. That cost is expected to be recognized over a weighted average period of 0.6 year. As of September 30, 2020, 5.7 million shares were available for future issuance under the Purchase Plan.

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

Stock options granted under the 2001 Plan generally expire ten years from the date of grant and become vested and exercisable over a four-year period. Although no new awards may be granted under the 2001 Plan, awards made under the 2001 Plan that are currently outstanding remain subject to the terms of each such plan.

As of September 30, 2020, 12.1 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 4.1 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.5 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after the adoption of the 2011 Plan through September 30, 2020. As of September 30, 2020, there were no outstanding awards that had been granted outside of the 2011 or 2001 Plans (collectively, the “Stock Plans”).

The Company estimated the fair value of share-based awards granted under the 2011 Stock Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected life (in years)	4.45	4.46	4.45	4.46
Volatility	43.92%	39.93%	40.90%	42.61%
Risk-free interest rate	0.23%	1.40%	0.60%	1.99%
Expected dividend	—	—	—	—
Weighted average fair value per share of options granted during the period	$6.92	$4.70	$5.75	$4.61

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expense before taxes related to the Company’s stock plans and employee stock purchase plan was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Costs of revenues	$790	$745	$2,582	$2,404
Research and development	1,148	1,062	3,613	3,681
Selling, general and administrative	1,192	925	3,281	2,557
Stock-based compensation expenses	$3,130	$2,732	$9,476	$8,642

The stock-based compensation expense in the table above includes immaterial expense or credit adjustments related to cash-settled SARs granted to certain employees. The Company accounted for these awards as liability awards and the amount was included in accrued compensation and related benefits. SARs were fully exercised as of September 30, 2020. There was no stock-based compensation capitalized for the three months ended September 30, 2020. Stock-based compensation capitalized in the capitalized software development costs included in property and equipment, net, was approximately $0.2 million for the nine months ended September 30, 2020. Stock-based compensation capitalized in the capitalized software development costs included in property and equipment, net, was approximately $0.2 million during the three and nine months ended September 30, 2019.

 Additional information with respect to options under the Stock Plans during the nine months ended September 30, 2020, was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price per	Term	Value
	(in thousands)	Share	(years)	(in thousands)
Outstanding, January 1, 2020	745	$10.64
Granted (weighted average fair value of $5.75 per share)	24	$16.72
Exercised	(177)	$10.33
Canceled	(43)	$10.69
Expired	(10)	$10.06
Outstanding, September 30, 2020	539	$11.02	3.56	$4,188
Vested and expected to vest, September 30, 2020	531	$10.96	3.48	$4,158
Exercisable, September 30, 2020	433	$10.08	2.32	$3,779

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $18.71 per share as of September 30, 2020. The total intrinsic value of options exercised during the nine months ended September 30, 2020, was $1.5 million.

As of September 30, 2020, there was $0.5 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of shares vested during the nine months ended September 30, 2020, was $0.2 million.

Nonvested restricted stock units activity during the nine months ended September 30, 2020, was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)	Per Share
Nonvested, January 1, 2020	1,887	$12.30
Granted	864	$21.28
Vested	(652)	$13.33
Forfeited	(101)	$12.61
Nonvested, September 30, 2020	1,998	$15.83

As of September 30, 2020, there was $25.1 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.7 years. Restricted stock units do not have rights to dividends prior to vesting.

8. RESTRUCTURING CHARGES

On September 27, 2018, the Board of Directors of the Company approved a reduction in its workforce to reduce expenses and align its operations with evolving business needs. Notifications to the affected employees began on  October 24, 2018.

From inception of the restructuring plan to September 30, 2020, the Company has recorded restructuring charges of $0.7 million, primarily consisting of employee separation charges.  As of September 30, 2020, the Company has substantially completed the implementation of the restructuring plan, and the remaining charges expected to be incurred are not expected to be significant.

The following table summarizes the activities of restructuring liabilities under this plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$—	$—	$—	$244
Restructuring charges	—	—	—	92
Cash payments	—	—	—	(336)
Ending balance	$—	$—	$—	$—

9. INCOME TAXES

Income tax benefit increased $2.6 million for the nine months ended September 30, 2020, to a $4.1 million income tax benefit as compared to an income tax benefit of $1.5 million for the nine months ended September 30, 2019. The Company’s effective tax rate benefit was 37% and 26% for the nine months ended September 30, 2020 and 2019, respectively. The Company’s effective tax rate benefit increased in the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to a  favorable increase in excess tax benefits related to employee stock compensation and an income tax benefit recorded to carryback net operating losses (“NOLs”), pursuant to the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) passed on March 27, 2020, which allows any federal net operating losses generated in years beginning after December 31, 2017 and before January 1, 2021 to be carried back up to five taxable years to offset taxable income in the prior periods.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of September 30, 2020, was $14.1 million, of which $8.0 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2019, was $13.6 million, of which $7.9 million, if recognized, would affect the Company’s effective tax rate. As of September 30, 2020, the Company has recorded unrecognized tax benefits of $2.8 million, including interest and penalties of $0.8 million, as long-term taxes payable in its Condensed Consolidated Balance Sheet. The remaining $12.0 million has been recorded net of our deferred tax assets, of which $6.1 million is subject to a full valuation allowance.

The valuation allowance was approximately $11.2 million and $10.5 million as of September 30, 2020, and December 31, 2019, respectively, which was related to California R&D tax credits and California net operating losses related to our acquisition of Syntricity that we currently do not believe are more likely than not to be ultimately realized.

The Company conducts business globally and, as a result, files numerous consolidated and separate income tax returns in the U.S. federal, various state and foreign jurisdictions. Because the Company used some of the tax attributes carried forward from previous years to tax years that are still open for audit, the federal and California statute of limitations remains open for all tax years since 2000 and 2002, respectively. The Company is not currently subject to an income tax examination or under audit in any jurisdiction.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(2,734)	$(687)	$(6,914)	$(4,088)
Denominator:
Basic weighted-average shares outstanding	35,479	32,392	33,696	32,405
Effect of dilutive options and restricted stock units	—	—	—	—
Diluted weighted average shares outstanding	35,479	32,392	33,696	32,405

Net loss per share ‒ Basic	$(0.08)	$(0.02)	$(0.21)	$(0.13)
Net loss per share ‒ Diluted	$(0.08)	$(0.02)	$(0.21)	$(0.13)

For the three and nine months ended  September 30, 2020 and 2019, because the Company was in a loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of the potential common shares would have been anti-dilutive.

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Outstanding options	310	525	362	584
Nonvested restricted stock units	1,084	1,394	820	985
Employee Stock Purchase Plan	190	53	146	150
Total	1,584	1,972	1,328	1,719

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2020	2019	2020		2019
A	18%	22%	23%		30%
B	* %	16%	*	%	*	%
E	15%	* %	*	%	*	%

__________________________

* represents less than 10%

The Company had gross accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	September 30,	December 31,
Customer	2020	2019
A	11%	27%
B	* %	14%
C	10%	12%
D	21%	* %

__________________________

* represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (amounts in thousands):

	Three Months Ended September 30,
	2020		2019
		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues
United States	$7,710	33%	$7,341	34%
China	6,747	29	5,118	23
Japan	1,113	5	2,423	11
Rest of the world	7,542	33	7,032	32
Total revenue	$23,112	100%	$21,914	100%

	Nine Months Ended September 30,
	2020		2019
		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues
United States	$26,242	40%	$25,203	40%
China	10,200	16	11,369	18
Taiwan	8,038	12	6,041	10
Rest of the world	21,198	32	20,410	32
Total revenue	$65,678	100%	$63,023	100%

Long-lived assets, net by geographic area are as follows (in thousands):

	September 30,	December 31,
	2020	2019
United States	$44,140	$46,000
Rest of the world	2,059	2,407
Total long-lived assets, net	$46,199	$48,407

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of September 30, 2020, and the basis for that measurement (in thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market mutual funds	$102,977	$102,977	$—	$—
Short-term investments (available-for-sale debt securities)
U.S. Treasury bills (1)	49,983	49,983	—	—
Total	$152,960	$152,960	$—	$—

__________________________

(1)	The carrying amount of the Company’s investments in U.S. Treasury bills approximate fair value due to their short-term maturities, and there have been no events or changes in circumstances that would have had a significant effect on the fair value of these securities at September 30, 2020.

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2019, and the basis for that measurement (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market mutual funds	$27,644	$27,644	$—	$—

From time to time, the Company enters into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily on third-party accounts payables and intercompany balances. The primary objective of the Company’s hedging program is to reduce volatility of earnings related to foreign currency exchange rate fluctuations. The counterparty to these foreign currency forward contracts is a financial institution that the Company believes is creditworthy, and therefore, the Company believes the credit risk of counterparty nonperformance is not significant. These foreign currency forward contracts are not designated for hedge accounting treatment.

Therefore, the change in fair value of these contracts is recorded into earnings as a component of other expense (income), net, and offsets the change in fair value of the foreign currency denominated assets and liabilities, which is also recorded in other expense (income), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months ended September 30, 2020, there was no realized gain or loss from foreign currency forward contracts. For the three months ended September 30, 2019, the Company recognized a realized loss of $0.4 million on the contract. For the nine months ended September 30, 2020 and 2019, the Company recognized a realized loss of $0.2 million and $0.7 million on the contracts, respectively.

The Company carries these derivatives financial instruments on its Condensed Consolidated Balance Sheets at their fair values. The Company’s foreign currency forward contracts are classified as Level 2 because they are not actively traded and the valuation inputs are based on quoted prices and market observable data of similar instruments. As of September 30, 2020 and December 31, 2019, the Company had no outstanding forward contracts.

13. COMMITMENTS AND CONTINGENCIES

Strategic Partnership with Advantest — See Note 3 for the discussion about the Company’s commitments under the strategic partnership with Advantest.

Operating Leases — Refer to Note 5, Leases, for the discussion about the Company’s lease commitments.

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

 Purchase obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of September 30, 2020, total outstanding purchase obligations were $15.1 million, the majority of which due within the next 15 months.

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

Legal Proceedings — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. As of September 30, 2020, the Company was not party to any material legal proceedings, thus no loss was probable and no amount was accrued.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “target” or “continue,” the negative effect of terms like these or other similar expressions. Any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies, prospects, or the time required of our executive management for, and expenses related to, as well as the success of the our strategic growth opportunities and partnerships,  including our partnership with Advantest Corporation, possible actions taken by us or our subsidiaries, and the potential impact of the COVID-19 pandemic on our business, which may be provided by us are also forward-looking statements. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 10, 2020. All references to “we”, “us”, “our”, “PDF”, “PDF Solutions” or “the Company” refer to PDF Solutions, Inc.

Overview

 We offer products and services designed to empower engineers and data scientists across the semiconductor ecosystem to improve the yield, quality, and profitability of their products. We derive revenues from two sources: Analytics and Integrated Yield Ramp. Our offerings combine proprietary software, physical intellectual property (or IP) for Integrated Circuits (or IC) designs, electrical measurement hardware tools, proven methodologies, and professional services. We primarily monetize our offerings through time-based license fees, contract revenue for professional services, and increasingly recently, software as a service (or SaaS). In some cases, especially on our historical integrated yield ramp (or IYR) engagements, we also receive a value-based royalty that we call Gainshare. Our products, services, and solutions have been sold to integrated device manufacturers (or IDMs), fabless semiconductor companies, foundries, out-sourced semiconductor assembly and test (or OSATs), and system houses.

Industry Trend

The global COVID-19 pandemic has impacted the operations and purchasing decisions of companies worldwide. While the full potential economic impact brought by the COVID-19 pandemic may be difficult to assess or predict, the pandemic has resulted in significant disruption of global financial markets and on June 8, 2020, the National Bureau of Economic Research announced that the U.S. was in a recession. The COVID-19 pandemic has significantly affected how we and our customers are operating our business. For example, most U.S. states and countries worldwide have imposed and may continue to impose from time-to-time for the foreseeable future, restrictions on the physical movement of our employees, partners, and customers to limit the spread of COVID-19, including travel restrictions and shelter-in-place orders. As a result, our Shanghai office was temporarily shut down and the restrictions limited the ability of our local employees to travel to customer sites or visit our other offices from January to April 2020. Several other impacted locations were temporarily closed but our US R&D facility partially reopened in June 2020, and our offices in Canada, France, Korea and Japan have reopened on various dates during the second and third quarter of 2020. Our corporate headquarters in the United States partially reopened in the fourth quarter of 2020. We are closely monitoring the COVID-19 situation and currently preparing plans to reopen our other offices with focused on our employees’ safety. In addition, our personnel worldwide are subject to various country to country travel restrictions, which limit our ability to provide services to customers at their facilities. To date, we have been able to provide uninterrupted access to our products and services due to our globally distributed workforce, many of whom are already working remotely, and our pre-existing infrastructure, which supports secure access to our internal systems. If, however, the COVID-19 pandemic has a substantial impact on our employees’ productivity or our partners or customers decision to use our products and services, our ability to deliver on current commitments, to secure future bookings, or achieve expected financial performance may be harmed. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and vendors.

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

Our Strategic Partnership with Advantest

On July 29, 2020, we entered into a strategic partnership with Advantest Corporation through its wholly-owned subsidiary, Advantest America, Inc., (collectively, “Advantest”) that includes: (i) a significant agreement for our assistance in development of cloud-based applications for Advantest tools that leverage our Exensio software analytics platform; (ii) a commercial agreement providing for the license to third parties of solutions that result from the development work that combine Advantest’s testing applications and our Exensio platform; (iii) a 5-year cloud-based subscription for our Exensio analytics platform and related services; and (iv) the purchase of 3,306,924 shares of our common stock, for aggregate gross proceeds of $65.2 million. Concurrent with the share purchase, Advantest Corporation also entered into multi-year voting and lock-up agreements.

Financial Highlights

Financial highlights for the three months ended September 30, 2020, were as follows:

•

Total revenues were $23.1 million, an increase of $1.2 million, or 5%, compared to the three months ended September 30, 2019. Analytics revenue was $14.3 million, which was an increase of $1.7 million, compared to the three months ended September 30, 2019. The increase in Analytics revenue was primarily driven by a $2.1 million increase in Exensio licenses and Characterization Vehicle (CV®) services due to higher hours worked across multiple contracts and customers, partially offset by a $0.4 million decrease in Design-for-Inspection (DFI™) revenue. Integrated Yield Ramp revenue decreased $0.5 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, due primarily to decrease in Gainshare royalty from the 14nm and 28nm technology nodes.

•

Costs of revenues increased $0.8 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to (i) a $1.0 million increase in personnel-related costs, (ii) a $0.7 million increase in cloud-delivery related costs, and (iii) a $0.1 million increase in subcontractor expenses, partially offset by (i) a $0.5 million decrease in direct costs due mainly to hardware expense, shipping costs and the timing of deferral of contract costs, and (ii) a $0.5 million decrease in travel expenses resulting from reduced business travel due to the global COVID-19 pandemic.

•	Gross margin was 59%, compared to 60% for the three months ended September 30, 2019.

•

Net loss was $2.7 million, compared to $0.7 million for the three months ended September 30, 2019. The increase in net loss was primarily attributable to (i) a $0.8 million increase in costs of revenues, (ii) a $2.3 million increase in operating expenses due primarily to our sales and marketing activities, and an increase in general and administrative expenses related to subcontractor costs, legal fees, and accounting and related fees, and (iii) $0.6 million increase in interest and other expense (income), net, partially offset by a $1.2 million increase in revenues, and a $0.4 million increase in income tax benefit.

•

Cash, cash equivalents and short-term investments increased $70.8 million to $168.4 million at September 30, 2020, from $97.6 million at December 31, 2019, primarily due to the proceeds from the issuance of our common stock in connection with our strategic partnership with Advantest, partially offset by cash used in investing activities primarily related to additions to property and equipment for our DFI™ solution, including investments in constructing eProbe tools.

Financial highlights for the nine months ended September 30, 2020, were as follows:

•

Total revenues were $65.7 million, which was an increase of $2.7 million, or 4%, compared to the nine months ended September 30, 2019. Analytics revenue was $42.8 million, which was an increase of $6.7 million, compared to the nine months ended September 30, 2019. The increase in Analytics revenue was primarily driven by an $8.4 million increase in Exensio licenses and CV® services due to higher hours worked across multiple contracts and customers, partially offset by the expiration of an Exensio contract for a customer that ceased 7nm production in 2019 and a $1.7 million decrease in DFI™ revenue. Integrated Yield Ramp revenue decreased $4.0 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, due primarily to a $1.1 million decrease in revenue from lower hours worked across multiple contracts and customers, and a $3.3 million in nonrecurring revenue from a customer contract amendment recognized in the first quarter of 2019, partially offset by a $0.5 million increase in Gainshare royalty from the 14nm technology node.

•

Costs of revenues increased $2.5 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to (i) a $2.3 million increase in cloud-delivery related costs and depreciation expense of test equipment, (ii) a $0.8 million increase in direct costs related to third-party software royalty and licenses expense, equipment and hardware expense, and the timing of deferral of contract costs, and (iii) a $0.6 million increase in personnel-related costs, partially offset by a $1.2 million decrease in travel expenses resulting from reduced business travel due to the global COVID-19 pandemic.

•	Gross margin was 59%, compared to 61% for the nine months ended September 30, 2019.

•

Net loss was $6.9 million, compared to $4.1 million for the nine months ended September 30, 2019. The increase in net loss was primarily attributable to (i) a $2.5 million increase in costs of revenues, (ii) a $4.8 million increase in operating expenses as we continued to make investments in research and development, sales and marketing activities, and due to an increase in general and administrative expenses related to subcontractor expenses, legal fees, and accounting and related fees, and (iii) a $0.8 million increase in interest and other expense (income), net, partially offset by a $2.7 million increase in revenues, and a $2.7 million increase in income tax benefit.

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

During the third quarter of 2020, we added an accounting policy disclosure for our short-term investments in Note 1 of “Notes to Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.  Other than the aforementioned additional disclosure, there were no material changes during the nine months ended September 30, 2020 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Analytics Revenue

Analytics revenue is derived from the following primary offerings: licenses and services for Exensio® Software, Exensio SaaS, DFI™ and CV® systems that do not include performance incentives based on customers’ yield achievement.

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

Revenue from DFI™ and CV® systems that do not include performance incentives based on customers’ yield achievement is recognized primarily as services are performed. Where there are distinct performance obligations, we allocate revenue to all deliverables based on their SSPs. For these contracts with multiple performance obligations, we allocate the transaction price of the contract to each performance obligation on a relative basis using SSP attributed to each performance obligation. Where there are not discrete performance obligations, historically, revenue is primarily recognized as services are performed using a percentage of completion method based on costs or labor-hours inputs, whichever is the most appropriate measure of the progress towards completion of the contract. The estimation of percentage of completion method is complex and subject to many variables that require significant judgement.

Integrated Yield Ramp Revenue

Integrated Yield Ramp revenue is derived from our yield ramp engagements, which include Gainshare or other performance incentives based on customers’ yield achievement.

Revenue under these project–based contracts, which are delivered over a specific period of time typically for a fixed fee component paid on a set schedule, is recognized as services are performed using a percentage of completion method based on costs or labor-inputs, whichever is the most appropriate measure of the progress towards completion of the contract. Where there are distinct performance obligations, we allocate revenue to all deliverables based on their SSPs and allocate the transaction price of the contract to each performance obligation on a relative basis using SSP. Similar to the services provided in connection with DFI™ and CV® systems that are contributing to Analytics revenue, due to the nature of the work performed in these arrangements, the estimation of percentage of completion method is complex and subject to many variables that require significant judgement.

The Gainshare royalty contained in yield ramp contracts is a variable fee related to continued usage of our IP after the fixed-fee service period ends, based on the customers’ yield achievement. Revenue derived from Gainshare is contingent upon our customers reaching certain defined production yield levels. Gainshare royalty periods are generally subsequent to the delivery of all contractual services and performance obligations. We record Gainshare as a usage-based royalty derived from customers’ usage of intellectual property and record it in the same period in which the usage occurs.

Income Taxes

We are required to assess whether it is “more-likely-than-not” that we will realize our deferred tax assets. If we believe that they are not likely to be fully realizable before the expiration dates applicable to such assets, then to the extent we believe that recovery is not likely, we must establish a valuation allowance. The valuation allowance was approximately $11.2 million and $10.5 million as of September 30, 2020 and December 31, 2019 respectively, which was related to California R&D tax credits and California net operating losses (NOLs) related to an acquisition that we currently do not believe to be “more-likely-than-not” to be ultimately realized. If we conclude at a future financial reporting period that there has been a change in our ability to realize our California R&D credit and net operating loss carry forward deferred tax assets, and it is at such time “more-likely-than-not” that we will realize the tax credits before applicable expiration dates, our tax provision will decrease in the period in which we make such determination.

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

Our income tax calculations are based on application of applicable U.S. federal, state, or foreign tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the Condensed Consolidated Statements of Comprehensive Loss. At September 30, 2020, no deferred taxes have been provided on undistributed earnings from our international subsidiaries. We intend to reinvest the earnings of its non-U.S. subsidiaries in those operations indefinitely. As such, we have not provided for any foreign withholding taxes on the earnings of foreign subsidiaries as of September 30, 2020. The earnings of our foreign subsidiaries are taxable in the U.S. in the year earned under the Global Intangible Low-Taxed Income rules implemented under 2017 Tax Cuts and Jobs Act.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act includes, among other things, refundable payroll tax credits, deferment of some employer FICA taxes, allowance of net operating loss carrybacks for up to five years, alternative minimum tax credit refunds, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. The removal of certain limitations on the utilization of NOLs resulted in our recognition of an income tax benefit of $2.2 million from the carryback of federal NOLs during the nine months ended September 30, 2020.

Valuation of Long-lived Assets including Goodwill and Intangible Assets

We record goodwill when the purchase consideration of an acquisition exceeds the fair value of the net tangible and identified intangible assets as of the date of acquisition. We have one operating segment and one operating unit. We perform an annual impairment assessment of goodwill during the fourth quarter of each calendar year or more frequently, if required to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill. There was no goodwill impairment for the three and nine months ended September 30, 2020.

Our long-lived assets, excluding goodwill, consist of property and equipment and intangible assets. We periodically review our long-lived assets for impairment. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. There was no impairment of long-lived assets for the three and nine months ended September 30, 2020.

Recent Accounting Pronouncements and Accounting Changes

See Note 1 of “Notes to Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes, including the expected dates of adoption and estimated effects, if any, on our Condensed Consolidated Financial Statements.

Results of Operations

Income Statement Presentation

In the fourth quarter of 2019, in order to enhance the transparency of our revenue reporting, we updated our Condensed Consolidated Statements of Comprehensive Loss to change our historical presentation of revenue categories. Previously, we presented revenue on two lines: Solutions and Gainshare performance incentives.  Included within Solutions, was revenue from software and related revenue, SaaS solutions, DFI™ licenses, and fixed-price project-based solution implementation services. The previous Gainshare performance incentive category included only revenue from performance incentive programs. We now present revenue in the following categories: Analytics and Integrated Yield Ramp.  Integrated Yield Ramp revenue is comprised of all revenue from our Integrated Yield Ramp services engagements that include performance incentives based on customers’ yield achievement, i.e. both fixed-fees and Gainshare royalty from such engagements. Analytics comprises all other revenue, including from our licenses and services for Exensio Software, Exensio SaaS, DFI™ and CV® systems that do not include performance incentives based on customers’ yield achievement.

The change in presentation of revenue does not change our net revenues or total cost of net revenues. The following table shows reclassified amounts to conform to the current period’s presentation (in thousands):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
		Change in			Change in
	Previously	Presentation	Current	Previously	Presentation	Current
	Reported	Reclassification	Presentation	Reported	Reclassification	Presentation
Revenues:
Solutions	$16,208	$(16,208)	N/A	$46,298	$(46,298)	N/A
Gainshare performance incentives	5,706	(5,706)	N/A	16,725	(16,725)	N/A
Analytics	N/A	12,691	$12,691	N/A	36,099	$36,099
Integrated Yield Ramp	N/A	9,223	9,223	N/A	26,924	26,924
Total revenues	$21,914	$—	$21,914	$63,023	$—	$63,023

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

Discussion of Financial Data for the Three and Nine Months Ended September 30, 2020 and 2019

Revenues, Costs of Revenues, and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
(Dollars in thousands)
Revenues:
Analytics	$14,346	$12,691	$1,655	13%	$42,766	$36,099	$6,667	18%
Integrated Yield Ramp	8,766	9,223	(457)	(5)%	22,912	26,924	(4,012)	(15)%
Total revenues	$23,112	$21,914	$1,198	5%	$65,678	$63,023	$2,655	4%
Costs of revenues	9,493	8,715	778	9%	26,926	24,415	2,511	10%
Gross profit	$13,619	$13,199	$420	3%	$38,752	$38,608	$144	0%
Gross margin	59%	60%			59%	61%

Analytics revenue as a percentage of total revenues	62%	58%			65%	57%
Integrated Yield Ramp revenue as a percentage of total revenues	38%	42%			35%	43%

Analytics Revenue

Analytics revenue increased $1.7 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase in Analytics revenue was primarily driven by a $2.1 million increase in Exensio licenses and CV® services due to higher hours worked across multiple contracts and customers, partially offset by a $0.4 million decrease in DFI™ revenue.

Analytics revenue increased $6.7 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase in Analytics revenue was primarily driven by an $8.4 million increase in Exensio licenses and CV® services due to higher hours worked across multiple contracts and customers, partially offset by the expiration of an Exensio contract for a customer that ceased 7nm production in 2019 and a $1.7 million decrease in DFI™ revenue.

Integrated Yield Ramp Revenue

Integrated Yield Ramp revenue decreased $0.5 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, due primarily to decrease in Gainshare royalty from the 14nm and 28nm technology nodes.

Integrated Yield Ramp revenue decreased $4.0 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, due primarily to a $1.1 million decrease in revenue from lower hours worked across multiple contracts and customers, and a $3.3 million in nonrecurring revenue from a customer contract amendment recognized in the first quarter of 2019, partially offset by a $0.5 million increase in Gainshare royalty from the 14nm technology node.

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

The increase in costs of revenues of $0.8 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was primarily due to (i) a $1.0 million increase in labor or personnel-related costs, (ii) a $0.7 million increase in cloud-delivery related costs, and (iii) a $0.1 million increase in subcontractor expenses, partially offset by (i) a $0.5 million decrease in direct costs due mainly to to hardware expense, shipping costs and the timing of deferral of contract costs, and (ii) a $0.5 million decrease in travel expenses resulting from reduced business travel due to the global COVID-19 pandemic.

The increase in costs of revenues of $2.5 million the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to (i) a $2.3 million increase in cloud-delivery related costs and depreciation expense of test equipment, (ii) a $0.8 million increase in direct costs related to third-party software royalty and licenses expense, equipment and hardware expense, and the timing of deferral of contract costs, and (iii) a $0.6 million increase in personnel-related costs, partially offset by a $1.2 million decrease in travel expenses resulting from reduced business travel due to the global COVID-19 pandemic.

Gross Margin

Gross margin for the three months ended September 30, 2020 was 59% compared to 60% for the year-ago period. Gross margin for the nine months ended September 30, 2020 was 59% compared to 61% for the year-ago period, or a decrease of 2%. The higher gross margin during nine months ended September 30, 2019 was primarily due to $3.3 million in nonrecurring revenue from a customer contract amendment.

Operating Expenses:

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Research and development	$8,328	$8,435	$(107)	(1)%	$24,672	$23,993	$679	3%
As a percentage of total revenues	36%	38%			38%	38%

Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel, facilities cost allocations, and stock-based compensation charges.

Research and development expenses decreased for the three months ended September 30, 2020, compared to the year-ago period, primarily due to (i) a $0.1 million decrease in personnel-related costs, and (ii) a $0.2 million decrease in travel expenses resulting from reduced business travel due to the global COVID-19 pandemic, partially offset by a $0.2 million increase in subcontractor expenses that is primarily related to our DFI™ and Exensio solutions.

Research and development expenses increased for the nine months ended September 30, 2020, compared to the year-ago period, primarily due to (i) a $0.4 million increase in subcontractor expenses that is primarily related to our DFI™ and Exensio solutions, (ii) a $0.4 million increase in depreciation expense, and (iii) a $0.3 million increase in software licenses and maintenance expense, partially offset by a $0.4 million decrease in travel expenses resulting from reduced business travel due to the global COVID-19 pandemic.

We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period due to the timing of product development projects.

Selling, General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Selling, general and administrative	$8,420	$5,990	$2,430	41%	$24,052	$19,940	$4,112	21%
As a percentage of total revenues	36%	27%			37%	32%

Selling, general and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges.

Selling, general and administrative expenses increased for the three months ended September 30, 2020, compared to the year-ago period, primarily due to (i) a $1.0 million increase in legal fees, primarily related to fees for legal services, including the Advantest partnership, and for the arbitration proceeding over a disputed customer contract,  (ii) a $0.7 million increase in personnel-related costs, (iii) a $0.5 million increase in subcontractor expenses, (iv) a $0.3 million increase in accounting and related fees, and (v) a $0.2 million increase in cloud-services related costs, partially offset by a $0.1 million decrease in travel expenses.

Selling, general and administrative expenses increased for the nine months ended September 30, 2020, compared to the year-ago period, primarily due to (i) a $1.2 million increase in subcontractor expenses, (ii) a $1.8 million increase in fees for legal services, including the Advantest partnership, and for the arbitration proceeding over a disputed customer contract, (iii) a $0.9 million increase in personnel-related costs, (iv) a $0.2 million increase in accounting and related fees, (v) a $0.4 million increase in cloud-services related costs, and (vi) a $0.2 million increase from a write-down of equipment, partially offset by (i) a $0.4 million decrease in travel expenses, and (ii) a $0.1 million decrease in depreciation expenses.

We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support our selling efforts in the future.

Amortization of Other Acquired Intangible Assets

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Amortization of other acquired intangible assets	$174	$174	$—	—%	$521	$436	$85	19%

Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combination.

Interest and Other Expense (Income), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Interest and other expense (income), net	$361	$(202)	$563	279%	$530	$(307)	$837	273%

Interest and other expense (income), net, primarily consists of interest income, gains and losses from foreign currency forward contracts, and foreign currency transaction exchange gains and losses.

Interest and other expense (income), net increased for the three and nine months ended September 30, 2020, compared to the year-ago periods, primarily due to a decrease in interest income due to lower interest rates, and a higher net unfavorable fluctuations in foreign exchange rates, partially offset by a decrease in loss related to foreign currency forward contracts, and an increase in other income.

Income Tax Benefit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Income tax benefit	$(930)	$(511)	$(419)	82%	$(4,109)	$(1,458)	$(2,651)	182%

Income tax benefit increased for the three months ended September 30, 2020, compared to the year-ago period, primarily due to the results of changes in the excess tax benefit from employee stock compensation expense and the tax benefit from forecasted operating losses.

Income tax benefit increased for the nine months ended September 30, 2020, compared to the year-ago period, primarily due to favorable increase in excess tax benefits related to employee stock compensation expense and as a result of the provisions of the CARES Act. During the nine months ended September 30, 2020, we recorded an income tax benefit of $2.2 million from the carryback of federal NOLs pursuant to the provisions of the CARES Act.

 Liquidity and Capital Resources

As of September 30, 2020, our working capital, defined as total current assets less total current liabilities, was $185.2 million, compared to $119.6 million as of December 31, 2019. Total cash and cash equivalents, and short-term investments were $168.4 million as of September 30, 2020, compared to cash and cash equivalents of $97.6 million as of December 31, 2019. As of September 30, 2020, and December 31, 2019, cash and cash equivalents held by our foreign subsidiaries were $2.2 million and $3.8 million, respectively. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures, and other obligations for at least the next twelve months.

There has been no significant impact in respect to Liquidity and Capital Resources from the global COVID-19 pandemic. For risk discussion about the potential impact of global COVID-19 pandemic on our operations or demand for our products, refer to Item 1A, Risk Factors on Part II of this Report.

Private Placement

On July 29, 2020, we entered into a strategic partnership with Advantest, which includes, among others, a Securities Purchase Agreement wherein we issued and sold to Advantest America, Inc., an aggregate of 3,306,924 shares of our common stock, at a purchase price of $19.7085 per share, for aggregate gross proceeds of $65.2 million on July 30, 2020. All of the shares were offered and sold by us pursuant to an exemption from the registration requirements of the Securities Act 1933, as amended, provided by Section 4(a)(2) as a transaction with an accredited investor not involving a public offering. The increase in the combined balance of our cash and cash equivalents, and short-term investments during the nine months ended September 30, 2020 was primarily driven by the proceeds from the issuance of our common stock.

Cash Flow Data

	Nine Months Ended September 30,
	2020	2019	$ Change
(In thousands)
Net cash flows provided by (used in):
Operating activities	$10,876	$23,011	$(12,135)
Investing activities	(55,348)	(9,501)	(45,847)
Financing activities	65,202	(9,226)	74,428
Effect of exchange rate changes on cash and cash equivalents	51	(114)	165
Net increase in cash and cash equivalents	$20,781	$4,170	$16,611

Net Cash Flows Provided by Operating Activities

Cash flow from operating activities during the nine months ended September 30, 2020 were consisted of net loss, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, share-based compensation expense and deferred tax assets, and net change in operating assets and liabilities. The $12.1 million decrease in cash flows from operating activities for the nine months ended September 30, 2020, compared to the year-ago period, was driven primarily by a $9.7 million decrease in net change from operating assets and liabilities, and a $2.8 million increase in net loss, partially offset by a $0.4 million increase in non-cash adjustments to net loss, which was primarily due to (i) an increase in deferred tax assets of 1.3 million,  partially offset by an increase in depreciation and amortization of $0.7 million, and an increase in share-based compensation expense of $0.8 million. The major contributors to the net change in operating assets and liabilities for the nine months ended September 30, 2020 were as follows:

●	Other noncurrent assets decreased by $1.4 million, primarily due to a decrease in the noncurrent portion of unbilled receivables due to the timing of billing and revenue recognition.

●

Accounts payable decreased by $3.9 million primarily due to the timing of payments of invoices and payment of an invoice for a multi-year licensing and distribution agreement related to our Exensio software.

●	Accrued and other liabilities increased by $1.6 million primarily due to increase in accrued legal fees and accrued cloud-services related costs.

●	Deferred revenues increased by a total of $6.9 million primarily due to timing of billing and revenue recognition.

Cash Flows Used in Investing Activities

Cash used in investing activities increased by $45.8 million for the nine months ended September 30, 2020 compared to the year-ago period. For the nine months ended September 30, 2020, cash used in investing activities primarily related to purchases of about $50.0 million short-term investments and property and a $5.4 million equipment purchased and prepayment for our DFI™ solution, including construction of additional eProbe tools. For the nine months ended September 30, 2019, cash flows used in investing activities related to (i) a $6.8 million property and equipment purchased primarily related to the construction of our DFI™ solution and expansion of our research and development laboratory and clean room, and (ii) a $2.7 million payment for a business acquisition that closed in the second quarter of 2019.

Net Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities increased by $74.4 million for the nine months ended September 30, 2020 compared to the year-ago period. For the nine months ended September 30, 2020, net cash provided by financing activities primarily consisted of $65.0 million net proceeds from issuance of common stock in connection with the Securities Purchase Agreement with Advantest, and $3.5 million of proceeds from our Employee Stock Purchase Plan and exercise of stock options, partially offset by $3.3 million in cash payments for taxes related to net share settlement of equity awards. For the nine months ended September 30, 2019, net cash used in financing activities primarily consisted of $9.6 million in cash used to repurchase shares of our common stock, and $1.9 million in cash payments for taxes related to net share settlement of equity awards, partially offset by $2.5 million of proceeds from our Employee Stock Purchase Plan and exercise of stock options.

Related Party Transactions

Refer to Note 3, Strategic Partnership Agreement with Advantest and Related Party Transactions of the Notes to Condensed Consolidated Financial Statements (Item 1 of Part I of this Report) for a discussion on related party transactions between the Company and Advantest.

Off-Balance Sheet Agreements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.

Contractual Obligations

The following table summarizes our known contractual obligations (in thousands) as of September 30, 2020:

	Payments Due by Period
	2020
	(remaining					2025
	three					and
Contractual Obligations	months)	2021	2022	2023	2024	thereafter	Total
Operating lease obligations(1)	$392	$1,876	$1,626	$1,127	$809	$2,979	$8,809
Purchase obligations(2)	6,559	6,796	700	365	321	321	15,062
Total(3)	$6,951	$8,672	$2,326	$1,492	$1,130	$3,300	$23,871

(1)	Refer to Note 5, Leases of the Notes to Condensed Consolidated Financial Statements (Item 1 of Part I of this Report)

(2)	Purchase obligations consist of agreements to purchase goods and services entered in the ordinary course of business.

(3)

The contractual obligation table above excludes liabilities for uncertain tax positions of $2.8 million, which are not practicable to assign to any particular years, due to the inherent uncertainty of the tax positions. See Note 9 of “Notes to Condensed Consolidated Financial Statements” for further discussion.

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

Interest Rate Risk and Credit Risk.   As of September 30, 2020, we had cash and cash equivalents and short-term investments of $168.4 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments, and short-term investments consisted of U.S. Treasury bills. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at September 30, 2020, would cause the fair value of these investments to decrease by an immaterial amount, which would not have significantly impacted our financial position or results of operations.

At September 30, 2020 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.

Foreign Currency and Exchange Risk.   Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. From time to time, we enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net. As of September 30, 2020, we had no outstanding forward contracts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2020, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of September 30, 2020, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, we were not a party to any material legal proceedings, thus no loss was probable and no amount was accrued at September 30, 2020.

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

We may not realize the benefits of our strategic partnership with Advantest, which could have an adverse effect on our business and results of operations.

On July 29, 2020, we entered into a strategic partnership with Advantest Corporation through its wholly-owned subsidiary, Advantest America, Inc. (collectively, “Advantest”), that includes: (i) a significant agreement for our assistance in development of cloud-based applications for Advantest tools that leverage our Exensio software analytics platform; (ii) a commercial agreement providing for the license to third parties of solutions that result from the development work that combine Advantest’s testing applications and our Exensio platform; (iii) a 5-year cloud-based subscription for our Exensio analytics platform and related services; and (iv) the purchase of 3,306,924 shares of our common stock, for aggregate gross proceeds of $65.2 million. This strategic partnership is in the early stages of development, and the full extent of its future impact on our financial condition and results of operations is currently unknown and the failure to reap the anticipated benefits of Advantest’s financial resources, technology, customer relationships, and global footprint and/or develop successful joint solutions could have an adverse effect on our business and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information required to be disclosed by paragraph (a) of Item 2 to Form 10-Q has been included in a current report on Form 8-K and, therefore, is not furnished herein, pursuant to the last sentence in that paragraph.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

4.1	Securities Purchase Agreement by and between PDF Solutions, Inc. and Advantest America, Inc. dated July 29, 2020.†

4.2	Stockholder Agreement by and between PDF Solutions, Inc. and Advantest America, Inc. dated July 29, 2020.†

10.1	Software License and Related Services Agreement by and between PDF Solutions, Inc. and Advantest America, Inc. dated March 25, 2020 and Amendment No.1 thereto dated July 29, 2020.† +

10.2	Amended and Restated Master Development Agreement by and between PDF Solutions, Inc. and Advantest America, Inc. dated July 29, 2020.† +

10.3	Master Commercial Terms and Support Services Agreement by and between PDF Solutions, Inc. and Advantest America, Inc. dated July 29, 2020.† +

31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.†

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).†

__________________________

†	Filed herewith.
**	Furnished, and not filed.
+	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDF SOLUTIONS, INC.

Date: November 6, 2020	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: November 6, 2020	By:	/s/ ADNAN RAZA
Adnan Raza
Executive Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)