Form 10-Q
period 2021-09-30
PDF SOLUTIONS INC
filed 2021-11-09
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2021

or

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

There were 37,345,264 shares of the Registrant’s Common Stock outstanding as of November 3, 2021.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$71,238	$30,315
Short-term investments	69,992	114,981
Accounts receivable, net of allowance for doubtful accounts of $890 and $963 in 2021 and 2020, respectively	33,681	34,140
Prepaid expenses and other current assets	10,298	13,944
Total current assets	185,209	193,380
Property and equipment, net	37,821	39,242
Operating lease right-of-use assets, net	5,614	6,672
Goodwill	15,305	15,774
Intangible assets, net	22,106	24,573
Deferred tax assets, net	174	249
Other non-current assets	8,995	7,690
Total assets	$275,224	$287,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,210	$4,399
Accrued compensation and related benefits	8,125	8,339
Accrued and other current liabilities	5,854	6,309
Operating lease liabilities – current portion	1,740	1,926
Deferred revenues – current portion	22,207	19,895
Billings in excess of recognized revenues	3	1,337
Total current liabilities	41,139	42,205
Long-term income taxes payable	2,508	2,956
Non-current operating lease liabilities	5,501	6,516
Other non-current liabilities	2,621	1,397
Total liabilities	51,769	53,074
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 47,248 and 46,400, respectively; shares outstanding 37,274 and 36,850, respectively	6	6
Additional paid-in-capital	418,933	407,173
Treasury stock at cost, 9,974 and 9,550 shares, respectively	(103,995)	(96,215)
Accumulated deficit	(90,721)	(76,233)
Accumulated other comprehensive loss	(768)	(225)
Total stockholders’ equity	223,455	234,506
Total liabilities and stockholders’ equity	$275,224	$287,580

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Analytics	$27,194	$14,346	$66,165	$42,766
Integrated Yield Ramp	2,361	8,766	15,009	22,912
Total revenues	29,555	23,112	81,174	65,678

Costs and Expenses:
Costs of revenues	11,070	9,493	32,518	26,926
Research and development	10,657	8,328	32,562	24,672
Selling, general and administrative	9,609	8,420	28,482	24,052
Amortization of other acquired intangible assets	314	174	942	521
Interest and other expense (income), net	(194)	361	(391)	530
Loss before income taxes	(1,901)	(3,664)	(12,939)	(11,023)
Income tax expense (benefit)	506	(930)	1,549	(4,109)
Net loss	$(2,407)	$(2,734)	$(14,488)	$(6,914)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(226)	540	(540)	581
Change in unrealized losses related to available-for-sale debt securities, net of tax	1	(3)	(3)	(3)
Total other comprehensive income (loss)	(225)	537	(543)	578
Comprehensive loss	$(2,632)	$(2,197)	$(15,031)	$(6,336)

Net loss per share, basic and diluted	$(0.06)	$(0.08)	$(0.39)	$(0.21)

Weighted average common shares used to calculate net loss per share, basic and diluted	37,221	35,479	37,067	33,696

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2021
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2020	36,850	$6	$407,173	9,550	$(96,215)	$(76,233)	$(225)	$234,506
Issuance of common stock in connection with employee stock purchase plan	100	—	921	—	—	—	—	921
Issuance of common stock in connection with exercise of options	81	—	568	—	—	—	—	568
Vesting of restricted stock units	149	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	—	—	—	73	(1,463)	—	—	(1,463)
Repurchase of common stock	(251)	—	—	251	(4,523)	—	—	(4,523)
Stock-based compensation expense	—	—	3,369	—	—	—		3,369
Comprehensive loss	—	—	—	—	—	(7,597)	(528)	(8,125)
Balances, March 31, 2021	36,929	6	412,031	9,874	(102,201)	(83,830)	(753)	225,253
Issuance of common stock in connection with exercise of options	39	—	290	—	—	—	—	290
Vesting of restricted stock units	118	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	—	—	—	51	(887)	—	—	(887)
Stock-based compensation expense	—	—	2,742	—	—	—	—	2,742
Comprehensive income (loss)	—	—	—	—	—	(4,484)	210	(4,274)
Balances, June 30, 2021	37,086	6	415,063	9,925	(103,088)	(88,314)	(543)	223,124
Issuance of common stock in connection with employee stock purchase plan	9	—	114	—	—	—	—	114
Issuance of common stock in connection with exercise of options	40	—	393	—	—	—	—	393
Vesting of restricted stock units	139	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	—	—	—	49	(907)	—	—	(907)
Stock-based compensation expense	—	—	3,363	—	—	—	—	3,363
Comprehensive loss	—	—	—	—	—	(2,407)	(225)	(2,632)
Balances, September 30, 2021	37,274	$6	$418,933	9,974	$(103,995)	$(90,721)	$(768)	$223,455

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2020
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2019	32,503	$5	$325,197	9,294	$(91,695)	$(35,870)	$(1,480)	$196,157
Issuance of common stock in connection with employee stock purchase plan	89	—	810	—	—	—	—	810
Issuance of common stock in connection with exercise of options	21	—	161	—	—	—	—	161
Vesting of restricted stock units	182	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	—	—	—	93	(1,478)	—	—	(1,478)
Stock-based compensation expense	—	—	3,513	—	—	—	—	3,513
Comprehensive loss	—	—	—	—	—	(528)	(166)	(694)
Balances, March 31, 2020	32,795	5	329,681	9,387	(93,173)	(36,398)	(1,646)	198,469
Issuance of common stock in connection with exercise of options	56	—	463	—	—	—	—	463
Vesting of restricted stock units	131	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	—	—	—	52	(795)	—	—	(795)
Stock-based compensation expense	—	—	3,013	—	—	—	—	3,013
Comprehensive income (loss)	—	—	—	—	—	(3,652)	207	(3,445)
Balances, June 30, 2020	32,982	5	333,157	9,439	(93,968)	(40,050)	(1,439)	197,705
Issuance of common stock, net of issuance of $0.1 million	3,307	—	65,077	—	—	—	—	65,077
Issuance of common stock in connection with employee stock purchase plan	93	—	860	—	—	—	—	860
Issuance of common stock in connection with exercise of options	101	—	1,210	—	—	—	—	1,210
Vesting of restricted stock units	143	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	—	—	—	52	(1,024)	—	—	(1,024)
Stock-based compensation expense	—	—	3,146	—	—	—	—	3,146
Comprehensive income (loss)	—	—	—	—	—	(2,734)	537	(2,197)
Balances, September 30, 2020	36,626	$5	$403,450	9,491	$(94,992)	$(42,784)	$(902)	$264,777

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,488)	$(6,914)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,806	5,030
Stock-based compensation expense	9,474	9,476
Amortization of acquired intangible assets	2,467	952
Amortization of costs capitalized to obtain revenue contracts	499	367
Deferred taxes	87	(5,309)
Others	125	268
Changes in operating assets and liabilities:
Accounts receivable	440	313
Prepaid expenses and other current assets	1,848	235
Operating lease right-of-use assets	1,043	1,048
Other non-current assets	(1,211)	1,442
Accounts payable	(1,969)	(3,900)
Accrued compensation and related benefits	(142)	227
Accrued and other liabilities	(167)	1,568
Deferred revenues	3,542	6,928
Billings in excess of recognized revenues	(1,334)	313
Operating lease liabilities	(1,193)	(1,168)
Net cash provided by operating activities	3,827	10,876

Cash flows from investing activities:
Proceeds from maturities of short-term investments	136,000	—
Purchases of short-term investments	(90,985)	(49,983)
Purchases of property and equipment	(2,713)	(4,786)
Prepayment for the purchase of property and equipment	—	(579)
Net cash provided by (used in) investing activities	42,302	(55,348)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,251	1,834
Proceeds from employee stock purchase plan	1,035	1,670
Payments for taxes related to net share settlement of equity awards	(3,257)	(3,297)
Repurchases of common stock	(4,523)	—
Proceeds from issuance of common stock, net of issuance costs paid	—	64,995
Net cash provided by (used in) financing activities	(5,494)	65,202

Effect of exchange rate changes on cash and cash equivalents	(193)	51
Net change in cash, cash equivalents, and restricted cash	40,442	20,781
Cash, cash equivalents, and restricted cash at beginning of period	33,815	97,605
Cash, cash equivalents, and restricted cash at end of period	$74,257	$118,386

Reconciliation of cash, cash equivalents, and restricted cash to the balance sheets:
Cash and cash equivalents	$71,238	$118,386
Restricted cash	3,019	—
Total cash, cash equivalents, and restricted cash	$74,257	$118,386

Continued on next page.

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$1,543	$2,188
Cash paid for amounts included in the measurement of operating lease liabilities	$1,538	$1,598

Supplemental disclosure of noncash information:
Stock-based compensation capitalized as software development costs	$—	$190
Property and equipment received and accrued in accounts payable and accrued and other liabilities	$247	$161
Advances for purchase of fixed assets transferred from prepaid assets to property and equipment	$963	$—
Release of restricted cash reducing goodwill due to the acquisition purchase price adjustment	$469	$—
Operating lease liabilities arising from obtaining right-of-use assets	$—	$151
Issuance costs for common stock included in accounts payable and accrued other liabilities	$—	$82

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

The global COVID-19 pandemic has impacted the operations and purchasing decisions of companies worldwide. As of the date of issuance of the condensed consolidated financial statements, the Company is not aware of any specific event or circumstance relating to COVID-19 that would require updates to the Company’s estimates and judgments or revisions to the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the financial statements.

Recent Accounting Standards

Accounting Standards Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, related to simplifying the accounting for income taxes. The guidance eliminates certain exceptions from Accounting Standards Codification (“ASC”) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other aspects of the accounting for income taxes. The guidance became effective for the Company beginning in the first quarter of 2021 on a prospective basis. The Company adopted this standard on January 1, 2021, and it did not have a material impact on the Company’s condensed consolidated financial statements or the related disclosures.

In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This ASU clarifies the interaction between accounting standards related to equity securities (ASC 321), equity method investments (ASC 323), and certain derivatives (ASC 815). The amendments in this ASU are effective for fiscal years beginning after December 15, 2020. The Company adopted this standard on January 1, 2021, and it did not have a material impact on the Company’s condensed consolidated financial statements or the related disclosures.

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

The Company’s performance obligations are satisfied either over time or at a point-in-time. The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Over time	72	55%	60	56%
Point-in-time	28	45%	40	44%
Total	100%	100%	100%	100%

International revenues accounted for approximately 53% and 57% of our total revenues during the three and nine months ended September 30, 2021, respectively, compared to 67% and 60% of our total revenues during the three and nine months ended September 30, 2020, respectively. See Note 11, Customer and Geographic Information.

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

The Company classifies the right to consideration in exchange for software or services transferred to a customer as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional, as compared to a contract asset, which is a right to consideration that is conditional upon factors other than the passage of time. The majority of the Company’s contract assets represent unbilled amounts related to fixed-price service contracts when the revenue recognized exceeds the amount billed to the customer. The contract assets are generally classified as current and are recorded on a net basis with deferred revenue (i.e. contract liabilities) at the contract level. The total contract assets included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets was immaterial as of September 30, 2021 and $3.7 million as of December 31, 2020. The Company did not record any asset impairment charges related to contract assets for the periods presented.

Deferred revenues consist substantially of amounts invoiced in advance of revenue recognition and are recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as current deferred revenues and the remaining portion is recorded in the other non-current liabilities in the Condensed Consolidated Balance Sheets. At September 30, 2021 and December 31, 2020, the non-current portion of deferred revenues included in non-current liabilities was $2.5 million and $1.2 million, respectively. Revenue recognized that was included in the deferred revenues and billings in excess of recognized revenues balances at the beginning of each reporting period was $7.0 million and $4.7 million during the three months ended September 30, 2021 and 2020, respectively, and $13.8 million and $9.5 million during the nine months ended September 30, 2021 and 2020, respectively.

At September 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was approximately $180.9 million. Given the applicable contract terms with customers, the majority of this amount is expected to be recognized as revenue over the next two years, with the remainder in the following three years. This amount does not include insignificant contracts to which the customer is not committed, nor significant contracts for which we recognize revenue equal to the amount we have the right to invoice for services performed, or future sales-based or usage-based royalty payments in exchange for a license of intellectual property. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications, or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to the scope, change in timing of delivery of products and services, or contract modifications.

The adjustment to revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was a decrease of $0.2 million and $1.2 million during the three months ended September 30, 2021 and 2020, respectively, and an increase of $34,000 and $0.4 million during the nine months ended September 30, 2021 and 2020, respectively. These amounts primarily represent changes in estimated percentage-of-completion based contracts and changes in actual versus estimated Gainshare royalty.

Costs to obtain or fulfill a contract

The Company capitalizes the incremental costs to obtain or fulfill a contract with a customer, including direct sales commissions and related fees, when it expects to recover those costs. Amortization expense related to these capitalized costs is recognized over the period associated with the revenue from which the cost was incurred. Total capitalized direct sales commission costs included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2021, and December 31, 2020 were $0.8 million and $0.8 million, respectively. Total capitalized direct sales commission costs included in other non-current assets in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2021, and December 31, 2020 were $1.8 million and $0.9 million, respectively. Amortization of these assets were $0.2 million and $0.1 million during the three months ended September 30, 2021 and 2020, respectively, and $0.5 million and $0.4 million during the nine months ended September 30, 2021 and 2020, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

The Company does not adjust the transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component during the three and nine months ended September 30, 2021 and 2020.

3. STRATEGIC PARTNERSHIP AGREEMENT WITH ADVANTEST AND RELATED PARTY TRANSACTIONS

On July 29, 2020, the Company entered into a long-term strategic partnership with Advantest Corporation through its wholly-owned subsidiary, Advantest America, Inc. (collectively referred to herein as “Advantest”) that included the following agreements.

●	A Securities Purchase Agreement for the purchase by Advantest of an aggregate of 3,306,924 shares of the Company’s common stock for aggregate gross proceeds of $65.2 million and a related Stockholder Agreement.
●	An Amendment #1 to that certain Software License and Related Services Agreement, dated as of March 25, 2020, for an exclusive commercial arrangement in which the Company and Advantest will collaborate on, and the Company will initially host, develop and maintain, an Advantest-specific cloud layer on the Exensio platform.
●	An Amended and Restated Master Development Agreement with Advantest, pursuant to which the Company and Advantest agreed to collaborate on extensions to or combinations of both of their existing technology and new technology to address mutual customers’ needs through one or more development phases subject to certain conditions as set forth therein. Costs and expenses incurred related to this agreement have not been significant for the three and nine months ended September 30, 2021.

●	A Master Commercial Terms and Support Services Agreement for the commercialization and support of integrated products of the Company and Advantest that are the outcome of the above development agreement. No material costs and expenses were incurred related to the Commercial Agreement with Advantest during the three and nine months ended September 30, 2021.

Analytics revenue recognized from Advantest were $2.7 million and $7.9 million during the three and nine months ended September 30, 2021, respectively, and $1.0 million during each of the three and nine months ended September 30, 2020. There was no outstanding accounts receivable from Advantest as of September 30, 2021 and December 31, 2020, and deferred revenue amounted to $9.6 million and nil as of September 30, 2021 and December 31, 2020, respectively. There was no occurrence of any termination events under these agreements as of the issuance of these condensed consolidated financial statements.

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

The Company is required to maintain cash specifically designated to pay for the Holdback Amount, which the Company has classified as restricted cash. Restricted cash amounted to $3.0 million and $3.5 million as of September 30, 2021 and December 31, 2020, respectively, and is included in the “Prepaid expenses and other current assets” account in the Company’s Condensed Consolidated Balance Sheets.

The Company is still finalizing the allocation of the purchase price to the individual assets acquired. Accordingly, the estimates set forth below are preliminary and are subject to change during the measurement period, which is not to exceed one year from the acquisition date. During the measurement period, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. During the first quarter of 2021, the Company recorded a measurement period adjustment to the estimated fair values initially recorded in 2020, which resulted in a reduction in Holdback Amount of $0.5 million with a corresponding change to goodwill. The measurement period adjustment did not have an impact on the Company’s Condensed Consolidated Statements of Comprehensive Loss during the three and nine months ended September 30, 2021.

As of September 30, 2021, the allocation of the purchase price for this acquisition is as follows (in thousands, except amortization period):

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

Pursuant to the merger agreement, the Company will also pay approximately $1.4 million to certain employees, subject to their continued employment with Cimetrix or the Company, at various scheduled payout dates through the second quarter of 2024. This amount will be recognized as compensation expense over the period as services are rendered. As of September 30, 2021, the estimated remaining total cash payout is approximately $0.9 million. The accrued compensation balance included under accrued compensation and related benefits account in the Company’s Condensed Consolidated Balance Sheet was $0.4 million and $0.3 million as of September 30, 2021 and December 31, 2020, respectively.

Transaction expenses related to the acquisition of Cimetrix amounted to $1.6 million in 2020. These costs consist of professional fees and administrative costs and were expensed as incurred in the Company’s Condensed Consolidated Statement of Comprehensive Loss. No transaction costs were incurred during the three months ended September 30, 2021. Transaction costs were immaterial during the nine months ended September 30, 2021.

The financial results of the acquisition of Cimetrix were considered immaterial for purposes of unaudited pro forma financial disclosures.

5. BALANCE SHEET COMPONENTS

Accounts receivable

Accounts receivable include amounts that are unbilled at the end of the period that are expected to be billed and collected within a 12-month period. Unbilled accounts receivable, included in accounts receivable, totaled $8.6 million and $7.2 million as of September 30, 2021, and December 31, 2020, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12-month period is recorded in other non-current assets and totaled $1.6 million and $2.0 million as of September 30, 2021, and December 31, 2020, respectively.

Property and equipment

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Computer equipment	$11,715	$11,585
Software	5,433	5,451
Furniture, fixtures and equipment	2,505	2,507
Leasehold improvements	6,270	6,255
Laboratory and other equipment	3,650	3,451
Test equipment	24,865	26,010
Construction-in-progress	23,432	20,278
	77,870	75,537
Less: accumulated depreciation and amortization	(40,049)	(36,295)
Total	$37,821	$39,242

Test equipment includes systems assets at customer sites that are contributing to DFI™ systems revenues. The construction-in-progress balance related to construction of DFI™ systems assets totaled $21.5 million and $18.9 million as of September 30, 2021, and December 31, 2020, respectively. Depreciation and amortization expense was $1.5 million and $1.7 million during the three months ended September 30, 2021 and 2020, respectively, and $4.8 million and $5.0 million during the nine months ended September 30, 2021 and 2020, respectively.

Goodwill and Intangible Assets, Net

The change in the carrying amount of goodwill during the nine months ended September 30, 2021, was as follows (in thousands):

Balance at beginning of period, January 1, 2021	$15,774
Measurement period acquisition adjustment (1)	469
Balance at end of period, September 30, 2021	$15,305
(1)	Goodwill adjustment was recorded within the measurement period with a corresponding reduction in the Holdback Amount. See Note 4, Business Combination.

There were no impairments to goodwill during the nine months ended September 30, 2021.

Intangible assets, net, consisted of the following (in thousands):

		September 30, 2021			December 31, 2020
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired identifiable intangibles:
Customer relationships	1-10	$9,407	$(5,880)	$3,527	$9,407	$(5,398)	$4,009
Developed technology	4-9	30,000	(16,652)	13,348	30,000	(14,987)	15,013
Tradename and trademarks	2-10	1,598	(785)	813	1,598	(706)	892
Patent	7-10	1,800	(1,630)	170	1,800	(1,600)	200
Noncompetition agreements	3	848	(235)	613	848	(24)	824
In-process R&D	*	3,635	—	3,635	3,635	—	3,635
Total		$47,288	$(25,182)	$22,106	$47,288	$(22,715)	$24,573

* Non-amortizing intangible asset

The Company expects annual amortization of acquired identifiable intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2021 (remaining three months)	$754
2022	3,013
2023	2,990
2024	2,592
2025	2,427
2026 and thereafter	6,695
Total future amortization expense	$18,471

Intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. The weighted average amortization period for acquired identifiable intangible assets was 5.7 years as of September 30, 2021. Intangible assets amortization expense included under “Cost of revenues” and “Amortization of other intangible assets” account in the Condensed Consolidated Statements of Comprehensive Loss was $0.8 million and $0.3 million during the three months ended September 30, 2021 and 2020, respectively, and $2.5 million and $1.0 million during the nine months ended September 30, 2021 and 2020, respectively. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the three and nine months ended September 30, 2021, there were no indicators of impairment related to the Company’s intangible assets.

6. LEASES

The Company leases administrative and sales offices and certain equipment under non-cancellable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various dates through 2028. The Company had no leases that were classified as a financing lease as of September 30, 2021, and December 31, 2020.

Lease expense was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	$448	$455	$1,417	$1,362
Short-term lease and variable lease expense (1)	196	127	602	401
Total lease expense	$644	$582	$2,019	$1,763
(1)	Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease expense for the periods presented primarily included common area maintenance charges.

Supplemental information related to operating leases was as follows:

	September 30,	December 31,
	2021	2020
Weighted average remaining lease term under operating ROU leases (in years)	6.0	6.4
Weighted average discount rate for operating lease liabilities	5.25%	5.24%

Maturities of operating lease liabilities as of September 30, 2021, were as follows (in thousands):

Year Ending December 31,	Amount(1)
2021 (remaining three months)	$477
2022	1,707
2023	1,389
2024	1,073
2025	1,088
2026 and thereafter	2,703
Total future minimum lease payments	$8,437
Less: Interest(2)	(1,196)
Present value of future minimum lease payments under operating lease liabilities (3)	$7,241
(1)	As of September 30, 2021, the total operating lease liability includes approximately $1.1 million related to an option to extend a lease term that is reasonably certain to be exercised.
(2)	Calculated using incremental borrowing interest rate for each lease.
(3)	Includes the current portion of operating lease liabilities of $1.7 million as of September 30, 2021.

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

On June 4, 2020, the Company’s Board of Directors adopted a new stock repurchase program (the “2020 Program”) to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, over the next two years. During the nine months ended September 30, 2021, 251,212 shares were repurchased under the 2020 Program at an average price of $18.01 per share for an aggregate total price of $4.5 million.

8. EMPLOYEE BENEFIT PLANS

On September 30, 2021, the Company had the following stock-based compensation plans:

Employee Stock Purchase Plan

In July 2001, the Company’s stockholders initially approved the 2001 Employee Stock Purchase Plan, which was subsequently amended and restated in 2010 (as amended, the “2010 Purchase Plan”) to extend the term of the plan through May 17, 2020. Under the 2010 Purchase Plan, eligible employees could contribute up to 10% of their compensation, as defined in the 2010 Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The 2010 Purchase Plan provided for twenty-four-month offering periods with four six-month purchase periods in each offering period. The 2010 Purchase Plan expired on May 17, 2020. Existing offering periods will continue until they expire in accordance with their terms, and participation in such offering periods will continue through the applicable expiration date. The final offering period under the 2010 Purchase Plan expires on January 31, 2022. On June 15, 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan, which has a ten-year term (the “2021 Purchase Plan”). The terms of 2021 Purchase Plan are substantially similar to those of the 2010 Purchase Plan. A twenty-four-month offering period under the 2021 Purchase Plan commenced on August 1, 2021.

The Company estimated the fair value of purchase rights granted under the 2010 and the 2021 Purchase Plans during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	2021 Purchase Plan	2010 Purchase Plan
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2021	2021	2020
Expected life (in years)	1.25	1.25	1.25
Volatility	48.00%	34.25%	34.25%
Risk-free interest rate	0.11%	1.43%	1.43%
Expected dividend	—	—	—
Weighted average fair value of purchase rights granted during the period	$6.71	$4.83	$4.83

During the three months ended September 30, 2021 and 2020, a total of approximately 9,000 and 93,000 shares were issued under the 2010 Purchase Plan. During the nine months ended September 30, 2021 and 2020, a total of approximately 109,000 and 183,000 shares, respectively, were issued under the 2010 Purchase Plan, at a weighted-average purchase price of $9.53 per share and $9.12 per share, respectively. As of September 30, 2021, unrecognized compensation cost related to the 2021 Purchase Plan was $2.0 million and there was a negligible amount of unrecognized compensation cost related to the 2010 Purchase Plan. These costs are expected to be recognized over a weighted average period of 1.75 years.

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

As of September 30, 2021, 12.1 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 3.4 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.5 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after the adoption of the 2011 Plan through September 30, 2021. As of September 30, 2021, there were no outstanding awards that had been granted outside of the 2011 or 2001 Plans (collectively, the “Stock Plans”).

The Company estimated the fair value of share-based awards granted under the 2011 Stock Plan during the period using the Black-Scholes-Merton option-pricing model. There were no stock options granted during the three and nine months ended September 30, 2021. The fair value of stock options granted during the three and nine months ended September 30, 2020, was estimated as of the grant-date using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected life (in years)	—	4.45	—	4.45
Volatility	—%	43.92%	—%	40.90%
Risk-free interest rate	—%	0.23%	—%	0.60%
Expected dividend	—	—	—	—
Weighted average fair value per share of options granted during the period	$—	$6.92	$—	$5.75

Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expense before taxes related to the Company’s stock plans and employee stock purchase plan was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Costs of revenues	$670	$790	$1,860	$2,582
Research and development	1,299	1,148	4,013	3,613
Selling, general and administrative	1,394	1,192	3,601	3,281
Stock-based compensation expenses (1)	$3,363	$3,130	$9,474	$9,476
(1)	The stock-based compensation expense during the three and nine months ended September 30, 2020, includes immaterial expense or credit adjustments related to cash-settled SARs granted to certain employees. The Company accounted for these awards as liability awards and the amount was included in accrued compensation and related benefits. All remaining outstanding SARs were fully exercised in the third quarter of 2020.

Stock-based compensation expense that was recorded as capitalized software development costs under property and equipment, net, was nil during the three and nine months ended September 30, 2021, and nil and $0.2 million during the three and nine months ended September 30, 2020, respectively.

Additional information with respect to options under the Stock Plans during the nine months ended September 30, 2021, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options (in	Price	Term	Value (in
	thousands)	per Share	(Years)	thousands)
Outstanding, January 1, 2021	456	$10.95
Granted	—	—
Exercised	(160)	7.80
Canceled	(3)	13.52
Expired	(4)	6.90
Outstanding, September 30, 2021	289	$12.72	3.30	$2,983
Vested and expected to vest, September 30, 2021	286	$12.69	3.25	$2,956
Exercisable, September 30, 2021	240	$12.27	2.43	$2,590

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $23.04 per share as of September 30, 2021. The total intrinsic value of options exercised was $1.9 million during the nine months ended September 30, 2021.

As of September 30, 2021, there was $0.2 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested was $0.1 million during the nine months ended September 30, 2021.

Non-vested restricted stock unit activity during the nine months ended September 30, 2021, was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)	Per Share
Non-vested, January 1, 2021	1,747	$16.33
Granted	894	$18.42
Vested	(579)	$16.08
Forfeited	(81)	$16.85
Non-vested, September 30, 2021	1,981	$17.33

As of September 30, 2021, there was $27.1 million of total unrecognized compensation cost related to non-vested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.7 years. Restricted stock units do not have rights to dividends prior to vesting.

9. INCOME TAXES

Income tax expense increased $5.7 million for the nine months ended September 30, 2021, to a $1.5 million income tax expense as compared to an income tax benefit of $4.1 million for the nine months ended September 30, 2020. The Company’s effective tax rate (expense) benefit was (12%) and 37% for the nine months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate increased in the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to a full valuation allowance against U.S. net deferred tax assets in the fourth quarter of 2020 as well as a one-time benefit in the first quarter of 2020 pursuant to the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) passed on March 27, 2020.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of September 30, 2021, was $14.7 million, of which $1.9 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2020, was $14.3 million, of which $2.2 million, if recognized, would affect the Company’s effective tax rate. As of September 30, 2021, the Company has recorded unrecognized tax benefits of $2.5 million, including interest and penalties of $0.7 million, as long-term taxes payable in its Condensed Consolidated Balance Sheet. The remaining $12.8 million has been recorded net of the Company’s DTAs, which is subject to a full valuation allowance.

The valuation allowance was approximately $41.9 million as of September 30, 2021, and December 31, 2020, which was related to U.S. net federal and state DTAs. The net deferred tax assets balance as of September 30, 2021, and December 31, 2020, was $0.2 million and $0.2 million, respectively.

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

On March 11, 2021, the American Rescue Plan Act of 2021 (“American Rescue Plan”) was signed into law to provide additional relief in connection with the ongoing COVID-19 pandemic. The American Rescue Plan includes, among other things, provisions relating to Paycheck Protection Program (PPP) loan expansion, defined pension contributions, excessive employee remuneration, and the repeal of the election to allocate interest expense on a worldwide basis. Under ASC 740 the effects of new legislation are recognized upon enactment. Accordingly, the American Rescue Plan became effective beginning in the quarter ended March 31, 2021. Such provisions did not have a material impact on the Company’s condensed consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended December 31,
	2021	2020	2021	2020
Numerator:
Net loss	$(2,407)	$(2,734)	$(14,488)	$(6,914)
Denominator:
Basic weighted-average shares outstanding	37,221	35,479	37,067	33,696
Effect of dilutive options and restricted stock units	—	—	—	—
Diluted weighted-average shares outstanding	37,221	35,479	37,067	33,696

Net loss per share, basic and diluted	$(0.06)	$(0.08)	$(0.39)	$(0.21)

For the three and nine months ended September 30, 2021 and 2020, because the Company was in a loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of the potential common shares would have been anti-dilutive.

The following table sets forth potential shares of common stock that were not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Outstanding options	128	310	182	362
Non-vested restricted stock units	915	1,084	997	820
Employee Stock Purchase Plan	30	190	14	146
Total	1,073	1,584	1,193	1,328

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

The Company had revenues from individual customers in excess of 10% of total revenues as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Customer	2021		2020		2021		2020
A	*	%	18%		*	%	23%
B	*	%	14%		*	%	*	%
D	25%		*	%	12%		*	%
E	*	%	*	%	10%		*	%

* represents less than 10%

The Company had gross accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	September 30,	December 31,
Customer	2021	2020
A	* %	16%
B	13%	*	%
C	10%	11%
D	25%	*	%

* represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (amounts in thousands):

	Three Months Ended September 30,
	2021		2020
		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues
United States	$13,983	47%	$7,710	33%
China	4,038	14	6,747	29
Rest of the world	11,534	39	8,655	38
Total revenue	$29,555	100%	$23,112	100%

	Nine Months Ended September 30,
	2021		2020
		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues
United States	$34,634	43%	$26,242	40%
China	10,065	12	10,200	16
Japan	8,543	10	3,414	5
Taiwan	5,411	7	8,038	12
Rest of the world	22,521	28	17,784	27
Total revenue	$81,174	100%	$65,678	100%

Long-lived assets, net by geographic area are as follows (in thousands):

	September 30,	December 31,
	2021	2020
United States	$41,811	$43,663
Rest of the world	1,624	2,251
Total long-lived assets, net	$43,435	$45,914

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of September 30, 2021, and December 31, 2020, and the basis for those measurements (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other
		Identical	Observable	Significant
	September 30,	Assets	Inputs	Unobservable
Assets	2021	(Level 1)	(Level 2)	Inputs (Level 3)
Cash equivalents
Money market mutual funds	$55,039	$55,039	$—	$—
Short-term investments (available-for-sale debt securities)
U.S. Treasury bills	69,992	69,992	—	—
Total	$125,031	$125,031	$—	$—

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Assets	2020	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market mutual funds	$18,012	$18,012	$—	$—
Short-term investments (available-for-sale debt securities)
U.S. Treasury bills	114,981	114,981	—	—
Total	$132,993	$132,993	$—	$—

As of September 30, 2021, and December 31, 2020, the amortized cost of the Company’s cash equivalents and short-term investments approximated their fair value due to their short-term maturities, and there have been no events or changes in circumstances that would have had a significant effect on the fair value of these securities in the periods presented. There were no material realized or unrealized gains or losses, either individually or in the aggregate.

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

Therefore, the change in fair value of these contracts is recorded into earnings as a component of other expense (income), net, and offsets the change in fair value of the foreign currency denominated assets and liabilities, which is also recorded in other expense (income), net in the Company’s Condensed Consolidated Statements of Comprehensive Loss.There was no realized gain or loss from foreign currency forward contracts during the three and nine months ended September 30, 2021, or the three months ended September 30, 2020. The Company recognized a net realized loss of $0.2 million from foreign currency forward contracts during the nine months ended September 30, 2020.

As applicable, the Company carries these derivatives financial instruments on its Condensed Consolidated Balance Sheets at their fair values. The Company’s foreign currency forward contracts are classified as Level 2 because they are not actively traded and the valuation inputs are based on quoted prices and market observable data of similar instruments. As of September 30, 2021, and December 31, 2020, the Company had no outstanding forward contracts.

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

Purchase Obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of September 30, 2021, total outstanding purchase obligations were $11.3 million, the majority of which is due within the next 24 months.

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

Legal Proceedings — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. As of September 30, 2021, the Company was not a party to any material legal proceedings where a loss was probable, and thus no amount was accrued.

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

Industry Trends

The COVID-19 pandemic has significantly affected how we and our customers operate our businesses. For example, most U.S. states and countries worldwide imposed in 2020, and may continue to impose from time-to-time for the foreseeable future, restrictions on the physical movement of people to limit the spread of COVID-19, including travel restrictions and stay-at-home orders. As a result, during portions of 2020, many of our offices were temporarily shut down and our local employees were restricted from traveling to customer sites or visiting our other offices. Several other impacted locations were temporarily closed partially or fully in 2020, with minimal staffing only for essential activities including, for example, supporting essential businesses with our U.S. clean room facility. By the third quarter of 2020, our offices in Canada, France, Korea, and Japan had generally reopened with some restrictions returning temporarily at the end of 2020. We are closely monitoring the COVID-19 situation and are currently planning to reopen our corporate headquarters in the United States in the fourth quarter of 2021 and other offices according to local restrictions, in each case, with a focus on our employees’ safety. In addition, our personnel worldwide continue to be subject to various country-to-country travel restrictions, which limits the ability of some employees to travel to other offices or customer sites. We believe the lack of an ability to meet in person during most of 2020 and the first half of 2021 made it harder for us to sell complex or new technologies to some customers during these periods. Once we can again begin to meet with these customers in person, we believe we may improve traction with them. To date, we have been able to provide uninterrupted access to our products and services due to our globally distributed workforce, many of whom were working remotely prior to the pandemic, and our pre-existing infrastructure, which supports secure access to our internal systems. The total duration and full extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the ultimate severity and transmission rate of the virus and variants, the extent and effectiveness of containment actions and vaccinations, and the impact of these and other factors on our employees, customers, partners, and suppliers. To date, one effect of the COVID-19 pandemic is a global shortage in semiconductors due primarily to supply chain disruptions. Many companies have announced shortages in production, e.g., the automotive industry of semiconductors used in their products. Although this shortage has not materially affected our business, this trend may affect our future business opportunities, particularly future Gainshare and Cimetrix run-time licenses, if our customers’ production volumes decrease.

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

Other business trends may continue to affect our Integrated Yield Ramp revenue specifically. The logic foundry market at the leading-edge nodes, such as 10nm and 7nm, underwent significant change over the past few years. The leading foundry continues to dominate market share as other foundries may have started later than originally forecast in some cases. This trend has and will likely continue to negatively impact our Integrated Yield Ramp business on these nodes. We expect most logic foundries to invest in derivatives of older process nodes, such as 28nm and 14nm, to extract additional value as many of their customers will not move to advanced nodes due to either technological barriers or restrictive economics. Foundries that participate at leading edge nodes are expected to continue to invest in new technologies such as memory, packaging, and multi-patterned and EUV lithography, as well as new innovations in process control and variability management. We expect China’s investment in semiconductors to continue. In order for these trends to provide opportunities for us to increase our business leveraging electrical characterization, Chinese semiconductors manufacturers will need to increase their production volumes on advanced technology nodes and continue to engage foreign suppliers, subject to compliance with changing U.S. export restrictions. As a result of these market developments, we have chosen to focus our resources and investments in products, services, and solutions for analytics.

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

Financial Highlights

Financial highlights for the three months ended September 30, 2021, are as follows:

●	Total revenues were $29.6 million, an increase of $6.4 million, or 28%, compared to the three months ended September 30, 2020. Analytics revenue was $27.2 million, an increase of $12.8 million, or 90%, compared to the three months ended September 30, 2020. The increase in Analytics revenue was primarily driven by an $8.4 million increase in revenue from Cimetrix and Exensio software licenses due to higher demand from customers, and by a $4.5 million increase in revenue from CV systems and DFI systems due to an increase in hours worked across multiple contracts and customers. Integrated Yield Ramp revenue decreased $6.4 million, or 73%, compared to year-ago period primarily due to lower hours worked on fixed fees engagements, and a decrease in Gainshare royalty from certain customers due to the end of Gainshare periods.
●	Costs of revenues increased $1.6 million, compared to the three months ended September 30, 2020, primarily due to increases in personnel-related costs due to higher headcount resulting from the acquisition of Cimetrix and higher benefit costs, cloud-delivery costs, software royalty and licenses expense, and amortization of other acquired intangible assets. These increases were partially offset by decreases in facilities and information technology-related costs, depreciation expenses and due to timing of deferral of contract costs.
●	Net loss was $2.4 million, compared to $2.7 million for the three months ended September 30, 2020. The decrease in net loss was primarily attributable to an increase in total revenues and a decrease in general legal fees, partially offset by increases in costs of revenues and in operating expenses related primarily to our research and development, sales and marketing activities, general and administrative expenses related to increases in personnel-related costs due to higher headcount as a result of the Cimetrix acquisition and higher benefit costs, subcontractor costs, facilities and information technology-related costs, and an increase in income tax expense.

●	Cash, cash equivalents and short-term investments decreased $4.1 million to $141.2 million at September 30, 2021, from $145.3 million at December 31, 2020, primarily due to cash used to purchase property and equipment, repurchases of common stock and pay for taxes related to net share settlement of equity awards, partially offset by proceeds from the exercise of stock options and proceeds from purchases under our employee stock purchase plan and cash provided by operating activities.

Financial highlights for the nine months ended September 30, 2021, are as follows:

●	Total revenues were $81.2 million, an increase of $15.5 million, or 24%, compared to the nine months ended September 30, 2020. Analytics revenue was $66.2 million, an increase of $23.4 million, or 55%, compared to the nine months ended September 30, 2020. The increase in Analytics revenue was primarily driven by a $25.9 million increase in revenue from Cimetrix and Exensio software licenses due to higher demand from customers, partially offset by a $2.2 million reduction in revenue from CV system and DFI systems due to a reduction in hours worked across multiple contracts and customers. Integrated Yield Ramp revenue decreased $7.9 million, or 34%, compared to the year-ago period primarily due to a decrease in Gainshare royalty from certain customers due to the end of Gainshare periods and lower hours worked on fixed fee arrangements.
●	Costs of revenues increased $5.6 million, compared to the nine months ended September 30, 2020, primarily due to increases in personnel-related costs due to higher headcount resulting from the acquisition of Cimetrix, higher benefit costs and merit increases, cloud-delivery costs, software royalty and licenses expense, and amortization of other acquired intangible assets. These increases were partially offset by decreases in facilities and information technology-related costs including depreciation expense, travel expenses, and due to timing of deferral of contract costs.
●	Net loss was $14.5 million, compared to $6.9 million for the nine months ended September 30, 2020. The increase in net loss was primarily attributable to increases in costs of revenues, operating expenses related primarily to our research and development, sales and marketing activities, general and administrative expenses related to increases in personnel-related costs due to higher headcount as a result of the Cimetrix acquisition, higher benefit costs and merit increases, subcontractor costs, facilities and information technology-related costs and fees for legal services for the arbitration proceeding over a disputed customer contract, and amortization expense of other acquired intangibles assets, and increase in income tax expense, partially offset by increases in total revenues and decreases in general legal fees.

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

There were no material changes during the nine months ended September 30, 2021, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Income Taxes

We are required to assess whether it is “more-likely-than-not” that we will realize our deferred tax assets. If we believe that they are not likely to be fully realizable before the expiration dates applicable to such assets, then to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on all available evidence, both positive and negative, we determined a full valuation allowance was appropriate for our federal and state net deferred tax assets (“DTAs”) in the fourth quarter of 2020, primarily driven by a cumulative loss incurred over the 12-quarter period ended December 31, 2020, and the likelihood that we may not utilize tax attributes before they begin to expire at the end of 2022. The valuation allowance was approximately $41.9 million as of September 30, 2021 and December 31, 2020. We will continue to evaluate the need for a valuation allowance and may change our conclusion in a future period based on changes in facts (e.g., 12-quarter cumulative profit, significant new revenue, etc.). If we conclude that we are more likely than not to utilize some or all of our U.S. DTAs, we will release some or all of our valuation allowance and our tax provision will decrease in the period in which we make such determination.

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

Our income tax calculations are based on application of applicable U.S. federal, state, or foreign tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the Condensed Consolidated Statements of Comprehensive Loss. At September 30, 2021, no deferred taxes have been provided on undistributed earnings from our international subsidiaries. We intend to reinvest the earnings of our non-U.S. subsidiaries in those operations indefinitely. As such, we have not provided for any foreign withholding taxes on the earnings of foreign subsidiaries as of September 30, 2021. The earnings of our foreign subsidiaries are taxable in the U.S. in the year earned under the Global Intangible Low-Taxed Income rules implemented under 2017 Tax Cuts and Jobs Act.

Valuation of Long-lived Assets including Goodwill and Intangible Assets

We record goodwill when the purchase consideration of an acquisition exceeds the fair value of the net tangible and identified intangible assets as of the date of acquisition. We have one operating segment and one operating unit. We perform an annual impairment assessment of goodwill during the fourth quarter of each calendar year or more frequently, if required to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill. There was no goodwill impairment for the three and nine months ended September 30, 2021.

Our long-lived assets, excluding goodwill, consist of property and equipment and intangible assets. We periodically review our long-lived assets for impairment. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. There was no impairment of long-lived assets for the three and nine months ended September 30, 2021.

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

Results of Operations

Discussion of Financial Data for the Three and Nine Months ended September 30, 2021 and 2020

Revenues, Costs of Revenues, and Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
(Dollars in thousands)
Revenues:
Analytics	$27,194	$14,346	$12,848	90%	$66,165	$42,766	$23,399	55%
Integrated Yield Ramp	2,361	8,766	(6,405)	(73)%	15,009	22,912	(7,903)	(34)%
Total revenues	29,555	23,112	6,443	28%	81,174	65,678	15,496	24%
Costs of revenues	11,070	9,493	1,577	17%	32,518	26,926	5,592	21%
Gross profit	$18,485	$13,619	$4,866	36%	$48,656	$38,752	$9,904	26%
Gross margin	63%	59%			60%	59%

Analytics revenue as a percentage of total revenues	92%	62%			82%	65%
Integrated Yield Ramp revenue as a percentage of total revenues	8%	38%			18%	35%

Analytics Revenue

Analytics revenue increased $12.8 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase in Analytics revenue was primarily driven by an $8.4 million increase in revenue from Cimetrix and Exensio software licenses due to higher demand from customers and a $4.5 million increase in revenue from CV systems and DFI systems due to an increase in hours worked across multiple contracts and customers.

Analytics revenue increased $23.4 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase in Analytics revenue was primarily driven by a $25.9 million increase in revenue from Cimetrix and Exensio software licenses due to higher demand from customers, partially offset by a $2.2 million reduction in revenue from CV systems and DFI systems due to a reduction in hours worked across multiple contracts and customers.

Integrated Yield Ramp Revenue

Integrated Yield Ramp revenue decreased for the three and nine months ended September 30, 2021, compared to the prior year periods, due to a decrease in Gainshare royalty from certain customers due to the end of Gainshare periods and lower hours worked on fixed fees engagements. Our Integrated Yield Ramp revenue may continue to fluctuate from period to period primarily due to the contribution of Gainshare royalty, which is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate Gainshare, sustained yield improvements by our customers, and our ability to enter into new contracts containing Gainshare.

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

The increase in costs of revenues of $1.6 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was primarily due to (i) a $1.3 million increase in personnel-related costs due to higher headcount as a result of the Cimetrix acquisition and higher benefit costs, partially offset by a decrease in stock-based compensation expense, (ii) a $0.5 million increase in cloud-delivery costs, software royalty and licenses expense, and (iii) a $0.3 million increase amortization of other acquired intangible assets. These were partially offset by (i) a $0.3 million decrease in facilities and information technology-related costs including depreciation expense, and (ii) a $0.2 million decrease due to timing of deferral of contract costs.

The increase in costs of revenues of $5.6 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily due to (i) a $4.1 million increase in personnel-related costs due to higher headcount as a result of the Cimetrix acquisition, higher benefit costs, and merit increases, partially offset by a decrease in stock-based compensation expense, (ii) a $1.6 million increase in cloud-delivery costs, software royalty and licenses expense, and hardware costs, and (iii) a $1.1 million increase in amortization of other acquired intangibles assets. These were partially offset by (i) a $0.6 million decrease in facilities and information technology-related costs including depreciation expense, (ii) a $0.4 million decrease due to timing of deferral of contract costs, and (iii) a $0.2 million decrease in travel and other expenses.

Gross Margin

Gross margin increased for the three and nine months ended September 30, 2021, compared to the prior year periods, primarily due to higher Analytics revenue partially offset by an increase in costs of revenues.

Operating Expenses:

Research and Development

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Research and development	$10,657	$8,328	$2,329	28%	$32,562	$24,672	$7,890	32%
As a percentage of total revenues	36%	36%			40%	38%

Research and development expenses consist primarily of personnel-related costs to support product development activities, including compensation and benefits, outside development services, travel, facilities cost allocations, and stock-based compensation charges.

Research and development expenses increased for the three months ended September 30, 2021, compared to the year-ago period, primarily due to (i) a $1.7 million increase in personnel-related costs due to higher headcount as a result of the Cimetrix acquisition, higher benefit costs, and higher stock-based compensation expense, (ii) a $0.4 million increase in subcontractor expenses primarily related to our DFI systems and Exensio and Cimetrix software, and (iii) a $0.2 million increase in cloud-services related costs.

Research and development expenses increased for the nine months ended September 30, 2021, compared to the year-ago period, primarily due to (i) a $5.9 million increase in personnel-related costs due to higher headcount as a result of the Cimetrix acquisition, higher benefit costs, merit increases and higher stock-based compensation expense, (ii) a $1.8 million increase in subcontractor expenses primarily related to our DFI systems and Exensio and Cimetrix software, (iii) a $0.4 million increase in cloud-services related costs, and (iv) a $0.3 million increase in facilities and information technology-related costs. These were partially offset by (i) a $0.3 million decrease in software maintenance expense, and (ii) a $0.2 million decrease in other expenses.

We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period due to the timing of product development projects.

Selling, General, and Administrative

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Selling, general and administrative	$9,609	$8,420	$1,189	14%	$28,482	$24,052	$4,430	18%
As a percentage of total revenues	33%	36%			35%	37%

Selling, general, and administrative expenses consist primarily of compensation and benefits for sales, marketing and general and administrative personnel, legal and accounting services, marketing communications, travel and facilities cost allocations, and stock-based compensation charges.

Selling, general, and administrative expenses increased for the three months ended September 30, 2021, compared to the year-ago period, primarily due to (i) a $1.5 million increase in personnel-related costs due to higher headcount as a result of the Cimetrix acquisition, higher benefit costs and higher stock-based compensation expense, (ii) a $0.3 million increase in facilities and information technology-related costs including rent and depreciation expense, and (iii) a $0.1 million increase in cloud-services related costs. These were partially offset by (i) a $0.7 million decrease in general legal expenses, and (ii) a $0.1 million decrease in subcontractor expenses.

Selling, general, and administrative expenses increased for the nine months ended September 30, 2021, compared to the year-ago period, primarily due to (i) a $4.0 million increase in personnel-related costs due to higher headcount as a result of the Cimetrix acquisition, higher benefit costs, merit increases and higher stock-based compensation expense, (ii) a $1.1 million increase in facilities and information technology-related costs including rent and depreciation expense, (iii) a $0.4 million increase in legal fees, primarily related to fees for legal services for the arbitration proceeding over a disputed customer contract, (iv) a $0.1 million increase in accounting and related fees, and (v) a $0.3 million increase in cloud-services related costs. These were partially offset by (i) a $1.3 million decrease in general legal expenses, and (ii) a $0.2 million decrease in other expenses.

We anticipate our selling, general, and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support our selling efforts in the future.

Amortization of Other Acquired Intangible Assets

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Amortization of other acquired intangible assets	$314	$174	$140	80%	$942	$521	$421	81%

Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations. The increases in amortization of other acquired intangible assets for the three and nine months ended September 30, 2021, compared to the year-ago periods, were primarily related to amortization of other acquired intangible assets related to the Cimetrix acquisition.

Interest and Other Expense (Income), Net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Interest and other expense (income), net	$(194)	$361	$(555)	(154)%	$(391)	$530	$(921)	(174)%

In fiscal 2021, interest and other expense (income), net, primarily consists of interest income, and foreign currency transaction exchange gains and losses. In fiscal 2020, interest and other expense (income), net, primarily consists of interest income, foreign currency transaction exchange gains and losses, and gains and losses from foreign currency forward contracts.

Interest and other expense (income), net decreased for the three months ended September 30, 2021, compared to the year-ago period, primarily due to a higher net favorable fluctuation in foreign exchange rates, partially offset by a decrease in other income.

Interest and other expense (income), net decreased for the nine months ended September 30, 2021, compared to the year-ago period, primarily due to a higher net favorable fluctuations in foreign exchange rates, and a decrease in loss related to foreign currency forward contracts, partially offset by a decrease in interest income due to lower interest rates and a decrease in other income.

Income Tax Expense (Benefit)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Income tax expense (benefit)	$506	$(930)	$1,436	(154)%	$1,549	$(4,109)	$5,658	(138)%

Income tax expense increased for the three months ended September 30, 2021, compared to the same year-ago period, primarily due to the full valuation allowance placed against United States federal and state net deferred tax assets in the fourth quarter of 2020. Income tax expense recorded during the three months ended September 30, 2021 is primarily due to foreign taxes and changes in reserves for uncertain tax positions.

Income tax expense increased for the nine months ended September 30, 2021, compared to the year-ago period, primarily due to the full valuation allowance against United States federal net deferred tax assets in the nine months ended September 30, 2021, and one-time benefits in the first quarter of 2020, pursuant to the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) passed on March 27, 2020, which provided for an income tax benefit in the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, our working capital, defined as total current assets less total current liabilities, was $144.1 million, compared to $151.2 million as of December 31, 2020. Total cash and cash equivalents, and short-term investments were $141.2 million as of September 30, 2021, compared to cash and cash equivalents of $145.3 million as of December 31, 2020. As of September 30, 2021 and December 31, 2020, cash and cash equivalents held by our foreign subsidiaries were $7.8 million and $4.0 million, respectively. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures, and other obligations for at least the next twelve months.

There has been no significant impact in respect to Liquidity and Capital Resources from the global COVID-19 pandemic.

Cimetrix Acquisition

On December 1, 2020, the Company completed the acquisition of Cimetrix Incorporated with a total payment made in 2020 of $28.6 million, net of cash acquired. In 2020, the Company held back $3.5 million of the purchase price (the “Holdback Amount”) to satisfy adjustments to the closing balance sheet and claims for indemnity arising out of breaches of certain representations, warranties and covenants, and certain other enumerated items in the merger agreement. During the nine months ended September 30, 2021, the Company recorded a measurement period adjustment, which reduced the Holdback Amount to $3.0 million. The Holdback Amount, as adjusted, is expected to be paid to the participating equity holders in December 2021. See Note 4, Business Combination to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Repurchase of Company’s Common Stock

On June 4, 2020, the Company’s Board of Directors adopted a new stock repurchase program (the “2020 Program”) to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, over the next two years. During the nine months ended September 30, 2021, 251,212 shares were repurchased at an average price of $18.01 per share, for a total price of $4.5 million under the 2020 Program.

Cash Flow Data

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020	$ Change
(In thousands)
Net cash flows provided by (used in):
Operating activities	$3,827	$10,876	$(7,049)
Investing activities	42,302	(55,348)	97,650
Financing activities	(5,495)	65,202	(70,697)
Effect of exchange rate changes on cash and cash equivalents	(192)	51	(243)
Net increase in cash and cash equivalents	$40,442	$20,781	$19,661

Net Cash Flows Provided by Operating Activities

Cash flows provided by operating activities during the nine months ended September 30, 2021, consisted of net loss, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, share-based compensation expense and deferred tax assets, and net change in operating assets and liabilities. The $7.0 million decrease in cash flows from operating activities for the nine months ended September 30, 2021, compared to the year-ago period, was driven primarily by a $6.1 million decrease in net change from operating assets and liabilities, and a $7.6 million increase in net loss, which was partially offset by a $6.7 million increase in non-cash adjustments to net loss, which was primarily due to an increase in amortization of acquired intangible assets of $1.5 million and a decrease in deferred taxes of $5.4 million.

The major contributors to the net change in operating assets and liabilities for the nine months ended September 30, 2021 were as follows:

●	Prepaid expense and other current assets decreased by $1.8 million, primarily due to the timing of billing of contract assets related to fix-price service contracts,
●	Other non-current assets increased by $1.2 million, primarily due to an increase in capitalized direct sales commission costs and prepaid expenses related to software licenses and cloud-subscription agreements,
●	Accounts payable decreased by $2.0 million primarily due to the timing of payments of vendor invoices,
●	Deferred revenues increased by $3.5 million primarily due to timing of billing and revenue recognition, and
●	Billing in excess of recognized revenues decreased by $1.3 million primarily due to timing of billing and revenue recognition.

Net Cash Flows Provided by (Used in) Investing Activities

Cash provided by investing activities increased by $97.7 million for the nine months ended September 30, 2021, compared to the year-ago period.

For the nine months ended September 30, 2021, cash provided by investing activities primarily related to proceeds from maturities of short-term investments of $136.0 million, offset by purchases of short-term investments of $91.0 million and property and equipment of $2.7 million primarily related to the construction of additional eProbe tools.

For the nine months ended September 30, 2020, net cash used in investing activities primarily related to purchases of about $50.0 million short-term investments and a $5.4 million property and equipment purchased and prepayment for our DFI solution, including construction of additional eProbe tools.

Net Cash Flows Provided by (Used in) Financing Activities

Net cash used in financing activities increased by $70.7 million for the nine months ended September 30, 2021 compared to the year-ago period.

For the nine months ended September 30, 2021, net cash used in financing activities primarily consisted of $4.5 million for the repurchase of shares of our common stock and $3.3 million in cash payments for taxes related to net share settlement of equity awards, partially offset by $2.3 million of proceeds from our employee stock purchase plan and exercise of stock options.

For the nine months ended September 30, 2020, net cash provided by financing activities primarily consisted of $65.0 million net proceeds from issuance of common stock in connection with the Securities Purchase Agreement with Advantest, and $3.5 million of proceeds from our employee stock purchase plan and exercise of stock options, partially offset by $3.3 million of cash payments for taxes related to net share settlement of equity awards.

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

Interest Rate Risk and Credit Risk.  As of September 30, 2021, we had cash, cash equivalents and short-term investments of $141.2 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments, and short-term investments consisted of U.S. Treasury bills. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at September 30, 2021, would cause the fair value of these investments to decrease by an immaterial amount, which would not have significantly impacted our financial position or results of operations.

At September 30, 2021, and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.

Foreign Currency and Exchange Risk.  Certain of our payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our operating expenditures is subject to foreign currency risks. From time to time, we enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net. As of September 30, 2021, we had no outstanding forward contracts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2021, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of September 30, 2021, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. During the reported period, we were not a party to any material legal proceedings where a loss was probable, and thus no amount was accrued at September 30, 2021.

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

There were no stock repurchases during the third quarter of 2021.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.†

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).†
†	Filed herewith.
**	Furnished, and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDF SOLUTIONS, INC.

Date: November 9, 2021	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: November 9, 2021	By:	/s/ ADNAN RAZA
Adnan Raza
Executive Vice President, Finance and Chief
Financial Officer
(principal financial and accounting officer)