Form 10-Q
period 2022-03-31
PDF SOLUTIONS INC
filed 2022-05-12
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2022

or

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

There were 36,956,426 shares of the Registrant’s Common Stock outstanding as of May 6, 2022.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	March 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$35,799	$27,684
Short-term investments	98,443	112,542
Accounts receivable, net of allowance for doubtful accounts of $902 and $890 in 2022 and 2021, respectively	37,753	40,087
Prepaid expenses and other current assets	8,857	8,194
Total current assets	180,852	188,507
Property and equipment, net	36,844	35,295
Operating lease right-of-use assets, net	4,479	5,408
Goodwill	14,123	14,123
Intangible assets, net	20,372	21,239
Deferred tax assets, net	67	75
Other non-current assets	8,840	9,121
Total assets	$265,577	$273,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,053	$5,554
Accrued compensation and related benefits	8,576	9,495
Accrued and other current liabilities	4,602	3,328
Operating lease liabilities – current portion	1,225	1,758
Deferred revenues – current portion	23,868	23,691
Billings in excess of recognized revenues	245	—
Total current liabilities	42,569	43,826
Long-term income taxes payable	2,666	2,656
Non-current operating lease liabilities	4,741	5,258
Other non-current liabilities	2,034	2,443
Total liabilities	52,010	54,183
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 47,929 and 47,414, respectively; shares outstanding 37,594 and 37,411, respectively	6	6
Additional paid-in-capital	430,799	423,069
Treasury stock at cost, 10,335 and 10,003 shares, respectively	(113,872)	(104,705)
Accumulated deficit	(101,871)	(97,721)
Accumulated other comprehensive loss	(1,495)	(1,064)
Total stockholders’ equity	213,567	219,585
Total liabilities and stockholders’ equity	$265,577	$273,768

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Analytics	$30,426	$19,393
Integrated Yield Ramp	3,072	4,807
Total revenues	33,498	24,200

Costs and Expenses:
Costs of revenues	11,529	10,663
Research and development	14,089	10,841
Selling, general and administrative	10,839	9,464
Amortization of acquired intangible assets	314	314
Interest and other expense (income), net	(310)	(441)
Loss before income taxes	(2,963)	(6,641)
Income tax expense	1,187	956
Net loss	$(4,150)	$(7,597)

Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(397)	(530)
Change in unrealized losses related to available-for-sale debt securities, net of tax	(34)	2
Total other comprehensive income loss	(431)	(528)
Comprehensive loss	$(4,581)	$(8,125)

Net loss per share, basic and diluted	$(0.11)	$(0.21)

Weighted average common shares used to calculate net loss per share, basic and diluted	37,606	36,974

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended March 31, 2022
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2021	37,411	$6	$423,069	10,003	$(104,705)	$(97,721)	$(1,064)	$219,585
Issuance of common stock in connection with employee stock purchase plan	95	—	1,502	—	—	—	—	1,502
Issuance of common stock in connection with exercise of options	75	—	675	—	—	—	—	675
Vesting of restricted stock units	232	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	—	—	—	113	(3,389)	—	—	(3,389)
Repurchase of common stock	(219)	—	—	219	(5,778)	—	—	(5,778)
Stock-based compensation expense	—	—	5,553	—	—	—	—	5,553
Comprehensive loss	—	—	—	—	—	(4,150)	(431)	(4,581)
Balances, March 31, 2022	37,594	$6	$430,799	10,335	$(113,872)	$(101,871)	$(1,495)	$213,567

	Three Months Ended March 31, 2021
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2020	36,850	$6	$407,173	9,550	$(96,215)	$(76,233)	$(225)	$234,506
Issuance of common stock in connection with employee stock purchase plan	100	—	921	—	—	—	—	921
Issuance of common stock in connection with exercise of options	81	—	568	—	—	—	—	568
Vesting of restricted stock units	149	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	—	—	—	73	(1,463)	—	—	(1,463)
Repurchase of common stock	(251)	—	—	251	(4,523)	—	—	(4,523)
Stock-based compensation expense	—	—	3,369	—	—	—	—	3,369
Comprehensive loss	—	—	—	—	—	(7,597)	(528)	(8,125)
Balances, March 31, 2021	36,929	$6	$412,031	9,874	$(102,201)	$(83,830)	$(753)	$225,253

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,150)	$(7,597)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,380	1,718
Stock-based compensation expense	5,553	3,369
Amortization of acquired intangible assets	867	849
Amortization of costs capitalized to obtain revenue contracts	173	165
Loss on disposal and write-down in value of property and equipment	—	5
Deferred taxes	(11)	55
Other	37	(20)
Changes in operating assets and liabilities:
Accounts receivable	2,296	(677)
Prepaid expenses and other current assets	(976)	2,839
Operating lease right-of-use assets	918	476
Other non-current assets	278	339
Accounts payable	(2,069)	(4,109)
Accrued compensation and related benefits	(864)	(2,059)
Accrued and other liabilities	582	(162)
Deferred revenues	(225)	(1,994)
Billings in excess of recognized revenues	245	(998)
Operating lease liabilities	(1,038)	(524)
Net cash provided by (used in) operating activities	2,996	(8,325)

Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	35,000	68,000
Purchases of short-term investments	(20,959)	(10,997)
Purchases of property and equipment	(1,765)	(586)
Net cash provided by investing activities	12,276	56,417

Cash flows from financing activities:
Proceeds from exercise of stock options	675	568
Proceeds from employee stock purchase plan	1,502	921
Payments for taxes related to net share settlement of equity awards	(3,389)	(1,463)
Repurchases of common stock	(5,778)	(4,523)
Net cash used in financing activities	(6,990)	(4,497)

Effect of exchange rate changes on cash and cash equivalents	(167)	(104)
Net change in cash, cash equivalents, and restricted cash	8,115	43,491
Cash, cash equivalents, and restricted cash at beginning of period	27,684	33,815
Cash, cash equivalents, and restricted cash at end of period	$35,799	$77,306

Reconciliation of cash, cash equivalents, and restricted cash to the balance sheets:
Cash and cash equivalents	$35,799	$74,287
Restricted cash	—	3,019
Total cash, cash equivalents, and restricted cash	$35,799	$77,306

Continued on next page.

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$1,254	$530
Cash paid for amounts included in the measurement of operating lease liabilities	$430	$651

Supplemental disclosure of noncash information:
Property and equipment received and accrued in accounts payable and accrued and other liabilities	$1,923	$181
Advances for purchase of fixed assets transferred from prepaid assets to property and equipment	$120	$—
Release of restricted cash reducing goodwill due to the acquisition purchase price adjustment	$—	$469

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by PDF Solutions, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all intercompany balances and transactions.

The condensed consolidated balance sheet at December 31, 2021, has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Recent Accounting Standards

Accounting Standards Adopted

Management has reviewed recently issued accounting pronouncements and has determined there are not any that would have a material impact on the condensed consolidated financial statements.

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

The Company’s performance obligations are satisfied either over time or at a point-in-time. The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended March 31,
	2022	2021
Over time	70%	50%
Point-in-time	30%	50%
Total	100%	100%

International revenues accounted for approximately 48% and 65% of our total revenues during the three months ended March 31, 2022 and March 31, 2021, respectively. See Note 10, Customer and Geographic Information.

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

The Company classifies the right to consideration in exchange for software or services transferred to a customer as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional, as compared to a contract asset, which is a right to consideration that is conditional upon factors other than the passage of time. The majority of the Company’s contract assets represent unbilled amounts related to fixed-price service contracts when the revenue recognized exceeds the amount billed to the customer. The contract assets are generally classified as current and are recorded on a net basis with deferred revenue (i.e. contract liabilities) at the contract level. At March 31, 2022 and December 31, 2021, the total contract assets included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets $0.4 million and $0.4 million, respectively. The Company did not record any asset impairment charges related to contract assets for the periods presented.

Deferred revenues consist substantially of amounts invoiced in advance of revenue recognition and are recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as current deferred revenues and the remaining portion is recorded in the other non-current liabilities in the Condensed Consolidated Balance Sheets. At March 31, 2022 and December 31, 2021, the non-current portion of deferred revenues included in non-current liabilities was $2.0 million and $2.4 million, respectively. Revenue recognized that was included in the deferred revenues and billings in excess of recognized revenues balances at the beginning of each reporting period was $6.9 million and $6.3 million during the three months ended March 31, 2022 and 2021, respectively.

At March 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was approximately $196.8 million. Given the applicable contract terms with customers, the majority of this amount is expected to be recognized as revenue over the next two years, with the remainder in the following three years. This amount does not include insignificant contracts to which the customer is not committed, nor significant contracts for which we recognize revenue equal to the amount we have the right to invoice for services performed, or future sales-based or usage-based royalty payments in exchange for a license of intellectual property. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications, or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to the scope, change in timing of delivery of products and services, or contract modifications.

The adjustment to revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was an increase of $0.2 million and a decrease $0.3 million during the three months ended March 31, 2022 and 2021, respectively. These amounts primarily represent changes in estimated percentage-of-completion based contracts and changes in actual versus estimated Gainshare royalty.

Costs to obtain or fulfill a contract

The Company capitalizes the incremental costs to obtain or fulfill a contract with a customer, including direct sales commissions and related fees, when it expects to recover those costs. Amortization expense related to these capitalized costs is recognized over the period associated with the revenue from which the cost was incurred. Total capitalized direct sales commission costs included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2022, and December 31, 2021, were $0.9 million and $0.6 million, respectively. Total capitalized direct sales commission costs included in other non-current assets in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2022, and December 31, 2021, were $2.1 million and $2.1 million, respectively. Amortization of these assets were $0.2 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Practical expedient

The Company does not adjust the transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component during the three months ended March 31, 2022 and 2021.

3. STRATEGIC PARTNERSHIP AGREEMENT WITH ADVANTEST AND RELATED PARTY TRANSACTIONS

On July 29, 2020, the Company entered into a long-term strategic partnership with Advantest Corporation through its wholly-owned subsidiary, Advantest America, Inc. (collectively referred to herein as “Advantest”) that included the following agreements.

●	A Securities Purchase Agreement for the purchase by Advantest of an aggregate of 3,306,924 shares of the Company’s common stock for aggregate gross proceeds of $65.2 million and a related Stockholder Agreement.
●	An Amendment #1 to that certain Software License and Related Services Agreement, dated as of March 25, 2020, for an exclusive commercial arrangement in which the Company and Advantest collaborate on, and the Company initially hosts, develops and maintains, an Advantest-specific cloud layer on the Exensio platform.
●	An Amended and Restated Master Development Agreement with Advantest, pursuant to which the Company and Advantest agreed to collaborate on extensions to or combinations of both of their existing technology and new technology to address mutual customers’ needs through one or more development phases subject to certain conditions as set forth therein. Costs and expenses incurred related to this agreement have not been significant for the three months ended March 31, 2022 and 2021.
●	A Master Commercial Terms and Support Services Agreement for the commercialization and support of integrated products of the Company and Advantest that are the outcome of the above development agreement. No material costs and expenses were incurred related to the Commercial Agreement with Advantest during the three months ended March 31, 2022 and 2021.

Analytics revenue recognized from Advantest was $2.6 million during the three months ended March 31, 2022 and $2.6 million during the three months ended March 31, 2021. There were no outstanding accounts receivable from Advantest as of March 31, 2022, and December 31, 2021, and deferred revenue amounted to $4.2 million and $6.8 million as of March 31, 2022 and December 31, 2021, respectively. There was no occurrence of any termination events under these agreements as of the issuance of these condensed consolidated financial statements.

The Company carries out transactions with Advantest on arm’s length commercial customary terms.

4. BALANCE SHEET COMPONENTS

Accounts receivable

Accounts receivable include amounts that are unbilled at the end of the period that are expected to be billed and collected within a 12-month period. Unbilled accounts receivable, included in accounts receivable, totaled $10.8 million and $11.8 million as of March 31, 2022, and December 31, 2021, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12-month period is recorded in other non-current assets and totaled $1.3 million and $1.3 million as of March 31, 2022, and December 31, 2021, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon the Company’s assessment of the expected collectability of the accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance.

Property and equipment

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Computer equipment	$11,887	$11,924
Software	5,411	5,419
Furniture, fixtures and equipment	2,503	2,506
Leasehold improvements	6,266	6,272
Laboratory and other equipment	4,171	3,981
Test equipment	28,060	24,452
Construction-in-progress	21,263	22,158
	79,561	76,712
Less: accumulated depreciation and amortization	(42,717)	(41,417)
Total	$36,844	$35,295

Test equipment includes DFI systems assets at customer sites that are contributing to revenue. The construction-in-progress balance related to construction of DFI™ systems assets totaled $18.5 million and $20.0 million as of March 31, 2022, and December 31, 2021, respectively. Depreciation and amortization expense was $1.4 million and $1.7 million during the three months ended March 31, 2022 and 2021, respectively.

In the fourth quarter of 2021, the Company wrote down the value of its property and equipment by $3.2 million related to its first-generation of e-beam tools for DFI™ systems wherein carrying values may not be fully recoverable due to lack of market demand and future needs of our customers for these tools.

Goodwill and Intangible Assets, Net

As of March 31, 2022, and December 31, 2021, the carrying amount of goodwill was $14.1 million.

Intangible assets, net, consisted of the following (in thousands):

		March 31, 2022			December 31, 2021
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired identifiable intangibles:
Customer relationships	1-10	$9,407	$(6,202)	$3,205	$9,407	$(6,041)	$3,366
Developed technology	4-9	33,635	(17,848)	15,787	33,635	(17,250)	16,385
Tradename and trademarks	2-10	1,598	(839)	759	1,598	(812)	786
Patent	7-10	1,800	(1,650)	150	1,800	(1,640)	160
Noncompetition agreements	3	848	(377)	471	848	(306)	542
Total		$47,288	$(26,916)	$20,372	$47,288	$(26,049)	$21,239

The weighted average amortization period for acquired identifiable intangible assets was 6.6 years as of March 31, 2022. The following table summarizes intangible assets amortization expense in the Condensed Consolidated Statements of Comprehensive Loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Amortization of acquired technology included under Costs of Revenues	$553	$535
Amortization of acquired intangible assets presented separately under Costs and Expenses	314	314
Total amortization of acquired intangible assets	$867	$849

The Company expects annual amortization of acquired identifiable intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2022 (remaining nine months)	$2,601
2023	3,444
2024	3,046
2025	2,882
2026	2,712
2027 and thereafter	5,687
Total future amortization expense	$20,372

There were no impairment charges for goodwill and intangible assets during the three months ended March 31, 2022 or 2021.

5. LEASES

The Company leases administrative and sales offices and certain equipment under non-cancellable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various dates through 2028. The Company had no leases that were classified as a financing lease as of March 31, 2022, and December 31, 2021.

In the first quarter of 2022, the Company early terminated an office lease contract. The termination of this lease reduces the Company’s operating lease right-of-use assets and lease liabilities by approximately $0.5 million and $0.6 million, respectively. The gain from the lease termination of approximately $0.1 million was recorded under selling, general and administrative expense in the Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2022.

Lease expense was comprised of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease expense (1)	$345	$485
Short-term lease and variable lease expense (2)	283	174
Total lease expense	$628	$659
(1)	Net of gain recognized upon lease termination of $0.1 million in three month ended March 31, 2022.
(2)	Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease expense for the periods presented primarily included common area maintenance charges.

Supplemental balance sheets information related to operating leases was as follows:

	March 31,	December 31,
	2022	2021
Weighted average remaining lease term under operating ROU leases (in years)	6.0	5.7
Weighted average discount rate for operating lease liabilities	5.25%	5.25%

Maturities of operating lease liabilities as of March 31, 2022, were as follows (in thousands):

Year Ending December 31,	Amount (1)
2022 (remaining nine months)	$960
2023	1,137
2024	1,070
2025	1,086
2026	1,053
2027 and thereafter	1,650
Total future minimum lease payments	$6,956
Less: Interest (2)	(990)
Present value of future minimum lease payments under operating lease liabilities (3)	$5,966
(1)	As of March 31, 2022, the total operating lease liability includes approximately $1.1 million related to an option to extend a lease term that is reasonably certain to be exercised.
(2)	Calculated using incremental borrowing interest rate for each lease.
(3)	Includes the current portion of operating lease liabilities of $1.2 million as of March 31, 2022.

6. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On June 4, 2020, the Company’s Board of Directors adopted a stock repurchase program (the “2020 Program”) to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, over the next two years. During the three months ended March 31, 2022, 218,858 shares were repurchased under the 2020 Program at an average price of $26.40 per share for an aggregate total price of $5.8 million. During the three months ended March 31, 2021, approximately 251,000 shares were repurchased under the 2020 Program at an average price of $18.01 per share for an aggregate total price of $4.5 million. Through March 31, 2022, approximately 470,000 shares had been repurchased at an average price of $21.91 per share, for a total price of $10.3 million under the 2020 Program.

On April 11, 2022, the Board of Directors terminated that 2020 Program, and adopted a new program (the “2022 Program”) to repurchase up to $35.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, from time to time, over the next two years.

7. EMPLOYEE BENEFIT PLANS

On March 31, 2022, the Company had the following stock-based compensation plans:

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

The Company estimated the fair value of purchase rights granted under the 2010 and the 2021 Purchase Plans during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	2021 Purchase Plan	2010 Purchase Plan
	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Expected life (in years)	1.25	1.25
Volatility	48.90%	34.25%
Risk-free interest rate	0.86%	1.43%
Expected dividend	—	—
Weighted average fair value of purchase rights granted during the period	$10.76	$4.83

During the three months ended March 31, 2022, a total of approximately 95,243 shares were issued at a weighted-average purchase price of $15.77 per share. During the three months ended March 31, 2021, a total of approximately 99,674 shares were issued at a weighted-average purchase price of $9.24 per share. As of March 31, 2022, unrecognized compensation cost related to the 2021 Purchase Plan was $1.9 million. These costs are expected to be recognized over a weighted average period of 1.4 years.

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

On April 26, 2022, the Company’s Board of Directors amended the 2011 Plan, subject to stockholder approval, to increase the number of shares reserved for awards under it to a total of 12,800,000 shares, which is an increase of an additional 1,250,000 shares.

As of March 31, 2022, 12.1 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 3.2 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.5 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after the adoption of the 2011 Plan through March 31, 2022. As of March 31, 2022, there were no outstanding awards that had been granted outside of the 2011 or 2001 Plans (collectively, the “Stock Plans”).

The Company estimated the fair value of share-based awards granted under the 2011 Stock Plan during the period using the Black-Scholes-Merton option-pricing model. There were no stock options granted during the three months ended March 31, 2022 and 2021.

Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expense before taxes related to the Company’s stock plans and employee stock purchase plan was allocated as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Costs of revenues	$728	$652
Research and development	3,168	1,588
Selling, general and administrative	1,657	1,129
Stock-based compensation expenses	$5,553	$3,369

Additional information with respect to options under the Stock Plans during the three months ended March 31, 2022, is as follows:

	Outstanding Options
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)	per Share	(Years)	(in thousands)
Outstanding, January 1, 2022	226	$12.78
Granted	—	—
Exercised	(75)	9.06
Canceled	(3)	13.57
Expired	—	—
Outstanding, March 31, 2022	148	$14.64	4.19	$1,954
Vested and expected to vest, March 31, 2022	146	$14.63	4.15	$1,936
Exercisable, March 31, 2022	121	$14.54	3.45	$1,612

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $27.87 per share as of March 31, 2022. The total intrinsic value of options exercised was $1.3 million during the three months ended March 31, 2022.

As of March 31, 2022, there was $0.1 million of total unrecognized compensation cost, net of forfeiture, related to unvested stock options, which is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested was immaterial during the three months ended March 31, 2022.

Nonvested restricted stock unit activity during the three months ended March 31, 2022, was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)	Per Share
Nonvested, January 1, 2022	1,872	$18.24
Granted	275	$27.90
Vested	(344)	$19.73
Forfeited	(30)	$18.43
Nonvested, March 31, 2022	1,773	$19.45

As of March 31, 2022, there was $27.2 million of total unrecognized compensation cost related to restricted stock units. That cost is expected to be recognized over a weighted average period of 2.4 years. Restricted stock units do not have rights to dividends prior to vesting.

8. INCOME TAXES

Income tax expense increased $0.2 million for the three months ended March 31, 2022, to a $1.2 million income tax expense as compared to an income tax expense of $1.0 million for the three months ended March 31, 2021. The Company’s effective tax rate expense was (40%) and (14%) for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective tax rate expense increased in the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to increases in foreign withholding taxes and changes in the geographic mix of worldwide income, which is subject to taxation at different statutory tax rates.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of March 31, 2022, was $15.0 million, of which $2.0 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2021, was $14.7 million, of which $1.9 million, if recognized, would affect the Company’s effective tax rate. As of March 31, 2022, the Company has recorded unrecognized tax benefits of $2.6 million, including interest and penalties of $0.7 million, as long-term taxes payable in its Condensed Consolidated Balance Sheet. The remaining $13.1 million has been recorded net of the Company’s DTAs, which is subject to a full valuation allowance.

The valuation allowance was approximately $51.6 million as of March 31, 2022 and December 31, 2021, which was related to U.S. net federal and state DTAs. The worldwide net deferred tax assets balance as of March 31, 2022 and December 31, 2021 were not significant.

The Company conducts business globally and, as a result, files numerous consolidated and separate income tax returns in the U.S. federal, various state and foreign jurisdictions. For U.S. federal and California income tax purposes, the statute of limitations currently remains open for the tax years ending 2018 to present and 2017 to present, respectively. In addition, due to NOL carryback claims, the tax years 2013 through 2015 may be subject to federal examination and all of the net operating loss and research and development credit carryforwards that may be utilized in future years may be subject to federal and state examination. The Company is not subject to income tax examinations in any other of its major foreign subsidiaries’ jurisdictions.

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

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(4,150)	$(7,597)
Denominator:
Basic weighted-average shares outstanding	37,606	36,974
Effect of dilutive options and restricted stock units	—	—
Diluted weighted-average shares outstanding	37,606	36,974

Net loss per share, basic and diluted	$(0.11)	$(0.21)

For the three months ended March 31, 2022 and 2021, because the Company was in a loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of the potential common shares would have been anti-dilutive.

The following table sets forth potential shares of common stock that were not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Outstanding options	102	224
Nonvested restricted stock units	905	1,107
Employee Stock Purchase Plan	94	10
Total	1,101	1,341

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

The Company had revenues from individual customers that are approximately 10% or more of the Company’s consolidated total revenues as follows:

	Three Months Ended March 31,
Customer	2022		2021
A	*	%	13%
D	33%		* %
E	*	%	11%

* represents less than 10%

Gross accounts receivable balances (including amounts that are unbilled) from individual customers that are approximately 10% or more of the Company’s gross accounts receivable balance as follows:

	March 31,		December 31,
Customer	2022		2021
C	*	%	15%
D	43%		29%

* represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (amounts in thousands):

	Three Months Ended March 31,
	2022		2021
		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues
United States	$17,491	52%	$8,556	35%
China	4,120	12	1,739	7
Japan	2,607	8	3,578	15
Rest of the world	9,280	28	10,327	43
Total revenue	$33,498	100%	$24,200	100%

Long-lived assets, net by geographic area are as follows (in thousands):

	March 31,	December 31,
	2022	2021
United States (1)	$40,602	$39,158
Rest of the world	721	1,545
Total long-lived assets, net	$41,323	$40,703

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of March 31, 2022, and December 31, 2021, and the basis for those measurements (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other
		Identical	Observable	Significant
	March 31,	Assets	Inputs	Unobservable
Assets	2022	(Level 1)	(Level 2)	Inputs (Level 3)
Cash equivalents
Money market mutual funds	$19,017	$19,017	$—	$—
Short-term investments (available-for-sale debt securities)
U.S. Government securities (1)	98,443	98,443	—	—
Total	$117,460	$117,460	$—	$—

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Assets	2021	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market mutual funds	$12,474	$12,474	$—	$—
Short-term investments (available-for-sale debt securities)
U.S. Government securities (1)	112,542	112,542	—	—
Total	$125,016	$125,016	$—	$—
(1)	As of March 31, 2022, and December 31, 2021, the amortized cost of the Company’s investments in U.S Government Securities approximated their fair value due to their short-term maturities, and there have been no events or changes in circumstances that would have had a significant effect on the fair value of these securities in the periods presented. There was no material realized or unrealized gains or losses, either individually or in the aggregate.

12. COMMITMENTS AND CONTINGENCIES

Strategic Partnership with Advantest — See Note 3, Strategic Partnership Agreement with Advantest And Related Party Transactions, for the discussion about the Company’s commitments under the strategic partnership with Advantest.

Operating Leases — Refer to Note 5, Leases, for the discussion about the Company’s lease commitments. The Company entered into lease agreements with total future minimum lease payments of $0.7 million over the next three years that will commence subsequent to March 31, 2022.

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

Purchase Obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of March 31, 2022, total outstanding purchase obligations were $12.8 million, the majority of which is due within the next 12 months.

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

Legal Proceedings — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable, and the loss can be reasonably estimated in accordance with FASB requirements. As of March 31, 2022, except as disclosed below, the Company was not party to any material legal proceedings, thus no loss was probable and no amount was accrued.

On May 6, 2020, the Company initiated an arbitration proceeding with the Hong Kong International Arbitration Center against SMIC New Technology Research & Development (Shanghai) Corporation (“SMIC”) due to SMIC’s failure to pay fees due to PDF under a series of contracts. The Company seeks to recover the unpaid fees, a declaration requiring SMIC to pay fees under the contracts in the future, and costs associated with bringing the arbitration proceeding. SMIC denies liability and the arbitration is on-going.

13. SUBSEQUENT EVENTS

Refer to Note 7, Employee Benefits Plans, for the discussion about the amendment to the 2011 Stock Incentive Plan.

Refer to Note 6, Stockholder’s Equity, for the discussion about the adoption of the 2022 Stock Repurchase Program.

On April 12, 2022, the Company repurchased approximately 715,000 shares of its common stock in a privately negotiated transaction for $16.7 million under the 2022 Stock Repurchase Program. The stock repurchase was made in a block trade in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “projected,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “target” or “continue,” the negative effect of terms like these or other similar expressions. These statements include, but are not limited to, statements concerning: expectations about the effectiveness of our business and technology strategies; expectations regarding global economic trends; the impact of inflation, expectations regarding recent and future acquisitions; current semiconductor industry trends; expectations of the success and market acceptance of our intellectual property and our solutions; the continuing impact of the coronavirus (COVID-19) on the semiconductor industry and our business and our ability to obtain additional financing if needed. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10 K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022. All references to “we”, “us”, “our”, “PDF”, “PDF Solutions” or “the Company” refer to PDF Solutions, Inc.

Cimetrix, CV, DFI, Exensio, PDF Solutions, the PDF Solutions logo are trademarks or registered trademarks of PDF Solutions, Inc. or its subsidiaries.

Overview

We provide comprehensive data solutions designed to empower organizations across the semiconductor ecosystem to improve the yield and quality of their products and operational efficiency for increased profitability. Our offerings include proprietary software, professional services based on proven methodologies and using third-party cloud-hosting platforms for software-as-a-service (“SaaS”), electrical measurement hardware tools, and physical intellectual property (“IP”) for integrated circuit (“IC”) designs. We derive revenues from two sources, Analytics and Integrated Yield Ramp, by monetizing our offerings through contract fees for on-premise licenses, SaaS, and other professional services and a value-based, variable fee or royalty, which we call Gainshare, on some Characterization services engagements. Our products and services have been sold to integrated device manufacturers (“IDMs”), fabless semiconductor companies, foundries, equipment manufacturers, electronics manufacturing suppliers (“EMS”), original device manufacturers (“ODMs”), out-sourced semiconductor assembly and test (“OSATs”), and system houses. We are headquartered in Santa Clara, California and also operate worldwide with offices in Canada, China, France, Germany, Italy, Japan, Korea, and Taiwan.

Industry Trends

The COVID-19 pandemic has significantly affected how we and our customers operate our businesses. For example, most U.S. states and countries worldwide imposed in 2020, and may continue to impose from time-to-time for the foreseeable future, restrictions on the physical movement of people to limit the spread of COVID-19, including travel restrictions and stay-at-home orders. We continue to closely monitor the COVID-19 situation and expect to ask employees to return to working in offices according to local restrictions, in each case, with a focus on our employees’ safety. In addition, our personnel worldwide continue to be subject to various country-to-country travel restrictions, which limits the ability of some employees to travel to other offices or customer sites. We believe the lack of an ability to meet in person during most of 2021 and to some degree the first quarter of 2022 made it harder for us to sell complex or new technologies to some customers during these periods. Once we can again begin to meet with these customers in person, we believe we may improve traction with them. To date, we have been able to provide uninterrupted access to our products and services due to our globally distributed workforce, many of whom were working remotely prior to the pandemic, and our pre-existing infrastructure, which supports secure access to our internal systems. The total duration and full extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the ultimate severity and transmission rate of the virus and variants, the extent and effectiveness of containment actions and vaccinations, and the impact of these and other factors on our employees, customers, partners, and suppliers. To date, one effect of the COVID-19 pandemic is a global shortage in semiconductors due primarily to supply chain disruptions and many companies, including in the automotive industry, have announced shortages in production. Although this shortage has not materially affected our business, this trend may affect our future business opportunities, particularly future Gainshare and Cimetrix run-time licenses, if our customers’ production volumes decrease.

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

Other trends may continue to affect our characterization services business and Integrated Yield Ramp revenue specifically. The logic foundry market at the leading-edge nodes, such as 10nm, 7nm, and smaller, underwent significant change over the past few years. The leading foundry continues to dominate market share as other foundries started later than originally forecast in some cases. This trend will likely continue to impact our characterization services business on these nodes. We expect most logic foundries to invest in derivatives of older process nodes, such as 28nm and 14nm, to extract additional value as many of their customers will not move to advanced nodes due to either technological barriers or restrictive economics. Foundries that participate at leading edge nodes are expected to continue to invest in new technologies such as memory, packaging, and multi-patterned and EUV lithography, as well as new innovations in process control and variability management. We expect China’s investment in semiconductors to continue. In order for these trends to provide opportunities for us to increase our business leveraging electrical characterization, Chinese semiconductors manufacturers will need to increase their production volumes on advanced technology nodes and continue to engage foreign suppliers, subject to compliance with changing U.S. export restrictions. As a result of these market developments, we have chosen to focus our resources and investments in products, services, and solutions for analytics.

There are other business trends that may affect our business opportunities generally. For instance, the demand for consumer electronics, communications devices, and high-performance computing continues to drive technological innovation in the semiconductor industry as the need for products with greater performance, lower power consumption, reduced costs, and smaller size continues to grow with each new product generation. In addition, advances in computing systems and mobile devices continue to fuel demand for higher capacity memory chips. To meet these demands, IC manufacturers and designers are constantly challenged to improve the overall performance of their ICs by designing and manufacturing ICs with more embedded applications to create greater functionality while lowering power and cost per transistor. As this trend continues, companies will continually be challenged to improve process capabilities to optimally produce ICs with minimal random and systematic yield loss, which is driven by the lack of compatibility between the design and its respective manufacturing process. We believe that these difficulties will continue to create a need for our products and services that address yield loss across the IC product life cycle. For further instance, the ongoing Russo-Ukrainian war is negatively impacting the global supply chain generally, e.g., reducing the production of millions of new cars and trucks, which indirectly impacts the global semiconductor market, and also affecting global energy markets and causing shortages and rising prices of semiconductors directly. Ukraine and Russia are both top suppliers of neon gas that is used in lasers and chip manufacturing, and Russia is a major producer of palladium, a rare metal used in computer components, sensors, and fuel cells. Limitations on the supply of these two elements can severely affect the global supply chain, which is already scarce in semiconductors. Russia also supplies much of the world’s premium nickel, which is used by electronics manufacturers to make batteries. If these trends continue or worsen, we may face a shortage of critical components for our own tools and our business may suffer if the business of our customers decreases. Rising prices of semiconductors may mean increased royalties to us and increased Integrated Yield Ramp revenue.

The U.S. government continues to expand and intensify export controls and sanctions, including the addition of many P.R.C. and Russian companies to the U.S. Export Administration Regulations (“EAR”) Entity List. These listings restrict supply to designees of items that are subject to the EAR. After an internal evaluation, we determined that a large percentage of our software products are not of U.S. origin and are, thus, not subject to the EAR. Our standard operations include development, distribution processes, software download sites, and professional service centers and processes located in various geographies around the world to better serve our customers. Some customers in the P.R.C., in particular, have nonetheless expressed concerns to us that continued action by the U.S. government could potentially interrupt their ability to make use of our products or services. The continuing tension between the U.S. and P.R.C. and/or Russian governments in trade and security matters or the perception of that tension could lead to disruptions or reductions in international trade, deter or prevent purchasing activity of customers, and negatively impact our China sales (with respect to U.S.-P.R.C. tensions) and financial results in general (with respect to global tensions).

Financial Highlights

Financial highlights for the three months ended March 31, 2022, are as follows:

●	Total revenues were $33.5 million, an increase of $9.3 million, or 38%, compared to the three months ended March 31, 2021. Analytics revenue was $30.4 million, an increase of $11.0 million, or 57%, compared to the three months ended March 31, 2021. The increase in Analytics revenue was driven by increases in revenue from CV systems and DFI systems across multiple contracts and customers, and increases in revenues from Exensio and Cimetrix software licenses. Integrated Yield Ramp revenue decreased $1.7 million, or 36%, compared to the year-ago period primarily due to a decrease due to the end of Gainshare periods, partially offset by an increase in hours worked on fixed fees engagements.
●	Costs of revenues increased $0.9 million, compared to the three months ended March 31, 2021, primarily due to increases in personnel-related costs, cloud-delivery costs, software royalty and licenses expense. These increases were partially offset by decreases in facilities and information technology-related costs including depreciation expenses.
●	Net loss was $4.2 million, compared to $7.6 million for the three months ended March 31, 2021. The decrease in net loss was primarily attributable to an increase in total revenues, partially offset by increases in costs of revenues and operating expenses related primarily to our research and development, sales and marketing activities, and general and administrative expenses, all of which were primarily related to increases in personnel-related costs due to higher compensation and benefit costs, and stock-based compensation expense, facilities and information technology-related costs, legal expenses, cloud-services related costs and an increase in income tax expense.
●	Cash, cash equivalents and short-term investments decreased $6.0 million to $134.2 million at March 31, 2022, from $140.2 million at December 31, 2021, primarily due to cash used to repurchase shares of common stock and payment for taxes related to net share settlement of equity awards, and purchase of property and equipment, partially offset by proceeds from the exercise of stock options, proceeds from purchases under our employee stock purchase plans and cash provided by operating activities.

Critical Accounting Policies and Estimates

See Note 1, Basis of Presentation And Summary of Significant Accounting Policies, to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, for a description of recent accounting pronouncements and accounting changes, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, and to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

There were no material changes during the three months ended March 31, 2022, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Income Taxes

We are required to assess whether it is “more-likely-than-not” that we will realize our deferred tax assets. If we believe that they are not likely to be fully realizable before the expiration dates applicable to such assets, then to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on all available evidence, both positive and negative, we determined a full valuation allowance was still appropriate for our U.S. federal and state net deferred tax assets (“DTAs”), primarily driven by a cumulative loss incurred over the 12-quarter period ended March 31, 2022, and the likelihood that we may not utilize tax attributes before they expire. The valuation allowance was approximately $51.6 million as of March 31, 2022, and December 31, 2021. We will continue to evaluate the need for a valuation allowance and may change our conclusion in a future period based on changes in facts (e.g., 12-quarter cumulative profit, significant new revenue, etc.). If we conclude that we are more likely than not to utilize some or all of our U.S. DTAs, we will release some or all of our valuation allowance and our tax provision will decrease in the period in which we make such determination.

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

Our income tax calculations are based on application of applicable U.S. federal, state, or foreign tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the Condensed Consolidated Statements of Comprehensive Loss. At March 31, 2022, no deferred taxes have been provided on undistributed earnings from our international subsidiaries. We intend to reinvest the earnings of our non-U.S. subsidiaries in those operations indefinitely. As such, we have not provided for any foreign withholding taxes on the earnings of foreign subsidiaries as of March 31, 2022. The earnings of our foreign subsidiaries are taxable in the U.S. in the year earned under the Global Intangible Low-Taxed Income rules implemented under 2017 Tax Cuts and Jobs Act.

Valuation of Long-lived Assets including Goodwill and Intangible Assets

We record goodwill when the purchase consideration of an acquisition exceeds the fair value of the net tangible and identified intangible assets as of the date of acquisition. We have one operating segment and one operating unit. We perform an annual impairment assessment of goodwill during the fourth quarter of each calendar year or more frequently, if required to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill. There was no impairment of goodwill for the three months ended March 31, 2022.

Our long-lived assets, excluding goodwill, consist of property, equipment, and intangible assets. We periodically review our long-lived assets for impairment. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. There was no impairment of long-lived assets for the three months ended March 31, 2022.

Recent Accounting Pronouncements and Accounting Changes

See Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q, for a description of recent accounting pronouncements and accounting changes, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements.

Results of Operations

Discussion of Financial Data for the Three Months ended March 31, 2022

Revenues, Costs of Revenues, and Gross Margin

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Revenues:
Analytics	$30,426	$19,393	$11,033	57%
Integrated Yield Ramp	3,072	4,807	(1,735)	(36)%
Total revenues	33,498	24,200	9,298	38%
Costs of revenues	11,529	10,663	866	8%
Gross profit	$21,969	$13,537	$8,432	62%
Gross margin	66%	56%

Analytics revenue as a percentage of total revenues	91%	80%
Integrated Yield Ramp revenue as a percentage of total revenues	9%	20%

Analytics Revenue

Analytics revenue increased $11.0 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase in Analytics revenue was primarily driven by increases in revenue from CV systems and DFI systems across multiple contracts and customer, and increases in revenues from Exensio and Cimetrix software licenses.

Integrated Yield Ramp Revenue

Integrated Yield Ramp revenue decreased $1.7 million for the three months ended March 31, 2022, compared to the prior year period, due to a decrease due to the end of Gainshare periods, partially offset by an increase in hours worked on fixed fees engagements. Our Integrated Yield Ramp revenue may continue to fluctuate from period to period primarily due to the contribution of Gainshare royalty, which is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate Gainshare, sustained yield improvements by our customers, and our ability to enter into new contracts containing Gainshare.

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

Costs of Revenues

Costs of revenues consist primarily of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization of acquired technology. Service costs include material, employee compensation and related benefits including stock-based compensation expense, subcontractor costs, overhead costs, travel and allocated facilities-related costs. Software license costs consist of costs associated with cloud-delivery related expenses and licensing third-party software used by us in providing services to our customers in solution engagements or sold in conjunction with our software products.

The increase in costs of revenues of $0.9 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily due to (i) a $0.6 million increase in cloud-delivery costs, software royalty, and licenses expense, and (ii) a $0.4 million increase in personnel-related costs. These were partially offset by a $0.3 million decrease in facilities and information technology-related costs including depreciation expense.

Gross Margin

Gross margin increased 10% for the three months ended March 31, 2022, to 66%, compared to 56% for the year-ago period. The higher gross margin during three months ended March 31, 2022 was primarily due to higher total revenue and decreases in certain costs of revenues, as discussed above, which decreased the costs of revenues as a percentage of total revenues, when compared to the year-ago period.

Operating Expenses:

Research and Development

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Research and development	$14,089	$10,841	$3,248	30%
As a percentage of total revenues	42%	45%

Research and development expenses consist primarily of personnel-related costs including compensation, benefits and stock-based compensation expense, outside development services, third-party cloud-services related cost, travel, and facilities cost allocations, to support product development activities.

Research and development expenses increased for the three months ended March 31, 2022, compared to the year-ago period, primarily due to (i) a $2.7 million increase in personnel-related costs due to higher compensation and benefit costs, and stock-based compensation expense, (ii) a $0.3 million increase in subcontractor expenses primarily related to our DFI systems and Exensio and Cimetrix software, and (iii) a $0.3 million increase in facilities and information technology-related costs.

We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the size and the timing of product development projects.

Selling, General, and Administrative

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Selling, general and administrative	$10,839	$9,464	$1,375	15%
As a percentage of total revenues	32%	39%

Selling, general, and administrative expenses consist primarily of compensation, benefits and stock-based compensation expense for sales, marketing and general and administrative personnel, legal and accounting services, marketing communications expenses, third-party cloud-services related costs, travel and facilities cost allocations.

Selling, general, and administrative expenses increased for the three months ended March 31, 2022, compared to the year-ago period, primarily due to (i) a $1.1 million increase in personnel-related costs due to higher compensation and benefit costs and stock-based compensation expense, (ii) a $0.2 million increase in general legal expenses, (iii) a $0.2 million increase in legal fees related to the arbitration proceeding over a disputed customer contract, and (iv) a $0.2 million increase in cloud-services related costs. These were partially offset by a (i) $0.4 million decrease in subcontractor expenses and (ii) a $0.1 million decrease in accounting related fees.

We anticipate our selling, general, and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

Amortization of Other Acquired Intangible Assets

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Amortization of acquired intangible assets	$314	$314	$—	—%

Amortization of other acquired intangible assets consists of amortization of intangibles acquired as a result of certain business combinations.

Interest and Other Expense (Income), Net

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Interest and other expense (income), net	$(310)	$(441)	$131	(30)%

Interest and other expense (income), net, primarily consists of interest income, and foreign currency transaction exchange gains and losses.

Interest and other expense (income), net decreased for the three months ended March 31, 2022, compared to the year-ago period, primarily due to a lower foreign currency exchange gain resulting from a net favorable fluctuation in foreign exchange rates.

Income Tax Expense

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Income tax expense	$1,187	$956	$231	24%

Income tax expense increased for the three months ended March 31, 2022, compared to the same year-ago period, primarily due to increases in foreign withholding taxes and changes in the geographic mix of worldwide income, which is subject to taxation at different statutory tax rates.

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

Liquidity and Capital Resources

As of March 31, 2022, our working capital, defined as total current assets less total current liabilities, was $138.3 million, compared to $144.7 million as of December 31, 2021. Total cash and cash equivalents, and short-term investments were $134.2 million as of March 31, 2022, compared to cash and cash equivalents of $140.2 million as of December 31, 2021. As of March 31, 2022, and December 31, 2021, cash and cash equivalents held by our foreign subsidiaries were $5.6 million and

$5.3 million, respectively. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures, other obligations for at least the next twelve months.

There has been no significant impact in respect to Liquidity and Capital Resources from the global COVID-19 pandemic.   For risk discussion about the continuing impact of global COVID-19 pandemic on our operations or demand for our products, refer to Item 1A, Risk Factors on Part I of our Annual Report for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

Repurchase of Company’s Common Stock

On June 4, 2020, the Company’s Board of Directors adopted a stock repurchase program (the “2020 Program”) to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, over the next two years. During the three months ended March 31, 2022, 218,858 shares were repurchased at an average price of $26.40 per share, for a total price of $5.8 million under the 2020 Program. Through April 10, 2022, approximately 470,000 shares had been repurchased at an average price of $21.91 per share, for a total price of $10.3 million under the 2020 Program. On April 11, 2022, the Board of Directors terminated that 2020 stock repurchase program, and adopted a new program (the “2022 Program”) to repurchase up to $35.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, from time to time, over the next two years.

On April 12, 2022, the Company repurchased approximately 715,000 shares of its common stock in a privately negotiated transaction for $16.7 million under the 2022 Stock Repurchase Program. The stock repurchase was made in a block trade in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act).

Cash Flow Data

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021	$ Change
(In thousands)
Net cash flows provided by (used in):
Operating activities	$2,996	$(8,325)	$11,321
Investing activities	12,276	56,417	(44,141)
Financing activities	(6,990)	(4,497)	(2,493)
Effect of exchange rate changes on cash and cash equivalents	(167)	(104)	(63)
Net increase in cash, cash equivalents, and restricted cash	$8,115	$43,491	$(35,376)

Net Cash Flows Provided by Operating Activities

Cash flows provided by operating activities during the three months ended March 31, 2022, consisted of net loss, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, share-based compensation expense, amortization of acquired intangible expense, amortization of costs capitalized to obtain revenue contracts and net change in operating assets and liabilities. The $11.3 million increase in cash flows from operating activities for the three months ended March 31, 2022, compared to the year-ago period, was driven primarily by a $6.0 million increase in net change from operating assets and liabilities, a $3.4 million decrease in net loss, and a $1.9 million increase in non-cash adjustments to net loss, which was primarily due to an increase in stock-based compensation expense of $2.2 million, partially offset by a decrease in depreciation and amortization of $0.3 million.

The major contributors to the net change in operating assets and liabilities for the three months ended March 31, 2022, were as follows:

●	Accounts receivable decreased by $2.3 million, primarily due to the collections from customers partially offset by an increase in sales and higher contractual invoicing activity during the first quarter of 2022;
●	Prepaid expense and other current assets increased by $1.0 million, primarily due to the increase in deferred commission and prepaid expenses related to third party software licenses;
●	Accounts payable decreased by $2.1 million primarily due to the timing of payments of vendor invoices; and
●	Accrued compensation and related benefits decreased by $0.9 million primarily due to the timing of payments of accrued bonuses, accrued sales commissions and accrued payroll taxes, and exercised of purchase rights under employee stock purchase plans, partially offset by an increased in accrued vacation.

Net Cash Flows Provided by Investing Activities

Cash provided by investing activities decreased by $44.1 million for the three months ended March 31, 2022, compared to the year-ago period.

For the three months ended March 31, 2022, cash provided by investing activities primarily related to proceeds from maturities and sales of short-term investments of $32.0 million and $3.0 million, respectively, partially offset by purchases of short-term investments of $21.0 million and property and equipment of $1.8 million primarily related to our DFI systems.

For the three months ended March 31, 2021, cash provided by investing activities primarily related to proceeds from maturities of short-term investments of $68.0 million, offset by purchases of short-term investments of $11.0 million and property and equipment of $0.6 million.

Net Cash Flows Used in Financing Activities

Net cash used in financing activities increased by $2.5 million for the three months ended March 31, 2022 compared to the year-ago period.

For the three months ended March 31, 2022, net cash used in financing activities primarily consisted of $5.8 million for the repurchase of shares of our common stock and $3.4 million in cash payments for taxes related to net share settlement of equity awards, partially offset by $2.2 million of proceeds from our employee stock purchase plans and exercise of stock options.

For the three months ended March 31, 2021, net cash used in financing activities primarily consisted of $4.5 million for the repurchase of shares of our common stock and $1.5 million in cash payments for taxes related to net share settlement of equity awards, partially offset by $1.5 million of proceeds from our 2010 employee stock purchase plan and exercise of stock options.

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

Interest Rate Risk.  As of March 31, 2022, we had cash and cash equivalents and short-term investments of $134.2 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments and short-term investments consisted of U.S. Government securities. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at March 31, 2022, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations.

At March 31, 2022 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure to any financial institution by evaluating the creditworthiness of the financial institutions with which we invest and investing through more than one financial institution.

Foreign Currency and Exchange Risk.  Certain of our receivables and payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our revenues and operating expenditures are subject to foreign currency risks. From time to time, we enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. As of March 31, 2022, we had no outstanding forward contracts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2022, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of March 31, 2022, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with FASB requirements. As of March 31, 2022, except as disclosed below, we were not a party to any material legal proceedings where a loss was probable, and thus no amount was accrued.

On May 6, 2020, the Company initiated an arbitration proceeding with the Hong Kong International Arbitration Center against SMIC New Technology Research & Development (Shanghai) Corporation (“SMIC”) due to SMIC’s failure to pay fees due to PDF under a series of contracts. The Company seeks to recover the unpaid fees, a declaration requiring SMIC to pay fees under the contracts in the future, and costs associated with bringing the arbitration proceeding. SMIC denies liability and the arbitration is on-going.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022. Any of such factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 4, 2020, the Company’s Board of Directors adopted a stock repurchase program (the “2020 Program”) to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, over the next two years.

The table below sets forth the information with respect to purchases made under the 2020 Program by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2022. Under the 2020 Program, $14.7 million of common stock remained available for future repurchases as of March 31, 2022.

				Approximate
			Total Number	Dollar
			of Shares	Value of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of		Publicly	Purchased
	Shares	Average	Announced	Under
	Purchased	Price Paid	Programs	Programs
Period	(in thousands)	Per Share	(in thousands)	(in thousands)
January 1, 2022 through January 31, 2022	—	$—	—	$20,477
February 1, 2022 through February 28, 2022	60	$26.48	60	$18,885
March 1, 2022 through March 31, 2022	159	$26.37	159	$14,700
Total	219	$26.40	219

On April 11, 2022, the Board of Directors terminated that 2020 Program, and adopted a new program (the “2022 Program”) to repurchase up to $35.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, from time to time, over the next two years.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.†

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).†
†	Filed herewith.
**	Furnished, and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDF SOLUTIONS, INC.

Date: May 12, 2022	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: May 12, 2022	By:	/s/ ADNAN RAZA
Adnan Raza
Executive Vice President, Finance and Chief
Financial Officer
(principal financial and accounting officer)