Form 10-Q
period 2022-09-30
PDF SOLUTIONS INC
filed 2022-11-10
CIK 1120914

g

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2022

or

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

There were 37,382,927 shares of the Registrant’s Common Stock outstanding as of November 4, 2022.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$93,728	$27,684
Short-term investments	22,357	112,542
Accounts receivable, net of allowance for doubtful accounts of $890 as of September 30, 2022 and December 31, 2021	54,981	40,087
Prepaid expenses and other current assets	9,463	8,194
Total current assets	180,529	188,507
Property and equipment, net	38,740	35,295
Operating lease right-of-use assets, net	6,022	5,408
Goodwill	14,123	14,123
Intangible assets, net	18,934	21,239
Deferred tax assets, net	16	75
Other non-current assets	7,611	9,121
Total assets	$265,975	$273,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,186	$5,554
Accrued compensation and related benefits	12,652	9,495
Accrued and other current liabilities	6,472	3,328
Operating lease liabilities – current portion	1,448	1,758
Deferred revenues – current portion	26,461	23,691
Billings in excess of recognized revenues	183	—
Total current liabilities	52,402	43,826
Long-term income taxes payable	2,348	2,656
Non-current portion of operating lease liabilities	6,074	5,258
Non-current portion of deferred revenues	1,948	2,443
Total liabilities	62,772	54,183
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 48,448 and 47,414, respectively; shares outstanding 37,295 and 37,411, respectively	6	6
Additional paid-in-capital	441,705	423,069
Treasury stock at cost, 11,153 and 10,003 shares, respectively	(132,966)	(104,705)
Accumulated deficit	(101,633)	(97,721)
Accumulated other comprehensive loss	(3,909)	(1,064)
Total stockholders’ equity	203,203	219,585
Total liabilities and stockholders’ equity	$265,975	$273,768

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Analytics	$32,879	$27,194	$94,422	$66,165
Integrated Yield Ramp	6,981	2,361	13,604	15,009
Total revenues	39,860	29,555	108,026	81,174

Costs and Expenses:
Costs of revenues	12,545	11,070	36,116	32,518
Research and development	14,303	10,657	41,766	32,562
Selling, general and administrative	12,005	9,609	32,614	28,482
Amortization of acquired intangible assets	318	314	946	942
Interest and other expense (income), net	(1,511)	(194)	(2,812)	(391)
Income (loss) before income taxes	2,200	(1,901)	(604)	(12,939)
Income tax expense	815	506	3,308	1,549
Net income (loss)	$1,385	$(2,407)	$(3,912)	$(14,488)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(1,394)	(226)	(2,828)	(540)
Change in unrealized gain (loss) related to available-for-sale debt securities, net of tax	17	1	(17)	(3)
Total other comprehensive loss	(1,377)	(225)	(2,845)	(543)
Comprehensive income (loss)	$8	$(2,632)	$(6,757)	$(15,031)

Net income (loss) per share:
Basic	$0.04	$(0.06)	$(0.10)	$(0.39)
Diluted	$0.04	$(0.06)	$(0.10)	$(0.39)

Weighted average common shares used to calculate net income (loss) per share:
Basic	37,226	37,221	37,285	37,067
Diluted	38,054	37,221	37,285	37,067

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three and Nine Months Ended September 30, 2022
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2021	37,411	$6	$423,069	10,003	$(104,705)	$(97,721)	$(1,064)	$219,585
Issuance of common stock in connection with employee stock purchase plans	95	—	1,502	—	—	—	—	1,502
Issuance of common stock in connection with exercise of options	75	—	675	—	—	—	—	675
Vesting of restricted stock units	232	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	—	—	—	113	(3,389)	—	—	(3,389)
Repurchase of common stock	(219)	—	—	219	(5,778)	—	—	(5,778)
Stock-based compensation expense	—	—	5,553	—	—	—	—	5,553
Comprehensive loss	—	—	—	—	—	(4,150)	(431)	(4,581)
Balances, March 31, 2022	37,594	$6	$430,799	10,335	$(113,872)	$(101,871)	$(1,495)	$213,567
Issuance of common stock in connection with exercise of options	12	—	113	—	—	—	—	113
Vesting of restricted stock units	84	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	—	—	—	33	(800)	—	—	(800)
Repurchase of common stock	(715)	—	—	715	(16,693)	—	—	(16,693)
Stock-based compensation expense	—	—	3,872	—	—	—	—	3,872
Comprehensive loss	—	—	—	—	—	(1,147)	(1,037)	(2,184)
Balances, June 30, 2022	36,975	$6	$434,784	11,083	$(131,365)	$(103,018)	$(2,532)	$197,875
Issuance of common stock in connection with employee stock purchase plan	92	—	1,509	—	—	—	—	1,509
Issuance of common stock in connection with exercise of options	22	—	276	—	—	—	—	276
Vesting of restricted stock units	206	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	—	—	—	70	(1,601)	—	—	(1,601)
Stock-based compensation expense	—	—	5,136	—	—	—	—	5,136
Comprehensive income (loss)	—	—	—	—	—	1,385	(1,377)	8
Balances, September 30, 2022	37,295	$6	$441,705	11,153	$(132,966)	$(101,633)	$(3,909)	$203,203

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – CONTINUED

(unaudited)

(in thousands)

	Three and Nine Months Ended September 30, 2021
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

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,912)	$(14,488)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,173	4,806
Stock-based compensation expense	14,561	9,474
Amortization of acquired intangible assets	2,605	2,467
Amortization of costs capitalized to obtain revenue contracts	1,127	499
Deferred taxes	46	87
Other	(41)	125
Changes in operating assets and liabilities:
Accounts receivable	(14,999)	440
Prepaid expenses and other current assets	(2,750)	1,848
Operating lease right-of-use assets	1,510	1,043
Other non-current assets	1,479	(1,211)
Accounts payable	(2,852)	(1,969)
Accrued compensation and related benefits	3,624	(142)
Accrued and other liabilities	2,560	(167)
Deferred revenues	2,322	3,542
Billings in excess of recognized revenues	183	(1,334)
Operating lease liabilities	(1,613)	(1,193)
Net cash provided by operating activities	8,023	3,827

Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	136,000	136,000
Purchases of short-term investments	(45,791)	(90,985)
Purchases of property and equipment	(6,651)	(2,713)
Prepayment for the purchase of property and equipment	(54)	—
Purchases of intangible assets	(150)	—
Net cash provided by investing activities	83,354	42,302

Cash flows from financing activities:
Proceeds from exercise of stock options	1,064	1,251
Proceeds from employee stock purchase plan	3,011	1,035
Payments for taxes related to net share settlement of equity awards	(5,790)	(3,257)
Repurchases of common stock	(22,471)	(4,523)
Net cash used in financing activities	(24,186)	(5,494)

Effect of exchange rate changes on cash and cash equivalents	(1,147)	(193)
Net change in cash, cash equivalents, and restricted cash	66,044	40,442
Cash, cash equivalents, and restricted cash at beginning of period	27,684	33,815
Cash, cash equivalents, and restricted cash at end of period	$93,728	$74,257

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$93,728	$71,238
Restricted cash	—	3,019
Total cash, cash equivalents, and restricted cash	$93,728	$74,257

Continued on next page.

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$2,001	$1,543
Cash paid for amounts included in the measurement of operating lease liabilities	$1,219	$1,538

Supplemental disclosure of noncash information:
Property and equipment, and intangible assets received and accrued in accounts payable and accrued and other liabilities	$2,200	$247
Advances for purchase of fixed assets transferred from prepaid assets to property and equipment	$336	$963
Operating lease liabilities arising from obtaining right-of-use assets	$2,268	$—
Release of restricted cash reducing goodwill due to the acquisition purchase price adjustment	$—	$469

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

The accompanying Condensed Consolidated Balance Sheet at December 31, 2021, has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Additionally, ASU No. 2019-10 defers the effective date for the adoption of the new standard on credit losses for public filers that are considered small reporting companies (“SRC”) as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, which will be fiscal 2023 for the Company. In February 2020, the FASB issued ASU 2020-02, which provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. The subsequent amendments will have the same effective date and transition requirements as ASU No. 2016-13. Topic 326 requires a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. While the Company is currently evaluating the impact of Topic 326, the Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements or the related disclosure.

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

Revenue under these project-based contracts, which are delivered over a specific period of time, typically for a fixed fee component paid on a set schedule, is recognized as services are performed using a percentage of completion method based on costs or labor-inputs, whichever is the most appropriate measure of the progress towards completion of the contract. Where there are distinct performance obligations, the Company allocates revenue to all deliverables based on their SSPs and allocates the transaction price of the contract to each performance obligation on a relative basis using SSP. Similar to the services provided in connection with DFI systems and CV systems that are contributing to Analytics revenue, due to the nature of the work performed in these arrangements, the estimation of percentage of completion method is complex and subject to many variables that require significant judgment. Please refer to the “Significant Judgments” section of this Note for further discussion.

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

The Company’s performance obligations are satisfied either over time or at a point-in-time. The following table represents a disaggregation of revenue percentage by timing of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Over time	68	72%	70%	60%
Point-in-time	32	28%	30%	40%
Total	100%	100%	100%	100%

International revenues accounted for approximately 54% and 51% of our total revenues during the three and nine months ended September 30, 2022, respectively, compared to 53% and 57% of our total revenues during the three and nine months ended September 30, 2021, respectively. See Note 10, Customer and Geographic Information.

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

The Company classifies the right to consideration in exchange for software or services transferred to a customer as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional, as compared to a contract asset, which is a right to consideration that is conditional upon factors other than the passage of time. The majority of the Company’s contract assets represent unbilled amounts related to fixed-price service contracts when the revenue recognized exceeds the amount billed to the customer. The contract assets are generally classified as current and are recorded on a net basis with deferred revenue (i.e., contract liabilities) at the contract level. At September 30, 2022 and December 31, 2021, the total contract assets included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets were $1.9 million and $0.4 million, respectively. The Company did not record any asset impairment charges related to contract assets for the periods presented.

Deferred revenues and billings in excess of recognized revenues consist substantially of amounts invoiced in advance of revenue recognition and are recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as current deferred revenues and the remaining portion is recorded as non-current deferred revenues in the accompanying Condensed Consolidated Balance Sheets. Revenue recognized that was included in the deferred revenues and billings in excess of recognized revenues balances at the beginning of each reporting period was $10.6 million and $7.0 million during the three months ended September 30, 2022 and 2021, respectively, and $16.3 million and $13.8 million during the nine months ended September 30, 2022 and 2021, respectively.

At September 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was approximately $185.4 million. Given the applicable contract terms with customers, the majority of this amount is expected to be recognized as revenue over the next two years, with the remainder in the following three years. This amount does not include insignificant contracts to which the customer is not committed, nor significant contracts for which we recognize revenue equal to the amount we have the right to invoice for services performed, or future sales-based or usage-based royalty payments in exchange for a license of intellectual property. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications, or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to the scope, change in timing of delivery of products and services, or contract modifications.

The adjustment to revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was an increase of $1.9 million and a decrease of $0.2 million during the three months ended September 30, 2022 and 2021, respectively, and an increase of $0.4 million and $34,000 during the nine months ended September 30, 2022 and 2021, respectively. These amounts primarily represent changes in estimated percentage-of-completion based contracts and changes in actual versus estimated Gainshare royalty.

Costs to obtain or fulfill a contract

The Company capitalizes the incremental costs to obtain or fulfill a contract with a customer, including direct sales commissions and related fees, when it expects to recover those costs. Amortization expense related to these capitalized costs is recognized over the period associated with the revenue from which the cost was incurred. Total capitalized direct sales commission costs included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2022, and December 31, 2021, were $1.4 million and $0.6 million, respectively. Total capitalized direct sales commission costs included in other non-current assets in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2022, and December 31, 2021, were $1.7 million and $2.1 million, respectively. Amortization of these assets were $0.4 million and $0.2 million during the three months ended September 30, 2022 and 2021, respectively, and $1.1 million and $0.5 million during the nine months ended September 30, 2022 and 2021, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Practical expedient

The Company does not adjust the transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component during the three and nine months ended September 30, 2022 and 2021.

3. STRATEGIC PARTNERSHIP AGREEMENT WITH ADVANTEST AND RELATED PARTY TRANSACTIONS

On July 29, 2020, the Company entered into a long-term strategic partnership with Advantest Corporation through its wholly-owned subsidiary, Advantest America, Inc. (collectively referred to herein as “Advantest”) that included the following agreements.

●	A Securities Purchase Agreement for the purchase by Advantest of an aggregate of 3,306,924 shares of the Company’s common stock for aggregate gross proceeds of $65.2 million and a related Stockholder Agreement.
●	An Amendment #1 to that certain Software License and Related Services Agreement, dated as of March 25, 2020, for an exclusive commercial arrangement in which the Company and Advantest collaborate on, and the Company initially hosts, develops and maintains, an Advantest-specific cloud layer on the Exensio platform. On June 5, 2022, the parties amended Amendment #1 to provide another approved DEX Site (as defined therein).
●	An Amended and Restated Master Development Agreement with Advantest, pursuant to which the Company and Advantest agreed to collaborate on extensions to or combinations of both of their existing technology and new technology to address mutual customers’ needs through one or more development phases subject to certain conditions as set forth therein. Costs and expenses incurred related to this agreement have not been significant for the three and nine months ended September 30, 2022 and 2021.
●	A Master Commercial Terms and Support Services Agreement for the commercialization and support of integrated products of the Company and Advantest that are the outcome of the above development agreement. No material costs and expenses were incurred related to the Commercial Agreement with Advantest during the three and nine months ended September 30, 2022 and 2021.

Analytics revenue recognized from Advantest was $2.8 million and $8.1 million during the three and nine months ended September 30, 2022, respectively, compared to $2.7 million and $7.9 million during the three and nine months ended September 30, 2021, respectively. Accounts receivable from Advantest amounted to $10.4 million as of September 30, 2022, and nil as of December 31, 2021, and deferred revenue amounted to $9.1 million and $6.8 million as of September 30, 2022 and December 31, 2021, respectively. There was no occurrence of any termination events under these agreements as of the issuance of these condensed consolidated financial statements.

The Company carries out transactions with Advantest on arm’s length commercial customary terms.

4. BALANCE SHEET COMPONENTS

Accounts receivable

Accounts receivable include amounts that are unbilled at the end of the period that are expected to be billed and collected within a 12-month period. Unbilled accounts receivable, included in accounts receivable, totaled $9.8 million and $11.8 million as of September 30, 2022, and December 31, 2021, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12-month period is recorded in other non-current assets and totaled $1.0 million and $1.3 million as of September 30, 2022, and December 31, 2021, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon the Company’s assessment of the expected collectability of the accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance.

Property and equipment

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Computer equipment	$11,711	$11,924
Software	5,359	5,419
Furniture, fixtures and equipment	2,467	2,506
Leasehold improvements	6,277	6,272
Laboratory and other equipment	4,340	3,981
Test equipment	28,311	24,452
Construction-in-progress	24,965	22,158
	83,430	76,712
Less: Accumulated depreciation and amortization	(44,690)	(41,417)
Total	$38,740	$35,295

Test equipment mainly includes DFI™ systems and CV® systems assets at customer sites that are contributing to revenue. Among assets under construction, the construction-in-progress balance related to construction of DFI™ systems assets amounted to $20.1 million and $20.0 million as of September 30, 2022, and December 31, 2021, respectively. Depreciation and amortization expense was $1.4 million and $1.5 million during the three months ended September 30, 2022 and 2021, respectively, and $4.2 million and $4.8 million during the nine months ended September 30, 2022 and 2021, respectively.

In the fourth quarter of 2021, the Company wrote down the value of its property and equipment by $3.2 million related to its first-generation of e-beam tools for DFI™ systems wherein carrying values may not be fully recoverable due to lack of market demand and future needs of our customers for these tools.

Goodwill and Intangible Assets, Net

As of September 30, 2022, and December 31, 2021, the carrying amount of goodwill was $14.1 million.

Intangible assets, net, consisted of the following (in thousands):

		September 30, 2022			December 31, 2021
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired identifiable intangibles:
Customer relationships	1-10	$9,407	$(6,524)	$2,883	$9,407	$(6,041)	$3,366
Developed technology	4-9	33,635	(19,046)	14,589	33,635	(17,250)	16,385
Tradename and trademarks	2-10	1,598	(892)	706	1,598	(812)	786
Patent	7-10	2,100	(1,674)	426	1,800	(1,640)	160
Noncompetition agreements	3	848	(518)	330	848	(306)	542
Total		$47,588	$(28,654)	$18,934	$47,288	$(26,049)	$21,239

The weighted average amortization period for acquired identifiable intangible assets was 6.1 years as of September 30, 2022. The following table summarizes intangible assets amortization expense in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization of acquired technology included under Costs of Revenues	$553	$456	$1,659	$1,525
Amortization of acquired intangible assets presented separately under Costs and Expenses	318	314	946	942
Total amortization of acquired intangible assets	$871	$770	$2,605	$2,467

The Company expects annual amortization of acquired identifiable intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2022 (remaining three months)	$879
2023	3,491
2024	3,093
2025	2,928
2026	2,759
2027 and thereafter	5,784
Total future amortization expense	$18,934

There were no impairment charges for goodwill and intangible assets during the three and nine months ended September 30, 2022 and 2021.

5. LEASES

The Company leases administrative and sales offices and certain equipment under non-cancellable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various dates through 2028. The Company had no leases that were classified as a financing lease as of September 30, 2022, and December 31, 2021.

In the first quarter of 2022, the Company early terminated an office lease contract. The termination of this lease reduced the Company’s operating lease right-of-use assets and lease liabilities by approximately $0.5 million and $0.6 million, respectively. The gain from the lease termination of approximately $0.1 million was recorded under selling, general and administrative expense in the accompanying Condensed Consolidated Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2022.

Lease expense was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense (1)	$375	$448	$1,073	$1,417
Short-term lease and variable lease expense (2)	244	196	801	602
Total lease expense	$619	$644	$1,874	$2,019
(1)	Net of gain recognized upon lease termination of $0.1 million in the nine months ended September 30, 2022.
(2)	Leases with an initial term of 12 months or less are not recorded on the accompanying Condensed Consolidated Balance Sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease expense for the periods presented primarily included common area maintenance charges.

Supplemental condensed consolidated balance sheets information related to operating leases was as follows:

	September 30,	December 31,
	2022	2021
Weighted average remaining lease term under operating ROU leases (in years)	5.6	5.7
Weighted average discount rate for operating lease liabilities	4.82%	5.25%

Maturities of operating lease liabilities as of September 30, 2022, were as follows (in thousands):

Year Ending December 31,	Amount (1)
2022 (remaining three months)	$400
2023	1,600
2024	1,538
2025	1,454
2026	1,355
2027 and thereafter	2,286
Total future minimum lease payments	$8,633
Less: Interest (2)	(1,111)
Present value of future minimum lease payments under operating lease liabilities (3)	$7,522
(1)	As of September 30, 2022, the total operating lease liability includes approximately $0.9 million related to an option to extend a lease term that is reasonably certain to be exercised.
(2)	Calculated using incremental borrowing interest rate for each lease.
(3)	Includes the current portion of operating lease liabilities of $1.4 million as of September 30, 2022.

6. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On June 4, 2020, the Company’s Board of Directors adopted a stock repurchase program (the “2020 Program”) to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, over the next two years. During the nine months ended September 30, 2022, the Company repurchased 218,858 shares under the 2020 Program at an average price of $26.40 per share for an aggregate total price of $5.8 million. During the nine months ended September 30, 2021, the Company repurchased 251,212 shares under the 2020 Program at an average price of $18.01 per share for an aggregate total price of $4.5 million. Through April 10, 2022, 470,070 shares had been repurchased under the 2020 Program at an average price of $21.91 per share, for an aggregate total price of $10.3 million.

On April 11, 2022, the Board of Directors terminated the 2020 Program, and adopted a new program (the “2022 Program”) to repurchase up to $35.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, from time to time, over the next two years. During the nine months ended September 30, 2022, the Company repurchased 714,600 shares under the 2022 Program at an average price of $23.36 per share for an aggregate total price of $16.7 million.

7. EMPLOYEE BENEFIT PLANS

On September 30, 2022, the Company had the following stock-based compensation plans:

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

The Company estimated the fair value of purchase rights granted under the 2021 Purchase Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Nine Months Ended September 30,
	2022	2021
Expected life (in years)	1.25	1.25
Volatility	48.73%	48.00%
Risk-free interest rate	2.75%	0.11%
Expected dividend	—	—
Weighted average fair value of purchase rights granted during the period	$10.00	$6.71

During the three months ended September 30, 2022, a total of 92,043 shares were issued under the 2021 Purchase Plan, at a weighted-average purchase price of $16.40 per share. During the nine months ended September 30, 2022, a total of 182,083 shares were issued under the 2021 Purchase Plan, at a weighted-average purchase price of $16.15 per share. During the nine months ended September 30, 2022 and 2021, a total of 5,203 and 108,623 shares, respectively, were issued under the 2010 Purchase Plan, at a weighted-average purchase price of $13.40 per share and $9.53 per share, respectively. As of September 30, 2022, unrecognized compensation cost related to the 2021 Purchase Plan was $1.6 million. This estimated unrecognized cost is expected to be recognized over a weighted average period of 1.2 years. There was no unrecognized compensation cost related to the 2010 Purchase Plan as of September 30, 2022.

As of September 30, 2022, 817,917 shares were available for future issuance under the 2021 Purchase Plan.

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

As of September 30, 2022, 13.3 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 3.5 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.5 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after the adoption of the 2011 Plan through September 30, 2022. As of September 30, 2022, there were no outstanding awards that had been granted outside of the 2011 or 2001 Plans (collectively, the “Stock Plans”).

The Company estimated the fair value of share-based awards granted under the 2011 Stock Plan during the period using the Black-Scholes-Merton option-pricing model. There were no stock options granted during the three and nine months ended September 30, 2022 and 2021.

Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expense before taxes related to the Company’s stock plans and employee stock purchase plans was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Costs of revenues	$854	$670	$2,237	$1,860
Research and development	2,180	1,299	7,158	4,013
Selling, general and administrative	2,102	1,394	5,166	3,601
Stock-based compensation expenses	$5,136	$3,363	$14,561	$9,474

Additional information with respect to options under the Stock Plans during the nine months ended September 30, 2022, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)	per Share	(Years)	(in thousands)
Outstanding, January 1, 2022	226	$12.78
Granted	—	—
Exercised	(109)	9.79
Canceled	(6)	13.35
Expired	(2)	8.79
Outstanding, September 30, 2022	109	$15.77	3.93	$960
Vested and expected to vest, September 30, 2022	109	$15.77	3.91	$955
Exercisable, September 30, 2022	94	$15.75	3.42	$825

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $24.53 per share as of September 30, 2022. The total intrinsic value of options exercised was $1.8 million during the nine months ended September 30, 2022.

As of September 30, 2022, there was $0.1 million of total unrecognized compensation cost, net of forfeiture, related to unvested stock options, which is expected to be recognized over a weighted average period of 1.2 years. The total fair value of shares vested was immaterial during the nine months ended September 30, 2022.

Nonvested restricted stock unit activity during the nine months ended September 30, 2022, was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)	Per Share
Nonvested, January 1, 2022	1,872	$18.24
Granted	1,144	$22.74
Vested	(738)	$18.13
Forfeited	(75)	$19.41
Nonvested, September 30, 2022	2,203	$20.57

As of September 30, 2022, there was $35.0 million of total unrecognized compensation cost related to restricted stock units. That cost is expected to be recognized over a weighted average period of 2.7 years. Restricted stock units do not have rights to dividends prior to vesting.

8. INCOME TAXES

Income tax expense increased by $1.8 million for the nine months ended September 30, 2022, to a $3.3 million income tax expense as compared to $1.5 million for the nine months ended September 30, 2021. The Company’s effective tax rate expense was (547.7%) and (12.0%) for the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate expense increased in the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to increases in foreign withholding taxes and changes in the geographic mix of worldwide income, which is subject to taxation at different statutory tax rates.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of September 30, 2022, was $15.2 million, of which $1.8 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2021, was $14.7 million, of which $2.0 million, if recognized, would affect the Company’s effective tax rate. As of September 30, 2022, the Company has recorded unrecognized tax benefits of $2.3 million, including interest and penalties of $0.6 million, as long-term taxes payable in the accompanying Condensed Consolidated Balance Sheet. The remaining $13.5 million has been recorded net of the Company’s deferred tax assets (“DTAs”), which is subject to a full valuation allowance.

The valuation allowance was approximately $51.6 million as of September 30, 2022, and December 31, 2021, which was related to U.S. net federal and state DTAs. The worldwide net deferred tax assets balance as of September 30, 2022, and December 31, 2021 were not significant.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$1,385	$(2,407)	$(3,912)	$(14,488)
Denominator:
Basic weighted-average shares outstanding	37,226	37,221	37,285	37,067
Effect of dilutive options and restricted stock units	828	—	—	—
Diluted weighted-average shares outstanding	38,054	37,221	37,285	37,067

Net income (loss) per share – Basic	$0.04	$(0.06)	$(0.10)	$(0.39)
Net income (loss) per share – Diluted	$0.04	$(0.06)	$(0.10)	$(0.39)

For the nine months ended September 30, 2022 and for the three and nine months ended 2021, because the Company was in a loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of the potential common shares would have been anti-dilutive.

The following table sets forth potential shares of common stock that were not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Outstanding options	—	128	63	182
Nonvested restricted stock units	62	915	784	997
Employee Stock Purchase Plan	—	30	75	14
Total	62	1,073	922	1,193

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

The Company had revenues from individual customers that are approximately 10% or more of the Company’s consolidated total revenues as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Customer	2022	2021		2022	2021
A	28%	25%		30%	12%
B	16%	*	%	11%	* %
C	* %	*	%	* %	10%

* represents less than 10%

Gross accounts receivable balances (including amounts that are unbilled) from individual customers that are approximately 10% or more of the Company’s gross accounts receivable balance as follows:

	September 30,	December 31,
Customer	2022	2021
A	27%	29%
B	14%	15%
C	18%	* %

* represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (amounts in thousands):

	Three Months Ended September 30,
	2022		2021
		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues
United States	$18,292	46%	$13,983	47%
China	9,555	24	4,038	14
Japan	2,818	7	2,515	9
Rest of the world	9,195	23	9,019	30
Total revenue	$39,860	100%	$29,555	100%

	Nine Months Ended September 30,
	2022		2021
		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues
United States	$52,869	49%	$34,634	43%
China	18,214	17	10,065	12
Japan	8,219	8	8,543	10
Rest of the world	28,724	26	27,932	35
Total revenue	$108,026	100%	$81,174	100%

Long-lived assets, net by geographic area are as follows (in thousands):

	September 30,	December 31,
	2022	2021
United States (1)	$43,469	$39,158
Rest of the world	1,293	1,545
Total long-lived assets, net	$44,762	$40,703

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of September 30, 2022, and December 31, 2021, and the basis for those measurements (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other
		Identical	Observable	Significant
	September 30,	Assets	Inputs	Unobservable
Assets	2022	(Level 1)	(Level 2)	Inputs (Level 3)
Cash equivalents
Money market mutual funds	$70,934	$70,934	$—	$—
U.S. Government securities (1)	2,994	2,994	—	—
Short-term investments (available-for-sale debt securities)
U.S. Government securities (1)	22,357	22,357	—	—
Total	$96,285	$96,285	$—	$—

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Assets	2021	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market mutual funds	$12,474	$12,474	$—	$—
Short-term investments (available-for-sale debt securities)
U.S. Government securities (1)	112,542	112,542	—	—
Total	$125,016	$125,016	$—	$—
(1)	As of September 30, 2022, and December 31, 2021, the amortized cost of the Company’s investments in U.S Government securities approximated their fair value due to their short-term maturities, and there have been no events or changes in circumstances that would have had a significant effect on the fair value of these securities in the periods presented. There was no material realized or unrealized gains or losses, either individually or in the aggregate.

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

Purchase Obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of September 30, 2022, total outstanding purchase obligations were $13.7 million, the majority of which is due within the next 12 months.

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

Legal Proceedings — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable, and the loss can be reasonably estimated in accordance with FASB requirements. As of September 30, 2022, except as disclosed below, the Company was not party to any material legal proceedings for which a loss was probable or an amount was accrued.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “projected,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “target” or “continue,” the negative effect of terms like these or other similar expressions. These statements include, but are not limited to, statements concerning: expectations about the effectiveness of our business and technology strategies; expectations regarding global economic trends; the impact of rising inflation and global interest rates, expectations regarding recent and future acquisitions; current semiconductor industry trends; expectations of the success and market acceptance of our intellectual property and our solutions; the continuing impact of COVID-19 on the semiconductor industry and our business, supply chain disruptions, possible impacts from the evolving trade regulatory environment and geopolitical tensions and our ability to obtain additional financing if needed. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10 K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022. All references to “we”, “us”, “our”, “PDF”, “PDF Solutions” or “the Company” refer to PDF Solutions, Inc.

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

Industry Trends

The ongoing COVID-19 pandemic has significantly affected how we and our customers operate our businesses. We continue to closely monitor the COVID-19 situation with a focus on our employees’ safety as our employees, who were working in-office prior to COVID-19, have continued to return to working in-office for a certain number of days each week, subject to any current and future local restrictions. In addition, our personnel worldwide can be subject to various country-to-country travel restrictions, which limits the ability of some employees to travel to other offices or customer sites. We believe the lack of an ability to meet in person during most of 2021 and to some degree the first half of 2022 made it harder for us to sell complex or new technologies to some customers during these periods. As we continue to meet with these customers in person, we believe we may improve traction with them. To date, we have been able to provide uninterrupted access to our products and services due to our globally distributed workforce, many of whom were working remotely prior to the pandemic, and our pre-existing infrastructure, which supports secure access to our internal systems. The total duration and full extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the ultimate severity and transmission rate of the virus and its variants, the extent and effectiveness of containment actions and vaccinations, and the impact of these and other factors on our employees, customers, partners, and suppliers. To date, one effect of the COVID-19 pandemic is a global shortage in semiconductors due primarily to supply chain disruptions and many companies, including in the automotive industry, have announced shortages in production. Although this shortage has not materially affected our business, this trend may affect our future business opportunities, particularly future Gainshare and Cimetrix run-time licenses, if our customers’ production volumes decrease.

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

There are other business trends that may affect our business opportunities generally. For instance, the demand for consumer electronics, communications devices, and high-performance computing continues to drive technological innovation in the semiconductor industry as the need for products with greater performance, lower power consumption, reduced costs, and smaller size continues to grow with each new product generation. In addition, advances in computing systems and mobile devices continue to fuel demand for higher capacity memory chips. To meet these demands, IC manufacturers and designers are constantly challenged to improve the overall performance of their ICs by designing and manufacturing ICs with more embedded applications to create greater functionality while lowering power and cost per transistor. As this trend continues, companies will continually be challenged to improve process capabilities to optimally produce ICs with minimal random and systematic yield loss, which is driven by the lack of compatibility between the design and its respective manufacturing process. We believe that these difficulties will continue to create a need for our products and services that address yield loss across the IC product life cycle. For further instance, the ongoing Russo-Ukrainian war is negatively impacting the global supply chain generally, e.g., reducing the production of millions of new cars and trucks, which indirectly impacts the global semiconductor market, and also affecting global energy markets and causing shortages and rising prices of semiconductors directly. Ukraine and Russia are both top suppliers of neon gas that is used in lasers and chip manufacturing, and Russia is a major producer of palladium, a rare metal used in computer components, sensors, and fuel cells. Limitations on the supply of these two elements can severely affect the global supply chain, which is already scarce in semiconductors. Russia also supplies much of the world’s premium nickel, which is used by electronics manufacturers to make batteries. If these trends continue or worsen, we may face a shortage of critical components for our own tools and our business may suffer if the business of our customers decreases. Rising prices of semiconductors may mean increased royalties to us and increased Integrated Yield Ramp revenue. We are also actively monitoring the macroeconomic environment, including the potential impact of inflationary pressures and increasing global interest rates, for impacts on our material, labor and other costs.

The U.S. government continues to expand and intensify export controls and sanctions. This includes the addition of many People’s Republic of China (“P.R.C.”) and Russian companies to the U.S. Export Administration Regulations (“EAR”) Entity List or Unverified List. These listings restrict supply to designees of items that are subject to the EAR. After an internal evaluation, we determined that a large percentage of our software products are not of U.S. origin and are, thus, not subject to the EAR. Our standard operations include development, distribution processes, software download sites, and professional service centers and processes located in various geographies around the world to better serve our customers. Some customers in the P.R.C., in particular, have nonetheless expressed concerns to us that continued action by the U.S. government could potentially interrupt their ability to make use of our products or services.

In October 2022, the U.S. government issued an interim final rule (87 Fed. Reg. 62186) with additional export control regulations that may be relevant to our business. Among several changes, the U.S. government imposed restrictions on supply, to any P.R.C. fabrication facility that produces certain advanced logic or memory ICs, when the supply involves a product or technology (“Item”) that is “subject to the EAR” or involves a “U.S. person” in providing, facilitating providing, or servicing an Item that is “not subject to the EAR.” Another change is a restriction on supply of an item “subject to the EAR” destined for use in P.R.C. development or production of certain IC manufacturing equipment. Industry members, including our Company, continue to generate questions and evaluate the effects of the new regulations. The U.S. government has committed to “rolling guidance” to resolve issues and answer questions in the coming months. In addition, the U.S. government expanded the “foreign direct product rule,” together with EAR jurisdiction and restrictions, to additional foreign-produced Items of certain types or in connection with additional restricted parties in the P.R.C. Based on our current assessments, we expect the impact of these expanded trade restrictions on our business to be limited. We will continue to monitor for any further trade restrictions, other regulatory or policy changes by the U.S. or foreign governments and any actions in response, and remain committed to complying with applicable law. The uncertainty caused by these recent regulations and the potential for additional future restrictions could, nonetheless, negatively affect our future sales in the P.R.C. market.

Geopolitical tension between the U.S. and P.R.C. continues to increase, with both governments taking actions and making statements that lean in the direction of confrontation, including on the issue of Taiwan. Growing tension also increases risk of unintended mishap, mistake, or accident leading to escalation and global supply chain disruption. The continuing tension between the U.S. and P.R.C. and/or Russian governments in trade and security matters or the perception of that tension could lead to disruptions or reductions in international trade, deter or prevent purchasing activity of customers, and negatively impact our China sales (with respect to U.S.-P.R.C. tensions) and financial results in general (with respect to global tensions).

Financial Highlights

Financial highlights for the three months ended September 30, 2022, are as follows:

●	Total revenues were $39.9 million, an increase of $10.3 million, or 35%, compared to the three months ended September 30, 2021. Analytics revenue was $32.9 million, an increase of $5.7 million, or 21%, compared to the three months ended September 30, 2021. The increase in Analytics revenue was driven by increases in revenue from CV systems and DFI systems across multiple contracts and customers, and increases in revenues from Cimetrix and Exensio software licenses. Integrated Yield Ramp revenue increased $4.6 million, or 196%, compared to the three months ended September 30, 2021, primarily due to an increase in Gainshare royalty from increased customer wafer shipments at non-leading edge nodes and hours worked on fixed fee engagements.

●	Costs of revenues increased $1.5 million, compared to the three months ended September 30, 2021, primarily due to increases in personnel-related costs, cloud-delivery costs and subcontractor costs. These increases were partially offset by decreases in facilities and information technology-related costs including depreciation expenses.
●	Net income was $1.4 million, compared to a $2.4 million loss for the three months ended September 30, 2021. The increase in net income was primarily attributable to an increase in total revenues and other income from net foreign currency exchange gain, partially offset by increases in costs of revenues and operating expenses related primarily to our research and development, sales and marketing activities, and general and administrative expenses, which were primarily related to increases in personnel-related costs, cloud-services related costs, subcontractor costs, and an increase in income tax expense.

Financial highlights for the nine months ended September 30, 2022, are as follows:

●	Total revenues were $108.0 million, an increase of $26.9 million, or 33%, compared to the nine months ended September 30, 2021. Analytics revenue was $94.4 million, an increase of $28.3 million, or 43%, compared to the nine months ended September 30, 2021. The increase in Analytics revenue was driven by increases in revenue from CV systems and DFI systems across multiple contracts and customers, and increases in revenues from Cimetrix and Exensio software licenses. Integrated Yield Ramp revenue decreased $1.4 million, or 9%, compared to the nine months ended September 30, 2021, primarily due to the end of Gainshare periods, partially offset by an increase in hours worked on fixed fee engagements.
●	Costs of revenues increased $3.6 million, compared to the nine months ended September 30, 2021, primarily due to increases in personnel-related costs, cloud-delivery costs, and subcontractor costs. These increases were partially offset by decreases in facilities and information technology-related costs, including depreciation expenses, software royalties, and license expenses.
●	Net loss was $3.9 million, compared to a $14.5 million loss for the nine months ended September 30, 2021. The decrease in net loss was primarily attributable to an increase in total revenues and other income from net foreign currency exchange gain, partially offset by increases in costs of revenues and operating expenses related primarily to our research and development, sales and marketing activities, and general and administrative expenses, which were primarily related to increases in personnel-related costs, cloud-services related costs and subcontractor costs, and an increase in income tax expense.
●	Cash, cash equivalents and short-term investments decreased $24.1 million to $116.1 million at September 30, 2022, from $140.2 million at December 31, 2021, primarily due to cash used to repurchase shares of common stock and payment for taxes related to net share settlement of equity awards, and for the purchase of property and equipment, partially offset by proceeds from the exercise of stock options, proceeds from purchases under our employee stock purchase plans and cash provided by operating activities.

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

There were no material changes during the nine months ended September 30, 2022, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Income Taxes

We are required to assess whether it is “more-likely-than-not” that we will realize our deferred tax assets. If we believe that they are not likely to be fully realizable before the expiration dates applicable to such assets, then to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on all available evidence, both positive and negative, we determined a full valuation allowance was still appropriate for our U.S. federal and state net deferred tax assets (“DTAs”), primarily driven by a cumulative loss incurred over the 12-quarter period ended September 30, 2022, and the likelihood that we may not utilize tax attributes before they expire. The valuation allowance was approximately $51.6 million as of September 30, 2022, and December 31, 2021. We will continue to evaluate the need for a valuation allowance and may change our conclusion in a future period based on changes in facts (e.g., 12-quarter cumulative profit, significant new revenue, etc.). If we conclude that we are more likely than not to utilize some or all of our U.S. DTAs, we will release some or all of our valuation allowance and our tax provision will decrease in the period in which we make such determination.

We evaluate our DTAs for realizability considering both positive and negative evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies and any carryback availability. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results. Changes in the net DTAs, less offsetting valuation allowance, in a period are recorded through the income tax provision and could have a material impact on the Condensed Consolidated Statements of Comprehensive Income (Loss).

Our income tax calculations are based on application of applicable U.S. federal, state, or foreign tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the Condensed Consolidated Statements of Comprehensive Income (Loss). At September 30, 2022, no deferred taxes have been provided on undistributed earnings from our international subsidiaries. We intend to reinvest the earnings of our non-U.S. subsidiaries in those operations indefinitely. As such, we have not provided for any foreign withholding taxes on the earnings of foreign subsidiaries as of September 30, 2022. The earnings of our foreign subsidiaries are taxable in the U.S. in the year earned under the Global Intangible Low-Taxed Income rules implemented under 2017 Tax Cuts and Jobs Act.

The Inflation Reduction Act of 2022 (the “Act”) was signed into U.S. law on August 16, 2022. The Act includes various tax provisions, including an excise tax on stock repurchases, expanded tax credits for clean energy incentives, and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted financial statement income over a three year period in excess of $1 billion. While the details of the computation of the tax and implementation of the incentives will be subject to regulations that have not yet been released by the U.S. Department of the Treasury, the Company does not expect the Act to materially impact its financial statements.

The Creating Helpful Incentives to Produce Semiconductors Act (the “CHIPS Act”) was signed into U.S. law on August 9, 2022. CHIPS Act is intended to increase domestic competitiveness in semiconductor manufacturing capacity, increase research and development in computing, artificial intelligence, clean energy, and nanotechnology through federal government programs and incentives over the next ten years. CHIPS Act includes an advanced manufacturing tax credit equal to 25% of qualified investments in property purchased for an advanced manufacturing facility. We are evaluating the potential benefits of CHIPS Act to our business.

Valuation of Long-lived Assets including Goodwill and Intangible Assets

We record goodwill when the purchase consideration of an acquisition exceeds the fair value of the net tangible and identified intangible assets as of the date of acquisition. We have one operating segment and one operating unit. We perform an annual impairment assessment of goodwill during the fourth quarter of each calendar year or more frequently, if required to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill. There was no impairment of goodwill for the three and nine months ended September 30, 2022.

Our long-lived assets, excluding goodwill, consist of property, equipment, and intangible assets. We periodically review our long-lived assets for impairment. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. There was no impairment of long-lived assets for the three and nine months ended September 30, 2022.

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

Results of Operations

Discussion of Financial Data for the Three and Nine Months ended September 30, 2022

Revenues, Costs of Revenues, and Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Revenues:
Analytics	$32,879	$27,194	$5,685	21%	$94,422	$66,165	$28,257	43%
Integrated Yield Ramp	6,981	2,361	4,620	196%	13,604	15,009	(1,405)	(9)%
Total revenues	39,860	29,555	10,305	35%	108,026	81,174	26,852	33%
Costs of revenues	12,545	11,070	1,475	13%	36,116	32,518	3,598	11%
Gross profit	$27,315	$18,485	$8,830	48%	$71,910	$48,656	$23,254	48%
Gross margin	69%	63%			67%	60%

Analytics revenue as a percentage of total revenues	82%	92%			87%	82%
Integrated Yield Ramp revenue as a percentage of total revenues	18%	8%			13%	18%

Analytics Revenue

Analytics revenue increased $5.7 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in Analytics revenue was primarily driven by increases in revenues from CV systems and DFI systems across multiple contracts and customers, and increases in revenues from Cimetrix and Exensio software licenses.

Analytics revenue increased $28.3 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in Analytics revenue was primarily driven by increases in revenues from CV systems and DFI systems across multiple contracts and customers, and increases in revenues from Cimetrix and Exensio software licenses.

Integrated Yield Ramp Revenue

Integrated Yield Ramp revenue increased $4.6 million for the three months ended September 30, 2022, compared to the prior year period, primarily due to an increase in Gainshare royalty from increased customer wafer shipments at non-leading edge nodes and hours worked on fixed fee engagements.

Integrated Yield Ramp revenue decreased $1.4 million for the nine months ended September 30, 2022, compared to the prior year period, due to the end of Gainshare periods, partially offset by an increase in hours worked on fixed fees engagements.

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

Costs of Revenues

Costs of revenues consist primarily of costs incurred to provide and support our services, costs recognized in connection with licensing our software, and amortization of acquired technology. Service costs include material, personnel-related costs and related benefits including stock-based compensation expense, subcontractor costs, overhead costs, travel and allocated facilities-related costs. Software license costs consist of costs associated with cloud-delivery related expenses and licensing third-party software used by us in providing services to our customers in solution engagements or sold in conjunction with our software products.

The increase in costs of revenues of $1.5 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was primarily due to (i) a $0.9 million increase in personnel-related costs due to worldwide merit increases, increases in benefit costs, stock-based compensation expense, and bonus expense, (ii) a $0.4 million increase in cloud-delivery costs, and (iii) a $0.2 million increase in subcontractor costs. These were partially offset by a $0.2 million decrease in facilities and information technology-related costs including depreciation expense.

The increase in costs of revenues of $3.6 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily due to (i) a $2.6 million increase in personnel-related costs due to worldwide merit increases, increases in benefit costs, stock-based compensation expense, and bonus expense, (ii) a $1.2 million increase in cloud-delivery costs, and (iii) a $0.6 million increase in subcontractor costs. These were partially offset by (i) a $0.7 million decrease in facilities and information technology-related costs including depreciation expense and (ii) a $0.1 million decrease in software royalties and license expenses.

Gross Margin

Gross margin increased 6 percentage points for the three months ended September 30, 2022, to 69%, compared to 63% for the three months ended September 30, 2021. The higher gross margin during the three months ended September 30, 2022 was primarily due to higher total revenue when compared to the year-ago period.

Gross margin increased 7 percentage points for the nine months ended September 30, 2022, to 67%, compared to 60% for the nine months ended September 30, 2021. The higher gross margin during the nine months ended September 30, 2022 was primarily due to higher total revenue and decreases in certain costs of revenues, as discussed above, which decreased the costs of revenues as a percentage of total revenues, when compared to the year-ago period.

Operating Expenses:

Research and Development

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Research and development	$14,303	$10,657	$3,646	34%	$41,766	$32,562	$9,204	28%
As a percentage of total revenues	36%	36%			39%	40%

Research and development expenses consist primarily of personnel-related costs including compensation, benefits and stock-based compensation expense, outside development services, third-party cloud-services related cost, travel, and facilities cost allocations, to support product development activities.

Research and development expenses increased for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to (i) a $2.7 million increase in personnel-related costs primarily resulting from increases in stock-based compensation expense, headcount, bonus expense, benefit costs, and worldwide merit increases, (ii) a $0.6 million increase in subcontractor expenses primarily related to DFI systems and Cimetrix software, (iii) a $0.1 million increase in facilities and information technology-related costs including depreciation expense, and (iv) a $0.1 million increase in travel expenses.

Research and development expenses increased for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to (i) a $7.3 million increase in personnel-related costs primarily resulting from increases in stock-based compensation expense, headcount, bonus expense, benefit costs, and worldwide merit increases, (ii) a $1.1 million increase in subcontractor expenses primarily related to CV systems and Exensio and Cimetrix software, and (iii) a $0.5 million increase in facilities and information technology-related costs including depreciation expense, and (iv) a $0.3 million increase in travel expense.

We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the size and the timing of product development projects.

Selling, General, and Administrative

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Selling, general and administrative	$12,005	$9,609	$2,396	25%	$32,614	$28,482	$4,132	15%
As a percentage of total revenues	30%	33%			30%	35%

Selling, general, and administrative expenses consist primarily of compensation, benefits and stock-based compensation expense for sales, marketing and general and administrative personnel, legal and accounting services, marketing communications expenses, third-party cloud-services related costs, travel and facilities cost allocations.

Selling, general, and administrative expenses increased for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to (i) a $2.2 million increase in personnel-related costs mainly resulting from increases in stock-based compensation expense, headcount, bonus and commission expenses, benefit costs, and worldwide merit increases, (ii) a $0.2 million increase in facilities and information technology-related costs, including third-party cloud-services related costs, (iii) a $0.3 million increase in travel and other expenses, and (iv) a $0.2 million increase in legal fees related to the arbitration proceeding over a disputed customer contract. These were partially offset by a $0.5 million decrease in subcontractor expenses.

Selling, general, and administrative expenses increased for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to (i) a $4.0 million increase in personnel-related costs mainly resulting from increases in stock-based compensation expense, headcount, bonus and commission expense, benefit costs, and worldwide merit increases, (ii) a $0.4 million increase in facilities and information technology-related costs including depreciation expense, (iii) a $0.4 million increase in third-party cloud-services related costs, and (iv) a $0.2 million increase in travel expenses. These were partially offset by a (i) a $0.7 million decrease in subcontractor expenses, and (ii) a $0.2 million decrease in legal fees related to the arbitration proceeding over a disputed customer contract.

We anticipate our selling, general, and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

Amortization of Other Acquired Intangible Assets

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Amortization of acquired intangible assets	$318	$314	$4	1%	$946	$942	$4	0%

Amortization of other acquired intangible assets primarily consists of amortization of intangibles acquired as a result of certain business combinations.

Interest and Other Expense (Income), Net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Interest and other expense (income), net	$(1,511)	$(194)	$(1,317)	679%	$(2,812)	$(391)	$(2,421)	619%

Interest and other expense (income), net, primarily consists of interest income, and foreign currency transaction exchange gains and losses.

Interest and other expense (income), net increased for the three and nine months ended September 30, 2022, compared to the year-ago periods, primarily due to a higher foreign currency exchange gain resulting from a net favorable fluctuation in foreign exchange rates and interest income.

Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Income tax expense	$815	$506	$309	61%	$3,308	$1,549	$1,759	114%

Income tax expense increased for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, primarily due to increases in foreign withholding taxes and changes in the geographic mix of worldwide income, which is subject to taxation at different statutory tax rates.

Any significant change in our future effective tax rates could adversely impact our consolidated financial position, results of operations and cash flows. Our future tax rates may be adversely affected by a number of factors including increase in expenses not deductible for tax purposes, tax legislations in the United States and in foreign countries where we are subject to tax jurisdictions, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, our ability to use tax attributes such as research and development tax credits and net operation losses, the tax effects of employee stock activity, audit examinations with adverse outcomes, changes in generally accepted accounting principles and the effectiveness of our tax planning strategies.

Liquidity and Capital Resources

As of September 30, 2022, our working capital, defined as total current assets less total current liabilities, was $128.1 million, compared to $144.7 million as of December 31, 2021. Total cash and cash equivalents, and short-term investments were $116.1 million as of September 30, 2022, compared to cash and cash equivalents of $140.2 million as of December 31, 2021. As of September 30, 2022, and December 31, 2021, cash and cash equivalents held by our foreign subsidiaries were $6.9 million and $5.3 million, respectively. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures, other obligations for at least the next twelve months.

There has been no significant impact in respect to Liquidity and Capital Resources from the global COVID-19 pandemic.   For risk discussion about the continuing impact of global COVID-19 pandemic on our operations or demand for our products, refer to Part I, Item 1A, “Risk Factors” of our Annual Report for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

Repurchase of Company’s Common Stock

On June 4, 2020, the Company’s Board of Directors adopted a stock repurchase program (the “2020 Program”) to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, over the next two years. During the nine months ended September 30, 2022, the Company repurchased 218,858 shares under the 2020 Program at an average price of $26.40 per share, for a total price of $5.8 million. Through April 10, 2022, under the 2020 Program, the Company repurchased a total of 470,070 shares at an average price of $21.91 per share, for a total price of $10.3 million. On April 11, 2022, the Board of Directors terminated the 2020 stock repurchase program, and adopted a new program (the “2022 Program”) to repurchase up to $35.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, from time to time, over the next two years. During the nine months ended September 30, 2022, the Company repurchased 714,600 shares under the 2022 Program at an average price of $23.36 per share, for a total price of $16.7 million.

Cash Flow Data

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021	$ Change
(In thousands)
Net cash flows provided by (used in):
Operating activities	$8,023	$3,827	$4,196
Investing activities	83,354	42,302	41,052
Financing activities	(24,186)	(5,494)	(18,692)
Effect of exchange rate changes on cash and cash equivalents	(1,147)	(193)	(954)
Net increase in cash, cash equivalents, and restricted cash	$66,044	$40,442	$25,602

Net Cash Flows Provided by Operating Activities

Cash flows provided by operating activities during the nine months ended September 30, 2022, consisted of net loss, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, stock-based compensation expense, amortization of acquired intangible expense, amortization of costs capitalized to obtain revenue contracts and net change in operating assets and liabilities. The $4.2 million increase in cash flows from operating activities for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was driven primarily by a $10.6 million decrease in net loss, a $11.4 million decrease in net change from operating assets and liabilities, and a $5.0 million increase in non-cash adjustments to net loss, which mainly resulted from an increase in stock-based compensation expense of $5.1 million and an increase in amortization of costs capitalized to obtain revenue contracts of $0.6 million, partially offset by a decrease in depreciation and amortization of $0.6 million.

The major contributors to the net change in operating assets and liabilities for the nine months ended September 30, 2022, were as follows:

●	Accounts receivable increased by $15.0 million, primarily due to contractual invoicing activity partially offset by collections from customers;
●	Prepaid expense and other current assets increased by $2.8 million, primarily due to the timing of billing of contract assets related to fixed-price service contracts, and increase in deferred commission expense, partially offset by a decrease in prepaid expenses related to third party software licenses and cloud-subscription related costs and a decrease in income tax receivable;
●	Other non-current assets decreased by $1.5 million primarily due to the amortization of non-current prepaid expenses, deferred costs to obtain contracts with customers and lower unbilled accounts receivable;
●	Accounts payable decreased by $2.9 million primarily due to the timing of payments of vendor invoices;
●	Accrued and other liabilities increased by $2.6 million primarily due to the timing of vendor invoices and accrued income taxes;
●	Accrued compensation and related benefits increased by $3.6 million primarily due to accrued bonuses, unused vacation, and accrued sales commissions, partially offset by a decrease in accrual due to exercise of purchase rights under employee stock purchase plans; and
●	Deferred revenue increased by $2.3 million, primarily due to the timing of billing and revenue recognition.

Net Cash Flows Provided by Investing Activities

Cash provided by investing activities increased by $41.1 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

For the nine months ended September 30, 2022, cash provided by investing activities primarily related to proceeds from maturities and sales of short-term investments of $136.0 million, partially offset by purchases of short-term investments of $45.8 million, and purchases of and prepayments for property and equipment of $6.7 million primarily related to our DFI systems and CV systems.

For the nine months ended September 30, 2021, cash provided by investing activities primarily related to proceeds from maturities and sales of short-term investments of $136.0 million, offset by purchases of short-term investments of $91.0 million and property and equipment of $2.7 million primarily related to our DFI systems.

Net Cash Flows Used in Financing Activities

Net cash used in financing activities increased by $18.7 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

For the nine months ended September 30, 2022, net cash used in financing activities primarily consisted of $22.5 million for the repurchase of shares of our common stock and $5.8 million in cash payments for taxes related to net share settlement of equity awards, partially offset by $4.1 million of proceeds from our employee stock purchase plans and exercise of stock options.

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

Interest Rate Risk.  As of September 30, 2022, we had cash and cash equivalents and short-term investments of $116.1 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments and short-term investments consisted of U.S. Government securities. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at September 30, 2022, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations.

At September 30, 2022 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure to any financial institution by evaluating the creditworthiness of the financial institutions with which we invest and investing through more than one financial institution.

Foreign Currency and Exchange Risk.  Certain of our receivables and payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our revenues and operating expenditures are subject to foreign currency risks. From time to time, we enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. As of September 30, 2022, we had no outstanding forward contracts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2022, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of September 30, 2022, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 12, Commitments and Contingencies to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, for information regarding our legal proceedings.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022, except as set forth immediately below.

We are subject to governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets.

We are subject to export controls and economic sanctions laws and regulations that restrict selling, shipping or transmitting our products and services and transferring our technology outside the United States. These requirements also restrict domestic release of software and technology to foreign nationals. In addition, we are subject to customs and other import requirements that regulate imports that are important for our business. If we fail to comply with the U.S. Export Administration Regulations or other U.S. or non-U.S. export requirements (collectively, the “Export Regulations”), we could be subject to substantial civil and criminal penalties, including fines for the Company and the possible loss of the ability to engage in exporting and other international transactions. Due to the nature of our business and technology, the Export Regulations may also subject us to governmental inquiries regarding transactions between us and certain foreign entities.

We believe that current Export Regulations do not materially impact our business at this time, but we cannot predict the impact that additional regulatory changes may have on our business in the future. The Export Regulations are fluid. For example, in October 2022 the U.S. Bureau of Industry and Security (the “BIS”) promulgated broad, novel restrictions that could cover supply of our products and other aspects of our business in connection with China. Also, BIS has placed certain entities on its entity list (the “Entity List”), which restricts supply of items to or in connection with the named entities. Further, in some circumstances the Export Administration Regulations require a license to export an item if the recipient will use the item to design or produce an item for a Huawei-affiliated company or certain other organizations on the Entity List. These regulations can also require licenses for exports that involve Chinese military or intelligence-related end users or end uses.

Future changes in the Export Regulations, including changes in the enforcement and scope of such regulations, may create delays in the introduction of our products or services in international markets or could prevent our customers with international operations from deploying our products or services globally. In some cases, such changes could prevent the export or import of our products or services to certain countries, governments or persons altogether. Any such delays or restrictions could adversely affect our business, financial condition and results of operations.

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

We have experienced in the past, and may experience in the future, interruptions in our information systems on which our global operations depend. We may in the future experience unplanned downtime of the infrastructure that delivers our SaaS products. Further, we may face attempts by others to gain unauthorized access through the Internet to our information technology systems whether hosted by us or service providers, to intentionally hack, interfere with, or cause physical or digital damage to or failure of such systems (such as significant viruses or worms), which attempts we or they may be unable to prevent. Our security measures may also be breached due to employee errors, malfeasance, or otherwise. Further, territorial invasions like Russia’s invasion of Ukraine can lead to cybersecurity attacks on technology companies, such as ours, located far outside of the conflict zone. In the event of prolonged business interruptions due to geopolitical events, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume our business operations.

In addition, we collect, use, store or disclose (collectively, “process”) an increasingly large amount of personal information, including from employees and customers, in connection with the operation of our business. The personal information we process is subject to an increasing number of federal, state, local and foreign laws regarding privacy and data security, as well as contractual commitments. Any failure or perceived failure by us to comply with such obligations may result in governmental enforcement actions, fines, litigation, or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Additionally, changes to applicable privacy or data security laws could impact how we process personal information, and therefore limit the effectiveness of our solutions or our ability to develop or deliver new products or services. For example, the European Union General Data Protection Regulation imposes stringent data protection requirements and provides for significant penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. Regulation is also increasingly occurring at the U.S. state level to supplement federal legislative action or inaction, as indicated by the California Consumer Privacy Act (the “CCPA”), which first became enforceable in 2020, and similar statutes that have been adopted in other states.

Despite our on-going efforts to enhance our network security measures, our information systems are susceptible to computer viruses, cyber-related security breaches and similar disruptions from unauthorized intrusions, tampering, misuse, criminal acts including phishing, or other events or developments that we may be unable to anticipate or fail to mitigate and we are subject to the inherent vulnerabilities of network security measures. For example, in the middle of 2020, we became aware that a malicious third-party actor had fraudulently obtained one-time credentials to a limited set of hosts in a small, segregated part of our network due to a vulnerability in a third-party VPN device. Third parties may also attempt to influence employees, users, suppliers or customers to disclose sensitive information in order to gain access to our, our customers’ or our business partners’ data. Additionally, third parties with whom we work, such as vendors or developers, may violate applicable laws or our policies and such violations can place personal information of our customers at risk. We or our service providers could be unaware of an incident or its magnitude and effects until after it is too late to prevent it and the damage it may cause. Further, because the techniques used to obtain unauthorized access to the information systems change frequently, and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

The theft, unauthorized use, or a cybersecurity attack that results in the publication of our trade secrets and other confidential business information as a result of such an incident could negatively affect our competitive position, the value of our investment in product or research and development, and third parties might assert against us or our customers claims related to such losses of confidential or proprietary information or end-user data and/or system reliability. We carry insurance that provides some protection against the potential losses arising from a cybersecurity incident, but it will likely not cover all such losses, and the losses it does not cover may be significant. In any such event, our business could be subject to significant disruption, which could impact our revenues or cause customers to cease doing business with us, and we could suffer monetary and/or other losses, including reputational harm, which costs we may not be able to recover from our service providers. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no stock repurchases during the third quarter of 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

INDEX TO EXHIBITS

Item 6. Exhibits

Exhibit Number	Description

10.01	Amendment #1 to Amendment #1 to SLA, dated June 5, 2022, by and between PDF Solutions, Inc. and Advantest America, Inc.†

31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.†

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).†
†	Filed herewith.
**	Furnished, and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDF SOLUTIONS, INC.

Date: November 10, 2022	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: November 10, 2022	By:	/s/ ADNAN RAZA
Adnan Raza
Executive Vice President, Finance and Chief
Financial Officer
(principal financial and accounting officer)