Form 10-K
period 2022-12-31
PDF SOLUTIONS INC
filed 2023-03-01
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $601 million as of the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 37,768,010 shares of the Registrant’s Common Stock outstanding as of February 24, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive Proxy Statement to be filed within 120 days from December 31, 2022.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, particularly in Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, statements concerning: expectations about the effectiveness of our business and technology strategies; expectations regarding global economic trends; the impact of rising global inflation and interest rates; expectations regarding recent and future acquisitions; current semiconductor industry trends; expectations of the success and market acceptance of our intellectual property and our solutions; the continuing impact of the coronavirus (COVID-19) on the semiconductor industry and our business; supply chain disruptions; possible impacts from the evolving trade regulatory environment and geopolitical tensions; and our ability to obtain additional financing if needed. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties discussed in this Form 10-K, especially those contained in Item 1A of this Form 10-K. The words “may,” “anticipate,” “plan,” “continue,” “could,” “projected,” “expect,” “believe,” “intend,” and “assume,” the negative of these terms and similar expressions are used to identify forward-looking statements. All forward-looking statements and information included herein is given as of the filing date of this Form 10-K with the Securities and Exchange Commission (“SEC”) and based on information available to us at the time of this report and future events or circumstances could differ significantly from these forward-looking statements. Unless required by law, we undertake no obligation to update publicly any such forward-looking statements.

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K. All references to fiscal year apply to our fiscal year that ends on December 31. All references to “we”, “us”, “our”, “PDF”, “PDF Solutions” or “the Company” refer to PDF Solutions, Inc.

PART I

Item 1. Business

Business Overview

We provide comprehensive data solutions designed to empower organizations across the semiconductor ecosystem to improve the yield and quality of their products and operational efficiency for increased profitability. We derive revenues from two sources, Analytics and Integrated Yield Ramp. Our offerings contribute to Analytics revenue through contract fees for on-premise software and hardware system licenses, software-as-a-service (“SaaS”), and other professional services. Certain of our Characterization services engagements contribute to Integrated Yield Ramp revenue through contract fees and a value-based, variable fee or royalty, which we call Gainshare. We are headquartered in Santa Clara, California and also operate worldwide with offices in Canada, China, France, Germany, Italy, Japan, Korea, and Taiwan.

Our customers include Fortune 500 companies across the semiconductor ecosystem. These companies use our products and services to achieve various goals depending on whether they are integrated device manufacturers (“IDMs”), fabless semiconductor companies, foundries, equipment manufacturers, electronics manufacturing suppliers (“EMS”), original device manufacturers (“ODMs”), out-sourced semiconductor assembly and test (“OSATs”), or system houses. For example, our foundry customers generate and analyze key manufacturing data using our solutions to shorten the time necessary for technology development and to provide their fabless customers with a higher yielding process with improved electrical performance, which are both critical metrics for market success. Higher yields in less time can also mean less total raw materials and process runs, which help lower customers’ total cost and minimize environmental impact. Also, equipment manufacturers and factories use our connectivity products to implement evolving industry standards for their equipment or operations, respectively, with required quality and stability. By way of further example, our IDM and fabless customers use our solutions to generate unique, differentiated data that can be analyzed with our machine learning (“ML”) and artificial intelligence (“AI”) algorithms to predict downstream manufacturing issues, resulting in shorter time for designs to meet performance requirements with fewer iterations and faster time-to-market. For final example, our foundry and OSAT customers use the AI and ML applications of our software to optimize for process control, assembly, and/or test.

Our mission is to provide innovative solutions to create, access, and organize data to enable analysis and control for semiconductor and electronics companies to achieve better time-to-market, yields, quality, and operational efficiencies. Our strategy to achieve this is as follows:

●	Offer a Common, Flexible Platform for a Broad Group of Customers Across the Supply Chain. As semiconductor and electronics products are made with the efforts of equipment manufacturers, front-end foundries, chip and system designers, design automation, intellectual property (“IP”) providers, and OSATs, there is a need to analyze the data across this whole chain to optimize yields, operational efficiencies, time to market, quality, and reliability. The Exensio platform is designed to provide a common platform - whether deployed in the cloud or on premise - to enable these different participants to analyze the relevant end-to-end data in near real-time, with data stores from 10s to 100s of terabytes (TBs) and flexible configurations for IDM, foundry, fabless, and OSAT specific needs. Our ML solutions combine professional services with the Exensio platform to further enable our customers to push their analytics “to the edge” of their global supply chains and shift the analysis and decision-making processes closer to where their data is being generated. We believe enabling edge analytics will further increase our customers’ ability to improve product yield, quality, performance, and profitability, and therefore, should drive the market for our products and services.
●	Drive Tool-Level Software Installations to Create an Infrastructure of Connected Equipment and Enable Smart Factories. We believe that driving installation of our software products at the tool level will provide an infrastructure of connected equipment and help to enable smart factories. In July 2020, we entered into a strategic partnership with Advantest Corporation through its wholly-owned subsidiary, Advantest America, Inc., (collectively, “Advantest”), and have since released Exensio analytics applications that run on Advantest test and computer hardware. In April 2022, we announced an additional collaboration with a leading back-end test and assembly provider. We believe these relationships will allow us to increase the network of tools connected with

PDF software and provide Advantest and other tool customers with increased data management and analytics. In December 2020, we acquired Cimetrix Incorporated (“Cimetrix”) and began providing software products based on open standards for equipment control and connectivity to equipment manufacturers and factories. We believe that in the smart manufacturing era, the industry will demand the increased equipment connectivity and control our products and solutions offer. Further, we believe that the benefits from integration between analytics on equipment, the factory, and in the cloud will provide synergies with our existing end-to-end analytics offerings.
●	Create Differentiated Data Sources for Better Analytics. Historically, companies have only used data that was generated from their manufacturing and test process to drive improvements. We offer unique IP (such as Characterization Vehicle® test chips, also branded CV® test chips) that is not part of an IC’s functionality, but significantly improves the manufacturing process by improving yield learning and reducing time to market. Also, our Design-for-Inspection™ system (also branded DFI™ system) identifies blockers that impact product yield and quality months earlier than any other hardware- or software-based methodology from proprietary e-beam measurement of product layout or provided on-chip instrumentation. We believe that in the More-than-Moore (“MtM”) era, the differentiated data we provide can play an important role in enabling our customers to bring new products to market faster and with higher quality and performance, and, ultimately, more profitability.
●	Collaborate with Other Industry Leaders to Bring Additional Unique Data to Our Platform and Enable New and Differentiated Applications. We believe that the value we bring to semiconductor manufacturing can be leveraged with additional data and through differentiated applications. For example, in December 2021, we announced a collaboration with Siemens to connect integrated circuit test and yield data with manufacturing and test data collected and managed by our Exensio® analytics platform, to enable customers to rapidly analyze and identify yield correlations that are otherwise undetectable quickly, and in some cases automatically. In July 2022, we announced a collaboration with SAP to connect factory data, including data collected and managed by our Exensio® analytics platform, to the enterprise resource planning (ERP) data in SAP S/4HANA® to enable greater efficiencies in semiconductor manufacturing. Relationships such as these are intended to provide more ways for mutual customers to leverage their process and product data as part of their Industry 4.0 initiatives. Differentiated applications that make use of this shared data are designed to provide unique insights to help customers achieve sustained profitability in their manufacturing.

Brief History

PDF Solutions was incorporated in Pennsylvania in November 1992, and we reincorporated in California in November 1995. In July 2000, we reincorporated in Delaware, and in July 2001, we completed an initial public offering. Our shares of common stock are currently traded on the Nasdaq Global Market under the symbol “PDFS”.

From 2000 through 2009, we expanded our technology footprint and our operations in various countries through acquisitions. From 2009 to 2019, we primarily focused on the pervasive application of our technology to leading edge logic manufacturing and achieving yield targets with our clients that maximized Gainshare royalties. In 2013, we leveraged our extensive experience in yield simulation software and CV® test chip development and started research and development on an e-beam solution for non-contact, inline electrical inspection and process control for wafer inspection. The first-generation e-beam tool for DFI™ was completed in 2015, and the second generation was commercially deployed in 2019. In a parallel effort, starting in 2014, we re-architected our point-solution software tools into a new generation, highly-integrated data analytics Exensio platform, which resulted in accelerated growth in our software business through 2019. In December 2020, we completed the acquisition of Cimetrix and began providing software products based on open standards for equipment control and connectivity to equipment manufacturers and factories.

Industry Background

Rapid technological innovation with increasingly shorter product life cycles has fueled the economic growth of the semiconductor industry since the days of the PC revolution. IC companies have historically ramped production slowly, produced at high volume once a product gained market acceptance, and slowly reduced production volume when price and demand started to decrease near the end of the product’s life cycle. Today there are many different business models across the semiconductor industry: products that follow the traditional life cycle just described, products targeted towards fast-moving market segments like Internet of Things (“IoT”) – which utilize mature process nodes and requires a fast ramp to volume with a relatively short life cycle, and products focused on long term market segments like automotive and industrial where product life cycles can last a decade or longer. There is a lot of variation across these business models depending on the level of design complexity and the maturity of the process node used for product implementation. Processors, memory and field-programmable gate arrays (“FPGA”) continue to leverage the most advanced process nodes and experience significant challenges to achieve competitive initial yields and optimized performance. Some products and market segments, however, are content to utilize older process nodes. Regardless of the process node used for implementation or how long the product will be sold in the market, success for every semiconductor company is predicated, among other things, on fast product yield ramp and the ability to optimize manufacturing and test metrics, such as yield reclamation, product quality, and test efficiency, throughout a product’s life cycle. Thus, technologies or capabilities that can accelerate yield ramp, improve product quality, and optimize production efficiencies are highly sought after because they typically lead to cost reduction and revenue generation concurrently, causing a leveraged effect on profitability.

Technology and Intellectual Property Protection

Our success is largely dependent upon our proprietary software. We believe the creative skills and technological ability of our personnel, product enhancements, and new product development are necessary to maintaining our position as a leading provider. We rely primarily on trade secret rights, copyright and trademark laws, and nondisclosure and other contractual agreements to protect our technology. We seek to protect our IP under patent laws and as of December 31, 2022, we held 185 U.S. patents. Our issued patents have expiration dates from 2023 through 2041. We intend to prepare additional patent applications when we feel it is beneficial. We also employ protection of our trademarks, with registration of marks, including Characterization Vehicle, Cimetrix, CV, eProbe, Exensio, pdFasTest, PDF Solutions, and the PDF Solutions and Cimetrix logos. We have common law rights to additional trademarks, including ALPS, DFI, DirectProbe, DirectScan, FIRE, and VarScan. We also enter into confidentiality and inventions assignment agreements with our employees and confidentiality and license agreements with our customers and the various parties we partner with to resell, distribute, and, in some cases, integrate our products. Further, we limit access to and distribution of our software, documentation and other proprietary information. Third parties could in any case develop competing technologies that include similar functionality or features, or otherwise are substantially equivalent or superior to our technologies. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries where we operate. Our business could suffer significantly if we fail to protect our proprietary technology.

In addition, through yield, performance, and reliability improvement services over more than 20 years, we have accumulated a vast library of physical IP in the form of test structures. As part of our DFI and CV systems, our engineers create designs of experiments (“DOEs”) and layouts for targeted fail modes. We have also developed electrical measurement hardware tools and proprietary extraction, design, and analysis software. In addition, our technology embodies many production-proven and patented algorithms. Further, our IP includes proven methodologies that our implementation teams use as guidelines to drive our customers’ use of our technology. We strive to continually enhance our core technologies through the codification of knowledge that we gain in the use of our products and delivery of services.

Products and Services

Products

Our primary software products and software and hardware systems include the following:

Exensio Platform. Our separately-offered Exensio software products address the big data manufacturing challenge of today’s advanced process nodes and highly integrated products, by providing a common environment throughout the supply chain for different data types, including inline and end-of-line metrology, yield, parametric, performance, manufacturing consumables, tool-level sensor data, test floor data, logistical data, as well as custom data types. Exensio products are designed to enable real-time rapid diagnosis and understanding of key manufacturing and test metrics during both inline and end-of-line wafer processing, helping customers reduce product variability and cost simultaneously. By integrating silos of data and applying AI and ML, Exensio products resolve the limitation of local optimization and provide better foresight across the entire production process, reducing the time it takes to make critical decisions that can drive higher product yield, quality and reliability. Our collaboration with strategic partners is intended to also integrate data from those partners’ products to make it available in Exensio and also to develop new applications to inter-operate with those products and enhance the value to mutual customers. Exensio products are available as either an on-premise license or SaaS and are offered in four main, separately-offered Exensio products targeting the needs of the customer’s business model: Exensio IDM, Exensio Fabless, Exensio Foundry, and Exensio OSAT. Each of these products are comprised of two or more modules to provide specific capabilities to address a particular type of company’s needs and requirements; however, there are common features, functionality, and purpose across some of the key modules as follows:

●	Manufacturing Analytics – This module uses our proprietary database schema to store collected data in a common environment with a consistent view. For example, product engineers use it to identify and analyze production yield, performance, reliability and other issues. Elements of this module are designed to handle very large and complex data sets that are commonplace in the semiconductor industry. To support the multi-dimensional product requirements of our customers, the powerful, interactive visualization and analysis capabilities in this product are highly flexible and user-configurable.
●	Process Control – This module provides failure detection and classification (“FDC”) capabilities for monitoring, alarming, and control of manufacturing tool sets. These capabilities include proprietary data collection and analysis of tool sensor trace data and summary indicators designed to rapidly identify sources of process variations and manufacturing excursions. When used together with Manufacturing Analytics and related modules, the accretive data mining and correlation capabilities are designed to enable identification of tool level sources of yield loss and process variation and enable predictive and proactive optimization decisions for process control, process adjustments, preventive maintenance scheduling, tool corrective actions, wafer dispatching, and wafer level and final test to impact end of line product yield, performance, and reliability.
●	Test Operations – This module provides comprehensive data collection and analysis capabilities for data generated during manufacturing test operations designed to optimize test operations management overall, including improving test productivity, performing part average test, supporting test floor operations, and implementing adaptive test. Test Operations is also designed to provide predictive insights based on proprietary analytics during test, assembly and packaging to maximize the efficiency of test operations, productivity improvements and yield reclamation.
●	Assembly Operations – This module provides the capability to link assembly and packaging data with other product lifecycle data, including fabrication and characterization data, across the product life cycle. Data sources could include manufacturing, wafer acceptance test, wafer sort, test and assembly, final test, and field use. The proprietary data linkage enabled by Assembly Operations is also designed to enable device manufacturers to maintain full traceability of their finished products back to the source wafer without the need for Electronic Chip IDs (“ECIDs”). This capability is becoming an essential requirement for safety-critical market segments such as automotive and military-aerospace.

Design-for-Inspection System. Our DFI™ System leverages our production-proven design and analysis infrastructure and is designed to enable customers to achieve non-contact, inline electrical inspection of either our proprietary on-chip instruments or their product chip layout structures. The electrical measurements augment and enhance existing inline defect inspection and metrology methods for more effective process control and inline, direct inspection of product wafers. The DirectScan application of the DFI system includes our proprietary Exensio Characterization and Fire™ layout analysis software and the eProbe® non-contact e-beam tool. The original application of the DFI system also included our on-chip instruments. These elements are described as follows:

●	Fire™ Feature Analysis Software – This proprietary software, which may also be part of our Exensio platform, is designed to analyze layout features. In particular, this software helps to determine which parts of the product layout to inspect.
●	DFI On-Chip Instruments – Our on-chip measurement instruments are tuned to capture key features of our customers’ product layouts. As part of the system offering, we generally provide design services to create these instruments. These DFI instruments are designed to be placed in test chips, scribe lines, or in product die, without any area penalty, and to exhibit specific electrical responses.
●	eProbe® Non-Contact E-Beam Tool – Our eProbe e-beam tools are designed for contactless measurement of the electrical response of the DFI instruments and suitable product layout structures. As part of the system offering, we generally provide tool support services to customers to operate this tool. The third generation tool includes advances in accuracy and sensitivity and, in addition to enabling DFI on-chip instruments to be used for inline control for leading-edge semiconductor process nodes, is designed to enable customers to see defects in product wafers inline within acceptable queue time and much higher throughput.
●	Exensio Characterization Software – This software, which is also a part of our Exensio platform, is designed to analyze the billions of measurements collected using the eProbe tool. As part of the system offering, we generally provide to our customers analysis services, a summary of our findings and recommendations.

Characterization Vehicle (“CV”) System. Our CV system is a combination of CV test chips, hardware to test such products, software to analyze the test results, and related services. This system is designed to accelerate the efficiency of yield learning by shortening the learning cycle, learning more per cycle, and reducing the number of silicon wafers required in manufacturing processes. This system includes physical IP in the form of test structures and DOEs that are tuned to our customers’ product and/or process specifics, tester hardware, data analysis, and training. The primary software and hardware products included in the CV system are as follows:

●	CV Test Chips – Our proprietary test chips are designed by our professional engineers using our proprietary FIRE™ layout analysis software. These test chips are run through a customer’s manufacturing process, with intentional process modifications, to provide unique, differentiated data to explore the effects of potential process improvements given natural manufacturing variations. Our custom-designed CV test chips are optimized for our test hardware and analysis software and include DOEs tuned to each customer’s process. Types of CV test chips include:
◾	Our full-reticle and shared-reticle CV test chips are designed to provide a fast-learning cycle and are fully integrated with third-party failure analysis and inspection tools for a complete diagnosis to understand root causes. Our full-reticle CV test chips use a shortened process flow to provide a faster learning cycle for specific process modules.
◾	Our Scribe CV test chip are inserted directly on customers’ product wafers to collect data about critical layers.
◾	Our DirectProbe™ CV test chips are designed to enable ultra-fast yield learning for new product designs by allowing our clients to measure components of actual product layout.
◾	Our VarScan™ CV test chips are designed for front-end or through-silicon via (“TSV”) application with a focus on high resolution resistance variation analysis for mass production.
●	pdFasTest® Electrical Tester – Our proprietary test hardware is optimized to quickly test our CV test chips, enabling fast defect and parametric characterization of manufacturing processes. As part of the system offering, we provide test programs for each CV test chip that are tuned to the customer’s process. This automated system provides parallel functional testing, thus minimizing the time required to perform millions of electrical measurements to test our CV test chips. We provide services to analyze the unique, differentiated data output of this tester using the Exensio Characterization software to provide actionable insights to our customers.
●	Exensio Characterization software – This software, which is also a part of our Exensio platform, collects the data generated from our CV test products, generating models of the performance effects of process variations on these design building blocks. As part of the system offering, we also offer analysis services, if the customer elects not to do such analysis itself.

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

●	Equipment Factory Connectivity – Our products for equipment factory connectivity primarily include the following:
◾	CIMConnect™ is designed for general purpose equipment connectivity and enables production equipment in the semiconductor and electronics industries to communicate data to the factory’s host computer through the SECS/GEM and PV2 standards. CIMConnect can also support other emerging communications standards for maximum flexibility. In addition, it supports multiple-host interfaces simultaneously, which allows customers to support legacy, custom, and GEM interfaces. CIMConnect is used in semiconductor wafer fabrication, semiconductor back-end (test, assembly, and packaging), PV, HB-LED, disk drive, flat panel displays, printed circuit boards and other electronics manufacturing.
◾	CIM300™ is a software development kit (“SDK”) used by manufacturers of 300mm semiconductor equipment that is designed to enable quick implementation of the required 300mm SEMI standards, including E39, E40, E87, E90, E94, E116, E148, and E157. These SEMI standards allow for the full automation required in manufacturing 300mm wafers.
◾	CIMPortal™ Plus is an SDK for equipment manufacturers that allows for quick implementation of the Interface A, also known as EDA (Equipment Data Acquisition), which includes SEMI standards E120, E125, E132, E134, E138, E147, and E164. Interface A specifies a new port on equipment that provides detailed structured data that can be used for advanced process control, e-diagnostics, and other equipment engineering service applications. These software applications are becoming critical to the fabs as shorter ramp times are required.
●	Equipment Control – Our equipment control product is the CIMControlFramework™ (“CCF”) software, which is based on Microsoft.NET technology. It is designed to enable equipment manufacturers to meet the supervisory control, material handling, platform and process control, and factory automation requirements of the fabrication facilities or fabs. Developers can leverage framework components through configuration and extension or customize when unique requirements exist. CCF, unlike one-off solutions, is supported and maintained with upgrades, improvements, and performance enhancements. With a data-driven architecture at the core of the framework, data generated at any point on the equipment is designed to be quickly and easily accessed by any other module or external application.

Services

Our services are almost always sold together with, or to support, our products and include the following:

Software-as-a-Service (“SaaS”) – We provide services to make our Exensio software available to our customers via the Internet, generally hosted by third-party providers. SaaS is considered part of cloud computing since the software is hosted on the Internet, or the “cloud.” Since our SaaS applications are accessed from a remote server rather than installed on individual machines, it is easier to maintain. For example, when the remote software is updated, the customer’s interface is also updated for all users. Cloud computing is designed to eliminate incompatibilities between different software versions and allow us to make incremental updates without requiring software downloads. Additionally, our customers can save data to a central online location, which is designed to allow increased project collaboration. As part of these services, we also typically provide hosted management services for the licensed software and the customer’s data stored in our cloud. These services include environment set-up and configuration, system health monitoring, data integration maintenance, integration monitoring, system updates, security, and data upload/download, and license administration.

Software Related Services – We provide software maintenance and support (“M&S”), data management services, various value-added services (“VAS”) to install, configure, or create analysis templates, and other professional services to achieve customers’ specific outcomes using our software. We call this last type of services our solutions offering and, in these cases, we tailor the use of one or more Exensio products to achieve a desired result. For example, our AIM YieldAware™ FDC solution offering is designed to identify the process control variables that have the greatest impact on product yield through professional services that analyze the data from both Exensio Process Control and elements of Exensio Manufacturing Analytics and make recommendations for the customer to implement. VAS are provided by our professional service personnel with expertise that enhances and complements the engineering teams at our customers. For example, VAS includes our data cleaning and monitoring services. One requirement of big data analytics is to have clean, harmonized data to analyze. This service offering outsources the data wrangling and management effort to free the customer to focus their efforts on analysis, which has a greater ROI to the company than data management.

Characterization Services – These services are designed to characterize key product and/or process elements, primarily into CV test structures or DFI on-chip measurement instruments, and typically do not include performance incentives based on the customers’ yield achievement. We provide these services, typically together with all elements of our CV system, to foundry customers in connection with new process technology development and/or yield ramp. In Characterization engagements, we generally provide the analysis of our CV test chips and provide summary findings and recommendations to the customer. Characterization engagements can include DFI systems.

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

Two customers accounted for 41% of our revenues for 2022, two customers accounted for 27% of our revenues for 2021 and one customer accounted for 23% of our revenues for 2020. No other customer accounted for 10% or more of our revenues in 2022, 2021 and 2020. See the discussion in “Risk Factors” under Item 1A for more information about risks associated with customer concentration and contractual provisions.

International revenues accounted for approximately 50%, 55% and 58% of our total revenues for 2022, 2021 and 2020, respectively. We base these calculations on the geographic location of where the work is performed or where the customer is located. Revenues from customers by geographic area based on the location of the customers’ work sites for our last two fiscal years can be found in Note 13, “Customer and Geographic Information” to the consolidated financial statements. Additional discussion regarding the risks associated with international operations can be found under Item 1A, “Risk Factors”.

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

Research and Development

Our research and development focuses on developing and introducing new proprietary technologies, including our Exensio platform, Cimetrix connectivity and control products, and DFI and CV systems, as well as other software products and enhancements to our existing solutions, such as field applications for DFI and CV and new applications targeted to inter-operate with strategic partner products. We use a rapid-prototyping paradigm in the context of the customer engagement to achieve these goals. We have made, and expect to continue to make, substantial investments in research and development. The complexity of our technologies requires expertise in standards, physical IC design and layout, transistor design and semiconductor physics, semiconductor process integration, numerical algorithms, e-beam technology, hardware, statistics and software development. We believe that our team of engineers will continue to advance our market and technological leadership. We conduct in-house training for our engineers in certain technical areas. Our training also extends to focusing on ways to enhance client service skills. Although it fluctuates, we can have up to one quarter of our research and development engineers assigned to one or more projects, partnered with solution services engineers, in a deliberate strategy to provide direct feedback between technology development and customer needs. We also utilize a variety of skilled independent contractors for specialized development.

Competition

The semiconductor industry is highly competitive and driven by rapidly changing design and process technologies, evolving standards, short product life cycles, and decreasing prices. We expect market competition to continue to develop and increase as the market for data and analytics continues to evolve. We believe IC companies benefit from a combination of big data management infrastructure, AI/ML-based analytics engines, and products that generate and collect differentiated data that enrich the analytics process. Currently, we are a leading provider of comprehensive commercial hardware, software and IP solutions for optimizing and improving design, manufacturing and test operations processes through the application of differentiated data and advanced analytics. We face indirect competition from internal groups at IC companies that offer tools with varying degrees of optimization to accelerate process-design integration or test operations. Some providers of semiconductor manufacturing software, inspection equipment, electronic design automation, or design IP may seek to broaden their product offerings and compete with us. In addition, companies providing general ML and analytics software may focus on semiconductor companies and compete with us. In each of the market segments we compete in, we face competition from established and potential competitors, some of whom may have greater financial, research, engineering, manufacturing and marketing resources than we have.

We currently face indirect competition from the internal groups at IC companies and direct competition from providers of (i) yield management and/or prediction systems, such as KLA Corporation (“KLA”), Siemens AG (“Siemens”), Onto Innovation, Inc. (“Onto”), and Synopsys, Inc. (“Synopsys”); (ii) semiconductor manufacturing software, such as Applied Materials, Inc (“Applied Materials”), Synopsys, Invantest, Inc., NI, Inc., Onto, and Siemens; (iii) inline inspection, metrology and electrical test equipment providers, such as ASML Holding N.V. (“ASML”), Applied Materials, KLA,  and Keysight Technologies, Inc.; and, (iv) connectivity software or integration products/services supporting factory equipment connectivity or control needs of customers, such as PEER Group, Inc., Kontron AIS, GmbH, Yokogawa Electric Corp., Advantest, and Kornic Automation Co. Ltd. There may be other providers of competitive commercial solutions of which we are not aware, and we may compete with the products or offerings of these named companies or additional companies if we expand our offerings through acquisition or development. For example, through our acquisition of Cimetrix in late 2020, we now face competition in the connectivity and integration products/services supporting factory equipment connectivity or control. The demand for solutions that address the need for better integration between the silicon design and manufacturing processes may encourage direct competitors to enter into our market. For example, in 2020, two of our competitors were acquired by larger entities, Synopsys acquired Qualtera and NI, Inc. acquired Optimal+, and each has increased marketing or pricing competition with us. This competition in our market may intensify in the future, which could lead to increased pricing pressure, negatively impacting our revenues, and slow our ability to grow or execute our strategy. Also, our current and potential customers may choose to develop their own solutions internally, particularly if we are slow in deploying our solutions or improving them to meet market needs. These and other competitors may be able to operate with a lower cost structure than our engineering organization, which would give any such competitor’s products a competitive advantage over our solutions.

We believe that our solutions compare favorably with respect to competition because we have demonstrated results and reputation, strong core technology, ability to create innovative technology, and ability to implement solutions for new technology and product generations. See the discussions in “Risk Factors” under Item 1A for more information about risks associated with our competition.

Information Security and Risk Oversight

We are heavily reliant on our technology and infrastructure, as well as the public cloud to an increasing degree, to provide our products and services to our customers. As a result, we have developed an information security program (our “InfoSec Program”) to enhance our network security measures, identify and mitigate information security risk, and protect and preserve the confidentiality, integrity, and continued availability of critical information owned by us and that of our customers and suppliers that is in our care. Our InfoSec Program includes development, implementation, and continual improvement of policies and procedures to safeguard information and ensure availability of critical data and systems. The program also includes annual information security awareness training for employees involved in our systems and processes that handle customer data and audits of our systems and enhanced training for specialized personnel and we have instituted regular phishing email simulations for all employees and all contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats. Our InfoSec Program further includes review and assessment by external, independent third-parties, who certify and report on our weaknesses and internal response preparedness with respect to the entire company. Accordingly, we have instituted periodic network access penetration (“PEN”) testing no less than once per year both for our corporate network resources and our SaaS cloud-based offerings. In May 2022, we successfully completed our annual Type II System and Organization Control (“SOC 2”) audit of our cloud-based offerings under the framework put forth by the American Institute of Certified Public Accountants (“AICPA”) in which independent, third-party auditors assess and test controls relating to the Trust Services Criteria (“TSC”) of Security, Availability, and Confidentiality and no qualified findings were found during the audit period. In January 2023, we started our next annual Type II SOC 2 audit with external auditors and continued the audit process leading to ISO 27001 certification. To date, we have not managed ITAR-designated data, technology, or information. In accordance with our InfoSec Program, we also actively monitor known threats that could affect our products and services and work with our suppliers to provide us with real-time reports of threats or vulnerabilities that may affect our enterprise-wide systems. Our InfoSec Program also includes a data security incident response plan that provides controls and procedures for timely and accurate reporting of any material cybersecurity incident.

As described in the Audit Committee Charter, the Audit Committee is tasked with oversight of certain risk issues, including cybersecurity. The Audit Committee is comprised entirely of independent directors, two of whom have significant work experience related to information security issues or oversight. Management reports security instances to the Audit Committee as they occur, if material, and provides a summary multiple times per year to the Audit Committee as well as the full Board about periodic assessment of our InfoSec Program, our internal response preparedness, and assessments led by outside advisors. We carry insurance that provides some protection against the potential losses arising from a cybersecurity incident. In the last three years, the expenses we have incurred from information security breach incidences were immaterial and included no penalties or settlements.

Environmental, Social & Governance (“ESG”) Matters

We have recently taken key strategic steps to further develop our ESG program.  In 2021, we established formal board oversight of ESG by revising our Board committee charters, and in 2022, we advanced our approach to ESG by conducting an ESG Priority Assessment to identify the ESG priority topics that are important to internal and external stakeholders.  In addition, in February 2023, we formed a management-level ESG Steering Committee comprised of representatives from various functions, including product development, engineering, operations, finance, human resources and purchasing.  The ESG Steering Committee was formed to (i) establish programs, policies and practices relating to ESG matters and (ii) assist the Nominating and Corporate Governance Committee of the Company’s Board of Directors in fulfilling its oversight responsibilities with respect to ESG matters. Going forward, we plan to publish our inaugural ESG report in 2023 and to work to identify and advance key ESG workstreams.

Human Capital Management

We believe we have a responsibility to foster a healthy, balanced, and ethical work environment for everyone in our organization through sound ethical and organizational governance, by promoting business ethics and integrity, and by embracing equality, diversity, and inclusion throughout our organization and even extending to the board room. For additional information, see “Environmental, Social & Governance (“ESG”) Initiatives—Ethics & Corporate Responsibility,” in Part I, Item 1 of this Report.

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

As of December 31, 2022, we had 458 employees worldwide, including 158 field application engineers and consultants, 155 in research and development, 85 in sales and marketing, and 60 in general and administrative functions. Of these employees, 258 are located in the North America, 166 in Asia, and 34 in Europe.

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

Information about our Executive Officers

The following table and notes set forth information about our current executive officers as of the date of this Form 10-K.

Name	Age	Position
John K. Kibarian, Ph.D.	58	President, Chief Executive Officer, and Director
Adnan Raza	50	Executive Vice President, Finance and Chief Financial Officer
Kimon W. Michaels, Ph.D.	56	Executive Vice President, Products and Solutions and Director
Adrzej Strojwas, Ph.D.	70	Chief Technology Officer

John K. Kibarian, Ph.D., one of our founders, has served as President since November 1991 and has served as our Chief Executive Officer since July 2000. Dr. Kibarian has served as a director on our Board of Directors since December 1992. Dr. Kibarian received a B.S. in Electrical Engineering, an M.S. E.C.E. and a Ph.D. E.C.E. from Carnegie Mellon University.

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

Kimon W. Michaels, Ph.D., one of our founders, has served as Vice President, Products and Solutions since July 2010 and was designated as an Executive VP in February 2019. Dr. Michaels served as Vice President, Design for Manufacturability from June 2007 through June 2010. Prior to that, Dr. Michaels served as Vice President, Field Operations for Manufacturing Process Solutions from January 2006 through May 2007, and has served as a director on our Board of Directors since November 1995. From March 1993 through December 2005, he served in various vice presidential capacities. He also served as Chief Financial Officer of the Company from November 1995 to July 1998. Dr. Michaels received a B.S. in Electrical Engineering, and M.S. E.C.E. and a Ph.D. E.C.E. from Carnegie Mellon University.

Andrzej Strojwas, Ph.D., served as a technical advisor to the Company from our founding until 2021 and as chief technologist from 1997 to 2021. He joined the Company as an employee in July 2021 as Vice President and Technical General Manager, and was appointed  Chief Technology Officer effective December 2021. From October 1982 to July 2021, Dr. Strojwas was the Keithley Professor of Electrical and Computer Engineering at Carnegie Mellon University. In addition, Dr. Strojwas has held senior technical positions at Harris Semiconductor Co., AT&T Bell Labs, Texas Instruments, NEC, Hitachi, SEMATECH, and KLA. He holds an M.S. in Electronic Engineering from Warsaw Technical University and a Ph.D. in Electrical Engineering from Carnegie Mellon University.

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

Item 1A. Risk Factors

Risks Associated with Our Business

We have invested significant resources into research and development of our DFI system and Exensio platform and if we fail to successfully carry out these initiatives on the expected timeline or at all, our business, financial condition, or results of operations could be adversely impacted.

As part of the evolution of our business, we have made substantial investments in research and development efforts to develop our DFI system and Exensio cloud-based platform. New competitors, technological advances in the semiconductor industry or by competitorsor other competitive factors may require us to further invest significantly greater resources than we anticipate. If we are required to invest significantly greater resources than anticipated without a corresponding increase in revenue, our operating results could decline. There can be no guarantee that the technologies or products that we invest in will result in products that create additional revenue. We may not recoup our research and development investments, which could cause our results to suffer. If our DFI system and Exensio platform do not anticipate technological changes in our industry or fail to meet market demand, we may not capture the market share we anticipate, lose our competitive position, our products may become obsolete, and our business, financial condition or results of operations could be adversely affected. Additionally, our periodic research and development expenses may be independent of our level of revenue, which could negatively impact our financial results.

Our sales cycle is lengthy and customers may delay entering into contracts or decide not to adopt our products or solutions after we have performed services or supported their evaluation of our technology, which could result in delays in recognizing revenue and could negatively impact our results of operations in a quarter or result in lower revenue than we expected if a contract is not consummated.

On-going negotiations and evaluation projects for new products, with new customers or in new markets may not result in significant revenues for us if we are unable to close new engagements on terms favorable to us, in a timely manner, or at all. Unexpected delays in our sales cycle could cause our revenues to fall short of expectations. Further, the timing and length of negotiations required to enter into agreements with our customers and the enforcement of our complex contractual provisions is difficult to predict. If we do not successfully negotiate certain key complex contractual provisions, if there are disputes regarding such provisions, or if they are not enforceable as we intended, our revenues and results of operations would suffer. Further, our customers sometimes delay starting negotiations until they begin developing a new process, have a need for a new product, or experience specific yield issues. This means that, on occasion we have, and may continue to provide technology and services under preliminary documentation before executing the final contract. In these cases, we would not recognize revenue and may defer associated costs until execution of a final contract, which, if significant, could negatively impact our results of operations in the periods before we execute a final contract. Further, if we were to incur significant costs and then fail to enter into a final contract, we would have to write-off such deferred costs in the period in which the negotiations ended, which would increase our costs and expenses and could result in significant operating losses.

Our fixed-fee services or product or system installations/configurations may take longer than budgeted, which could slow our revenue recognition and may also result in a lost contract or a claim of breach by our customers, which would negatively affect our operating results.

Our fixed-fee services, including for characterization, require a team of engineers to collaborate with our customers to address complex issues by using our software and other technologies, and the installation and configuration of our software into our customers’ fabrication and test/assembly facilities requires experienced engineers working with our customers on active foundry and test/assembly equipment. We must accurately estimate the amount of resources needed to complete these types of services to determine when the engineers will be able to commence their next engagement. In addition, our accounting for contracts with such services, which generate fixed fees, sometimes requires adjustments to profit and loss based on revised estimates during the performance of the contract. These adjustments may have a material effect on our results of operations in the period in which they are made. The estimates giving rise to these risks, which are inherent in fixed-price contracts, include the forecasting of costs and schedules, and contract revenues related to contract performance. If we fail to meet a customer’s expectations in either case, the customer could claim that we breached our obligations, which could result in lost revenue and increased expenses.

Our ability to sell our products, systems, and solutions depends in part on the quality of our support and services offerings, and the failure to offer high-quality support and services could negatively affect our sales and results of operations.

Once our products are integrated within our customers’ hardware and software systems, our customers may depend on our support organization to resolve any issues relating to our products. Further, in connection with delivering our SaaS, which requires us to maintain adequate server hardware and internet infrastructure, including system redundancies, we are required to meet contractual uptime obligations. A high level of system and support is critical for the successful marketing and sale of our products. If we do not effectively provide subscription access to our SaaS customers, assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective on-going support and the privacy and data security capabilities required by our customers, we may face contractual penalties or customers may not renew subscriptions or services in the future, which would negatively impact our results of operations. In addition, due to our international operations, our system and support organization faces challenges associated with delivering support, hours that support is available, training, and documentation where the user’s native language may not be English. If we fail to maintain high-quality support and services or fail to adequately address our customers’ support needs, our customers may choose our competitors’ products instead of ours in the future, which would negatively affect our revenues and results of operations.

Defects in our proprietary technologies, hardware and software tools, and failure to effectively remedy any such defects could decrease our revenue and our competitive market share.

If the software, hardware, or proprietary technologies we provide to customers contain defects that negatively impact customers’ ability to use our systems or software, increase our customers’ cost of goods sold or time-to-market, or damage our customers’ property, such defects could significantly decrease the market acceptance of our products and services or could result in warranty or other claims. We must adequately train our new personnel, especially our customer service and technical support personnel, to effectively and accurately, respond to and support our customers. If we fail to do this, it could lead to dissatisfaction among our customers, which could slow our growth. Further, the cost of support resources required to remedy any defects in our technologies, hardware, or software tools could exceed our expectations. Any actual or perceived defects with our software, hardware, or proprietary technologies may also hinder our ability to attract or retain industry partners or customers, leading to a decrease in our revenue. These defects are frequently found during the period following introduction of new software, hardware, or proprietary technologies or enhancements to existing software, hardware, or proprietary technologies, which means that we may not discover the errors or defects until after customer implementation. If our software, hardware, or proprietary technologies contain errors or defects, it could require us to expend significant resources to remedy these problems or defend/indemnify claims, which could reduce margins and result in the diversion of technical and other resources from our other customer implementations and development efforts.

Objectionable disclosure of our customers’ confidential information or our failure to comply with our customers’ security rules, including for those related to SaaS access or our on-site access could result in costly litigation, cause us to lose existing and potential customers, or negatively impact on-going business with existing customers.

Our customers consider their product yield and test information and other confidential information, which we collect in the ordinary course of our engagement with the customer or through our software tools, including data and personal data about our customers’ employees necessary to administer the licenses, to be extremely competitively sensitive or subject to strict protection frameworks. Many of our customers have strict security rules for on-site access to, hosting of, or transfer of their confidential information. As a result of increased regulatory and customer scrutiny of all data processing activities, as well as increasing and evolving regulation of such practices, we have security obligations on how we collect, transfer and use data (including personal data), which could require us to expend money and resources to comply with those requirements, and if compromised, could have a material adverse effect on our business, financial condition and results of operations, including the potential for regulatory investigations, enforcement actions, lawsuits and a loss of business and a degradation of our reputation. If we suffer an unauthorized intrusion or we inadvertently disclose or are required to disclose this information, or disclose this information in a manner that was objectionable to our customers, regulators, consumer protection groups, or privacy groups, or if we fail to adequately comply with customers’ security protocols for accessing or hosting confidential information, our reputation could be materially adversely affected, we could lose existing and potential customers or could be subject to costly penalties or litigation, or our on-going business could be negatively impacted and insurance to cover such situations may not fully cover our exposure. If we fail to implement industry standard protections and processing procedures, the growing awareness of our customers and potential customers regarding privacy and data security requirements and/or adverse media coverage or regulatory scrutiny could limit the use and adoption of our services. In addition, to avoid potential disclosure of confidential information to competitors, some of our customers may, in the future, ask us not to work with key products or processes, which could limit our revenue opportunities.

We generate a significant portion of our revenues from a limited number of customers, and a large percentage of our revenues from two customers, so defaults or decreased business with, or the loss of, any one of these customers, or pricing pressure, or customer consolidation could significantly reduce our revenues or margins and negatively impact results of operations.

Historically, we have had a small number of large customers that contribute significant revenues. In the year ended December 31, 2022, two customers accounted for 41% of our total revenues. We have in the past and could in the future lose a customer due to its decision not to develop or produce its own future process node or not to engage us on future process nodes. We could also lose customers as a result of industry factors, including but not limited to reduced manufacturing volume or consolidation. Consolidation among our customers could also lead to increased customer bargaining power, or reduced customer spending on software and services. Further, new business may be delayed if a key customer uses its leverage to push for terms that are worse for us and we delay entering into the contract to negotiate for better terms, in which case revenue in any particular quarter or year may fail to meet expectations. Also, the loss of any of these customers or the failure to secure new contracts with these customers could further increase our reliance on our remaining customers.

Further, if any of our key customers default, declare bankruptcy or otherwise delay or fail to pay amounts owed, or we otherwise have a dispute with any of these customers, our results of operations would be negatively affected in the short term and possibly the long term. For example, in 2022, 2021 and 2020 we incurred expenses in the amount of $1.9 million, $2.0 million and $1.1 million, respectively, related to the arbitration with SMIC New Technology Research & Development (Shanghai) Corporation due to SMIC’s failure to pay fees due to us under a series of contracts. In early 2023, we will incur substantial additional expenses related to an arbitration hearing to resolve this matter. The loss of revenue from any of our key customers would cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers or reassign resources.

If we do not continuously meet our development milestones of key research and development projects or successfully commercialize our Design-for-Inspection system, our future market opportunity and revenues will suffer, and our costs may not be recouped.

We have invested significantly in the design and development of our eProbe tool and related IP. Key customers failing to purchase, renew, or expand the number or use of such systems on our expected timeline or at all will cause our results to miss expectations. Also, if the results of our DFI system, including new applications, are not as we expect, we may not be able to successfully commercialize this system or such applications on schedule, or at all, and we may miss the market opportunity and not recoup our investment. Further, our eProbe tool could cause unexpected damage to wafers or delay processing wafers, which we could be liable for, or which could make customers unwilling to use it. If we are not able to create significant interest and show reliable and useful results without significant damage to wafers, our investment may not be recouped and our future results may suffer.

We are required to comply with governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets.

We are required to comply with export controls and economic sanctions laws and regulations that restrict selling, shipping or transmitting our products and services and transferring our technology outside the United States. These requirements also restrict domestic release of software and technology to foreign nationals. In addition, we are subject to customs and other import requirements that regulate imports that are important for our business. If we fail to comply with the U.S. Export Administration Regulations or other U.S. or non-U.S. export or economic sanctions laws and regulations (collectively, “Export Regulations”), we could be subject to substantial civil and criminal penalties, including fines for the Company and the possible loss of the ability to engage in exporting and other international transactions. Due to the nature of our business and technology, Export Regulations may also subject us to governmental inquiries regarding transactions between us and certain foreign entities.

Export Regulations are fluid, complex, and uncertain, and there are ongoing efforts throughout the industry in coordination with regulators to revise, clarify, and interpret Export Regulations. The U.S. Congress and regulators continue to consider significant changes in laws and regulations. We cannot predict the impact that additional legal changes may have on our business in the future. For example, in October 2022 the U.S. Bureau of Industry and Security (“BIS”) promulgated broad, novel Export Regulations relating to China that temporarily caused us to pause some deliveries while we interpreted the application of the new regulations on our business, given current and evolving operations.  Also, BIS has placed certain entities on its entity list (the “Entity List”), which restricts supply of items to or in connection with the named entities. Further, in some circumstances Export Regulations require a license to export an item if the recipient will use the item to design or produce an item for a Huawei-affiliated company or certain other organizations on the Entity List. These regulations can also require licenses for exports that involve Chinese military or intelligence-related end users or end uses.

Future changes in Export Regulations, including changes in the enforcement and scope of such regulations, may create delays in the introduction of our products or services in international markets or could prevent our customers with international operations from deploying our products or services globally. In some cases, such changes could prevent the export of our products or services to certain countries, governments, entities or individuals altogether. Any such delays or restrictions could adversely affect our business, financial condition and results of operations. For further discussion, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Decreases in wafer volumes at our customers’ manufacturing sites or the volume of ICs that some of our customers are able to sell to their customers would cause our Integrated Yield Ramp revenue to suffer.

Our Integrated Yield Ramp revenue includes amounts largely determined by variable wafer volumes at manufacturing sites covered by our contracts and, in some cases, determined by the volume of an IC product that our customer is able to sell to its customers. Both of these factors are outside of our control. We have seen a significant reduction in our Integrated Yield Ramp revenue in recent years and expect this trend to continue. Further, some of our manufacturing customers’ business is largely dependent on customers that use our manufacturing customer as a second or third source. If those customers consolidate and/or otherwise move the orders to manufacturing facilities not covered by our contracts, or suspend their manufacturing at covered facilities for any reason, including consolidation, our Integrated Yield Ramp revenue will continue to decrease, which could negatively affect our financial results. Further, reduced demand for semiconductor products or protectionist policies like those stemming from the complex relationships among China, Hong Kong, Taiwan, and the United States has from time to time decreased and may continue to decrease the volume of wafers and, in some cases, products our customers are able to make or sell, which would also decrease our Integrated Yield Ramp revenue. Also, our customers may unilaterally decide to implement changes to their manufacturing processes during the period that volume is covered by royalty contracts, which could negatively affect yield results and, thus, our Integrated Yield Ramp revenue.

Since we currently work on a small number of large projects at specified manufacturing sites and, in some cases, on specific IC products, our results of operations have been and may continue to be adversely affected by negative changes at those sites or in those products, including slowdowns in manufacturing due to external factors, such as U.S. trade restrictions, rising inflation and global interest rates, the impact of the on-going COVID-19 pandemic, or continued or worsening supply chain disruptions. Also, if wafer orders from sites covered by our contracts are not secured by our customers, if an end product does not achieve commercial viability, if a process line or, in some cases, a specific product, does not achieve significant increases in yield or sustain significant volume manufacturing during the time we receive royalties, revenues associated with such volumes or products would be negatively impacted. This could significantly reduce our Integrated Yield Ramp revenue and our results of operations could fail to meet expectations. In addition, if we work with two directly competitive manufacturing facilities or products, volume in one may offset volume, and thus any of our related revenue, in the other facility or product.

Our success depends upon our ability to effectively plan and manage our resources and restructure our business through rapidly fluctuating economic and market conditions, which actions may have an adverse effect on our financial and operating results.

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale and adjust our business and business models in response to fluctuating market opportunities and conditions, which has and could continue to require us to increase headcount, acquire new companies or engage in restructurings from time to time. For example, while we have increased investment in our business by increasing headcount, acquiring companies, and increasing our investment in R&D, sales and marketing, and other parts of our business from time to time, at other times we have undertaken restructuring  initiatives to reduce expenses and align our operations with evolving business needs. Some of our expenses related to such efforts are fixed costs that cannot be rapidly or easily adjusted in response to fluctuations in our business or headcount. Rapid changes in the size, alignment or organization of our workforce, including sales account coverage, could adversely affect our ability to develop and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Our ability to achieve the anticipated cost savings and other benefits from restructuring initiatives within the expected time frame is subject to many estimates and assumptions, which are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, or if other unforeseen events occur, our business and results of operations could be adversely affected

Our business may be impacted by geopolitical events and uncertainties, war, terrorism, or other business interruptions beyond our control.

Geopolitical uncertainties, including relations between the United States and each of China and Russia, war, terrorism, or other business interruptions could cause damage to, disrupt, or cancel sales of our products and services on a global or regional basis, which could have a material adverse effect on our business or vendors with which we do business. Due to the significance of our China market for our profit and growth, we are exposed to risks in China, including the risks mentioned elsewhere and the following: the effects of current U.S.-China relations, including rounds of tariff increases and retaliations and increasing restrictive regulations, potential boycotts and increasing anti-Americanism; escalating U.S.-China tension and increasing political sensitivities in China; and unexpected governmental regulations and restrictions in China as a result of renewed or increased efforts to contain the COVID-19 pandemic, which could negatively impact our local operations. Such events could also make it difficult or impossible for us to deliver products and services to our customers. In addition, territorial invasions can lead to cybersecurity attacks on technology companies, such as ours, located far outside of the conflict zone. In the event of prolonged business interruptions or negative broad economic and security conditions due to geopolitical events, we could incur significant losses, require substantial recovery time, and experience significant expenditures in order to resume our business operations. In addition, our insurance policies typically contain a war exclusion of some description and we do not know how our insurers are likely to respond in the event of a loss alleged to have been caused by geopolitical uncertainties.

Global economic conditions or semiconductor market conditions could materially adversely impact demand for our products and services, decrease our sales, or delay our sales cycle.

Our customers are global semiconductor companies, which means that our operations and performance depend significantly on worldwide economic conditions as well as semiconductor market specific changes. Uncertainty about global economic conditions including war, terrorism, geopolitical uncertainties and other business interruptions could result in damage to, disruption, postponement or cancellation of sales of our products or services on a global or regional basis. Furthermore, tighter credit, higher interest rates, inflationary concerns, unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors could have a material adverse effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition and/or vendors with which we do business. For example, the timing of the build-out of the semiconductor market in China depends significantly on governmental funding on both local and national levels and a delay in this funding could negatively affect our revenues. Further, any economic and political uncertainty caused by the United States tariffs imposed on goods from China or enhanced U.S. export regulations relating to China, among other potential countries, and any corresponding tariffs from China or such other countries in response, may negatively impact demand and/or increase the cost for our products. Similarly, the on-going COVID-19 pandemic in China or in other nations has and may continue to cause a slowdown in the global economy and demand for our products and services. Further, the semiconductor industry historically has been volatile with up cycles and down cycles, due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ IC products by consumers, inventory levels relative to demand, and access to affordable capital. As a result of the various factors that affect this volatility, the timing and length of any cycles can be difficult to predict and could be longer than anticipated. Any of these events could negatively affect our revenues and make it challenging or impossible for us to deliver products and services to our customers forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. Customers with liquidity issues may also lead to additional bad debt expense.

Supply-chain disruptions could impact our ability to build additional hardware tools or meet customer deadlines.

Disruptions to our supply chain may significantly increase our component costs and could impact our ability to build additional hardware tools, which would decrease our sales, earnings, and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to: rising inflation and global interest rates increasing component costs, a closure or slowdown at our suppliers’ plants or shipping delays including, for example, those made to combat the spread of COVID-19, market shortages for critical components, increases in prices, the imposition of regulations, quotas, embargoes or tariffs on components or our products, labor stoppages or shortages, supply chain disruptions, third-party interference, cyberattacks, severe weather conditions including the adverse effects of climate change-related events, geopolitical developments, war or terrorism, and disruptions in utilities and other services. In addition, the development, licensing, or acquisition of new products in the future may increase the complexity of supply chain management. Failure to effectively manage our supply of components and products could adversely affect our business.

Risks Related to Our Technology

If we fail to protect our intellectual property rights, customers or potential competitors may be able to use our technologies to develop their own solutions, which could weaken our competitive position, reduce our revenues, or increase our costs.

Our success depends largely on the protection of our proprietary technology. Our contractual, patent, copyright, trademark, and trade secret protection may not be effective against any particular threat or in any particular location. Our pending patent applications may not result in issued patents, and even if issued, they may not be sufficiently broad to protect our proprietary technologies. Some foreign countries do not currently provide effective legal protection for IP and our ability to prevent the unauthorized use of our products in those countries is therefore limited. Our trade secrets may also be stolen, otherwise become known, or be independently developed by competitors. Litigation may be necessary from time to time to enforce our IP rights. As a result of any such litigation, we could lose our proprietary rights and incur substantial unexpected operating costs. Litigation could also divert our resources, including our managerial and engineering resources. If we are unable to exclude others from using our proprietary technologies and methods without compensation to us, through litigation or otherwise, it could impede our ability to grow our business and our revenues may suffer.

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

We rely on service providers to enable key services to our customers, including for cloud services, enterprise software, customer support portal software, and co-location computing facilities and have experienced in the past, and may experience in the future, interruptions in our information systems on which our global operations depend or unplanned downtime of the infrastructure that delivers our SaaS. Such an unplanned interruption, even if temporary, could stop SaaS customers from accessing their hosted data or on-premise customers from downloading licensed software or critical security patches, or from accessing our support portal, which could mean that we may not meet our contractual commitments for such services to customers, which could reduce our revenue or result in damage to our reputation and negatively impact future sales. Further, the information technology and infrastructure that stores and processes our and our customers’ data is susceptible to continually evolving cybersecurity threats that become more complex over time and may not be recognized until launched against a target, all of which could result in unauthorized access to, or acquisition of, our data, and interruption or disruption of our business. We and our third-party service providers, with whom we may share data, may be unable to anticipate these techniques or may not implement adequate preventative measures to prevent either unauthorized access to our systems or services that could compromise customer data or other confidential information or result in a disruption of our services. In particular, our industry is often the target of cyber-attacks by third parties seeking unauthorized access to confidential or sensitive data, including customer confidential information, or to disrupt our ability to provide services from a broad range of threat actors, including foreign governments, criminals, competitors, computer hackers, cyber terrorists and politically motivated groups or individuals. The security measures we have integrated into our internal systems, SaaS, and software products, which are designed to detect unauthorized intrusions or activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to protect our internal networks, SaaS, and software products against certain attacks and other security incidents and attacks of varying degrees from time to time. In some cases, we do not have contracts to provide legal protection or recourse for breaches of our security protections, which may increase our exposure to expenses related to such attacks and negatively impact our results.

Ransomware attacks are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational loss, diversion of funds, and may result in fines, litigation and unwanted media attention. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Territorial invasions like Russia’s invasion of Ukraine or other geopolitical events can lead to cybersecurity attacks on technology companies, such as ours, located far outside of the conflict zone. In the event of prolonged business interruptions due to a security breach or disruption, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume our business operations.

Our information systems are susceptible to computer viruses, cyber-related security breaches, and similar disruptions from unauthorized intrusions, tampering, misuse, criminal acts including phishing, or other events or developments that we may be unable to anticipate or fail to mitigate. Our security measures may also be circumvented or bypassed due to employee errors or malfeasance. Third parties may attempt to fraudulently induce employees or customers to disclose information in order to gain access to our data or our customers’ data, including account credentials, customer personnel information, or other information. If we fail to have adequate controls or safeguards, the security of our internal networks, electronic systems, or physical facilities could be compromised, which could result in significant legal and financial exposure, a loss of confidence in the security of our SaaS and other software products, interruptions, or malfunctions in our operations, account lock outs, and, ultimately, harm to our business, financial condition and results of operations.

Our insurance policies may not cover losses incurred in the event our systems or data are comprised, and they are subject to retention amounts that could be substantial. Moreover, we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

If we experience a security event, we may have to conduct an investigation and notify individuals, customers, partners, service providers and state, federal and local governmental authorities and regulators in the U.S. and elsewhere around the globe.  Accordingly, security events could lead to significant costs and fees for legal advice, investigation support, remediation, and result in legal risk exposure, damage and harm to our reputation, and impact on our ability to keep and attract customers.

We and our customers are subject to laws and regulations concerning data privacy, data security, consumer protection, and advertising and these laws and regulations are continually evolving, which exposes us to potential material risks.

We collect, use, store or disclose (collectively, “process”) personal information, including from employees and customers, in connection with the operation of our business. The personal information we process is subject to an increasing number of federal, state, local and foreign laws regarding privacy and data security, as well as contractual commitments. Any failure or perceived failure by us to comply with such obligations may result in governmental enforcement actions, fines, litigation, or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

In the United States, we are subject to numerous federal, state and local data privacy and security laws and regulations governing the processing of information about individuals, including federal laws (e.g., FTC Act) and state privacy laws (e.g., the California Privacy rights Act and the Virginia Consumer Data Protection Act), marketing and communications laws, laws regarding credit reports, data breach notification laws, and consumer protection laws, many of which carry significant potential for active enforcement and penalties.

Abroad, our customers may be subject to the EU GDPR and UK GDPR or similar local or regional frameworks that impose a strict data protection compliance regime. Our customers may impose these obligations on us by contract, which could require us to expend resources to comply with those requirements.

More generally, given the rapidly changing data privacy and data security laws, regulations, policies and legal obligations discussed above, and because any current compliance is subject to change based on this shifting and inconsistent landscape, we could incur costs of complying with these laws and regulations, which in some cases can be enforced by our customers, other private parties in addition to government entities, are high and likely to increase in the future, particularly as the degree of regulation increases, our business grows and our geographic scope and member base expands. The impact of these laws and regulations may disproportionately affect our business in comparison to our peers in the technology sector that have greater resources.

Our technologies could infringe the intellectual property rights of others, causing costly litigation and the loss of significant rights.

Significant litigation regarding intellectual property rights exists in the semiconductor industry. It is possible that a third party may claim that our technologies infringe their intellectual property rights or misappropriate their trade secrets. which has happened in the past. Any claim, even if without merit, could be time consuming to defend, result in costly litigation, require us to enter into royalty or licensing agreements, which may not be available to us on acceptable terms, or at all, subject us to damages or injunctions restricting our sale of products, invalidate a patent or family of patents, require us to refund license fees to our customers or to forgo future payments or require us to redesign certain of our products, any one of which could adversely affect our sales opportunities, expenses, and revenues.

Competition in the market for data analytics and related systems and services may intensify in the future, which could impede our ability to grow or execute our strategy.

We currently face indirect competition from the internal groups at IC companies and direct competition from providers of (i) yield management and/or prediction systems, such as KLA, Siemens AG (“Siemens”), Onto Innovation, Inc. (“Onto”), and Synopsys, Inc. (“Synopsys”); (ii) semiconductor manufacturing software, such as Applied Materials, Inc., Synopsys, Invantest, Inc., NI, Inc., Onto, and Siemens; (iii) inline inspection, metrology and electrical test equipment providers, such as ASML, Applied Materials, KLA, and Keysight Technologies, Inc.; and, (iv) connectivity software or integration products/services supporting factory connectivity or control needs of customers, such as PEER Group, Inc., Kontron AIS, GmbH, Yokogawa Electric Corp., Advantest, and Kornic Automation Co. Ltd. There may be other providers of competitive commercial solutions of which we are not aware and we may compete with the products or offerings of these named companies or additional companies if we expand our offerings through acquisitions or development. For example, since our acquisition of Cimetrix Incorporated in late 2020, we now face competition in the products/services supporting the connectivity, control and integration of factory equipment. The demand for solutions that address the need for better integration between the silicon design and manufacturing processes may encourage direct competitors to enter our market. For example, in 2020, Synopsys, Inc. acquired Qualtera and NI, Inc. acquired Optimal+, and have increased marketing and pricing competition with us. This competition in our market may intensify in the future, which could lead to increased pricing pressure, negative impacts on our revenues, or a decreased ability to grow or execute our strategy. Also, our current and potential customers may choose to develop their own solutions internally, particularly if we are slow in deploying our solutions or improving them to meet market demands. These and other competitors may be able to operate with a lower cost structure, which would give any such competitor’s products a competitive advantage over our solutions.

Risks Related to Our Operations

Measurement of our variable consideration requires data collection and customers’ use of estimates in some cases and is subject to customers’ agreement and is later offset if actual data differ from customers’ estimates, which can result in uncertainty and cause quarterly results to fluctuate.

We can only recognize volume- or average selling price (“ASP”)- based royalties once we have reached agreement with our customers on their level of yield performance improvements or ASP and quarterly agreements are sometimes based on estimates of volume results or ASP for each quarter. Measuring the amount of yield improvement is inherently complicated and dependent on our customers’ internal processes and certain non-public information. Thus, there may be uncertainty as to some components of measurement or calculation. Also, some variable consideration can be highly susceptible to delays in the customer measurement of key factors such as reporting volumes results and level of yield or ASP. Therefore, we may have to estimate revenue related to contingent variable fees or usage- or sales-based royalties prior to the receipt of performance reports, such as royalty acknowledgements, or other related information from customers. These estimates are subject to judgment to evaluate whether it is probable that a significant revenue reversal will not occur in future periods, which could result in our recognition of less Integrated Yield Ramp revenue than expected that may later be offset when actual results become available.

We have customers with past due balances and our failure to collect a significant portion of such balances could adversely affect our cash, require us to write-off receivables, or increase our expense or bad debt allowance.

If our customers fail to pay receivable balances when due, our cash will decrease and we may have to incur additional expenses in an attempt to collect it, write-off a portion or all of such receivables, or increase our bad debt allowance. Our accounts receivable balance, net of reserves, was $42.2 million and $40.1 million as of December 31, 2022, and 2021, respectively. Unbilled accounts receivable, included in accounts receivable, totaled $13.5 million and $11.8 million as of December 31, 2022 and 2021, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12-month period are recorded in other non-current assets and totaled $0.8 million and $1.3 million as of December 31, 2022 and 2021, respectively. Three customers accounted for 53% of our gross accounts receivable as of December 31, 2022, and two customers accounted for 44% our gross accounts receivable as of December 31, 2021. The total accounts receivable reserve was $0.9 million as of December 31, 2022 and 2021. We generally do not require collateral or other security to support accounts receivable. Despite the financial ability of these customers to pay for on-going services by PDF under valid contracts, customers may delay payments. Our allowances for potential credit losses, if any, could be insufficient, and we may need to adjust our allowance for doubtful accounts from current estimates or write-off receivables depending on such claims in the future. If we are forced to pursue legal remedies to collect receivables, our expenses could rise significantly and our business relationship and future business with these customers could suffer.

The on-going COVID-19 pandemic has significantly affected how we and our customers operate and could continue to adversely impact our future results of operations and overall financial performance.

The COVID-19 pandemic continues to affect how we and our customers operate our businesses. For example, most U.S. states and countries worldwide imposed, restrictions on the physical movement of our employees, partners, and customers to limit the spread of COVID-19. Our US headquarters and R&D facility and offices in Canada, France, Japan and Korea experienced temporary closures. In addition, our personnel worldwide have also been subject to various country to country travel restrictions, which limit our ability to provide services to customers at their facilities. These impacts have disrupted our normal operations. If the COVID-19 pandemic has a substantial impact on our employees’ productivity, our results of operations and overall financial performance may be harmed.

Moreover, the conditions caused by the COVID-19 pandemic could adversely affect our customers’ ability or willingness to purchase our products or services, delay prospective customers’ purchasing decisions, adversely impact our ability to provide or deliver products and on-site services to our customers, delay the provisioning of our offerings, lengthen payment terms, reduce the value or duration of their subscriptions, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance. For example, we believe the lack of in-person interactions during most of 2020, 2021, and 2022 made it harder for us to sell complex or new technologies to such customers during these periods.

The duration and extent of the continuing impact from the COVID-19 pandemic depends on future developments that remain difficult to predict, such as the severity and transmission rate of the virus and variants thereof, the extent and effectiveness of containment actions, including the availability and effective distribution of vaccines, and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, or if the macroeconomic conditions of the general economy continue to worsen or the industries in which we operate are negatively impacted over the long-term, our business, operating results, financial condition and cash flows could be adversely affected.

We face operational and financial risks associated with international operations that could negatively impact our revenues.

In recent years, we have derived over half of our revenues from sales outside of the United States, and we expect our international business to continue to grow. We have in the past expanded and reorganized, at different times, our operations, including international operations, and may in the future continue such expansions or reorganizations by establishing or restructuring international subsidiaries, offices, or contractor relationships in locations, if and when, deemed appropriate by our management. Thus, the success of our business is subject to risks inherent in doing business internationally, including in particular:

●	our potential growth in China is dependent upon continued investments in the semiconductor industry by both private and public entities within China. Should circumstances change such that the level of investments is substantially reduced, our future growth potential may be limited;
●	some of our key engineers and other personnel are foreign nationals and they may not be permitted access to certain technical information under U.S. export laws or by certain of our customers and may have difficulty gaining access to the United States and other countries in which our customers or our offices may be located and it may be difficult for us to recruit and retain qualified technical and managerial employees in foreign offices;
●	ineffective or inadequate protection or enforcement of our IP in foreign jurisdictions;
●	greater difficulty in collecting account receivables resulting in longer collection periods, bad debt, and increased costs to collect;
●	language and other cultural differences may inhibit our sales and marketing efforts and create internal communication problems between our U.S. and foreign teams, increasing the difficulty of managing multiple, remote locations and negatively impacting sales and revenue;
●	compliance with, inconsistencies among, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar including, among others, issues related to human resources, personal data, tax, protection of our IP, and a wide variety of operational regulations and trade and export controls under domestic, foreign, and international law;

●	currency risk due to certain of our payables and our international offices’ payables are denominated in foreign currencies, including the Euro, Yen, and RMB, while predominantly all of our revenues is denominated in U.S. dollars, or in the event a larger portion of our revenues becomes denominated in foreign currencies, we would be subject to a potentially significant exchange rate risk;
●	inadequate local infrastructure that could result in business disruptions;
●	additional taxes, interest, and potential penalties, and uncertainty around changes in tax laws of various countries;
●	geopolitical instability or changes in government could disrupt our operations or our customers’ purchases or operations or those of related supply chain participants;
●	quarantine, travel restrictions, or business disruptions in regions affecting our operations, stemming from actual, imminent or perceived outbreaks of contagious diseases, including COVID-19; or
●	economic or political instability, including but not limited to armed conflict, terrorism, interference with information or communication of networks or systems, including strained or worsening relations between the United States and China, occupation or war involving Russia and Ukraine, and the resulting disruption to economic activity and business operations.

Further, our employees and contractors include professionals located in various international locations, including Shanghai, China and Ramallah, Palestine, and Taiwan who provide software-related development, quality assurance, maintenance, and other technical support services for certain of our software products. Conflicts in these regions or impacting these regions, or policy changes, including policies covering export controls, that affect these or other international operations could disrupt or limit the work our employees and contractors perform and may negatively affect the range of services we are able to provide or our cost for such services.

The on-going COVID-19 pandemic has affected the manufacturing and shipment of goods. From time to time since the start of the pandemic in 2020, our offices around the world have been temporarily shut down and restrictions have limited the ability of our local employees to travel to customer sites or visit our other offices. An extended closure of our customers’ plants due to a resurgence of COVID-19 or its variants could adversely impact our business.

In addition, our global operations are subject to numerous U.S. and foreign laws and regulations, including those related to anti-corruption, tax, corporate governance, imports and exports, financial and other disclosures, privacy, and labor relations. These laws and regulations are complex and may have differing or conflicting legal standards, making compliance difficult and costly. In addition, there is uncertainty regarding how proposed, contemplated, or future changes to these complex laws and regulations could affect our business. We may incur substantial expense in complying with new obligations to be imposed by these laws and regulations, and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently or intentionally breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. If we violate these laws and regulations, we could be subject to fines, penalties, or criminal sanctions, and may be prohibited from conducting business in one or more countries. Additionally, we may be held liable for actions taken by our local dealers and partners. A significant violation could significantly negatively impact our sales opportunities, operations, and financial results. Even if our operations and ability to deliver products and services to customers in China and elsewhere are not significantly negatively impacted by such changing regulations, our customers in China and elsewhere may decide to use only local vendors as a precaution. In such case, our expected international business may be slower than expected or not materialize at all, in which case, our sales opportunities, operations, and financial results would suffer.

Further, the U.S. government has imposed broad sanctions on Russia, Belarus and certain companies and high-wealth individuals relating to the invasion of Ukraine, and has additionally maintained a bipartisan consensus favoring increased confrontation of China on trade practices and economic matters, national security, and human rights. The current U.S.

Administration views technology as a domain of strategic competition in which the U.S. and its allies must stay ahead of China and has identified semiconductor, artificial intelligence, 5G technologies, and the protection of U.S. supply chains as priority efforts. As a result of these government actions and policies, unless and until related restrictions are lifted, we are generally not able to supply many products, services and technologies to affected entities and countries. Our standard operations include development, distribution processes, software download sites, and professional service centers and processes located in various geographies around the world. Some customers have expressed concerns that continued action by the U.S. government could potentially interrupt their ability to make use of our products or services. The continuing tension between the U.S. government and each of the Chinese and Russian governments in trade and security matters or the perception of that tension could lead to further disruptions or reductions in international trade, deter or prevent customer purchasing activity, and may negatively impact our financial results.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters that could expose us to numerous risks.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market and FASB. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance difficult and uncertain. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance (“ESG”) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on ESG initiatives, and collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements. We may also communicate certain initiatives and goals regarding environmental matters, diversity, responsible sourcing, social investments, and other ESG matters in our SEC filings or in other public disclosures. These initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy, or completeness of the disclosure of our ESG initiatives. Further, statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG goals on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

Tax Risks

U.S. federal tax reform and changes in foreign tax laws could change our tax burden and adversely affect our business and financial condition.

We conduct our business globally and, as a result, are subject to taxation in the United States and foreign countries. Our future tax rates could be affected by numerous factors, including changes in tax laws or the interpretation of such tax laws, insufficient taxable income to realize deferred tax assets, and changes in accounting policies. Our filings are subject to reviews or audit by the Internal Revenue Service and state, local and foreign taxing authorities. We cannot be sure that any final determination in an audit would not be materially different than the treatment reflected in our historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit, there could be a significant negative effect on our income tax provision and our operating results in the period or periods for which that determination is made. Any changes in our geographical earnings mix in various tax jurisdictions, including those resulting from transfer pricing adjustments, could materially increase our effective tax rate.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was enacted in the United States. The IR Act includes a 15% minimum tax rate, as well as tax credit incentives for reductions in greenhouse gas emissions. The details of the computation of the tax and implementation of the incentives will be subject to regulations that have not yet been released by the U.S. Department of the Treasury. On August 9, 2022, the CHIPS and Science Act of 2022 (the “CHIPS

Act”) was enacted in the United States to provide certain financial incentives to the semiconductor industry, primarily for manufacturing activities within the United States. We are continuing to monitor the IR Act and CHIPS Act and related regulatory developments to evaluate their potential impact on our business and operating results. For further discussion of the IR Act and CHIPS Act, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Risks Related to Our Strategic Transactions

We may devote significant time and resources to developing strategic relationships but we may not realize the benefits of such efforts, which could have an adverse effect on our business and results of operations.

We have in the past devoted, and plan in the future to devote, time and resources to identifying, developing, and promoting strategic relationships with other suppliers to provide combined, integrated, or interoperable solutions to the semiconductor, electronics, and automotive industries. For example, from July 2020 through January 2023, we announced strategic relationships or collaborations with Advantest Corporation, Siemens, Kulicke & Soffa Industries, Inc., SAP SE, and proteanTecs Ltd.. The full extent of the future impact of these strategic relationships on our financial condition and results of operations is currently unknown and the failure to reap the anticipated benefits of these companies’ financial resources, technology, customer relationships, and global footprint and/or to successfully develop combined, integrated, or interoperable solutions with such companies could have an adverse effect on our business and results of operations.

Our acquisitions create special risks and challenges that could adversely affect our financial results.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, we have, from time to time, engaged in the process of identifying, analyzing and negotiating possible acquisition transactions, and, from time to time, acquiring one or more businesses, and we expect to continue to do so in the future. We may choose to acquire new and complementary businesses, products, technologies and/or services instead of developing them ourselves. For example, we acquired Cimetrix Incorporated (“Cimetrix”) in December 2020 for a gross purchase price of approximately $37.5 million ($31.6 million net of cash acquired) for all of its outstanding equity. We may, however, face competition for acquisition targets from larger and more established companies with greater financial resources, making it more difficult for us to complete acquisitions. We may not be successful in consummating future acquisitions on favorable terms and we may not realize the benefits that we anticipate from one or more acquisitions that we consummate. Integrating any business, product, technology or service into our current operations could be expensive and time-consuming and/or disrupt our ongoing business. Further, there are numerous risks associated with acquisitions and potential acquisitions, including, but not limited to, problems combining the purchased operations, technologies or products, unanticipated costs, liabilities, litigation, and diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and where competitors in such markets have stronger market positions, initial dependence on unfamiliar supply chains or relatively small supply partners, failure of our due diligence processes to identify significant problems, liabilities or other challenges of an acquired company or technology, and the potential loss of key employees, customers, distributors, vendors, and other business partners of the companies we acquire.

We may not be able to successfully integrate businesses, products, technologies, or personnel that we might acquire and the transaction may not advance our business strategy. The integration of businesses that we may acquire is likely to be a complex, time-consuming, and expensive process and we may not realize the anticipated revenues or other benefits associated with our acquisitions. If we fail to successfully manage, operate, or integrate any acquired business or if we are unable to efficiently operate as a combined organization, including through the use of common information and communication systems, operating procedures, financial controls, and human resources practices, we could be required to write-down investments and our business, financial condition, and results of operations may be adversely affected. We may also be unable to protect or enforce the IP rights of any target business that we acquire, or such target businesses may become subject to claims of IP infringement. Further, if we become subject to liabilities as a result of an acquisition, the liabilities we incur may be substantial and the amounts of such liabilities may not be covered by and/or may exceed any liability protections.

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

Our success and competitiveness depend on our ability to retain, attract, motivate, and strategically locate in our offices around the globe, talented employees, including some of our key executives. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, changes in our management or leadership, the hiring practices at our competitors or customers, cost reduction activities, and the effectiveness of our recruiting and compensation programs, including equity-based programs. Further, we have had, and expect to continue to have, difficulty in obtaining visas permitting entry for some of our employees that are foreign nationals into the United States, and delays in obtaining visas permitting entry into other key countries, for several of our key personnel, which disrupts our ability to strategically locate our personnel. In the past the United States has and, in the future, the United States may again increase the level of scrutiny in granting H-1(b), L-1 and other business visas. Compliance with United States immigration and labor laws could require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain skilled professionals. If we lose the services of certain of our key executives or a significant number of our engineers, it could disrupt our ability to implement our business strategy. If we do not successfully attract, retain, and motivate key employees, including key executives, we may be unable to realize our business objectives and our operating results may suffer.

Our earnings per share and other operating results may vary quarter to quarter, which could result in not meeting investors’ expectations and stock price volatility.

Our stock price has fluctuated widely during the last few years. A factor in the volatility may be that our historical quarterly operating results have fluctuated. Our future quarterly operating results will likely fluctuate from time to time and may not meet the expectations of securities analysts and investors in some future period, which could cause our stock price to decrease again. A significant reduction in our stock price negatively impacts our ability to raise equity capital in the public markets and increases the cost to us, as measured by dilution to our existing shareholders, of equity financing. In addition, the reduced stock price also increases the cost to us, in terms of dilution, of using our equity for employee compensation or for acquisitions of other businesses. A greatly reduced stock price could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest, a hostile take-over bid, and fewer business development opportunities. Also, significant volatility in our stock price could be followed by a securities class action lawsuit, which could result in substantial costs and a diversion of our management’s attention and resources.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in Santa Clara, California, where we lease approximately 20,800 square feet of office space under a lease agreement that expires in August 2028. We also lease additional facilities and offices in Milpitas, California; Pittsburgh, Pennsylvania; Richardson, Texas; Salt Lake City, Utah; Deer Park, Illinois; Shanghai, China; Canada; France; Germany; Italy; Japan; Korea; and Taiwan for local sales, product development and technical support.

We believe our existing and planned facilities and offices are adequate to meet our current needs and are being utilized consistently with our past practice. We consistently look for opportunities to minimize costs related to office space through improved efficiencies and intend to make changes to leased facilities in the future as appropriate to reflect changes in worldwide operations and headcount.

Item 3. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with Financial Accounting Standards Board (“FASB”) requirements. As of December 31, 2022, except as disclosed below, we were not party to any material legal proceedings for which a loss was probable or an amount was accrued.

On May 6, 2020, we initiated an arbitration proceeding with the Hong Kong International Arbitration Center against SMIC New Technology Research & Development (Shanghai) Corporation (“SMIC”) due to SMIC’s failure to pay fees due to us under a series of contracts. We seek to recover the unpaid fees, a declaration requiring SMIC to pay fees under the contracts in the future (or a lump sum payment to end the contract), and costs associated with bringing the arbitration proceeding. SMIC denies liability, and an arbitration hearing was held in February 2023. The decision is expected within approximately three to six months.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq Global Market under the symbol “PDFS.” As of February 24, 2023, we had approximately 26 stockholders of record. The number of stockholders of record does not include individuals whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

No cash dividends were declared or paid in 2022, 2021 and 2020. We currently intend to retain all available funds to finance future growth, product development, and stock repurchases and, therefore, do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Stock Performance Graph

The following graph and tables compare the cumulative total stockholder return data for our stock since December 31, 2017, to the cumulative return over such period of (i) The Nasdaq Composite Index and (ii) The S&P 600 Information Technology (Sector) (TR) Index. The graph assumes that $100 was invested on December 31, 2017. The graph and tables further assume that such amount was initially invested in the Common Stock of the Company at a per share price of $15.70 (closing price on December 31, 2017) and that any dividends were reinvested. This performance graph and the corresponding tables are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance on the following graph and tables is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEARS CUMULATIVE TOTAL RETURN*
Among PDF Solutions, Inc., the NASDAQ Composite Index
and the S&P 600 Information Technology (Sector) (TR)

$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
PDF Solutions, Inc.
NASDAQ Composite
S&P 600 Information Technology (Sector) (TR)

*$100 invested on 12/31/2017 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Unregistered Sales of Equity Securities

The information required to be disclosed by paragraph (a) of Item 5 to Form 10-K has been included in a current report on Form 8-K and, therefore, is not furnished herein, pursuant to the last sentence in that paragraph.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 4, 2020, the Company’s Board of Directors adopted a stock repurchase program (the “2020 Program”) to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, over the next two years. Through April 10, 2022, under the 2020 Program, the Company repurchased a total of 470,070 shares at an average price of $21.91 per share, for a total price of $10.3 million. On April 11, 2022, the Board of Directors terminated the 2020 Program, and adopted a new program (the “2022 Program”) to repurchase up to $35.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, from time to time, over the next two years. During the year ended December 31, 2022, the Company repurchased 218,858 shares under the 2020 Program at an average price of $26.40 per share for an aggregate total price of $5.8 million. During the year ended December 31, 2022, the Company repurchased 714,600 shares under the 2022 Program at an average price of $23.36 per share for a total price of $16.7 million.

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s common stock during the fourth quarter ended December 31, 2022.

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

	Year Ended December 31,
	2022 (1)	2021 (1)	2020 (1)	2019	2018

	(In thousands, except per share amounts)
Consolidated Statements of Loss Data:
Total revenues	$148,549	$111,060	$88,046	$85,585	$85,794
Costs and Expenses:
Costs of revenues	47,907	44,193	36,765	33,474	42,803
Research and development	56,126	43,780	34,654	32,747	27,998
Selling, general and administrative	45,338	37,649	32,677	26,299	23,934
Amortization of acquired intangible assets	1,270	1,255	741	609	435
Restructuring charges	—	—	—	92	576
Write-down in value of property and equipment	—	3,183	—	—	—
Interest and other expense (income), net	(2,562)	(683)	1,269	(276)	(493)
Income (loss) before income taxes	470	(18,317)	(18,060)	(7,360)	(9,459)
Income tax expense (benefit)	3,899	3,171	22,303	(1,942)	(1,743)
Net loss	$(3,429)	$(21,488)	$(40,363)	$(5,418)	$(7,716)

Net loss per share, basic and diluted	$(0.09)	$(0.58)	$(1.17)	$(0.17)	$(0.24)

Weighted average common shares used to calculate net loss per share, basic and diluted	37,309	37,138	34,458	32,411	32,169

	December 31,
	2022	2021 (1)	2020 (1) (2)	2019	2018

	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$139,181	$140,226	$145,296	$97,605	$96,089
Working capital	135,208	144,681	151,175	119,580	137,693
Total assets	278,671	273,768	287,580	239,544	225,905
Long-term obligations	10,459	10,357	10,869	15,391	6,582
Total stockholders’ equity	210,012	219,585	234,506	196,157	199,795
(1)	In December 2020, we completed the acquisition of Cimetrix Incorporated (“Cimetrix”). Payments made for this acquisition, net of cash acquired, amounted to $3.1 million and $28.6 million in fiscal 2021 and 2020, respectively, or total payments of $31.6 million, for all of the outstanding equity of Cimetrix. The Consolidated Statements of Comprehensive Loss Data for fiscal 2022, 2021 and 2020 also include results of operations of Cimetrix since acquisition date. For further information about this acquisition, see Note 4 of “Notes to Consolidated Financial Statements” (Item 8 of Part II of this Annual Report).

(2)	On July 29, 2020, we entered into a strategic partnership with Advantest, which includes, among others, a Securities Purchase Agreement wherein we issued and sold to Advantest America, Inc., an aggregate of 3,306,924 shares of our common stock, at a purchase price of $19.7085 per share, for aggregate gross proceeds of $65.2 million, on July 30, 2020.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We offer products and services designed to empower organizations across the semiconductor ecosystem to connect, collect, manage, and analyze data about design, equipment, manufacturing, and test to improve the yield and quality of their products. We derive revenues from two sources: Analytics and Integrated Yield Ramp. Our offerings combine proprietary software, professional services using proven methodologies and third-party cloud-hosting platforms for SaaS, electrical measurement hardware tools, and physical IP for IC designs. We primarily monetize our offerings through license fees and contract fees for professional services and SaaS. In some cases, especially on our historical IYR engagements, we also receive a value-based variable fee or royalty, which we call Gainshare. Our products, services, and solutions have been sold to IDMs, fabless semiconductor companies, foundries, OSATs, capital equipment manufacturers, and system houses.

Industry Trend

Certain trends may affect our Analytics revenue specifically. In particular, the confluence of Industry 4.0 (i.e., the fourth industrial revolution, or the automation and data exchange in manufacturing technologies and processes) and cloud computing (i.e., the on-demand availability of computing resources and data storage without direct active management by the user) is driving increased innovation in semiconductor and electronics manufacturing and analytics, as well as in the organization of IT networks and computing at semiconductor and electronics companies across the ecosystem. First, the ubiquity of wireless connectivity and sensor technology enables any manufacturing company to augment its factories and visualize its entire production line. In parallel, the cost per terabyte of data storage has continually decreased year to year. The combination of these two trends means that more data is collected and stored than ever before. Further, semiconductor companies are striving to analyze these very large data sets in real-time to make rapid decisions that measurably improve manufacturing efficiency and quality. In parallel, the traditional practice of on-site data storage, even for highly sensitive data, is changing. The ability to cost-effectively and securely store, analyze, and retrieve massive quantities of data from the cloud versus on-premise enables data to be utilized across a much broader population of users, frequently resulting in greater demands on analytics programs. The combination of these latter two trends means that cloud-based, analytic programs that effectively manage identity management, physical security, and data protection are increasingly in demand for insights and efficiencies across the organizations of these companies. We believe that all these trends will continue for the next few years, and the challenges involved in adopting Industry 4.0 and secure cloud computing will create opportunities for our combination of advanced analytics capabilities, proven and established supporting infrastructure, and professional services to configure our products to meet customers’ specialized needs.

Other trends may continue to affect our characterization services business and Integrated Yield Ramp revenue specifically. The logic foundry market at the leading-edge nodes, such as 10nm, 7nm, and smaller, underwent significant change over the past few years. The leading foundry continues to dominate market share as other foundries started later than originally forecast in some cases. This trend will likely continue to impact our characterization services business on these nodes. We expect most logic foundries to invest in derivatives of older process nodes, such as 28nm and 14nm, to extract additional value as many of their customers will not move to advanced nodes due to either technological barriers or restrictive economics. Foundries that participate at leading edge nodes are expected to continue to invest in new technologies such as memory, packaging, and multi-patterned and extreme ultraviolet lithography, as well as new innovations in process control and variability management. We expect China’s investment in semiconductors to continue. Compliance with changing U.S. export restrictions limit our possible business with Chinese semiconductor manufacturers on advanced nodes with our electrical characterization offering. As a result of these market developments, we have chosen to focus our resources and investments in products, services, and solutions for analytics.

There are other global or business trends that may affect our business opportunities generally as follows:

●	Continuing impact of the COVID-19 pandemic. Although COVID-19 pandemic restrictions are being eased worldwide, the pandemic continues to affect how we and our customers operate our businesses. We continue to closely monitor the COVID-19 situation with a focus on our employees’ safety as our employees who were working in-office prior to COVID-19 have continued to return to working in-office for a certain number of days each week, subject to any current and future local restrictions. In addition, our personnel worldwide have in the past been and, in the future, may become subject to various country-to-country travel restrictions, which limits the ability of some employees to travel to other offices or customer sites. We believe the lack of an ability to meet in person during most of 2020, 2021 and to some degree the first half of 2022 made it harder for us to sell complex or new technologies to some customers during these periods. As we continue to meet with these customers in person, we believe we may improve traction with them. To date, we have been able to provide uninterrupted access to our products and services due to our globally distributed workforce, many of whom were working remotely prior to the pandemic, and our pre-existing infrastructure, which supports secure access to our internal systems. The total duration and full extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the ultimate severity and transmission rate of the virus and its variants, the extent and effectiveness of containment actions and vaccinations, and the impact of these and other factors on our employees, customers, partners, and suppliers. To date, one effect of the COVID-19 pandemic is a global shortage in semiconductors due primarily to supply chain disruptions and some market segments, including automotive semiconductors, continue to have shortages in production. Although COVID-19 related shortages have not materially affected our business, this trend may affect our future business opportunities, particularly future Gainshare and Cimetrix run-time licenses, if our customers’ production volumes decrease.
●	Continuing demand for consumer electronics. For instance, the demand for consumer electronics, communications devices, and high-performance computing continues to drive technological innovation in the semiconductor industry as the need for products with greater performance, lower power consumption, reduced costs, and smaller size continues to grow with each new product generation. In addition, advances in computing systems and mobile devices continue to fuel demand for higher capacity memory chips. To meet these demands, IC manufacturers and designers are constantly challenged to improve the overall performance of their ICs by designing and manufacturing ICs with more embedded applications to create greater functionality while lowering power and cost per transistor. As this trend continues, companies will continually be challenged to improve process capabilities to optimally produce ICs with minimal random and systematic yield loss, which is driven by the lack of compatibility between the design and its respective manufacturing process. We believe that these difficulties will continue to create a need for our products and services that address yield loss across the IC product life cycle. For further instance, the ongoing Russo-Ukrainian war is negatively impacting the global supply chain and global energy markets, which has resulted in inflation, supply chain shortages and rising prices. Ukraine and Russia are both top suppliers of neon gas that is used in lasers and chip manufacturing, and Russia is a major producer of palladium, a rare metal used in computer components, sensors, and fuel cells. Limitations on the supply of these two elements can severely affect the global supply chain, which is already scarce. Russia also supplies much of the world’s premium nickel, which is used by electronics manufacturers to make batteries. If these trends continue or worsen, we or our customers may face a shortage of critical components and our business may suffer. Rising prices of semiconductors may mean increased royalties to us and increased Integrated Yield Ramp revenue. We are also actively monitoring the macroeconomic environment, including the potential impact of inflationary pressures and increasing global interest rates, for impacts on our material, labor and other costs.
●	Changing export controls and sanctions. The U.S. government continues to expand and intensify export controls and sanctions. This includes the addition of many People’s Republic of China (“P.R.C.”) and Russian companies to the U.S. Export Administration Regulations (“EAR”) Entity List or Unverified List. These listings restrict supply to designees of items that are subject to the EAR. After an internal evaluation, we determined that a large percentage of our software products are not of U.S. origin and are, thus, not subject to the EAR. Our standard operations include development, distribution processes, software download sites, and professional service centers and processes located in various geographies around the world to better serve our customers. Some customers in the P.R.C., in particular, have nonetheless expressed concerns to us that continued action by the U.S. government could potentially interrupt their ability to make use of our products or services.

In October 2022, the U.S. government issued an interim final rule (87 Fed. Reg. 62186) with additional export control restrictions. Among several changes, the U.S. government imposed restrictions on supply to any P.R.C. fabrication facility that produces certain advanced logic or memory ICs, when the supply involves a commodity, software or technology (“Item”) that is “subject to the EAR” or when the supply involves a “U.S. person” even if the Item is not “subject to the EAR.” Another change is a restriction on supply of an item “subject to the EAR” destined for use in the development or production of certain IC manufacturing equipment and certain parts and components of such equipment in the P.R.C.  Industry members, including our Company, continue to generate questions and evaluate the effects of the new regulations. The U.S. government has committed to “rolling guidance” to resolve issues and answer questions in the coming months. In addition, the U.S. government expanded the “foreign direct product rules,” and thus EAR jurisdiction and restrictions, to additional foreign-produced Items and in connection with additional restricted parties in the P.R.C. Based on our current assessments, we expect the impact of these expanded trade restrictions on our business to be limited. We will continue to monitor for any further trade restrictions, other regulatory or policy changes by the U.S. or foreign governments and any actions in response, and remain committed to complying with applicable law. The uncertainty caused by these recent regulations and the potential for additional future restrictions could, nonetheless, negatively affect our future sales in the P.R.C. market.

●	Geopolitical tensions. Geopolitical tension between the U.S. and P.R.C. continues to increase, with both governments taking actions and making statements that lean in the direction of confrontation, including on the issue of Taiwan. Growing tension also increases risk of unintended mishap, mistake, or accident leading to escalation and global supply chain disruption. The continuing tension between the U.S. and P.R.C. and/or Russian governments in trade and security matters or the perception of that tension could lead to disruptions or reductions in international trade, deter or prevent purchasing activity of customers, and negatively impact our China sales (with respect to U.S.-P.R.C. tensions) and financial results in general (with respect to global tensions).

Financial Highlights

The following are our financial highlights for the year ended December 31, 2022:

●	Total revenues were $148.5 million, an increase of $37.5 million, or 34%, compared to the year ended December 31, 2021. Analytics revenue was $130.5 million, an increase of $37.1 million, or 40%, compared to the year ended December 31, 2021. The increase in Analytics revenue was driven by increases in revenue from CV and DFI systems and increases in revenues from Exensio and Cimetrix software licenses. Integrated Yield Ramp revenue increased $0.4 million, or 2%, compared to the year ended December 31, 2021, primarily due to an increase in hours worked on fixed fee engagements, partially offset by the end of Gainshare periods on certain contracts.
●	Costs of revenues increased $3.7 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to increases in personnel-related costs, subcontractor costs, third-party cloud-delivery costs, and software licenses and maintenance costs. These increases were partially offset by decreases in facilities and information technology-related costs, including depreciation expenses, and hardware costs.
●	Net loss was $3.4 million, compared to a $21.5 million net loss for the year ended December 31, 2021. The decrease in net loss was primarily attributable to an increase in total revenues, other income from net foreign currency exchange gain and interest income, a decrease in write-downs in value of property and equipment, decreases in property tax expense and depreciation expense, partially offset by increases in costs of revenues and operating expenses related primarily to our research and development, sales and marketing activities, and general and administrative expenses, which were primarily driven by increases in personnel-related costs, cloud-services related costs, subcontractor costs, and legal expenses, and an increase in income tax expense.
●	Cash, cash equivalents and short-term investments decreased $1.0 million to $139.2 million at December 31, 2022, from $140.2 million at December 31, 2021, primarily due to cash used to repurchase shares of common stock and payment for taxes related to net share settlement of equity awards, and for the purchase of property and equipment, partially offset by cash provided by operating activities, proceeds from the exercise of stock options and proceeds from purchases under our employee stock purchase plans.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Notes 1 and 2 of Notes to the Consolidated Financial Statements describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. We consider the accounting policies described below to be our critical accounting policies. These critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

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

Income Taxes

We are required to assess whether it is “more-likely-than-not” that we will realize our deferred tax assets. If we believe that they are not likely to be fully realizable before the expiration dates applicable to such assets, then to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on all available evidence, both positive and negative, we determined a full valuation allowance was still appropriate for our U.S. federal and state net deferred tax assets (“DTAs”), primarily driven by a cumulative loss incurred over the 12-quarter period ended December 31, 2022, and the likelihood that we may not utilize tax attributes before they expire. The valuation allowance was approximately $59.2 million and $51.6 million as of December 31, 2022 and 2021, respectively. We will continue to evaluate the need for a valuation allowance and may change our conclusion in a future period based on changes in facts (e.g., 12-quarter cumulative profit, significant new revenue, etc.). If we conclude that we are more likely than not to utilize some or all of our U.S. DTAs, we will release some or all of our valuation allowance and our tax provision will decrease in the period in which we make such determination.

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

Our income tax calculations are based on the application of applicable U.S. federal, state, and/or foreign tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the Consolidated Statements of Comprehensive Loss. At December 31, 2022, no deferred taxes have been provided on undistributed earnings from our international subsidiaries. We intend to reinvest the earnings of our non-U.S. subsidiaries in those operations indefinitely. As such, we have not provided for any foreign withholding taxes on the earnings of foreign subsidiaries as of December 31, 2022. The earnings of our foreign subsidiaries are taxable in the U.S. in the year earned under the Global Intangible Low-Taxed Income rules implemented under 2017 Tax Cuts and Jobs Act.

The Inflation Reduction Act of 2022 (the “Act”) was signed into U.S. law on August 16, 2022. The Act includes various tax provisions, including an excise tax on stock repurchases, expanded tax credits for clean energy incentives, and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted financial statement income over a three-year period in excess of $1 billion. While the details of the computation of the tax and implementation of some of the incentives will be subject to regulations that have not yet been released by the U.S. Department of the Treasury, the Company does not expect the Act to materially impact its financial statements.

The Creating Helpful Incentives to Produce Semiconductors Act (the “CHIPS Act”) was signed into U.S. law on August 9, 2022. CHIPS Act is intended to increase domestic competitiveness in semiconductor manufacturing capacity, increase research and development in computing, artificial intelligence, clean energy, and nanotechnology through federal government programs and incentives over the next ten years. The CHIPS Act includes an advanced manufacturing tax credit equal to 25% of qualified investments in property purchased for an advanced manufacturing facility. We are evaluating the potential benefits of CHIPS Act to our business.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values at the date of the business combination. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, estimated replacement costs and future expected cash flows from acquired customers, acquired technology, acquired patents, and trade names from a market participant perspective, useful lives and discount rates. The estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over their useful life, whereas any indefinite lived intangible assets, including IPR&D and goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings in the Consolidated Statements of Comprehensive Loss.

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

Valuation of Long-lived Assets including Goodwill and Intangible Assets

We record goodwill when the purchase consideration of an acquisition exceeds the fair value of the net tangible and identified intangible assets as of the date of acquisition. We have one operating segment and one operating unit. We perform an annual impairment assessment of goodwill during the fourth quarter of each calendar year or more frequently, if required to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill. There was no impairment of goodwill for the years ended December 31, 2022, 2021 and 2020.

Our long-lived assets, excluding goodwill, consist of property, equipment, and intangible assets. We periodically review our long-lived assets for impairment. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. There was no impairment of intangible assets for the years ended December 31, 2022, 2021 and 2020. In fiscal 2021, we wrote down the value of property and equipment aggregating $3.2 million pertaining to our first-generation of e-beam tools for DFI™ systems where carrying values may not be fully recoverable due to lack of market demand and future needs of our customers for these tools.

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

Results of Operations

Discussion of Financial Data for the years ended December 31, 2022 and 2021

Revenues, Costs of Revenues, and Gross Margin

	Year Ended December 31,		%	$ Change	%	% Change %	$ Change	%	% Change

(Dollars in thousands)	2022	2021	2020	2021 to 2022			2020 to 2021
Revenues:
Analytics	$130,480	$93,415	$57,232	$37,065		40%	$36,183		63%
Integrated Yield Ramp	18,069	17,645	30,814	424		2%	(13,169)		(43)%
Total revenues	$148,549	$111,060	$88,046	$37,489		34%	$23,014		26%
Costs of revenues	47,907	44,193	36,765	3,714		8%	7,428		20%
Gross profit	$100,642	$66,867	$51,281	$33,775		51%	$15,586		30%
Gross margin	68%	60%	58%

Analytics revenue as a percentage of total revenues	88%	84%	65%
Integrated Yield Ramp revenue as a percentage of total revenues	12%	16%	35%

Analytics Revenue

Analytics revenue was $130.5 million, an increase of $37.1 million, or 40%, compared to the year ended December 31, 2021. The increase in Analytics revenue was primarily driven by increases in revenues from CV and DFI systems and from Exensio and Cimetrix software licenses.

Integrated Yield Ramp Revenue

Integrated Yield Ramp revenue was $18.1 million for the year ended December 31, 2022, an increase of $0.4 million, compared to the year ended December 31, 2021, primarily due an increase in hours worked on fixed fees engagements, partially offset by the end of Gainshare periods on certain contracts.

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

Costs of Revenues

Costs of revenues consist primarily of costs incurred to provide and support our services, costs recognized in connection with licensing our software, information technology (“IT”) and facilities-related costs and amortization of acquired technology. Service costs include material, personnel-related costs including compensation, employee benefits, bonus and stock-based compensation expense, subcontractor costs, overhead costs, travel, and allocated facilities-related costs. Software license costs consist of costs associated with cloud-delivery related expenses and licensing third-party software used by us in providing services to our customers in solution engagements or sold in conjunction with our software products.

The increase in costs of revenues of $3.7 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to (i) a $2.6 million increase in personnel-related costs due to worldwide salary increases, increases in benefit costs, stock-based compensation expense, and bonus expense, (ii) a $1.6 million increase in third-party cloud-delivery costs, software licenses and maintenance costs, and (iii) an $0.8 million increase in subcontractor costs. These were partially offset by (i) a $1.0 million decrease in facilities and IT-related costs including depreciation expense and (ii) a $0.4 million decrease in hardware costs.

Gross Margin

Gross margin for the year ended December 31, 2022, was 68% compared to 60% for the year ended December 31, 2021, or an increase of 8 percentage points. The higher gross margin during the year ended December 31, 2022, was primarily due to higher total revenue and decreases in certain costs of revenues, as discussed above, which decreased the costs of revenues as a percentage of total revenues, when compared to the year ended December 31, 2021.

Operating Expenses:

Research and Development

	Year Ended December 31,			%	$ Change	%	% Change	%	$ Change	%	% Change

(Dollars in thousands)	2022	2021	2020		2021 to 2022				2020 to 2021
Research and development	$56,126	$43,780	$34,654		$12,346		28%		$9,126		26%
As a percentage of total revenues	38%	39%	39%

Research and development expenses consist primarily of personnel-related costs including compensation, employee benefits, bonus and stock-based compensation expense, outside development services, travel, third-party cloud-services related costs, IT and facilities cost allocations to support product development activities.

Research and development expenses increased 28% for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to (i) a $9.9 million increase in personnel-related costs primarily resulting from increases in stock-based compensation expense, headcount, bonus expense, benefit costs, and worldwide salary increases, (ii) a $1.5 million increase in subcontractor expenses primarily related to Cimetrix and Exensio software, and DFI and CV systems, (iii) a $0.4 million increase in facilities and IT-related costs including depreciation expense, and (iv) a $0.4 million increase in travel expense.

We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the size and the timing of product development projects.

Selling, General and Administrative

	Year Ended December 31,			%	$ Change	%	% Change	%	$ Change	%	% Change

(Dollars in thousands)	2022	2021	2020		2021 to 2022				2020 to 2021
Selling, general and administrative	$45,338	$37,649	$32,677		$7,689		20%		$4,972		15%
As a percentage of total revenues	31%	34%	37%

Selling, general and administrative expenses consist primarily of personnel-related costs including compensation, employee benefits, bonus, commission and stock-based compensation expense for sales, marketing and general and administrative personnel, legal, tax and accounting services, marketing communications expenses, third-party cloud-services related costs, travel, IT and facilities cost allocations.

Selling, general, and administrative expenses increased 20% for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to (i) a $7.3 million increase in personnel-related costs mainly resulting from increases in stock-based compensation expense, headcount, bonus and commission expense, benefit costs, and worldwide salary increases, (ii) a $1.2 million increase in facilities and IT-related costs including cloud-services related costs, (iii) a $0.4 million increase in general legal expenses, and (iv) a $0.3 million increase in travel expense. These were partially offset by (i) a $0.9 million decrease in subcontractor expenses, (ii) a $0.4 million decrease in property tax expense, and (iii) a $0.2 million decrease in accounting and auditing fees.

We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

Amortization of acquired intangible assets

	Year Ended December 31,			%	$ Change	%	% Change	%	$ Change	%	% Change

(Dollars in thousands)	2022	2021	2020		2021 to 2022				2020 to 2021
Amortization of acquired intangible assets	$1,270	$1,255	$741		$15		1%		$514		69%

Amortization of acquired intangible assets primarily consists of amortization of intangibles acquired as a result of certain business combinations.

Write-down in value of property and equipment

	Year Ended December 31,			%	$ Change	%	% Change	%	$ Change	%	% Change

(Dollars in thousands)	2022	2021	2020		2021 to 2022				2020 to 2021
Write-down in value of property and equipment	$—	$3,183	$—		$(3,183)		(100)%		$3,183		100%

In fiscal 2021, we wrote down the value of property and equipment aggregating $3.2 million pertaining to our first-generation of e-beam tools for DFI™ systems where carrying values may not be fully recoverable due to lack of market demand and future needs of our customers for these tools.

Interest and Other Expense (Income), Net

	Year Ended December 31,			$ Change	%	% Change	$ Change	%	% Change

(Dollars in thousands)	2022	2021	2020	2021 to 2022			2020 to 2021
Interest and other expense (income), net	$(2,562)	$(683)	$1,269	$(1,879)		275%	$(1,952)		(154)%

Interest and other expense (income), net primarily consists of interest income, gains, and losses from foreign currency forward contracts, and foreign currency transaction exchange gains and losses.

Interest and other expense (income), net increased for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to higher interest income due to increased interest rates and a higher foreign currency exchange gain resulting from a net favorable fluctuation in foreign exchange rates.

Income Tax Expense

	Year Ended December 31,			%	$ Change	%	% Change	%	$ Change	%	% Change

(Dollars in thousands)	2022	2021	2020		2021 to 2022				2020 to 2021
Income tax expense	$3,899	$3,171	$22,303		$728		23%		$(19,132)		(86)%

Income tax expense increased 23% for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to increases in state tax expense, foreign withholding taxes and changes in the geographic mix of worldwide income, which is subject to taxation at different statutory tax rates.

Any significant change in our future effective tax rates could adversely impact our consolidated financial position, results of operations and cash flows. Our future tax rates may be adversely affected by a number of factors including increase in expenses not deductible for tax purposes, new or changing tax legislation in the United States and in foreign countries where we are subject to tax jurisdictions, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, our ability to use tax attributes such as research and development tax credits and net operation losses, the tax effects of employee stock activity, audit examinations with adverse outcomes, changes in general accepted accounting principles and the effectiveness of our tax planning strategies.

Discussion of Financial Data for the years ended December 31, 2021 and 2020

For a discussion of our results of operations for the years ended December 31, 2021 and 2020, please see our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

Liquidity and Capital Resources

As of December 31, 2022, our working capital, defined as total current assets less total current liabilities, was $135.2 million, compared to $144.7 million as of December 31, 2021. Cash, cash equivalents and short-term investments, on a consolidated basis, were $139.2 million as of December 31, 2022, compared to $140.2 million as of December 31, 2021. As of December 31, 2022, and 2021, cash and cash equivalents held by our foreign subsidiaries were $8.8 million and $5.3 million, respectively. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures, and other obligations, for at least the next twelve months.

Cimetrix Acquisition

On December 1, 2020, the Company completed the acquisition of Cimetrix with total payments made in fiscal 2021 and 2020 of $31.6 million, net of cash acquired. The net cash payment for this acquisition, which also included the settlement of the adjusted Holdback Amount, as discussed below, was funded from the available cash of the Company.

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

Repurchase of Company’s Common Stock

On June 4, 2020, the Company’s Board of Directors adopted a stock repurchase program (the “2020 Program”) to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, over the next two years. During the year ended December 31, 2021, the Company repurchased 251,212 shares under the 2020 Program at an average price of $18.01 per share for an aggregate total price of $4.5 million. During the year ended December 31, 2022, the Company repurchased 218,858 shares under the 2020 Program at an average price of $26.40 per share, for a total price of $5.8 million. In total, the Company repurchased 470,070 shares under the 2020 Program at an average price of $21.91 per share, for a total price of $10.3 million. On April 11, 2022, the Board of Directors terminated the 2020 Program, and adopted a new program (the “2022 Program”) to repurchase up to $35.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, from time to time, over the next two years. During the year ended December 31, 2022, the Company repurchased 714,600 shares under the 2022 Program at an average price of $23.36 per share, for a total price of $16.7 million.

Consolidated Statements of Cash Flows Data

	Year Ended December 31,			%	$ Change
	2022	2021	2020	%	2021 to 2022%	2020 to 2021
(In thousands)
Net cash flows provided by (used in):
Operating activities	$32,298	$4,243	$21,783		$28,055	$(17,540)
Investing activities	84,599	(4,667)	(150,502)		89,266	145,835
Financing activities	(24,307)	(5,525)	64,798		(18,782)	(70,323)
Effect of exchange rate changes on cash and cash equivalents	(650)	(182)	131		(468)	(313)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$91,940	$(6,131)	$(63,790)		$98,071	$57,659

Net Cash Provided by Operating Activities

Cash flows provided by operating activities during 2022, consisted of a net loss, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, stock-based compensation expense, amortization of acquired intangible expense, amortization of costs capitalized to obtain revenue contracts and net change in operating assets and liabilities.

Cash generated from operating activities increased by $28.1 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily driven by a $18.1 million decrease in net loss, a $7.8 million increase in net change from operating assets and liabilities, and a $2.2 million increase in non-cash adjustments to net loss, which mainly resulted from an increase in stock-based compensation expense of $6.7 million and an increase in amortization of costs capitalized to obtain revenue contracts of $0.9 million, partially offset by a decrease in loss on disposal and write-

down in value of property and equipment of $3.2 million, a decrease in deferred taxes of $1.4 million and a decrease in depreciation and amortization of $0.7 million.

The major contributors to the net change in operating assets and liabilities for the year ended December 31, 2022, were as follows:

●	Accounts receivable increased by $2.1 million, primarily due to an increase in sales, an increase in unbilled accounts receivables due to timing of billing and revenue recognition and higher contractual invoicing activity, partially offset by collections from customers;
●	Prepaid expense and other current assets increased by $5.8 million, primarily due to the timing of billing of contract assets related to fixed-price service contracts, and increase in deferred costs to obtain contracts with customers, partially offset by a decrease in prepaid expenses related to third party software licenses and cloud-subscription related costs and a decrease in income tax receivable;
●	Other non-current assets decreased by $2.3 million primarily due to the amortization of non-current prepaid expenses and lower unbilled accounts receivable;
●	Accounts payable decreased by $1.4 million primarily due to the timing of payments of vendor invoices;
●	Accrued and other liabilities increased by $1.7 million primarily due to the timing of vendor invoices, accrued legal fees and accrued income taxes;
●	Accrued compensation and related benefits increased by $7.7 million primarily due to accrued bonuses and unused vacation; and
●	Deferred revenues increased by $1.8 million and billings in excess of recognized revenues increased by $1.9 million, primarily due to the timing of billing and revenue recognition.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $84.6 million for the year ended December 31, 2022, compared to net cash used in investing activities of $4.7 million for the year ended December 31, 2021.

For the year ended December 31, 2022, cash provided by investing activities primarily related to proceeds from maturities and sales of short-term investments of $151.5 million, partially offset by purchases of short-term investments of $58.3 million, and purchases of and prepayments for property and equipment of $8.4 million primarily related to our DFI systems and CV systems.

For the year ended December 31, 2021, cash used in investing activities primarily related to (i) purchases of $168.6 million short-term investments, (ii) a $3.1 million payment of the Holdback Amount related to the acquisition of Cimetrix, (refer to above discussion on Cimetrix Acquisition for further details), and (iii) $4.1 million for equipment purchased and prepayment for the purchase of property and equipment, primarily related to our DFI systems, partially offset by $171.0 million proceeds from maturities of short-term investments.

Net Cash Used in Financing Activities

Net cash used in financing activities was $24.3 million for the year ended December 31, 2022, compared to net cash used in financing activities of $5.5 million for the year ended December 31, 2021.

For the year ended December 31, 2022, net cash used in financing activities primarily consisted of $22.5 million for the repurchase of shares of our common stock and $6.5 million in cash payments for taxes related to net share settlement of equity awards, partially offset by $4.7 million of proceeds from our employee stock purchase plans and exercise of stock options.

For the year ended December 31, 2021, net cash used in financing activities primarily consisted of $4.5 million for the repurchase of shares of our common stock and $4.0 million in cash payments for taxes related to net share settlement of equity awards, partially offset by $3.0 million of proceeds from purchases under our employee stock purchase plans and the exercise of stock options.

Related Party Transactions

Refer to Note 3, “Strategic Partnership Agreement with Advantest and Related Party Transactions” of the Notes to Consolidated Financial Statements (Item 8 of Part II of this Annual Report) for a discussion on related party transactions between the Company and Advantest.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.

Contractual Obligations

The following table summarizes our known contractual obligations as of December 31, 2022 (in thousands):

	Payments Due by Period
						2028 and
Contractual Obligations	2023	2024	2025	2026	2027	thereafter	Total
Operating lease obligations (1)	$1,570	$1,633	$1,547	$1,357	$979	$171	$7,257
Purchase obligations (2)	18,386	5,948	6,016	—	—	—	30,350
Total (3)	$19,956	$7,581	$7,563	$1,357	$979	$171	$37,607
(1)	Refer to Note 7 of “Notes to Consolidated Financial Statements” (Item 8 of Part II of this Annual Report) for further discussion.
(2)	Purchase obligations consist of agreements to purchase goods and services entered in the ordinary course of business.
(3)	The contractual obligation table above excludes liabilities for uncertain tax positions of $2.6 million, which are not practicable to assign to any particular years due to the inherent uncertainty of the tax positions. See Note 11 of “Notes to Consolidated Financial Statements” (Item 8 of Part II of this Annual Report) for further discussion.

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

Interest Rate Risk.  As of December 31, 2022, we had cash and cash equivalents and short-term investments of $139.2 million. Cash and cash equivalents consisted of cash, highly liquid money market instruments and U.S. Government securities. Short-term investments consisted of U.S. Government securities. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at December 31, 2022, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations.

At December 31, 2022 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure to any financial institution by evaluating the creditworthiness of the financial institutions with which we invest and investing through more than one financial institution.

Foreign Currency and Exchange Risk. Certain of our receivables and payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our revenues and operating expenditures are subject to foreign currency risks. From time to time, we enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded in earnings as a component of other income (expense), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net. As of December 31, 2022, we had no outstanding forward contracts.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PDF Solutions, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PDF Solutions, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2023, expressed an unqualified opinion.

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

Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company derives revenue from Analytics and Integrated Yield Ramp Revenue. Contracts with customers can include various combinations of licenses, subscriptions, products and services, some of which are distinct and are accounted for as separate performance obligations. Significant judgment is exercised by the Company in determining revenue recognition for customer agreements, including determining whether licenses, subscriptions, and services are distinct performance obligations, determining the standalone selling price (“SSP”) attributed to each performance obligation, establishing the pattern of delivery for each distinct performance obligation, and estimating variable consideration when determining the amount of revenue to recognize. In addition, for revenue under project-based contracts for fixed-price services, revenue is recognized as services are performed using a percentage-of-completion (“POC”) method based on costs or labor-hours input method.

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

March 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PDF Solutions, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PDF Solutions, Inc. (a Delaware corporation) and its subsidiaries’ (the “Company) as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2022 and 2021 and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022 and the related notes (collectively referred to as the “consolidated financial statements”) of the Company, and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ BPM LLP

San Jose, California

March 1, 2023

PDF SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$119,624	$27,684
Short-term investments	19,557	112,542
Accounts receivable, net	42,164	40,087
Prepaid expenses and other current assets	12,063	8,194
Total current assets	193,408	188,507
Property and equipment, net	40,174	35,295
Operating lease right-of-use assets, net	6,002	5,408
Goodwill	14,123	14,123
Intangible assets, net	18,055	21,239
Deferred tax assets, net	64	75
Other non-current assets	6,845	9,121
Total assets	$278,671	$273,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,388	$5,554
Accrued compensation and related benefits	16,948	9,495
Accrued and other current liabilities	5,581	3,328
Operating lease liabilities – current portion	1,412	1,758
Deferred revenues – current portion	26,019	23,691
Billings in excess of recognized revenues	1,852	—
Total current liabilities	58,200	43,826
Long-term income taxes payable	2,622	2,656
Non-current portion of operating lease liabilities	5,932	5,258
Non-current portion of deferred revenues	1,905	2,443
Total liabilities	68,659	54,183
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 48,613 and 47,414, respectively; shares outstanding 37,431 and 37,411, respectively	6	6
Additional paid-in-capital	447,415	423,069
Treasury stock at cost, 11,182 and 10,003 shares, respectively	(133,709)	(104,705)
Accumulated deficit	(101,150)	(97,721)
Accumulated other comprehensive loss	(2,550)	(1,064)
Total stockholders’ equity	210,012	219,585
Total liabilities and stockholders’ equity	$278,671	$273,768

See accompanying Notes to Consolidated Financial Statements.

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Analytics	$130,480	$93,415	$57,232
Integrated Yield Ramp	18,069	17,645	30,814
Total revenues	148,549	111,060	88,046

Costs and Expenses:
Costs of revenues	47,907	44,193	36,765
Research and development	56,126	43,780	34,654
Selling, general and administrative	45,338	37,649	32,677
Amortization of acquired intangible assets	1,270	1,255	741
Write-down in value of property and equipment	—	3,183	—
Interest and other expense (income), net	(2,562)	(683)	1,269
Income (loss) before income taxes	470	(18,317)	(18,060)
Income tax expense	3,899	3,171	22,303
Net loss	$(3,429)	$(21,488)	$(40,363)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(1,493)	(825)	1,253
Change in unrealized gain (loss) related to available-for-sale debt securities, net of tax	7	(14)	2
Total other comprehensive income (loss)	(1,486)	(839)	1,255
Comprehensive loss	$(4,915)	$(22,327)	$(39,108)

Net loss per share, basic and diluted	$(0.09)	$(0.58)	$(1.17)

Weighted average common shares used to calculate net loss per share, basic and diluted	37,309	37,138	34,458

See accompanying Notes to Consolidated Financial Statements.

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, January 1, 2020	32,503	$5	325,197	9,294	$(91,695)	$(35,870)	$(1,480)	$196,157
Issuance of common stock, net of issuance of $0.1 million	3,307	1	65,077	—	—	—	—	65,078
Issuance of common stock in connection with employee stock purchase plan	183	—	1,670	—	—	—	—	1,670
Issuance of common stock in connection with exercise of options	246	—	2,570	—	—	—	—	2,570
Vesting of restricted stock units	611	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	—	—	—	256	(4,520)	—	—	(4,520)
Stock-based compensation expense	—	—	12,659	—	—	—	—	12,659
Comprehensive income (loss)	—	—	—	—	—	(40,363)	1,255	(39,108)
Balances, December 31, 2020	36,850	$6	$407,173	9,550	$(96,215)	$(76,233)	$(225)	$234,506
Repurchase of common stock	(251)	—	—	251	(4,523)	—	—	(4,523)
Issuance of common stock in connection with employee stock purchase plan	109	—	1,035	—	—	—	—	1,035
Issuance of common stock in connection with exercise of options	216	—	1,930	—	—	—	—	1,930
Vesting of restricted stock units	487	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	—	—	—	202	(3,967)	—	—	(3,967)
Stock-based compensation expense	—	—	12,931	—	—	—	—	12,931
Comprehensive loss	—	—	—	—	—	(21,488)	(839)	(22,327)
Balances, December 31, 2021	37,411	6	423,069	10,003	(104,705)	(97,721)	(1,064)	219,585
Repurchase of common stock	(933)	—	—	933	(22,471)	—	—	(22,471)
Issuance of common stock in connection with employee stock purchase plan	187	—	3,011	—	—	—	—	3,011
Issuance of common stock in connection with exercise of options	150	—	1,686	—	—	—	—	1,686
Vesting of restricted stock units	616	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	—	—	—	246	(6,533)	—	—	(6,533)
Stock-based compensation expense	—	—	19,649	—	—	—	—	19,649
Comprehensive income	—	—	—	—	—	(3,429)	(1,486)	(4,915)
Balances, December 31, 2022	37,431	$6	$447,415	11,182	$(133,709)	$(101,150)	$(2,550)	$210,012

See accompanying Notes to Consolidated Financial Statements.

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(3,429)	$(21,488)	$(40,363)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,526	6,218	6,725
Stock-based compensation expense	19,649	12,931	12,463
Amortization of acquired intangible assets	3,484	3,334	1,446
Amortization of costs capitalized to obtain revenue contracts	1,550	674	549
Loss on disposal and write-down in value of property and equipment	—	3,183	500
Deferred taxes	(4)	1,373	21,007
Other	(187)	147	(25)
Changes in operating assets and liabilities:
Accounts receivable	(2,143)	(5,980)	8,101
Prepaid expenses and other current assets	(5,787)	1,136	(433)
Operating lease right-of-use assets	1,821	1,414	1,193
Other non-current assets	2,258	(1,336)	2,069
Accounts payable	(1,423)	(86)	(918)
Accrued compensation and related benefits	7,720	1,264	1,926
Accrued and other liabilities	1,671	(648)	928
Deferred revenues	1,822	5,028	7,755
Billings in excess of recognized revenues	1,852	(1,337)	220
Operating lease liabilities	(2,082)	(1,584)	(1,360)
Net cash provided by operating activities	32,298	4,243	21,783

Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	151,500	171,000	16,500
Purchases of short-term investments	(58,321)	(168,560)	(131,454)
Purchases of property and equipment	(8,409)	(3,672)	(6,005)
Prepayment for the purchase of property and equipment	(21)	(381)	(963)
Purchases of intangible assets	(150)	—	—
Payment for business acquisition, net of cash acquired	—	(3,054)	(28,580)
Net cash provided by (used in) investing activities	84,599	(4,667)	(150,502)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,686	1,930	2,570
Proceeds from employee stock purchase plan	3,011	1,035	1,670
Payments for taxes related to net share settlement of equity awards	(6,533)	(3,967)	(4,520)
Repurchases of common stock	(22,471)	(4,523)	—
Proceeds from issuance of common stock, net of issuance costs paid	—	—	65,078
Net cash provided by (used in) financing activities	(24,307)	(5,525)	64,798

Effect of exchange rate changes on cash and cash equivalents	(650)	(182)	131
Net change in cash, cash equivalents, and restricted cash	91,940	(6,131)	(63,790)
Cash, cash equivalents, and restricted cash at beginning of period	27,684	33,815	97,605
Cash, cash equivalents, and restricted cash at end of period	$119,624	$27,684	$33,815

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$119,624	$27,684	$30,315
Restricted cash	—	—	3,500
Total cash, cash equivalents, and restricted cash	$119,624	$27,684	$33,815

Continued on next page.

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$2,850	$1,873	$2,707
Cash paid for amounts included in the measurement of operating lease liabilities	$1,744	$1,947	$2,022

Supplemental disclosure of noncash information:
Property and equipment, and intangible assets received and accrued in accounts payable and accrued and other liabilities	$3,201	$1,359	$133
Advances for purchase of fixed assets transferred from prepaid assets to property and equipment	$336	$963	$—
Operating lease liabilities arising from obtaining right-of-use assets	$2,502	$161	$286
Stock-based compensation capitalized as software development costs	$—	$—	$190

See accompanying notes to consolidated financial statements.

PDF SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

PDF Solutions, Inc. (the “Company” or “PDF”), provides products and services designed to empower organizations across the semiconductor ecosystem to connect, collect, manage, and analyze data about design, equipment, manufacturing, and test to improve the yield and quality of their products and operational efficiency. The Company’s products, services, and solutions include proprietary software, physical intellectual property (“IP”) for integrated circuit (“IC”) designs, electrical measurement hardware tools, proven methodologies, and professional services.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains its cash and cash equivalents and short-term investments with what it considers high credit quality financial institutions.

The Company primarily sells its products and services to companies in Asia, Europe and North America within the semiconductor industry. As of December 31, 2022, three customers accounted for 53% of the Company’s gross accounts receivable and two customers accounted for 41% of the Company’s total revenues for 2022. As of December 31, 2021, two customers accounted for 44% of the Company’s gross accounts receivable and two customers accounted for 27% of the Company’s revenues for 2021. See Note 13 for further details. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses.

The allowance for doubtful accounts, which was based on management’s best estimates, could be adjusted in the near term from current estimates depending on actual experience. Such adjustments could be material to the consolidated financial statements.

Cash and Cash Equivalents, and Short-term Investments

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

As of December 31, 2022, and 2021, short-term investments consisted solely of U.S. Treasury bills. The cost of these securities approximated fair value and there was no material gross realized or unrealized gains or losses as of December 31, 2022 and 2021. There were also no impairments in the investments’ value in the year ended December 31, 2022 and 2021. Refer to Note 14, “Fair Value Measurements” for further discussion on the Company’s investments.

Restricted cash of $3.5 million noted in the Consolidated Statement of Cash Flows for the year ended December 31, 2020 pertains to the amount specifically designated to pay for the Holdback amount related to the Company’s acquisition of Cimetrix Incorporated (“Cimetrix”). Refer to Note 4, “Business Combination” for further discussion about the payment of Holdback Amount in fiscal 2021.

Accounts Receivable

Accounts receivable include amounts that are unbilled at the end of the period that are expected to be billed and collected within a 12-month period. Unbilled accounts receivable are determined on an individual contract basis. Unbilled accounts receivable, included in accounts receivable, totaled $13.5 million and $11.8 million as of December 31, 2022 and 2021, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12-month period are recorded in other non-current assets and totaled $0.8 million and $1.3 million as of December 31, 2022 and 2021, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon the Company’s assessment of the expected collectability of the accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance.

Accounts receivable reserves are summarized below (in thousands):

				Deductions/
	Balance at		Charged	Write-offs	Balance at
	Beginning	Charged to	Against	of Accounts	End of
	of Period	Expense (1)	Revenue (1)	Receivable	Period
2022	$890	$—	$—	$—	$890
2021	$963	$—	$—	$(73)	$890
2020	$213	$—	$800	$(50)	$963
(1)	Additions to the accounts receivable reserve for doubtful accounts are charged to bad debt expense. Additions to the receivable reserve for billing adjustments are charged against revenue.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives (in years) of the related asset as follows:

Computer equipment	3
Software	3
Furniture, fixtures, and equipment	5-10
Laboratory and test equipment	3-10
Leasehold improvements	Shorter of estimated useful life or term of lease

Intangible Assets

Intangible assets consist of acquired technology, certain contract rights, customer relationships, patents, trademarks and trade names. These intangible assets may be acquired through business combinations or direct purchases. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from one to ten years. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment and intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value.

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

Cost of Revenues

Costs of revenues consist primarily of costs incurred to provide and support our services, costs recognized in connection with licensing our software, IT and facilities-related costs and amortization of acquired technology. Service costs include material, personnel-related costs including compensation, employee benefits, bonus and stock-based compensation expense, subcontractor costs, overhead costs, travel, and allocated facilities-related costs. Software license costs consist of costs associated with cloud-delivery related expenses and licensing third-party software used by us in providing services to the Company’s customers in solution engagements or sold in conjunction with the Company’s software products.

Research and Development Expenses

Research and development expenses consist primarily of personnel-related costs including compensation, employee benefits, bonus and stock-based compensation expense, outside development services, travel, third-party cloud-services related costs, IT and facilities cost allocations to support product development activities. Research and development expenses are charged to operations as incurred.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel-related costs including compensation, employee benefits, bonus, commission and stock-based compensation expense for sales, marketing and general and administrative personnel, legal, tax and accounting services, marketing communications expenses, third-party cloud-services related costs, travel, IT and facilities cost allocations.

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

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values at the date of the business combination. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, estimated replacement costs and future expected cash flows from acquired customers, acquired technology, acquired patents, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects the Company’s amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including in-process research and development, and goodwill, are not amortized but tested annually for impairment. During the measurement period, which is not to exceed one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Litigation

From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with Financial Accounting Standards Board (FASB) requirements. See Note 8, “Commitments and Contingencies”.

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

Additionally, ASU No. 2019-10 defers the effective date for the adoption of the new standard on credit losses for public filers that are considered small reporting companies (“SRC”) as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will adopt this standard effective the first quarter of 2023. In February 2020, the FASB issued ASU 2020-02, which provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. The subsequent amendments will have the same effective date and transition requirements as ASU No. 2016-13. Topic 326 requires a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is in the process of evaluating the impact of Topic 326 on its consolidated financial statements and the related disclosure but does not believe it will have a material effect.

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

The Company’s performance obligations are satisfied either over time or at a point-in-time. The following table represents a disaggregation of revenue by timing of revenue:

	Year Ended December 31,
	2022	2021	2020
Over time	69%	65%	63%
Point-in-time	31%	35%	37%
Total	100%	100%	100%

International revenues accounted for approximately 50%, 55% and 58% of total revenues for the years ended December 31, 2022, 2021 and 2020, respectively. See Note 13, “Customer and Geographic Information”.

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

The Company classifies the right to consideration in exchange for software or services transferred to a customer as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional, as compared to a contract asset, which is a right to consideration that is conditional upon factors other than the passage of time. The majority of the Company’s contract assets represent unbilled amounts related to fixed-price service contracts when the revenue recognized exceeds the amount billed to the customer. The contract assets are generally classified as current and are recorded on a net basis with deferred revenue (i.e. contract liabilities) at the contract level. At December 31, 2022 and 2021, contract assets of $3.3 million and $0.4 million, respectively, are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. The Company did not record any asset impairment charges related to contract assets during fiscal year 2022 and 2021.

Deferred revenues and billings in excess of recognized revenues consist substantially of amounts invoiced in advance of revenue recognition and are recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as current deferred revenues and the remaining portion is recorded as non-current deferred revenues in the accompanying Consolidated Balance Sheets. Revenue recognized for the years ended December 31, 2022, 2021 and 2020, that was included in the deferred revenues and billings in excess of recognized revenues balances at the beginning of each reporting period was $24.9 million, $16.9 million and $10.7 million, respectively.

At December 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was approximately $277.7 million. Given the applicable contract terms with customers, the majority of this amount is expected to be recognized as revenue over the next two years, with the remainder in the following three years. This amount does not include significant contracts to which the customer is not committed, future sales-based or usage-based royalty payments in exchange for a license of intellectual property, and future payments for performance obligations from on-demand arrangements. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications, or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to the scope, change in timing of delivery of products and services, or contract modifications.

The adjustment to revenue recognized in the years ended December 31, 2022, 2021 and 2020 from performance obligations satisfied (or partially satisfied) in previous periods was an increase of $0.4 million, a decrease of $0.4 million and an increase $0.1 million, respectively. These amounts primarily represent changes in estimated percentage-of-completion based contracts and changes in actual versus estimated Gainshare royalty.

Costs to obtain or fulfill a contract

The Company capitalizes the incremental costs to obtain or fulfill a contract with a customer, including direct sales commissions and related fees, when it expects to recover those costs. Amortization expense related to these capitalized costs is recognized over the period associated with the revenue from which the cost was incurred. Total capitalized direct sales commission costs included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021 was $1.7 million and $0.6 million, respectively. Total capitalized direct sales commission costs included in other non-current assets in the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021 was $2.1 million and $2.1 million, respectively. Amortization of these assets for each of the years ended December 31, 2022, 2021 and 2020 was $1.5 million, $0.7 million and $0.5 million, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Practical Expedients

The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component for the years ended December 31, 2022 and 2021.

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

Company will initially host, develop and maintain, an Advantest-specific cloud layer on the Exensio platform. On June 5, 2022, the parties amended Amendment #1 to provide another approved DEX Site (as defined therein). On November 11, 2022, the parties entered into a further amendment to Amendment #1 that provided, effective October 31, 2022: (i) flexibility for Advantest to spend the remainder of their committed $50.0 million over the remainder of the original term on its choice of products and services from a price list, instead of limiting Advantest to the original, fixed bundle of software and services; (ii) revised exclusivity; and (iii) the Company with free access/use of certain Advantest software.
●	An Amended and Restated Master Development Agreement with Advantest, pursuant to which the Company and Advantest agreed to collaborate on extensions to or combinations of both of their existing technology and new technology to address mutual customers’ needs through one or more development phases subject to certain conditions as set forth therein. Costs and expenses incurred related to this agreement have not been significant for the year ended December 31, 2022 and 2021.
●	A Master Commercial Terms and Support Services Agreement for the commercialization and support of integrated products of the Company and Advantest that are the outcome of the above development agreement. No material costs and expenses incurred related to the Commercial Agreement with Advantest during the years ended December 31, 2022 and 2021.

Analytics revenue recognized from Advantest during the years ended December 31, 2022, 2021 and 2020 was $10.3 million, $10.6 million and $3.4 million, respectively. Accounts receivable from Advantest amounted to $0.3 million at December 31, 2022. There were no outstanding accounts receivable from Advantest at December 31, 2021. Deferred revenue amounted to $7.1 million and $6.8 million as of December 31, 2022 and 2021, respectively. There was no occurrence of any termination events under these agreements as of the issuance of these consolidated financial statements.

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

Pursuant to the merger agreement, the Company will also make payments to certain employees, subject to their continued employment with Cimetrix, through the second quarter of 2024. The estimated total cash payout is about $1.4 million at Acquisition Date and will be paid at various scheduled payout dates. This amount will be recognized as compensation expense over the period as services are rendered. As of December 31, 2022 and 2021, such accrued compensation recorded under “Accrued compensation and related benefits” in the accompanying Consolidated Balance Sheets amounted to $0.2 million and $0.5 million, respectively.

Acquisition-Related Transaction Costs – Transaction expenses related to the acquisition of Cimetrix aggregated $1.6 million for the year ended December 31, 2020. These costs consist of professional fees and administrative costs and were expensed as incurred in the Company’s Consolidated Statement of Comprehensive Loss for the year ended December 31, 2020.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of (in thousands):

	December 31,
	2022	2021
Computer equipment	$11,853	$11,924
Software	5,395	5,419
Furniture, fixtures and equipment	2,484	2,506
Leasehold improvements	6,467	6,272
Laboratory and other equipment	4,431	3,981
Test equipment	28,403	24,452
Construction-in-progress	27,336	22,158
	86,369	76,712
Less: Accumulated depreciation and amortization	(46,195)	(41,417)
Total	$40,174	$35,295

Test equipment mainly includes DFI™ systems and CV® systems assets at customer sites that are contributing to revenue. Among assets under construction, the construction-in-progress balance related to construction of DFI™ systems assets amounted to $22.2 million and $20.0 million as of December 31, 2022, and December 31, 2021, respectively. Depreciation and amortization expense for years ended December 31, 2022, 2021 and 2020 was $5.5 million, $6.2 million and $6.7 million, respectively.

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

As of December 31, 2022 and 2021, the carrying amount of goodwill was $14.1 million. The following table summarizes goodwill transaction for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$14,123	$15,774	$2,293
Addition	—	—	13,481
Measurement period acquisition adjustment (1)	—	(1,651)	—
Balance at end of year	$14,123	$14,123	$15,774

(1)	Goodwill adjustment was recorded within the measurement period with a corresponding reduction in the Holdback Amount and reduction to net deferred tax liabilities. See Note 4, “Business Combination”.

Intangible assets balance was $18.1 million and $21.2 million as of December 31, 2022 and 2021, respectively.

Intangible assets as of December 31, 2022 and 2021, consist of the following (in thousands):

		December 31, 2022			December 31, 2021
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired identifiable intangibles:
Customer relationships	1-10	$9,407	$(6,684)	$2,723	$9,407	$(6,041)	$3,366
Developed technology	4-9	33,635	(19,647)	13,988	33,635	(17,250)	16,385
Tradename and trademarks	2-10	1,598	(918)	680	1,598	(812)	786
Patent	6-10	2,100	(1,696)	404	1,800	(1,640)	160
Noncompetition agreements	3	848	(588)	260	848	(306)	542
Total		$47,588	$(29,533)	$18,055	$47,288	$(26,049)	$21,239

The weighted average amortization period for acquired identifiable intangible assets was 5.9 years as of December 31, 2022. The following table summarizes intangible assets amortization expense in the Consolidated Statements of Comprehensive Loss (in thousands):

	Year Ended December 31,
	2022	2021	2020
Amortization of acquired technology included under Costs of Revenues	$2,214	$2,079	$705
Amortization of acquired intangible assets presented separately under Costs and Expenses	1,270	1,255	741
Total amortization of acquired intangible assets	$3,484	$3,334	$1,446

The Company expects annual amortization of acquired identifiable intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2023	$3,491
2024	3,093
2025	2,928
2026	2,759
2027	2,606
2028 and thereafter	3,178
Total future amortization expense	$18,055

There were no impairment charges for goodwill and intangible assets for the years ended December 31, 2022, 2021 and 2020.

7. LEASES

In 2022, the Company early terminated an office lease contract. The termination of this lease reduced the Company’s operating lease right-of-use assets and lease liabilities by approximately $0.5 million and $0.6 million, respectively. The gain from the lease termination of approximately $0.1 million was recorded under selling, general and administrative expense in the accompanying Consolidated Statement of Comprehensive Loss for the year ended December 31, 2022.

Lease expense was comprised of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease expense (1)	$1,457	$1,860	$1,828
Short-term lease and variable lease expense (2)	1,032	822	545
Total lease expense	$2,489	$2,682	$2,373

(1)	Net of gain recognized upon lease termination of $0.1 million in the year ended December 31, 2022.
(2)	Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease expense for the periods presented primarily included common area maintenance charges.

Supplemental consolidated balance sheets information related to leases was as follows:

	December 31,
	2022	2021
Weighted average remaining lease term under operating ROU leases (in years)	5.3	5.7
Weighted average discount rate for operating lease liabilities	4.87%	5.25%

Maturity of operating lease liabilities as of December 31, 2022, are as follows (in thousands):

Year Ending December 31,	Amount (1)
2023	$1,570
2024	1,633
2025	1,547
2026	1,357
2027	1,294
2028 and thereafter	991
Total future minimum lease payments	$8,392
Less: Interest (2)	(1,048)
Present value of future minimum lease payments under operating lease liabilities (3)	$7,344
(1)	As of December 31, 2022, the total operating lease liability includes $0.9 million related to an option to extend a lease term that is reasonably certain to be exercised.
(2)	Calculated using incremental borrowing interest rate for each lease.
(3)	Includes the current portion of operating lease liabilities of $1.4 million as of December 31, 2022.

8. COMMITMENTS AND CONTINGENCIES

Strategic Partnership with Advantest

See Note 3 for the discussion about the Company’s commitments under the strategic partnership with Advantest.

Operating Leases

Refer to Note 7, “Leases”, for the discussion about the Company’s lease commitments.

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

Purchase obligations

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of December 31, 2022, total outstanding purchase obligations were $30.4 million, the majority of which due within the next 24 months.

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

Litigation

From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable, and the loss can be reasonably estimated in accordance with FASB requirements. As of December 31, 2022, except as disclosed below, the Company was not party to any material legal proceedings for which a loss was probable or an amount was accrued.

On May 6, 2020, the Company initiated an arbitration proceeding with the Hong Kong International Arbitration Center against SMIC New Technology Research & Development (Shanghai) Corporation (“SMIC”) due to SMIC’s failure to pay fees due to PDF under a series of contracts. The Company seeks to recover the unpaid fees, a declaration requiring SMIC to pay fees under the contracts in the future (or a lump sum payment to end the contract), and costs associated with bringing the arbitration proceeding. SMIC denies liability and an arbitration hearing was held in February 2023. The decision is expected within approximately three to six months.

9. STOCKHOLDERS’ EQUITY

Issuance of Common Stock

On July 30, 2020, the Company issued 3,306,924 shares of common stock, at a purchase price of $19.7085 per share, for aggregate gross proceeds of $65.2 million pursuant to a Securities Purchase Agreement with Advantest dated July 29,

2020. Issuance costs related to this private placement aggregated $0.1 million. See Note 3, “Strategic Partnership Agreement with Advantest and Related Party Transactions”, for further details.

Stock Repurchase Program

On May 28, 2020, the Company’s 2018 stock repurchase program (the “2018 Program”) that was originally adopted on May 29, 2018, expired. As of May 28, 2020, approximately 786,000 shares had been repurchased at an average price of $12.43 per share, for a total price of $9.8 million under the 2018 Program.

On June 4, 2020, the Company’s Board of Directors adopted a stock repurchase program (the “2020 Program”) to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, over the next two years. During the year ended December 31, 2022, the Company repurchased 218,858 shares under the 2020 Program at an average price of $26.40 per share for an aggregate total price of $5.8 million. During the year ended December 31, 2021, the Company repurchased 251,212 shares under the 2020 Program at an average price of $18.01 per share for an aggregate total price of $4.5 million. In total, 470,070 shares were repurchased under the 2020 Program at an average price of $21.91 per share, for an aggregate total price of $10.3 million.

On April 11, 2022, the Board of Directors terminated the 2020 Program, and adopted a new program (the “2022 Program”) to repurchase up to $35.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, from time to time, over the next two years. During the year ended December 31, 2022, the Company repurchased 714,600 shares under the 2022 Program at an average price of $23.36 per share for an aggregate total price of $16.7 million.

10. EMPLOYEE BENEFIT PLANS

On December 31, 2022, the Company had the following stock-based compensation plans:

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

The Company estimated the fair value of purchase rights granted under the Employee Purchase Plans during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	2021 Purchase Plan		2010 Purchase Plan
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2022	2021	2020
Expected life (in years)	1.25	1.25	1.25
Volatility	48.73%	48.00%	34.25%
Risk-free interest rate	2.75%	0.11%	1.43%
Expected dividend	—	—	—
Weighted average fair value of purchase rights granted during the period	$10.00	$6.71	$4.83

During the year ended December 31, 2022, a total of 182,083 shares were issued under the 2021 Purchase Plan, at a weighted-average purchase price of $16.15 per share. During the years ended December 31, 2022, 2021 and 2020, a total of 5,203, 108,623 and 183,078 shares, respectively, were issued under the 2010 Purchase Plan, at a weighted-average purchase price of $13.40 per share, $9.53 per share and $9.12 per share, respectively. As of December 31, 2022, unrecognized compensation cost related to the 2021 Purchase Plan was $1.1 million. This estimated unrecognized cost is expected to be recognized over a weighted average period of 1.0 year. There was no unrecognized compensation cost related to the 2010 Purchase Plan as of December 31, 2022.

As of December 31, 2022, 817,917 shares were available for future issuance under the 2021 Purchase Plan.

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

As of December 31, 2022, 13.3 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 3.5 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.5 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after the adoption of the 2011 Plan through December 31, 2022. As of December 31, 2022, there were no outstanding awards that had been granted outside of the 2011 or 2001 Plans (collectively, the “Stock Plans”).

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

	Year Ended December 31,
	2022	2021	2020
Expected life (in years)	—	—	4.45
Volatility	—%	—%	40.90%
Risk-free interest rate	—%	—%	0.60%
Expected dividend	—	—	—
Weighted average fair value per share of options granted during the period	$—	$—	$5.75

No stock options were granted during the years ended December 31, 2022 and 2021.

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

Stock-based compensation expenses related to the Company’s stock plans and employee stock purchase plans were allocated as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Costs of revenues	$2,974	$2,563	$3,454
Research and development	9,391	5,515	4,800
Selling, general and administrative	7,284	4,853	4,209
Stock-based compensation expenses	$19,649	$12,931	$12,463

The stock-based compensation expense in the table above includes immaterial expense or credit adjustments related to cash-settled SARs granted to certain employees. The Company accounted for these awards as liability awards and the amount was included in accrued compensation and related benefits. SARs were fully exercised in the third quarter of 2020. Stock-based compensation capitalized in the capitalized software development costs included in property and equipment, net, was nil, nil and approximately $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Additional information with respect to options under the Plans is as follows:

	Outstanding Options
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)	per Share	(Years)	(in thousands)
Outstanding, January 1, 2020	745	$10.64
Granted (weighted average fair value of $5.75 per share)	24	$16.72
Exercised	(246)	$10.46
Canceled	(57)	$11.65
Expired	(10)	$10.06
Outstanding, December 31, 2020	456	$10.95
Granted	—	$—
Exercised	(216)	$8.90
Canceled	(10)	$15.56
Expired	(4)	$6.90
Outstanding, December 31, 2021	226	$12.78
Granted	—	—
Exercised	(150)	11.27
Canceled	(6)	13.52
Expired	(2)	8.79
Outstanding, December 31, 2022	68	$16.11	4.89	$847
Vested and expected to vest, December 31, 2022	68	$16.11	4.87	$842
Exercisable, December 31, 2022	57	$16.07	4.46	$706

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $28.52 as of December 31, 2022, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $2.3 million, $3.0 million and $2.2 million, respectively.

As of December 31, 2022, there was $0.1 million of total unrecognized compensation cost, net of forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average period of 1.0 years. The total fair value of options vested during the year ended December 31, 2022, was $0.1 million.

Nonvested shares (restricted stock units) were as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)	Per Share
Nonvested, January 1, 2020	1,887	$12.30
Granted	890	$21.31
Vested	(867)	$13.25
Forfeited	(163)	$13.23
Nonvested, December 31, 2020	1,747	$16.33
Granted	977	$19.43
Vested	(689)	$15.23
Forfeited	(163)	$17.63
Nonvested, December 31, 2021	1,872	$18.24
Granted	1,210	$23.23
Vested	(862)	$17.57
Forfeited	(96)	$19.71
Nonvested, December 31, 2022	2,124	$21.29

As of December 31, 2022, there was $32.7 million of total unrecognized compensation cost related to restricted stock units. That cost is expected to be recognized over a weighted average period of 2.6 years. Restricted stock units do not have rights to dividends prior to vesting.

401(k) Savings Plan

The Company sponsors a 401(k) Retirement Savings Plan (the “401(k) Plan”) covering substantially all of its US employees. The Company’s 401(k) Plan is a defined contribution plan with a 401(k) salary deferral arrangement qualified under appropriate provisions of the Internal Revenue Code (the “Code”) and applicable state laws.  Under the 401(k) Plan, eligible employees may make pre-tax salary or after-tax contributions up to 60% of annual compensation, as defined by the 401(k) Plan. In addition, participants who have reached the age of 50 can elect to withhold additional catch-up contributions subject to the Code and the 401(k) Plan limits. Participants may also contribute amounts representing distributions from other qualified plans (rollovers). The Company may make discretionary matching contributions. In fiscal 2022, the Company matches from 50% to 100% of each employee’s contribution up to a maximum of 4% of the employee’s total eligible earnings. The Company’s matching contributions to the 401(k) Plan aggregated $1.6 million for the year ended December 31, 2022. No discretionary Company contributions have been made to the Plan through December 31, 2021.

11. INCOME TAXES

During the years ended December 31, 2022, 2021 and 2020, loss before income taxes from U.S. operations was ($1.2) million, ($19.7) million and ($18.4) million, respectively, and income before income taxes from foreign operations was $1.7 million, $1.4 million and $0.3 million, respectively.

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
U.S.
Current	$1,210	$(67)	$(1,325)
Deferred	13	1,318	21,056
Foreign
Current	577	237	238
Withholding	2,111	1,591	2,392
Deferred	(12)	92	(58)
Total income tax expense	$3,899	$3,171	$22,303

The income tax expense differs from the amount estimated by applying the statutory federal income tax rate (21% for 2022, 2021 and 2020) for the following reasons (in thousands):

	Year Ended December 31,
	2022	2021	2020
Federal statutory tax expense	$106	$(3,847)	$(3,793)
State tax provision	949	239	703
Stock compensation expense	(898)	(499)	(602)
Tax credits	(2,877)	(2,676)	(3,488)
Foreign tax, net	2,195	1,653	2,443
Foreign-derived intangible income (FDII) deduction	(830)	—	—
Change in valuation allowance	5,122	8,099	29,034
Unrealized tax benefit reserve changes	136	(151)	—
Business combination costs	—	—	356
Tax law changes	—	—	(2,237)
Other	(4)	353	(113)
Total income tax expense	$3,899	$3,171	$22,303

As of December 31, 2022, the Company had Federal and California net operating loss carry-forwards (“NOLs”) of approximately $9.9 million and $11.2 million, respectively. Some of the Federal NOLs, acquired as part of a past acquisition, have expirations at the end of this fiscal year and onwards, and the California NOLs begin expiring in 2028 onwards.

As of December 31, 2022, the Company had federal and state research and experimental and other tax credit (“R&D credits”) carry-forwards of approximately $21.8 million and $22.8 million, respectively. The federal credits began to expire in 2022, while the California credits have no expiration. The extent to which the federal and state credit carry forwards can be used to offset future tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987.

The Company assesses its deferred tax assets for recoverability on a regular basis, and where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. Based on all available evidence, both positive and negative, the Company determined a full valuation allowance was still appropriate for its federal and state net deferred tax assets (DTAs) at December 31, 2022, primarily driven by a cumulative loss incurred over the 12-quarter period ended December 31, 2022 and the likelihood that the Company will not utilize tax attributes before they begin to expire. The valuation allowance was approximately $59.2 million and $51.6 million as of December 31, 2022 and 2021, respectively. The increase in the valuation allowance from December 31, 2021 to December 31, 2022 was primarily driven by a net increase in timing differences relating to deferred revenue, accrued bonus and  credits generated in the current year which require a valuation allowance. Management will continue to evaluate the need for a valuation allowance and may change its conclusion in a future period based on any change in facts (e.g. 12-quarter cumulative profit, significant new revenue, and other relevant factors). If the Company concludes that it is more likely than not to utilize some or all of its US DTAs, it will release some or all of its valuation allowance and our tax provision will decrease in the period in which we make such determination. Net deferred tax assets, after the US valuation allowance, was immaterial as of December 31, 2022, and December 31, 2021.

The components of the net deferred tax assets are comprised of (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Net operating loss carry forward	$3,861	$13,149
Research and development and other credit carry forward	28,046	26,591
Foreign tax credit carry forward	11,764	11,010
Capitalized research and experimental expenses	10,069	—
Accruals deductible in different periods	7,713	3,362
Leases	1,623	1,472
Stock-based compensation	1,948	1,442
Total deferred tax assets	65,024	57,026
Less: valuation allowance	(59,215)	(51,586)
Deferred tax assets, net of valuation allowance	$5,809	$5,440

Deferred tax liabilities
Property and equipment, net	(540)	178
Operating lease right-of-use assets	(1,635)	(1,472)
Intangible assets	(3,617)	(4,129)
Deferred tax liabilities	$(5,792)	$(5,423)

Net deferred tax assets	$17	$17

In accordance with the accounting standard relating to accounting for uncertain tax positions, the Company classifies its liabilities for income tax exposures as long-term. The Company includes interest and penalties related to unrecognized tax benefits within the Company’s income tax provision. As of December 31, 2022, 2021 and 2020, the Company had accrued interest and penalties related to unrecognized tax benefits of $0.7 million, $0.7 million, and $0.8 million, respectively. In the years ended December 31, 2022, 2021 and 2020, the Company recognized (reversal of) charges for interest and penalties related to unrecognized tax benefits of ($61,000), ($89,000) and $33,000 respectively, in the Consolidated Statements of Comprehensive Loss.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2022 was $15.1 million, of which $2.0 million, if recognized, would impact the Company’s effective tax rate. As of December 31, 2022, the Company has recorded unrecognized tax benefits of $2.6 million, including interest and penalties of $0.7 million, as long-term income taxes payable in its Consolidated Balance Sheet. The remaining $13.2 million has been recorded within our deferred tax assets, which is subject to a full valuation allowance. The Company does not expect the change in unrecognized tax benefits over the next twelve months to materially impact its results of operations and financial position.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Gross unrecognized tax benefits, January 1, 2020	$13,615
Increases in tax positions for current year	1,024
Increases in tax positions for prior years	71
Lapse in statute of limitations	(410)
Gross unrecognized tax benefits, December 31, 2020	14,300
Increases in tax positions for current year	853
Increases in tax positions for prior years	1
Lapse in statute of limitations	(411)
Gross unrecognized tax benefits, December 31, 2021	14,743
Increases in tax positions for current year	988
Increases in tax positions for prior years	—
Lapse in statute of limitations	(622)
Gross unrecognized tax benefits, December 31, 2022	$15,109

The Company does not provide deferred taxes on undistributed earnings of its foreign subsidiaries as it intends to indefinitely reinvest those earnings.

The Company conducts business globally and, as a result, files numerous consolidated and separate income tax returns in the U.S. federal, various state and foreign jurisdictions. For U.S. federal and California income tax purposes, the statute of limitations currently remains open for the years ended 2019 to present and 2018 to present, respectively. In addition, due to NOL carryback claims, the tax years 2013 through 2015 may be subject to federal examination and all of the net operating loss and research and development credit carryforwards that may be utilized in future years may be subject to federal and state examination. The Company is not currently under income tax examinations in the US or in any other of its major foreign subsidiaries’ jurisdictions.

Valuation allowance for deferred tax assets is summarized (in thousands):

	Balance at	Charged to	Deductions/	Balance at
	Beginning	Costs and	Write-offs of	End of
	of Period	Expenses	Accounts	Period
Valuation allowance for deferred tax assets
2022	$51,586	$7,629	$—	$59,215
2021	$41,859	$9,727	$—	$51,586
2020	$10,486	$31,373	$—	$41,859

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

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(3,429)	$(21,488)	$(40,363)
Denominator:
Basic weighted-average shares outstanding	37,309	37,138	34,458
Effect of dilutive options and restricted stock units	—	—	—
Diluted weighted-average shares outstanding	37,309	37,138	34,458

Net loss per share, basic and diluted	$(0.09)	$(0.58)	$(1.17)

For the years ended December 31, 2022, 2021, and 2020, because the Company was in a loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of the potential common shares would have been anti-dilutive.

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Outstanding options	56	170	332
Non-vested restricted stock units	787	968	921
Employee Stock Purchase Plan	84	33	160
Total	927	1,171	1,413

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

Revenues from individual customers that are approximately 10% or more of the Company’s consolidated total revenues are as follows:

	Year Ended December 31,
Customer	2022		2021		2020
A	31%		17%		*	%
B	10%		*	%	*	%
D	*	%	10%		*	%
E	*	%	*	%	23%

Gross accounts receivable balances (including amounts that are unbilled) from individual customers that are approximately 10% or more of the Company’s gross accounts receivable balance are as follows:

	December 31,
Customer	2022	2021
A	29%	29%
B	12%	15%
C	12%	* %
*	represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (in thousands):

	Year Ended December 31,
	2022		2021		2020
		Percentage		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues	Revenues	of Revenues
United States	$73,625	50%	$50,374	45%	$36,723	42%
China	24,494	16	14,267	13	13,776	16
Japan	13,916	9	11,097	10	4,762	5
Rest of the world	36,514	25	35,322	32	32,785	37
Total revenue	$148,549	100%	$111,060	100%	$88,046	100%

Long-lived assets, net by geographic area is as follows (in thousands):

	December 31,
	2022	2021
United States (1)	$44,730	$39,158
Rest of the world	1,446	1,545
Total long-lived assets, net	$46,176	$40,703

(1)	Includes assets deployed at customer sites which could be outside the U.S.

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2022 and the basis for that measurement (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other
		Identical	Observable	Significant
	December 31,	Assets	Inputs	Unobservable
Assets	2022	(Level 1)	(Level 2)	Inputs (Level 3)
Cash equivalents
Money market mutual funds	$75,738	$75,738	$—	$—
U.S. Government securities (1)	1,990	1,990	—	—
Short-term investments (available-for-sale debt securities)
U.S. Government securities (1)	19,557	19,557	—	—
Total	$97,285	$97,285	$—	$—

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2021 and the basis for that measurement (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Assets	2021	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market mutual funds	$12,474	$12,474	$—	$—
Short-term investments (available-for-sale debt securities)
U.S. Government securities (1)	112,542	112,542	—	—
Total	$125,016	$125,016	$—	$—
(1)	The carrying amount of the Company’s investments in U.S. Government securities approximate fair value due to their short-term maturities, and there have been no events or changes in circumstances that would have had a significant effect on the fair value of these securities at December 31, 2022 and 2021.

From time to time, the Company enters into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily on third-party accounts payables and intercompany balances. The primary objective of the Company’s hedging program is to reduce volatility of earnings related to foreign currency exchange rate fluctuations. The counterparty to these foreign currency forward contracts is a financial institution that the Company believes is creditworthy, and therefore, the Company believes the credit risk of counterparty nonperformance is not significant. These foreign currency forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these contracts is recorded into earnings as a component of other expense (income), net, and offsets the change in fair value of the foreign currency denominated assets and liabilities, which is also recorded in other expense (income), net in the Company’s Consolidated Statements of Comprehensive Loss. There was no realized gain or loss from foreign currency forward contracts during the years ended December 31, 2022 and 2021. For the year ended December 31, 2020, the Company recognized a realized loss of $0.2 million on the contracts, which is recorded in interest and other expense (income), net in the Company’s Consolidated Statement of Comprehensive Loss. As of December 31, 2022 and 2021, the Company had no outstanding forward contracts.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the fiscal years ended December 31, 2022 and 2021.

	Year Ended December 31, 2022
	Q1	Q2	Q3	Q4

	(In thousands, except for per share amounts)
Total revenues	$33,498	$34,668	$39,860	$40,523
Costs of revenues	$11,529	$12,042	$12,545	$11,791
Net income (loss)	$(4,150)	$(1,147)	$1,385	$483
Net income (loss) per share:
Basic and diluted	$(0.11)	$(0.03)	$0.04	$0.01

	Year Ended December 31, 2021
	Q1	Q2	Q3	Q4

	(In thousands, except for per share amounts)
Total revenues	$24,200	$27,419	$29,555	$29,886
Costs of revenues	$10,663	$10,785	$11,070	$11,675
Net loss	$(7,597)	$(4,484)	$(2,407)	$(7,000)
Net loss per share:
Basic and diluted	$(0.21)	$(0.12)	$(0.06)	$(0.19)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2022, in connection with the filing of this Annual Report on Form 10-K. Based on that evaluation, as of December 31, 2022, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Our management, with the participation of our principal executive officer and principal financial and accounting officer, assessed the effectiveness of our internal control over financial reporting (ICFR) as of December 31, 2022. This evaluation was based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by BPM LLP, the Company's independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter ended December 31, 2022, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Pursuant to Paragraph (3) of the General Instructions to Form 10-K, certain of the information required by Part III of this Form 10-K is incorporated by reference from our Proxy Statement as set forth below. The Proxy Statement is expected to be filed within 120 days of December 31, 2022.

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
4.02

Stockholder Agreement by and between PDF Solutions, Inc. and Advantest America, Inc. dated July 29, 2020 (incorporated herein by reference to registrant’s Quarterly Report on Form 10-Q filed November 6, 2020)

4.03

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934† (incorporated herein by reference to registrant’s Annual Report on Form 10-K filed March 1, 2022)

10.01

Form of Indemnification Agreement between PDF Solutions, Inc. and certain of its executive officers and directors (incorporated herein by reference to registrant’s Registration Statement on Form S-1 filed August 7, 2000)

10.02

Form of Indemnification Agreement between PDF Solutions, Inc. and certain of its senior executive officers and directors (incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed March 16, 2009)*

10.03	PDF Solutions, Inc. 2021 Employee Stock Purchase Plan (incorporated herein by reference to Annex A to the registrant’s proxy statement filed on April 28, 2021)*
10.04	PDF Solutions Inc. Seventh Amended and Restated 2011 Stock Incentive Plan (incorporated herein by reference to Appendix A to the registrant’s proxy statement dated April 27, 2022)*
10.05	Form of Stock Option Agreement (Non-statutory) under PDF Solutions, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to registrant’s Annual Report on Form 10-K filed March 15, 2012)*
10.06	Form of Stock Unit Agreement under PDF Solutions, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to registrant’s Annual Report on Form 10-K filed March 15, 2012)*
10.07	Form of Stock Appreciation Right Agreement under PDF Solutions, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to registrant’s filing on Form 10-Q filed November 9, 2012)*
10.08	Employment confirmation to John Kibarian from PDF Solutions, Inc. dated October 13, 2009 (incorporated herein by reference to registrant’s Annual Report on Form 10-K filed March 15, 2012)*
10.09	Employment confirmation to Kimon Michaels from PDF Solutions, Inc. dated October 13, 2009 (incorporated herein by reference to registrant’s Annual Report on Form 10-K filed March 15, 2012)*
10.10	Employment offer to Adnan Raza, dated January 23, 2020 (incorporated herein by reference to registrant’s filing on Form 10-K filed on March 10, 2020)*
10.11

Software License and Related Services Agreement by and between PDF Solutions, Inc. and Advantest America, Inc. dated March 25, 2020 and Amendment No.1 thereto dated July 29, 2020 (incorporated herein by reference to registrant’s Quarterly Report on Form 10-Q filed November 6, 2020)+

10.12

Amendment #1 to Amendment #1 to Software License and Related Services Agreement by and between PDF Solutions, Inc. and Advantest America, Inc., dated June 5, 2022, by and between PDF Solutions, Inc. and Advantest America, Inc. (incorporated herein by reference to registrant’s Quarterly Report on Form 10 Q filed November 10, 2022)+

10.13

Amendment #2 to Amendment #1 to Software License and Related Services Agreement by and between PDF Solutions, Inc. and Advantest America, Inc., signed November 11, 2022, by and between PDF Solutions, Inc. and Advantest America, Inc.†

10.14

Amended and Restated Master Development Agreement by and between PDF Solutions, Inc. and Advantest America, Inc. dated July 29, 2020 (incorporated herein by reference to registrant’s Quarterly Report on Form 10-Q filed November 6, 2020)+

Exhibit Number	Description
10.15

Master Commercial Terms and Support Services Agreement by and between PDF Solutions, Inc. and Advantest America, Inc. dated July 29, 2020 (incorporated herein by reference to registrant’s Quarterly Report on Form 10-Q filed November 6, 2020)+

10.16

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
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Date March 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

March 1, 2023	/s/ JOHN K. KIBARIAN	Director, President and Chief Executive Officer
	John K. Kibarian	(Principal executive officer)

March 1, 2023	/s/ ADNAN RAZA	Executive Vice President, Finance and Chief Financial
	Adnan Raza	Officer
(Principal financial and accounting officer)

March 1, 2023	/s/ JOSEPH R. BRONSON	Lead Independent Director
Joseph R. Bronson

March 1, 2023	/s/ NANCY ERBA	Director
Nancy Erba

March 1, 2023	/s/ MICHAEL B. GUSTAFSON	Director
Michael Gustafson

March 1, 2023	s/ YE JANE LI	Director
Ye Jane Li

March 1, 2023	s/ KIMON MICHAELS	Director
Kimon Michaels

March 1, 2023	s/ SHUO ZHANG	Director
Shuo Zhang