Form 10-Q
period 2023-03-31
PDF SOLUTIONS INC
filed 2023-05-09
CIK 1120914

g

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2023

or

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

There were 37,852,259 shares of the Registrant’s Common Stock outstanding as of May 4, 2023.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$114,382	$119,624
Short-term investments	19,146	19,557
Accounts receivable, net of allowance for credit losses of $890 as of March 31, 2023 and December 31, 2022	47,048	42,164
Prepaid expenses and other current assets	12,565	12,063
Total current assets	193,141	193,408
Property and equipment, net	41,723	40,174
Operating lease right-of-use assets, net	5,712	6,002
Goodwill	14,123	14,123
Intangible assets, net	17,177	18,055
Deferred tax assets, net	90	64
Other non-current assets	7,322	6,845
Total assets	$279,288	$278,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,289	$6,388
Accrued compensation and related benefits	13,869	16,948
Accrued and other current liabilities	5,868	5,581
Operating lease liabilities – current portion	1,572	1,412
Deferred revenues – current portion	26,322	26,019
Billings in excess of recognized revenues	342	1,852
Total current liabilities	54,262	58,200
Long-term income taxes payable	2,637	2,622
Non-current portion of operating lease liabilities	5,597	5,932
Other non-current liabilities	3,367	1,905
Total liabilities	65,863	68,659
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 49,150 and 48,613, respectively; shares outstanding 37,836 and 37,431, respectively	6	6
Additional paid-in-capital	454,307	447,415
Treasury stock at cost, 11,315 and 11,182 shares, respectively	(137,810)	(133,709)
Accumulated deficit	(100,795)	(101,150)
Accumulated other comprehensive loss	(2,283)	(2,550)
Total stockholders’ equity	213,425	210,012
Total liabilities and stockholders’ equity	$279,288	$278,671

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Analytics	$36,326	$30,426
Integrated Yield Ramp	4,433	3,072
Total revenues	40,759	33,498

Costs and Expenses:
Costs of revenues	11,904	11,529
Research and development	13,051	14,089
Selling, general, and administrative	15,645	10,839
Amortization of acquired intangible assets	325	314
Interest and other expense (income), net	(911)	(310)
Income (loss) before income tax expense	745	(2,963)
Income tax expense	390	1,187
Net income (loss)	$355	$(4,150)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	260	(397)
Change in unrealized gain (loss) related to available-for-sale debt securities, net of tax	7	(34)
Total other comprehensive income (loss)	267	(431)
Comprehensive income (loss)	$622	$(4,581)

Net income (loss) per share:
Basic	$0.01	$(0.11)
Diluted	$0.01	$(0.11)

Weighted average common shares used to calculate net income (loss) per share:
Basic	37,737	37,606
Diluted	38,859	37,606

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended March 31, 2023
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2022	37,431	$6	$447,415	11,182	$(133,709)	$(101,150)	$(2,550)	$210,012
Issuance of common stock in connection with employee stock purchase plans	98	—	1,663	—	—	—	—	1,663
Issuance of common stock in connection with exercise of options	21	—	345	—	—	—	—	345
Vesting of restricted stock units	286	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	—	—	—	133	(4,101)	—	—	(4,101)
Stock-based compensation expense	—	—	4,884	—	—	—	—	4,884
Comprehensive income	—	—	—	—	—	355	267	622
Balances, March 31, 2023	37,836	$6	$454,307	11,315	$(137,810)	$(100,795)	$(2,283)	$213,425

	Three Months Ended March 31, 2022
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2021	37,411	$6	$423,069	10,003	$(104,705)	$(97,721)	$(1,064)	$219,585
Issuance of common stock in connection with employee stock purchase plans	95	—	1,502	—	—	—	—	1,502
Issuance of common stock in connection with exercise of options	75	—	675	—	—	—	—	675
Vesting of restricted stock units	232	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	—	—	—	113	(3,389)	—	—	(3,389)
Repurchase of common stock	(219)	—	—	219	(5,778)	—	—	(5,778)
Stock-based compensation expense	—	—	5,553	—	—	—	—	5,553
Comprehensive loss	—	—	—	—	—	(4,150)	(431)	(4,581)
Balances, March 31, 2022	37,594	$6	$430,799	10,335	$(113,872)	$(101,871)	$(1,495)	$213,567

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$355	$(4,150)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,304	1,380
Stock-based compensation expense	4,884	5,553
Amortization of acquired intangible assets	878	867
Amortization of costs capitalized to obtain revenue contracts	456	173
Deferred taxes	(23)	(11)
Other	(231)	37
Changes in operating assets and liabilities:
Accounts receivable	(4,872)	2,296
Prepaid expenses and other current assets	(973)	(976)
Operating lease right-of-use assets	302	918
Other non-current assets	(476)	278
Accounts payable	1,261	(2,069)
Accrued compensation and related benefits	(3,132)	(864)
Accrued and other liabilities	260	582
Deferred revenues	723	(225)
Billings in excess of recognized revenues	(1,510)	245
Operating lease liabilities	(188)	(1,038)
Net cash provided by (used in) operating activities	(982)	2,996

Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	7,000	35,000
Purchases of short-term investments	(6,351)	(20,959)
Purchases of property and equipment	(2,902)	(1,765)
Net cash provided by (used in) investing activities	(2,253)	12,276

Cash flows from financing activities:
Proceeds from exercise of stock options	345	675
Proceeds from employee stock purchase plans	1,663	1,502
Payments for taxes related to net share settlement of equity awards	(4,101)	(3,389)
Repurchases of common stock	—	(5,778)
Net cash used in financing activities	(2,093)	(6,990)

Effect of exchange rate changes on cash and cash equivalents	86	(167)
Net change in cash and cash equivalents	(5,242)	8,115
Cash and cash equivalents at beginning of period	119,624	27,684
Cash and cash equivalents at end of period	$114,382	$35,799

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$1,985	$1,254
Cash paid for amounts included in the measurement of operating lease liabilities	$276	$430

Supplemental disclosure of noncash information:
Property and equipment received and accrued in accounts payable and accrued and other liabilities	$1,714	$1,923
Advances for purchase of fixed assets transferred from prepaid assets to property and equipment	$21	$120

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

PDF SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by PDF Solutions, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.

The interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all intercompany balances and transactions.

The accompanying interim unaudited condensed consolidated balance sheet as of December 31, 2022, has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include revenue recognition, the estimated useful lives of property and equipment and intangible assets, assumptions made in analysis of allowance for credit losses, impairment of goodwill and long-lived assets, valuation for deferred tax assets, and accounting for lease obligations, stock-based compensation expense, and income tax uncertainties and contingencies. Actual results could differ from those estimates and may result in material effects on the Company’s operating results and financial position.

Recent Accounting Standards

Accounting Standards Adopted

In June 2016, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on internal information, external information, or a combination of both relating to past events, current conditions, and reasonable and supportable forecasts. ASU No. 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model, which will result in earlier recognition of credit losses. Subsequent to the issuance of ASU No. 2016-13, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instrument, ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326) Targeted Transition Relief, ASU No. 2016-13, ASU No. 2019-10 Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), and ASU No. 2019-11 Codification Improvements to Topic 326, Financial Instruments-Credit Losses. The subsequent ASUs do not change the core principle of the guidance in

ASU No. 2016-13. Instead, these amendments are intended to clarify and improve operability of certain topics included within ASU No. 2016-13.

The Company adopted this standard on January 1, 2023, using a modified retrospective approach, which requires a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption with prior periods not restated. The adoption of ASU No. 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

Management has reviewed other recently issued accounting pronouncements issued or proposed by the FASB, and does not believe any of these accounting pronouncements has had or will have a material impact on the condensed consolidated financial statements.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company derives revenue from two sources: Analytics revenue and Integrated Yield Ramp revenue.

The Company recognizes revenue in accordance with FASB Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”). ASC 606 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. Revenue is recognized when control of products or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those promised products or services.

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

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectibility of consideration is probable.

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

Analytics Revenue

Analytics revenue is derived from the following primary offerings: licenses and services for standalone software (which is primarily Exensio® and Cimetrix® products), software-as-a-service (“SaaS”) (which is primarily Exensio® products), and Design-for-Inspection™ (“DFI™”) systems and Characterization Vehicle® (“CV®) systems that do not include performance incentives based on customers’ yield achievement.

Revenue from standalone software is recognized depending on whether the license is perpetual or time-based. Perpetual (one-time charge) license software is recognized at the time of the inception of the arrangement when control transfers to the customers if the software license is considered as a separate performance obligation from the services offered by the Company.

Revenue from post-contract support is recognized over the contract term on a straight-line basis, because the Company is providing (i) support and (ii) unspecified software updates on a when-and-if available basis over the contract term. Revenue from time-based-licensed software is allocated to each performance obligation and is recognized either at a point in time or over time as follows. The license component is recognized at the time when control transfers to customers, with the post-contract support component recognized ratably over the committed term of the contract. For contracts with any combination of licenses, support, and other services, distinct performance obligations are accounted for separately. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation on a relative basis using the SSP attributed to each performance obligation.

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

The Gainshare contained in Integrated Yield Ramp contracts is a variable fee related to continued usage of the Company’s intellectual property after the fixed-fee service period ends, based on a customer’s yield achievement. Revenue derived from Gainshare is contingent upon the Company’s customers reaching certain defined production yield levels. Gainshare periods are generally subsequent to the delivery of all contractual services and performance obligations. The Company records Gainshare as a usage-based royalty derived from customers’ usage of intellectual property and records it in the same period in which the usage occurs.

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

The Company’s performance obligations are satisfied either over time or at a point-in-time. The following table represents a disaggregation of revenue percentage by timing of revenue:

	Three Months Ended March 31,
	2023	2022
Over time	80%	70%
Point-in-time	20%	30%
Total	100%	100%

International revenues accounted for approximately 43% and 48% of the Company’s total revenues during the three months ended March 31, 2023 and 2022, respectively. See Note 10, Customer and Geographic Information.

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

The Company’s contracts with customers often include promises to transfer products, software licenses and provide services, including professional services, technical support services, and rights to unspecified updates to a customer. Determining whether licenses and services are distinct performance obligations that should be accounted for separately, or not distinct and thus accounted for together, requires significant judgment. The Company rarely licenses software on a standalone basis, so the Company is required to estimate the range of SSPs for each performance obligation. In instances where SSP is not directly observable because the Company does not license the software or sell the service separately, the Company determines the SSP using information that may include market conditions and other observable inputs.

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

The Company classifies the right to consideration in exchange for software or services transferred to a customer as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional, as compared to a contract asset, which is a right to consideration that is conditional upon factors other than the passage of time. The majority of the Company’s contract assets represent unbilled amounts related to fixed-price service contracts when the revenue recognized exceeds the amount billed to the customer. The contract assets are generally classified as current and are recorded on a net basis with deferred revenue (i.e., contract liabilities) at the contract level. As of March 31, 2023 and December 31, 2022, the total contract assets included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets were $2.9 million and $3.3 million, respectively. The Company did not record any asset impairment charges related to contract assets for the periods presented.

Deferred revenues and billings in excess of recognized revenues consist substantially of amounts invoiced in advance of revenue recognition and are recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as current deferred revenues and the remaining portion is recorded in other non-current liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2023, and December 31, 2022, the non-current portion of deferred revenues included in non-current liabilities was $2.3 million and $1.9 million, respectively. Revenue recognized that was included in the deferred revenues and billings in excess of recognized revenues balances at the beginning of each reporting period was $11.4 million and $6.9 million during the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was approximately $261.2 million. Given the applicable contract terms with customers, more than half of this amount is expected to be recognized as revenue over the next two years with the remainder to be recognized thereafter. This amount does not include insignificant contracts to which the customer is not committed, nor significant contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed, or future sales-based or usage-based royalty payments in exchange for a license of intellectual property. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications, or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to the scope, change in timing of delivery of products and services, or contract modifications.

The adjustment to revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was an increase of $2.5 million and an increase of $0.2 million during the three months ended March 31, 2023, and 2022, respectively. These amounts primarily represent changes in estimated percentage-of-completion based contracts and changes in actual versus estimated Gainshare.

Costs to obtain or fulfill a contract

The Company capitalizes the incremental costs to obtain or fulfill a contract with a customer, including direct sales commissions and related fees, when it expects to recover those costs. Amortization expense related to these capitalized costs is recognized over the period associated with the revenue from which the cost was incurred. Total capitalized direct sales commission costs included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets as of March 31, 2023, and December 31, 2022, were $1.8 million and $1.7 million, respectively. Total capitalized direct sales commission costs included in other non-current assets in the accompanying condensed consolidated balance sheets as of March 31, 2023, and December 31, 2022, were $3.2 million and $2.1 million, respectively. Amortization of these assets was $0.5 million and $0.2 million during the three months ended March 31, 2023 and 2022, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Practical expedient

The Company does not adjust the transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component during the three months ended March 31, 2023 and 2022.

3. STRATEGIC PARTNERSHIP AGREEMENT WITH ADVANTEST AND RELATED PARTY TRANSACTIONS

On July 29, 2020, the Company entered into a long-term strategic partnership with Advantest Corporation through its wholly-owned subsidiary, Advantest America, Inc. (collectively referred to herein as “Advantest”) that included the following agreements, which were all negotiated on arm’s length basis with commercial customary terms.

●	A Securities Purchase Agreement for the purchase by Advantest of an aggregate of 3,306,924 shares of the Company’s common stock for aggregate gross proceeds of $65.2 million and a related Stockholder Agreement.
●	An Amendment #1 to that certain Software License and Related Services Agreement, dated as of March 25, 2020, for an exclusive commercial arrangement in which the Company and Advantest collaborate on, and the Company initially hosts, develops and maintains, an Advantest-specific cloud layer on the Exensio platform. On June 5, 2022, the parties amended Amendment #1 to provide another approved Data Exchange Network (DEX) Site (as defined therein). On November 11, 2022, the parties entered into a further amendment to Amendment #1 that provided, effective October 31, 2022: (i) flexibility for Advantest to spend the remainder of their committed $50.0 million over the remainder of the original term on its choice of products and services from a price list, instead of limiting Advantest to the original, fixed bundle of software and services; (ii) revised exclusivity; and (iii) the Company with free access/use of certain Advantest software.
●	An Amended and Restated Master Development Agreement with Advantest, pursuant to which the Company and Advantest agreed to collaborate on extensions to or combinations of both of their existing technology and new technology to address mutual customers’ needs through one or more development phases subject to certain conditions as set forth therein. Costs and expenses incurred related to this agreement were not significant for the three months ended March 31, 2023 and 2022.
●	A Master Commercial Terms and Support Services Agreement for the commercialization and support of integrated products of the Company and Advantest that are the outcome of the above development agreement. No material costs and expenses were incurred related to the Commercial Agreement with Advantest during the three months ended March 31, 2023 and 2022.

Analytics revenue recognized from Advantest was $1.8 million and $2.6 million during the three months ended March 31, 2023 and 2022, respectively. There were no outstanding accounts receivable from Advantest as of March 31, 2023. Accounts receivable from Advantest amounted to $0.3 million as of December 31, 2022. Deferred revenue amounted to $5.9 million and $7.1 million as of March 31, 2023, and December 31, 2022, respectively. There was no occurrence of any termination events under these agreements as of the issuance of these condensed consolidated financial statements.

4. BALANCE SHEET COMPONENTS

Accounts receivable

Accounts receivable include amounts that are unbilled at the end of the period that are expected to be billed and collected within a 12-month period. Unbilled accounts receivable, included in accounts receivable, totaled $16.1 million and $13.5 million as of March 31, 2023, and December 31, 2022, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12-month period is recorded in other non-current assets and totaled $0.7 million and $0.8 million as of March 31, 2023, and December 31, 2022, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for credit losses is maintained for probable credit losses based upon the Company’s assessment of the expected collectability of the accounts receivable. The allowance for credit losses is reviewed on a quarterly basis to assess the adequacy of the allowance.

Property and equipment

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Computer equipment	$11,930	$11,853
Software	5,407	5,395
Furniture, fixtures, and equipment	2,488	2,484
Leasehold improvements	6,469	6,467
Laboratory and other equipment	4,494	4,431
Test equipment	28,403	28,403
Property and equipment in progress:
DFI™ system assets	23,596	22,231
CV® system and other assets	6,447	5,105
	89,234	86,369
Less: Accumulated depreciation and amortization	(47,511)	(46,195)
Total	$41,723	$40,174

Test equipment mainly includes DFI™ system and CV® system assets at customer sites that are contributing to revenue. Property and equipment in progress represent the development or construction of property and equipment that have not yet been placed in service for the Company’s intended use and are not depreciated.

Depreciation and amortization expense was $1.3 million and $1.4 million during the three months ended March 31, 2023 and 2022, respectively.

Goodwill and Intangible Assets, Net

As of March 31, 2023, and December 31, 2022, the carrying amount of goodwill was $14.1 million.

Intangible assets, net, consisted of the following (in thousands):

		March 31, 2023			December 31, 2022
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired identifiable intangibles:
Customer relationships	1-10	$9,407	$(6,845)	$2,562	$9,407	$(6,684)	$2,723
Developed technology	4-9	33,635	(20,244)	13,391	33,635	(19,647)	13,988
Tradename and trademarks	2-10	1,598	(945)	653	1,598	(918)	680
Patent	6-10	2,100	(1,717)	383	2,100	(1,696)	404
Noncompetition agreements	3	848	(660)	188	848	(588)	260
Total		$47,588	$(30,411)	$17,177	$47,588	$(29,533)	$18,055

The weighted average amortization period for acquired identifiable intangible assets was 5.7 years as of March 31, 2023. The following table summarizes intangible assets amortization expense in the accompanying condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2023	2022
Amortization of acquired technology included under Costs of Revenues	$553	$553
Amortization of acquired intangible assets presented separately under Costs and Expenses	325	314
Total amortization of acquired intangible assets	$878	$867

The Company expects annual amortization of acquired identifiable intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2023 (remaining nine months)	$2,613
2024	3,093
2025	2,928
2026	2,759
2027	2,606
2028 and thereafter	3,178
Total future amortization expense	$17,177

There were no impairment charges for goodwill and intangible assets during the three months ended March 31, 2023 and 2022.

5. LEASES

The Company leases administrative and sales offices and certain equipment under non-cancellable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various dates through 2028. The Company had no leases that were classified as a financing lease as of March 31, 2023, and December 31, 2022.

In the first quarter of 2022, the Company early terminated an office lease contract. The termination of this lease reduced the Company’s operating lease right-of-use assets and lease liabilities by approximately $0.5 million and $0.6 million, respectively. The gain from the lease termination of approximately $0.1 million was recorded under selling, general, and administrative expense in the accompanying condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2022.

Lease expense was comprised of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease expense (1)	$387	$345
Short-term lease and variable lease expense (2)	228	283
Total lease expense	$615	$628
(1)	Net of gain recognized upon lease termination of $0.1 million in the three months ended March 31, 2022.
(2)	Leases with an initial term of 12 months or less are not recorded on the accompanying condensed consolidated balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease expense for the periods presented primarily included common area maintenance charges.

Supplemental condensed consolidated balance sheets information related to operating leases was as follows:

	March 31,	December 31,
	2023	2022
Weighted average remaining lease term under operating leases (in years)	5.1	5.3
Weighted average discount rate for operating lease liabilities	4.87%	4.87%

Maturities of operating lease liabilities as of March 31, 2023, were as follows (in thousands):

Year Ending December 31,	Amount (1)
2023 (remaining nine months)	$1,299
2024	1,638
2025	1,551
2026	1,357
2027	1,294
2028 and thereafter	991
Total future minimum lease payments	$8,130
Less: Interest (2)	(961)
Present value of future minimum lease payments under operating lease liabilities (3)	$7,169
(1)	As of March 31, 2023, the total operating lease liability includes approximately $0.9 million related to an option to extend a lease term that is reasonably certain to be exercised.
(2)	Calculated using incremental borrowing interest rate for each lease.
(3)	Includes the current portion of operating lease liabilities of $1.6 million as of March 31, 2023.

6. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On June 4, 2020, the Company’s Board of Directors adopted a stock repurchase program (the “2020 Program”) to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, over the next two years. During the three months ended March 31, 2022, 218,858 shares were repurchased by the Company under the 2020 Program at an average price of $26.40 per share for an aggregate total price of $5.8 million. In total, 470,070 shares were repurchased under the 2020 Program at an average price of $21.91 per share, for an aggregate total price of $10.3 million.

On April 11, 2022, the Board of Directors terminated the 2020 Program, and adopted a new program (the “2022 Program”) to repurchase up to $35.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, from time to time, over the next two years. In total, the Company has repurchased 714,600 shares under the 2022 Program at an average price of $23.36 per share for an aggregate total price of $16.7 million.

7. EMPLOYEE BENEFIT PLANS

On March 31, 2023, the Company had the following stock-based compensation plans:

Employee Stock Purchase Plan

In July 2001, the Company’s stockholders initially approved the 2001 Employee Stock Purchase Plan, which was subsequently amended and restated in 2010 (as amended, the “2010 Purchase Plan”) to extend the term of the plan through May 17, 2020. Under the 2010 Purchase Plan, eligible employees could contribute up to 10% of their compensation, as defined in the 2010 Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The 2010 Purchase Plan provided for twenty-four-month offering periods with four six-month purchase periods in each offering period. The 2010 Purchase Plan expired on May 17, 2020. Existing offering periods under the 2010 Plan continued through the applicable expiration date and the final offering period expired on January 31, 2022. On June 15, 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan, which has a ten-year term (the “2021 Purchase Plan” and, together with the 2010 Purchase Plan, the “Employee Purchase Plans”). The terms of the 2021 Purchase Plan are substantially similar to those of the 2010 Purchase Plan. A twenty-four-month offering period under the 2021 Purchase Plan commenced on August 1, 2021.

The Company estimated the fair value of purchase rights granted under the 2021 Purchase Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Three Months Ended March 31,
	2023	2022
Expected life (in years)	1.25	1.25
Volatility	46.70%	48.90%
Risk-free interest rate	4.48%	0.86%
Expected dividend	—	—
Weighted average fair value of purchase rights granted during the period	$11.90	$10.76

During the three months ended March 31, 2023, a total of 98,216 shares were issued under the 2021 Purchase Plan, at a weighted average purchase price of $16.93 per share. During the three months ended March 31, 2022, a total of 90,040 shares were issued under the 2021 Purchase Plan, at a weighted average purchase price of $15.90 per share. During the three months ended March 31, 2022, a total of 5,203 shares were issued under the 2010 Purchase Plan, at a weighted average purchase price of $13.40 per share. As of March 31, 2023, unrecognized compensation cost related to the 2021 Purchase Plan was $1.0 million. This estimated unrecognized cost is expected to be recognized over a weighted average period of 1.1 years.

As of March 31, 2023, 719,701 shares were available for future issuance under the 2021 Purchase Plan.

Stock Incentive Plans

On November 16, 2011, the Company’s stockholders initially approved the 2011 Stock Incentive Plan, which has been amended and restated and approved by the Company’s stockholders a number of times since then (as approved by the stockholders through the date of this report, the “2011 Plan”) and currently expires in 2030. Under the 2011 Plan, the Company may award stock options, stock appreciation rights (“SARs”), stock grants or stock units covering shares of the Company’s common stock to employees, directors, non-employee directors and contractors. The aggregate number of shares reserved for awards under the 2011 Plan is 12.8 million shares, plus up to 3.5 million shares previously issued under the 2001 Stock Plan adopted by the Company in 2001, which expired in 2011 (the “2001 Plan”) that are either (i) forfeited or (ii) repurchased by the Company or are shares subject to awards previously issued under the 2001 Plan that expire or that terminate without having been exercised or settled in full on or after November 16, 2011. In case of awards other than options or SARs, the aggregate number of shares reserved under the 2011 Plan will be decreased at a rate of 1.33 shares issued pursuant to such awards. The exercise price for stock options must generally be at prices no less than the fair market value at the date of grant. Stock options generally expire ten years from the date of grant and become vested and exercisable over a four-year period.

On April 24, 2023, the Company’s Board of Directors approved another amendment and restatement of the 2011 Plan, which is subject to stockholder approval at the 2023 annual meeting of stockholders, to, among other things, increase the number of shares reserved for awards under it to a total of 13.8 million shares, which is an increase of an additional 1.0 million shares, and to extend the expiration to 2031.

As of March 31, 2023, 13.3 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 3.6 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.5 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after the adoption of the 2011 Plan through March 31, 2023. As of March 31, 2023, there were no outstanding awards that had been granted outside of the 2011 or 2001 Plans (collectively, the “Stock Plans”).

The Company estimated the fair value of share-based awards granted under the 2011 Stock Plan during the period using the Black-Scholes-Merton option-pricing model. There were no stock options granted during the three months ended March 31, 2023 and 2022.

Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expense before taxes related to the Company’s stock plans and employee stock purchase plans was allocated as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Costs of revenues	$964	$728
Research and development	1,794	3,168
Selling, general, and administrative	2,126	1,657
Stock-based compensation expenses	$4,884	$5,553

Additional information with respect to options under the Stock Plans during the three months ended March 31, 2023, is as follows:

	Outstanding Options
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)	per Share	(Years)	(in thousands)
Outstanding, December 31, 2022	68	$16.11
Granted	—	—
Exercised	(21)	16.42
Canceled	—	—
Expired	—	—
Outstanding, March 31, 2023	47	$15.98	4.58	$1,248
Vested and expected to vest, March 31, 2023	47	$15.97	4.56	$1,242
Exercisable, March 31, 2023	39	$15.81	4.11	$1,038

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $42.40 per share as of March 31, 2023. The total intrinsic value of options exercised was $0.4 million during the three months ended March 31, 2023.

Total remaining unrecognized compensation cost related to unvested stock options as of March 31, 2023, which is expected to be fully recognized in 2023, and total fair value of shares vested during the three months ended March 31, 2023 were immaterial.

Nonvested restricted stock unit activity during the three months ended March 31, 2023, was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)	Per Share
Nonvested, December 31, 2022	2,124	$21.29
Granted	46	$33.46
Vested	(419)	$20.62
Forfeited	(3)	$19.69
Nonvested, March 31, 2023	1,748	$21.78

As of March 31, 2023, there was $30.2 million of total unrecognized compensation cost related to restricted stock units. That cost is expected to be recognized over a weighted average period of 2.5 years. Restricted stock units do not have rights to dividends prior to vesting.

8. INCOME TAXES

Income tax expense decreased by $0.8 million for the three months ended March 31, 2023, to a $0.4 million income tax expense as compared to $1.2 million for the three months ended March 31, 2022. The Company’s effective tax rate expense was 52% and (40.0%) for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective tax rate increased in the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to increases in foreign taxes and changes in the year-to-date recognition of worldwide income.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of March 31, 2023, was $15.2 million, of which $2.0 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2022, was $15.1 million, of which $2.0 million, if recognized, would affect the Company’s effective tax rate. As of March 31, 2023, the Company has recorded unrecognized tax benefits of $2.6 million, including interest and penalties of $0.7 million, as long-term taxes payable in the accompanying condensed consolidated balance sheet. The remaining $13.2 million has been recorded within the Company’s deferred tax assets (“DTAs”), which is subject to a full valuation allowance.

The valuation allowance was approximately $59.2 million as of March 31, 2023, and December 31, 2022, which was related to U.S. net federal and state DTAs. The worldwide net deferred tax assets balance as of March 31, 2023, and December 31, 2022, were not significant.

The Company conducts business globally and, as a result, files numerous consolidated and separate income tax returns in the U.S. federal and various state and foreign jurisdictions. For U.S. federal and California income tax purposes, the statute of limitations currently remains open for the tax years ended 2019 to present and 2018 to present, respectively. In addition, due to net operating loss carryback claims, the tax years 2013 through 2015 may be subject to federal examination and all of the net operating loss and research and development credit carryforwards that may be utilized in future years may be subject to federal and state examination. The Company is not subject to income tax examinations in any other of its major foreign subsidiaries’ jurisdictions.

9. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by weighted average number of common shares outstanding for the period (excluding outstanding stock options and shares subject to repurchase). Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding for the period plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases in which the effect would be anti-dilutive. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands except per share amount):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss)	$355	$(4,150)
Denominator:
Basic weighted average shares outstanding	37,737	37,606
Effect of dilutive stock options, unvested restricted stock units, and shares of common stock expected to be issued under Employee Purchase Plans	1,122	—
Diluted weighted average shares outstanding	38,859	37,606

Net income (loss) per share:
Basic	$0.01	$(0.11)
Diluted	$0.01	$(0.11)

For the three months ended March 31, 2022, because the Company was in a loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of the potential common shares would have been anti-dilutive.

The following table sets forth potential shares of common stock that were not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Outstanding options	—	102
Non-vested restricted stock units	9	905
Employee Stock Purchase Plan	—	94
Total	9	1,101

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

Revenues from an individual customer that are approximately 10% or more of the Company’s consolidated total revenues are as follows:

	Three Months Ended March 31,
Customer	2023	2022
A	38%	33%

Gross accounts receivable balances (including amounts that are unbilled) from individual customers that are approximately 10% or more of the Company’s gross accounts receivable balance are as follows:

	March 31,	December 31,
Customer	2023	2022
A	42%	29%
B	10%	12%
C	* %	12%

* represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (amounts in thousands):

	Three Months Ended March 31,
	2023		2022
		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues
United States	$23,274	57%	$17,491	52%
China	6,956	17	4,120	12
Rest of the world	10,529	26	11,887	36
Total revenue	$40,759	100%	$33,498	100%

Long-lived assets, net by geographic area are as follows (in thousands):

	March 31,	December 31,
	2023	2022
United States (1)	$46,137	$44,730
Rest of the world	1,298	1,446
Total long-lived assets, net	$47,435	$46,176

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of March 31, 2023, and December 31, 2022, and the basis for those measurements (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other
		Identical	Observable	Significant
	March 31,	Assets	Inputs	Unobservable
Assets	2023	(Level 1)	(Level 2)	Inputs (Level 3)
Cash equivalents
Money market mutual funds	$76,204	$76,204	$—	$—
U.S. Government securities (1)	2,999	2,999	—	—
Short-term investments (available-for-sale debt securities)
U.S. Government securities (1)	19,146	19,146	—	—
Total	$98,349	$98,349	$—	$—

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Assets	2022	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market mutual funds	$75,738	$75,738	$—	$—
U.S. Government securities (1)	1,990	1,990	—	—
Short-term investments (available-for-sale debt securities)
U.S. Government securities (1)	19,557	19,557	—	—
Total	$97,285	$97,285	$—	$—
(1)	As of March 31, 2023, and December 31, 2022, the amortized cost of the Company’s investments in U.S Government securities approximated their fair value due to their short-term maturities, and there have been no events or changes in circumstances that would have had a significant effect on the fair value of these securities in the periods presented. For the three months ended March 31, 2023, there were no material realized or unrealized gains or losses, either individually or in the aggregate.

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

Purchase Obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of March 31, 2023, total outstanding purchase obligations were $25.7 million, the majority of which is due within the next 24 months.

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

Legal Proceedings — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable, and the loss can be reasonably estimated in accordance with FASB requirements. As of March 31, 2023, the Company was not party to any material legal proceedings for which a loss was probable or an amount was accrued.

On May 6, 2020, the Company initiated an arbitration proceeding with the Hong Kong International Arbitration Center against SMIC New Technology Research & Development (Shanghai) Corporation (“SMIC”) due to SMIC’s failure to pay fees due to the Company under a series of contracts. The Company seeks to recover the unpaid fees, a declaration requiring SMIC to pay fees under the contracts in the future (or a lump sum payment to end the contract), and costs associated with bringing the arbitration proceeding. SMIC denies liability and an arbitration hearing was held in February 2023. A decision is expected within this calendar year, approximately.

13. SUBSEQUENT EVENTS

Refer to Note 7, Employee Benefits Plans, for the discussion about the amendment to the 2011 Stock Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “projected,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “target” or “continue,” the negative effect of terms like these or other similar expressions. These statements include, but are not limited to, statements concerning: expectations about the effectiveness of our business and technology strategies; expectations regarding global economic trends; the impact of rising global inflation and interest rates, expectations regarding recent and future acquisitions; current semiconductor industry trends; expectations of continued adoption of our solutions by new and existing customers; project milestones or delays and performance criteria achieved; cost and schedule of new product development; the provision of technology and services prior to the execution of a final contract; the continuing impact of COVID-19 on the semiconductor industry and our operations or supply and demand for our products; supply chain disruptions; the success of the Company’s strategic growth opportunities and partnerships; the Company’s ability to successfully integrate acquired businesses and technologies; whether the Company can successfully convert backlog into revenue; customers’ production volumes under contracts that provide Gainshare; possible impacts from the evolving trade regulatory environment and geopolitical tensions and our ability to obtain additional financing if needed. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update publicly any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10 K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023. All references to “we”, “us”, “our”, “PDF”, “PDF Solutions” or “the Company” refer to PDF Solutions, Inc.

Cimetrix, CV, DFI, Exensio, PDF Solutions, and the PDF Solutions, Exensio, and Cimetrix logos are trademarks or registered trademarks of PDF Solutions, Inc. or its subsidiaries.

Overview

We offer products and services designed to empower organizations across the semiconductor ecosystem to connect, collect, manage, and analyze data about design, equipment, manufacturing, and test to improve the yield and quality of their products. We derive revenues from two sources: Analytics and Integrated Yield Ramp Our offerings combine proprietary software, professional services using proven methodologies and third-party cloud-hosting platforms for software-as-a-service (“SaaS”), electrical measurement hardware tools, and physical intellectual property (“IP”) for integrated circuit (“IC”) designs. We primarily monetize our offerings through license fees and contract fees for professional services and SaaS. In some cases, especially on our historical IYR engagements, we also receive a value-based variable fee or royalty, which we call Gainshare. Our products, services, and solutions have been sold to integrated device manufacturers (“IDMs”), fabless semiconductor companies, foundries, out-sourced semiconductor assembly and test (“OSATs”), capital equipment manufacturers and system houses.

We are headquartered in Santa Clara, California and also operate worldwide with offices in Canada, China, France, Germany, Italy, Japan, Korea, and Taiwan.

Industry Trends

Certain trends may affect our Analytics revenue specifically. In particular, the confluence of Industry 4.0 (i.e. the fourth industrial revolution, or the automation and data exchange in manufacturing technologies and processes) and cloud computing (i.e. the on-demand availability of computing resources and data storage without direct active management by the user) is driving increased innovation in semiconductor and electronics manufacturing and analytics, as well as in the organization of information technology (“IT”) networks and computing at semiconductor and electronics companies across the ecosystem. First, the ubiquity of wireless connectivity and sensor technology enables any manufacturing company to augment its factories and visualize its entire production line. In parallel, the cost per terabyte of data storage has continually decreased year to year. The combination of these two trends means that more data is collected and stored than ever before. Further, semiconductor companies are striving to analyze these very large data sets in real-time to make rapid decisions that measurably improve manufacturing efficiency and quality. In parallel, the traditional practice of on-site data storage, even for highly sensitive data, is changing. The ability to cost-effectively and securely store, analyze, and retrieve massive quantities of data from the cloud versus on-premise enables data to be utilized across a much broader population of users, frequently resulting in greater demands on analytics programs. The combination of these latter two trends means that cloud-based, analytic programs that effectively manage identity management, physical security, and data protection are increasingly in demand for insights and efficiencies across the organizations of these companies. We believe that all these trends will continue for the next few years, and the challenges involved in adopting Industry 4.0 and secure cloud computing will create opportunities for our combination of advanced analytics capabilities, proven and established supporting infrastructure, and professional services to configure our products to meet customers’ specialized needs.

Other trends may continue to affect our characterization services business and Integrated Yield Ramp revenue specifically. The logic foundry market at the leading-edge nodes, such as 10nm, 7nm, and smaller, underwent significant change over the past few years. The leading foundry continues to dominate market share as other foundries started later than originally forecast in some cases. This trend will likely continue to impact our characterization services business on these nodes. We expect most logic foundries to invest in derivatives of older process nodes, such as 28nm and 14nm, to extract additional value as many of their customers will not move to advanced nodes due to either technological barriers or restrictive economics. Foundries that participate at leading edge nodes are expected to continue to invest in new technologies such as memory, packaging, and multi-patterned and extreme ultraviolet lithography, as well as new innovations in process control and variability management. We expect China’s investment in semiconductors to continue. Compliance with changing U.S. export restrictions limit our possible business with Chinese semiconductor manufacturers on advanced nodes. As a result of these market developments, we have chosen to focus our resources and investments in products, services, and solutions for analytics.

There are other global or business trends that may affect our business opportunities generally as follows:

●	Continuing impact of the COVID-19 pandemic. Although COVID-19 pandemic restrictions are being eased worldwide, the pandemic continues to affect how we and our customers operate our businesses. Our personnel worldwide have in the past been and, in the future, may become subject to various country-to-country travel restrictions, which limits the ability of some employees to travel to other offices or customer sites. We believe the lack of an ability to meet in person during most of 2020, 2021 and to some degree the first half of 2022 made it harder for us to sell complex or new technologies to some customers during these periods. As we continue now again to meet with these customers in person, we believe we may improve traction with them. One effect of the COVID-19 pandemic is a global shortage in semiconductors due primarily to supply chain disruptions and some market segments, including automotive semiconductors, continue to have shortages in production. Although COVID-19 related shortages have not materially affected our business, this trend may affect our future business opportunities, particularly future Gainshare and Cimetrix run-time licenses, if our customers’ production volumes decrease.
●	Impacts from inventory cycles. With the easing of COVID-19 pandemic restrictions, the demand for semiconductors from hardware sales supporting work-from-home has waned. In addition, the strength of the subsequent economic recovery has varied by region. A result has been increased semiconductor inventories for several product segments. The industry has experienced reduced semiconductor fab utilization rates, and semiconductor capital equipment orders. If these trends persist, the overall reduction in demand may affect our Analytics revenue and our Integrated Yield Ramp gainshare revenue.
●	Continuing demand for consumer electronics. The demand for consumer electronics, communications devices, and high-performance computing continues to drive technological innovation in the semiconductor industry as the need for products with greater performance, lower power consumption, reduced costs, and smaller size continues to grow with each new product generation. In addition, advances in computing systems and mobile devices continue to fuel

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
●	Impacts on the global chip supply chain. The ongoing Russo-Ukrainian war has negatively impacted the global supply chain and global energy markets, which has resulted in inflation, supply chain shortages and rising prices. Ukraine and Russia are both top suppliers of neon gas that is used in lasers and chip manufacturing, and Russia is a major producer of palladium, a rare metal used in computer components, sensors, and fuel cells. Limitations on the supply of these two elements can severely affect the global supply chain, which is already scarce. Russia also supplies much of the world’s premium nickel, which is used by electronics manufacturers to make batteries. If these trends continue or worsen, we or our customers may face a shortage of critical components. These macroeconomic impacts, including inflationary pressures and increasing global interest rates, could also increase our material, labor, and other costs.
●	Changing export controls and sanctions. The U.S. government continues to expand and intensify export controls and sanctions. This includes the addition of many People’s Republic of China (“P.R.C.”) and Russian companies to the U.S. Export Administration Regulations (“EAR”) Entity List or Unverified List. These listings restrict supply to designees of items that are subject to the EAR. After an internal evaluation, we determined that a large percentage of our software products are not of U.S. origin and are, thus, not subject to the EAR. Our standard operations include development, distribution processes, software download sites, and professional service centers and processes located in various geographies around the world to better serve our customers. Some customers in the P.R.C., in particular, have nonetheless expressed concerns to us that continued action by the U.S. government could potentially interrupt their ability to make use of our products or services.

In October 2022, the U.S. government issued an interim final rule (87 Fed. Reg. 62186) with additional export control restrictions. Among several changes, the U.S. government imposed restrictions on supply to any P.R.C. fabrication facility that produces certain advanced logic or memory ICs, when the supply involves a commodity, software or technology (“Item”) that is “subject to the EAR” or when the supply involves a “U.S. person” even if the Item is not “subject to the EAR.” Another change is a restriction on supply of an item “subject to the EAR” destined for use in the development or production of certain IC manufacturing equipment and certain parts and components of such equipment in the P.R.C.  Industry members, including our Company, continue to generate questions and evaluate the effects of the new regulations. The U.S. government has committed to “rolling guidance” to resolve issues and answer questions in the coming months. In addition, the U.S. government expanded the “foreign direct product rules,” and thus EAR jurisdiction and restrictions, to additional foreign-produced Items and in connection with additional restricted parties in the P.R.C. Based on our current assessments, we expect the impact of these expanded trade restrictions on our business to be limited. We will continue to monitor for any further trade restrictions, other regulatory or policy changes by the U.S. or foreign governments and any actions in response and remain committed to complying with applicable law. The uncertainty caused by these recent regulations and the potential for additional future restrictions could, nonetheless, negatively affect our future sales in the P.R.C. market.

●	Geopolitical tensions. Geopolitical tension between the U.S. and P.R.C. continues to increase, with both governments taking actions and making statements that lean in the direction of confrontation, including on the issue of Taiwan. Growing tension also increases the risk of unintended mishap, mistake, or accident leading to escalation and global supply chain disruption. The continuing tension between the U.S. and P.R.C. and/or Russian governments in trade and security matters or the perception of that tension could lead to disruptions or reductions in international trade, deter or prevent purchasing activity of customers, and negatively impact our China sales (with respect to U.S.-P.R.C. tensions) and financial results in general (with respect to global tensions).

Financial Highlights

Financial highlights for the three months ended March 31, 2023, are as follows:

●	Total revenues were $40.8 million, an increase of $7.3 million, or 22%, compared to the three months ended March 31, 2022. Analytics revenue was $36.3 million, an increase of $5.9 million, or 19%, compared to the three months ended March 31, 2022. The increase in Analytics revenue was driven by increases in revenue from CV and DFI systems and an increase in revenue from Exensio software licenses, partially offset by a decrease in revenues from Cimetrix software licenses. Integrated Yield Ramp revenue increased $1.4 million, or 44%, compared to the three months ended March 31, 2022, primarily due to an increase in Gainshare from increased customer wafer shipments at non-leading edge nodes.
●	Costs of revenues increased $0.4 million, compared to the three months ended March 31, 2022, primarily due to increases in personnel-related costs, third-party cloud-delivery costs and subcontractor costs. These increases were partially offset by decreases in facilities and information technology-related costs.
●	Net income was $0.4 million, compared to a net loss of $4.2 million for the three months ended March 31, 2022. The increase in net income was primarily attributable to an increase in total revenues and interest income and decreases in research and development expenses and income tax expense, partially offset by increases in costs of revenues and sales and marketing activities, and general and administrative expenses, which were primarily related to increases in personnel-related costs, legal fees related to the arbitration proceeding over a disputed customer contract, travel expenses, and an increase in foreign currency transaction exchange losses.
●	Cash, cash equivalents, and short-term investments at March 31, 2023 were $133.5 million, compared to $139.2 million as of December 31, 2022, a decrease of $5.7 million, primarily due to payments of accrued bonuses, taxes related to net share settlement of equity awards, and purchase of property and equipment, partially offset by cash collection from customers, proceeds from the exercise of stock options, and proceeds from purchases under our employee stock purchase plan.

Critical Accounting Estimates

See Note 1, Basis of Presentation And Summary of Significant Accounting Policies, to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, for a description of recent accounting pronouncements and accounting changes, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.

There were no material changes during the three months ended March 31, 2023, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

The following is a brief discussion of the more significant accounting policies and methods that we use.

General

Our discussion and analysis of our financial conditions, results of operations and cash flows are based on our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The most significant estimates and assumptions relate to revenue recognition, valuation of long-

lived assets including goodwill and intangible assets, and the realization of deferred tax assets. Actual amounts may differ from such estimates under different assumptions or conditions.

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

The Gainshare contained in the yield ramp contracts is a variable fee related to continued usage of our IP after the fixed-fee service period ends, based on the customers’ yield achievement. Revenue derived from Gainshare is contingent upon our customers reaching certain defined production yield levels. Gainshare periods are generally subsequent to the delivery of all contractual services and performance obligations. We record Gainshare as a usage-based royalty derived from customers’ usage of intellectual property and record it in the same period in which the usage occurs.

Income Taxes

We are required to assess whether it is “more-likely-than-not” that we will realize our deferred tax assets (“DTAs”). If we believe that they are not likely to be fully realizable before the expiration dates applicable to such assets, then to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on all available evidence, both positive and negative, we determined a full valuation allowance was still appropriate for our U.S. federal and state net DTAs, primarily driven by a cumulative loss incurred over the 12-quarter period ended March 31, 2023, and the likelihood that we may not utilize tax attributes before they expire. The valuation allowance was approximately $59.2 million as of March 31, 2023, and December 31, 2022. We will continue to evaluate the need for a valuation allowance and may change our conclusion in a future period based on changes in facts (e.g., 12-quarter cumulative profit, significant new revenue, etc.). If we conclude that we are more likely than not to utilize some or all of our U.S. DTAs, we will release some or all of our valuation allowance and our tax provision will decrease in the period in which we make such determination.

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

Our income tax calculations are based on the application of applicable U.S. federal, state, and/or foreign tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the condensed consolidated statements of comprehensive income (loss). As of March 31, 2023, no deferred taxes have been provided on undistributed earnings from our international subsidiaries. We intend to reinvest the earnings of our non-U.S. subsidiaries in those operations indefinitely. As such, we have not provided for any foreign withholding taxes on the earnings of foreign subsidiaries as of March 31, 2023. The earnings of our foreign subsidiaries are taxable in the U.S. in the year earned under the Global Intangible Low-Taxed Income rules implemented under 2017 Tax Cuts and Jobs Act.

The Inflation Reduction Act of 2022 (the “Act”) was signed into U.S. law on August 16, 2022. The Act includes various tax provisions, including an excise tax on stock repurchases, expanded tax credits for clean energy incentives, and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted financial statement income over a three-year period in excess of $1 billion. While the details of the computation of the tax and implementation of some of the incentives will be subject to regulations that have not yet been released by the U.S. Department of the Treasury, the Company does not expect the Act to materially impact its consolidated financial statements.

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

Valuation of Long-lived Assets including Goodwill and Intangible Assets

We record goodwill when the purchase consideration of an acquisition exceeds the fair value of the net tangible and identified intangible assets as of the date of acquisition. We have one operating segment and one operating unit. We perform an annual impairment assessment of goodwill during the fourth quarter of each calendar year or more frequently, if required to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill. There was no impairment of goodwill for the three months ended March 31, 2023.

Our long-lived assets, excluding goodwill, consist of property, equipment, and intangible assets. We periodically review our long-lived assets for impairment. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. There was no impairment of long-lived assets for the three months ended March 31, 2023.

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

Results of Operations

Discussion of Financial Data for the Three Months ended March 31, 2023 and 2022

Revenues, Costs of Revenues, and Gross Margin

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Revenues:
Analytics	$36,326	$30,426	$5,900	19%
Integrated Yield Ramp	4,433	3,072	1,361	44%
Total revenues	40,759	33,498	7,261	22%
Costs of revenues	11,904	11,529	375	3%
Gross profit	$28,855	$21,969	$6,886	31%
Gross margin	71%	66%

Analytics revenue as a percentage of total revenues	89%	91%
Integrated Yield Ramp revenue as a percentage of total revenues	11%	9%

Analytics Revenue

Analytics revenue increased $5.9 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in Analytics revenue was primarily driven by increases in revenues from CV and DFI systems and an increase in revenue from Exensio software licenses, partially offset by a decrease in revenue from Cimetrix software licenses.

Integrated Yield Ramp Revenue

Integrated Yield Ramp revenue increased $1.4 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to an increase in Gainshare from increased customer wafer shipments at non-leading edge nodes.

Our Integrated Yield Ramp revenue may continue to fluctuate from period to period primarily due to the contribution of Gainshare, which is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate Gainshare, sustained yield improvements by our customers, and whether we enter into new contracts containing Gainshare.

Our Analytics and Integrated Yield Ramp revenues may also fluctuate in the future and are dependent on a number of factors, including the semiconductor industry’s continued acceptance of our products, services and solutions, the timing of purchases by existing and new customers, cancellations by existing customers, and our ability to attract new customers and penetrate new markets, supply chain challenges and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments, including due to adverse changes in their own business.

Costs of Revenues

Costs of revenues consist primarily of costs incurred to provide and support our services, costs recognized in connection with licensing our software, IT and facilities-related costs and amortization of acquired technology. Service costs include material, personnel-related costs including compensation, employee benefits, bonus and stock-based compensation expense, subcontractor costs, overhead costs, travel, and allocated facilities-related costs. Software license costs consist of costs associated with third-party cloud-delivery related expenses and licensing third-party software used by us in providing services to our customers in solution engagements or sold in conjunction with our software products.

The increase in costs of revenues of $0.4 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to (i) a $0.2 million increase in personnel-related costs due to stock-based compensation expense, (ii) a $0.1 million increase in third-party cloud-delivery costs, and (iii) a $0.1 million increase in subcontractor costs. These were partially offset by a $0.2 million decrease in facilities and IT-related costs.

Gross Margin

Gross margin increased 5 percentage points for the three months ended March 31, 2023, to 71%, compared to 66% for the three months ended March 31, 2022. The higher gross margin during the three months ended March 31, 2023, was primarily due to higher total revenue, including Gainshare, when compared to the year-ago period.

Operating Expenses:

Research and Development

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Research and development	$13,051	$14,089	$(1,038)	(7)%
As a percentage of total revenues	32%	42%

Research and development expenses consist primarily of personnel-related costs including compensation, employee benefits, bonus and stock-based compensation expense, outside development services, travel, third-party cloud-services related costs, IT and facilities cost allocations to support product development activities.

Research and development expenses decreased $1.0 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to (i) a $1.7 million decrease in personnel-related costs primarily resulting from a lower stock-based and other compensation expenses, partially offset by worldwide salary increases, (ii) a $0.2 million decrease in facilities and IT-related costs including depreciation expense. These were partially offset by (i) a $0.5 million increase in subcontractor expenses primarily related to DFI systems and Exensio and Cimetrix software, (ii) a $0.2 million increase in travel expenses, and (iii) a $0.1 million increase in third-party cloud-services related costs.

We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the size and the timing of product development projects.

Selling, General, and Administrative

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Selling, general, and administrative	$15,645	$10,839	$4,806	44%
As a percentage of total revenues	38%	32%

Selling, general, and administrative expenses consist primarily of personnel-related costs including compensation, employee benefits, bonus, commission and stock-based compensation expense for sales, marketing, and general and administrative personnel, legal, tax and accounting services, marketing communications expenses, third-party cloud-services related costs, travel, IT, and facilities cost allocations.

Selling, general, and administrative expenses increased $4.8 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to (i) a $2.9 million increase in personnel-related costs mainly resulting from increases in headcount, stock-based compensation expense, worldwide salary increases, commission expenses, and employee benefit costs, (ii) a $1.7 million increase in legal fees related to the arbitration proceeding over a disputed customer contract, (iii) a $0.3 million increase in facilities and IT-related costs including depreciation expense, and

(iv) a $0.2 million increase in travel expenses. These were partially offset by (i) a $0.2 million decrease in third-party cloud-services related costs and (ii) a $0.1 million decrease in subcontractor expenses.

We anticipate our selling, general, and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

Amortization of Other Acquired Intangible Assets

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Amortization of acquired intangible assets	$325	$314	$11	4%

Amortization of other acquired intangible assets primarily consists of amortization of intangibles acquired as a result of certain business combinations.

Interest and Other Expense (Income), Net

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Interest and other expense (income), net	$(911)	$(310)	$(601)	194%

Interest and other expense (income), net, primarily consists of interest income and foreign currency transaction exchange gains and losses.

Interest and other expense (income), net increased $0.6 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to a higher interest income, partially offset by higher foreign currency exchange loss resulting from a net unfavorable fluctuation in foreign exchange rates.

Income Tax Expense

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Income tax expense	$390	$1,187	$(797)	(67)%

Income tax expense decreased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to changes in the year-to-date recognition of worldwide pre-tax income (loss) in relation to their forecasted amounts for full years.

Any significant change in our future effective tax rates could adversely impact our consolidated financial position, results of operations and cash flows. Our future tax rates may be adversely affected by a number of factors including increase in expenses not deductible for tax purposes, new or changing tax legislation in the United States and in foreign countries where we are subject to tax jurisdictions, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, our ability to use tax attributes such as research and development tax credits and net operation losses, the tax effects of employee stock activity, audit examinations with adverse outcomes, changes in accounting principles generally accepted in the United States of America and the effectiveness of our tax planning strategies.

Liquidity and Capital Resources

As of March 31, 2023, our working capital, defined as total current assets less total current liabilities, was $138.9 million, compared to $135.2 million as of December 31, 2022. Total cash, cash equivalents, and short-term investments were $133.5 million as of March 31, 2023, compared to cash and cash equivalents of $139.2 million as of December 31, 2022. As of March 31, 2023, and December 31, 2022, cash and cash equivalents held by our foreign subsidiaries were $10.0 million and $8.8 million, respectively. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures, other obligations for at least the next twelve months.

There has been no significant impact in respect to Liquidity and Capital Resources from the global COVID-19 pandemic.   For risk discussion about the continuing impact of global COVID-19 pandemic on our operations or demand for our products, refer to Part I, Item 1A, “Risk Factors” of our Annual Report for the year ended December 31, 2022, filed with the SEC on March 1, 2023.

Cash Flow Data

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2023	2022	$ Change
Net cash flows provided by (used in):
Operating activities	$(982)	$2,996	$(3,978)
Investing activities	(2,253)	12,276	(14,529)
Financing activities	(2,093)	(6,990)	4,897
Effect of exchange rate changes on cash and cash equivalents	86	(167)	253
Net change in cash and cash equivalents	$(5,242)	$8,115	$(13,357)

Net Cash Flows Provided by (Used in) Operating Activities

Cash flows used in operating activities during the three months ended March 31, 2023, consisted of net income, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, stock-based compensation expense, amortization of acquired intangible expense, amortization of costs capitalized to obtain revenue contracts and net change in operating assets and liabilities. The $4.0 million decrease in cash flows provided by (used in) operating activities for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was driven primarily by a $7.8 million decrease in net change from operating assets and liabilities and a $0.7 million decrease in non-cash adjustments to net income (loss), which mainly resulted from a decrease in stock-based compensation expense of $0.7 million, partially offset by an increase in net income of $4.5 million.

The major contributors to the net change in operating assets and liabilities for the three months ended March 31, 2023, were as follows:

●	Accounts receivable increased by $4.9 million, primarily due to higher contractual invoicing activity and an increase in unbilled accounts receivables due to the timing of billing and revenue recognition, partially offset by collections from customers;
●	Prepaid expense and other current assets increased by $1.0 million, primarily due to an increase in income tax receivable, deferred commission, prepaid expenses related to third party software licenses, partially offset by lower contract assets;
●	Accounts payable increased by $1.3 million primarily due to the timing of payments of vendor invoices;

●	Accrued compensation and related benefits decreased by $3.1 million primarily due to the payment of accrued bonuses and exercise of purchase rights under employee stock purchase plan, partially offset by an increase in accrued payroll taxes; and
●	Deferred revenue increased by $0.7 million and billings in excess of recognized revenues decreased by $1.5 million, primarily due to the timing of billing and revenue recognition.

Net Cash Flows Provided by (Used in) Investing Activities

Net cash used in investing activities was $2.3 million for the three months ended March 31, 2023, compared to net cash provided by investing activities of $12.3 million for the three months ended March 31, 2022.

For the three months ended March 31, 2023, cash used in investing activities primarily related to purchases of short-term investments of $6.4 million and purchases of property and equipment of $2.9 million primarily related to our DFI systems and CV systems, partially offset by proceeds from maturities and sales of short-term investments of $7.0 million.

For the three months ended March 31, 2022, cash provided by investing activities primarily related to proceeds from maturities and sales of short-term investments of $35.0 million, partially offset by purchases of short-term investments of $21.0 million and property and equipment of $1.8 million primarily related to our DFI systems.

Net Cash Flows Used in Financing Activities

Net cash used in financing activities was $2.1 million for the three months ended March 31, 2023, compared to $7.0 million for the three months ended March 31, 2022.

For the three months ended March 31, 2023, net cash used in financing activities primarily consisted of $4.1 million in cash payments for taxes related to net share settlement of equity awards, partially offset by $2.0 million of proceeds from our employee stock purchase plans and exercise of stock options.

For the three months ended March 31, 2022, net cash used in financing activities primarily consisted of $5.8 million for the repurchase of shares of our common stock and $3.4 million in cash payments for taxes related to net share settlement of equity awards, partially offset by $2.2 million of proceeds from our employee stock purchase plans and exercise of stock options.

Related Party Transactions

Refer to Note 3, Strategic Partnership Agreement with Advantest and Related Party Transactions, to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, for the discussion about related party transactions between the Company and Advantest (as defined therein).

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

Interest Rate Risk.  As of March 31, 2023, we had cash, cash equivalents and short-term investments of $133.5 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments and short-term investments consisted of U.S. Government securities. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect as of March 31, 2023, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations.

As of March 31, 2023, and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure to any financial institution by evaluating the creditworthiness of the financial institutions with which we invest and investing through more than one financial institution.

Foreign Currency and Exchange Risk. Certain of our receivables and payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our revenues and operating expenditures are subject to foreign currency risks. From time to time, we enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded in earnings as a component of other income (expense), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net. As of March 31, 2023, we had no outstanding forward contracts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2023, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of March 31, 2023, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 12, Commitments and Contingencies to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, for information regarding our legal proceedings.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023. Any of such factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no stock repurchases during the first quarter of 2023.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.†

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).†
†	Filed herewith.
**	Furnished, and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDF SOLUTIONS, INC.

Date: May 9, 2023	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2023	By:	/s/ ADNAN RAZA
Adnan Raza
Executive Vice President, Finance and Chief
Financial Officer
(principal financial and accounting officer)