Form 10-Q
period 2023-06-30
PDF SOLUTIONS INC
filed 2023-08-08
CIK 1120914

g

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2023

or

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

There were 38,126,867 shares of the Registrant’s Common Stock outstanding as of August 3, 2023.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$100,360	$119,624
Short-term investments	23,678	19,557
Accounts receivable, net of allowance for credit losses of $890 as of June 30, 2023 and December 31, 2022	61,451	42,164
Prepaid expenses and other current assets	18,864	12,063
Total current assets	204,353	193,408
Property and equipment, net	42,990	40,174
Operating lease right-of-use assets, net	5,389	6,002
Goodwill	14,123	14,123
Intangible assets, net	16,298	18,055
Deferred tax assets, net	76	64
Other non-current assets	7,043	6,845
Total assets	$290,272	$278,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,279	$6,388
Accrued compensation and related benefits	10,994	16,948
Accrued and other current liabilities	5,497	5,581
Operating lease liabilities – current portion	1,538	1,412
Deferred revenues – current portion	29,915	26,019
Billings in excess of recognized revenues	1,854	1,852
Total current liabilities	52,077	58,200
Long-term income taxes payable	2,430	2,622
Non-current portion of operating lease liabilities	5,260	5,932
Other non-current liabilities	6,335	1,905
Total liabilities	66,102	68,659
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 49,205 and 48,613, respectively; shares outstanding 37,879 and 37,431, respectively	6	6
Additional paid-in-capital	459,072	447,415
Treasury stock at cost, 11,326 and 11,182 shares, respectively	(138,278)	(133,709)
Accumulated deficit	(93,960)	(101,150)
Accumulated other comprehensive loss	(2,670)	(2,550)
Total stockholders’ equity	224,170	210,012
Total liabilities and stockholders’ equity	$290,272	$278,671

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Analytics	$37,134	$31,117	$73,460	$61,543
Integrated Yield Ramp	4,467	3,551	8,900	6,623
Total revenues	41,601	34,668	82,360	68,166

Costs and Expenses:
Costs of revenues	12,369	12,042	24,273	23,571
Research and development	12,264	13,374	25,315	27,463
Selling, general, and administrative	14,766	9,770	30,411	20,609
Amortization of acquired intangible assets	326	314	651	628
Interest and other expense (income), net	(1,071)	(991)	(1,982)	(1,301)
Income (loss) before income tax expense (benefit)	2,947	159	3,692	(2,804)
Income tax expense (benefit)	(3,888)	1,306	(3,498)	2,493
Net income (loss)	$6,835	$(1,147)	$7,190	$(5,297)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(387)	(1,037)	(127)	(1,434)
Change in unrealized gain (loss) related to available-for-sale debt securities, net of tax	—	—	7	(34)
Total other comprehensive loss	(387)	(1,037)	(120)	(1,468)
Comprehensive income (loss)	$6,448	$(2,184)	$7,070	$(6,765)

Net income (loss) per share:
Basic	$0.18	$(0.03)	$0.19	$(0.14)
Diluted	$0.17	$(0.03)	$0.18	$(0.14)

Weighted average common shares used to calculate net income (loss) per share:
Basic	37,859	37,028	37,799	37,316
Diluted	39,076	37,028	38,968	37,316

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Three and Six Months Ended June 30, 2023
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2022	37,431	$6	$447,415	11,182	$(133,709)	$(101,150)	$(2,550)	$210,012
Issuance of common stock in connection with employee stock purchase plans	98	—	1,663	—	—	—	—	1,663
Issuance of common stock in connection with exercise of options	21	—	345	—	—	—	—	345
Vesting of restricted stock units	286	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock awards	—	—	—	133	(4,101)	—	—	(4,101)
Stock-based compensation expense	—	—	4,884	—	—	—	—	4,884
Comprehensive income	—	—	—	—	—	355	267	622
Balances, March 31, 2023	37,836	6	454,307	11,315	(137,810)	(100,795)	(2,283)	213,425
Issuance of common stock in connection with exercise of options	6	—	87	—	—	—	—	87
Vesting of restricted stock units	37	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock awards	—	—	—	11	(468)	—	—	(468)
Stock-based compensation expense	—	—	4,678	—	—	—	—	4,678
Comprehensive income (loss)	—	—	—	—	—	6,835	(387)	6,448
Balances, June 30, 2023	37,879	$6	$459,072	11,326	$(138,278)	$(93,960)	$(2,670)	$224,170

	Three and Six Months Ended June 30, 2022
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2021	37,411	$6	$423,069	10,003	$(104,705)	$(97,721)	$(1,064)	$219,585
Issuance of common stock in connection with employee stock purchase plans	95	—	1,502	—	—	—	—	1,502
Issuance of common stock in connection with exercise of options	75	—	675	—	—	—	—	675
Vesting of restricted stock units	232	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock awards	—	—	—	113	(3,389)	—	—	(3,389)
Repurchase of common stock	(219)	—	—	219	(5,778)	—	—	(5,778)
Stock-based compensation expense	—	—	5,553	—	—	—	—	5,553
Comprehensive loss	—	—	—	—	—	(4,150)	(431)	(4,581)
Balances, March 31, 2022	37,594	6	430,799	10,335	(113,872)	(101,871)	(1,495)	213,567
Issuance of common stock in connection with exercise of options	12	—	113	—	—	—	—	113
Vesting of restricted stock units	84	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock awards	—	—	—	33	(800)	—	—	(800)
Repurchase of common stock	(715)	—	—	715	(16,693)	—	—	(16,693)
Stock-based compensation expense	—	—	3,872	—	—	—	—	3,872
Comprehensive loss	—	—	—	—	—	(1,147)	(1,037)	(2,184)
Balances, June 30, 2022	36,975	$6	$434,784	11,083	$(131,365)	$(103,018)	$(2,532)	$197,875

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$7,190	$(5,297)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,544	2,773
Stock-based compensation expense	9,562	9,425
Amortization of acquired intangible assets	1,757	1,734
Amortization of costs capitalized to obtain revenue contracts	962	755
Net (accretion of discounts) and amortization of premiums on short-term investments	(438)	20
Deferred taxes	(82)	17
Other	20	—
Changes in operating assets and liabilities:
Accounts receivable	(19,320)	3,910
Prepaid expenses and other current assets	(7,466)	(3,208)
Operating lease right-of-use assets	603	1,238
Other non-current assets	22	1,002
Accounts payable	(2,791)	(3,633)
Accrued compensation and related benefits	(5,954)	1,362
Accrued and other liabilities	(61)	2,147
Deferred revenues	7,371	(4,789)
Billings in excess of recognized revenues	2	480
Operating lease liabilities	(536)	(1,316)
Net cash provided by (used in) operating activities	(6,615)	6,620

Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	19,800	112,500
Purchases of short-term investments	(23,476)	(35,920)
Purchases of property and equipment	(5,694)	(4,454)
Prepayment for the purchase of property and equipment	(307)	(133)
Net cash provided by (used in) investing activities	(9,677)	71,993

Cash flows from financing activities:
Proceeds from exercise of stock options	432	788
Proceeds from employee stock purchase plans	1,663	1,502
Payments for taxes related to net share settlement of equity awards	(4,569)	(4,189)
Repurchases of common stock	—	(22,471)
Net cash used in financing activities	(2,474)	(24,370)

Effect of exchange rate changes on cash and cash equivalents	(498)	(584)
Net change in cash and cash equivalents	(19,264)	53,659
Cash and cash equivalents at beginning of period	119,624	27,684
Cash and cash equivalents at end of period	$100,360	$81,343

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$3,134	$1,690
Cash paid for amounts included in the measurement of operating lease liabilities	$718	$795

Supplemental disclosure of noncash information:
Property and equipment received and accrued in accounts payable and accrued and other liabilities	$1,831	$2,466
Advances for purchase of fixed assets transferred from prepaid assets to property and equipment	$66	$333
Operating lease liabilities arising from obtaining right-of-use assets	$—	$1,137

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

The accompanying interim unaudited condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these condensed consolidated financial statements include revenue recognition, the estimated useful lives of property and equipment and intangible assets, assumptions made in analysis of allowance for credit losses, impairment of goodwill and long-lived assets, valuation for deferred tax assets, and accounting for lease obligations, stock-based compensation expense, and income tax uncertainties and contingencies. Actual results could differ from those estimates and may result in material effects on the Company’s operating results and financial position.

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

Analytics Revenue

Analytics revenue is derived from the following primary offerings: licenses and services for standalone software (which is primarily Exensio® and Cimetrix® products), software-as-a-service (“SaaS”) (which is primarily Exensio® products), and Design-for-Inspection™ (“DFI™”) systems and Characterization Vehicle® (“CV®”) systems that do not include performance incentives based on customers’ yield achievement.

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

The Company’s performance obligations are satisfied either over time or at a point-in-time. The following table represents a disaggregation of revenue percentage by timing of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Over time	73%	74%	77%	72%
Point-in-time	27%	26%	23%	28%
Total	100%	100%	100%	100%

International revenues accounted for approximately 46% and 51% of the Company’s total revenues during the three months ended June 30, 2023 and 2022, respectively. International revenues accounted for approximately 45% and 49% of the Company’s total revenues during the six months ended June 30, 2023 and 2022, respectively. See Note 9, Customer and Geographic Information.

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

The Company classifies the right to consideration in exchange for software or services transferred to a customer as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional, as compared to a contract asset, which is a right to consideration that is conditional upon factors other than the passage of time. The majority of the Company’s contract assets represent unbilled amounts related to fixed-price service contracts when the revenue recognized exceeds the amount billed to the customer. The contract assets are generally classified as current and are recorded on a net basis with deferred revenue (i.e., contract liabilities) at the contract level. As of June 30, 2023 and December 31, 2022, the total contract assets included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets were $4.6 million and $3.3 million, respectively. The Company did not record any asset impairment charges related to contract assets for the periods presented.

Deferred revenues and billings in excess of recognized revenues consist substantially of amounts invoiced in advance of revenue recognition and are recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as current deferred revenues and the remaining portion is recorded in other non-current liabilities in the accompanying condensed consolidated balance sheets. As of June 30, 2023, and December 31, 2022, the non-current portion of deferred revenues included in non-current liabilities was $5.4 million and $1.9 million, respectively. Revenue recognized that was included in the deferred revenues and billings in excess of recognized revenues balances at the beginning of each reporting period was $10.8 million and $7.2 million during the three months ended June 30, 2023 and 2022, respectively, and $16.4 million and $11.8 million during the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was approximately $244.9 million. Given the applicable contract terms with customers, more than half of this amount is expected to be recognized as revenue over the next two years with the remainder to be recognized thereafter. This amount does not include insignificant contracts to which the customer is not committed, nor significant contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed, or future sales-based or usage-based royalty payments in exchange for a license of intellectual property. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications, or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to the scope, change in timing of delivery of products and services, or contract modifications.

The adjustment to revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was an increase of $1.3 million and an increase of $0.5 million during the three months ended June 30, 2023 and 2022, respectively, and an increase of $3.2 million and an increase of $0.5 million during the six months ended June 30, 2023 and 2022, respectively. These amounts primarily represent changes in estimated percentage-of-completion based contracts and changes in actual versus estimated Gainshare.

Costs to obtain or fulfill a contract

The Company capitalizes the incremental costs to obtain or fulfill a contract with a customer, including direct sales commissions and related fees, when it expects to recover those costs. Amortization expense related to these capitalized costs is recognized over the period associated with the revenue from which the cost was incurred. Total capitalized direct sales commission costs included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets as of June 30, 2023, and December 31, 2022, were $1.9 million and $1.7 million, respectively. Total capitalized direct sales commission costs included in other non-current assets in the accompanying condensed consolidated balance sheets as of June 30, 2023, and December 31, 2022, were $2.9 million and $2.1 million, respectively. Amortization of these assets was $0.5 million and $0.6 million during the three months ended June 30, 2023 and 2022, respectively, and $1.0 million and $0.8 million during the six months ended June 30, 2023 and 2022. There was no impairment loss in relation to the costs capitalized for the periods presented.

Practical expedient

The Company does not adjust the transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component during the three and six months ended June 30, 2023 and 2022.

3. BALANCE SHEET COMPONENTS

Accounts receivable

Accounts receivable include amounts that are unbilled at the end of the period that are expected to be billed and collected within a 12-month period. Unbilled accounts receivable, included in accounts receivable, totaled $16.6 million and $13.5 million as of June 30, 2023, and December 31, 2022, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12-month period are recorded in other non-current assets and totaled $0.9 million and $0.8 million as of June 30, 2023, and December 31, 2022, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for credit losses is maintained for probable credit losses based upon the Company’s assessment of the expected collectability of the accounts receivable. The allowance for credit losses is reviewed on a quarterly basis to assess the adequacy of the allowance.

Property and equipment

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Computer equipment	$12,012	$11,853
Software	5,588	5,395
Furniture, fixtures, and equipment	2,483	2,484
Leasehold improvements	6,465	6,467
Laboratory and other equipment	4,659	4,431
Test equipment	27,866	28,403
Property and equipment in progress:
DFI™ system assets	25,693	22,231
CV® system and other assets	6,580	5,105
	91,346	86,369
Less: Accumulated depreciation and amortization	(48,356)	(46,195)
Total	$42,990	$40,174

Test equipment mainly includes DFI™ system and CV® system assets at customer sites that are contributing to revenue. Property and equipment in progress represent the development or construction of property and equipment that have not yet been placed in service for the Company’s intended use and are not depreciated.

Depreciation and amortization expense was $1.2 million and $1.4 million during the three months ended June 30, 2023 and 2022, respectively, and $2.5 million and $2.8 million during the six months ended June 30, 2023 and 2022, respectively.

Goodwill and Intangible Assets, Net

As of June 30, 2023, and December 31, 2022, the carrying amount of goodwill was $14.1 million.

Intangible assets, net, consisted of the following (in thousands):

		June 30, 2023			December 31, 2022
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired identifiable intangibles:
Customer relationships	1-10	$9,407	$(7,006)	$2,401	$9,407	$(6,684)	$2,723
Developed technology	4-9	33,635	(20,843)	12,792	33,635	(19,647)	13,988
Tradename and trademarks	2-10	1,598	(972)	626	1,598	(918)	680
Patent	6-10	2,100	(1,739)	361	2,100	(1,696)	404
Noncompetition agreements	3	848	(730)	118	848	(588)	260
Total		$47,588	$(31,290)	$16,298	$47,588	$(29,533)	$18,055

The weighted average amortization period for acquired identifiable intangible assets was 5.5 years as of June 30, 2023. The following table summarizes intangible assets amortization expense in the accompanying condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of acquired technology included under Costs of revenues	$553	$553	$1,106	$1,106
Amortization of acquired intangible assets presented separately under Costs and Expenses	326	314	651	628
Total amortization of acquired intangible assets	$879	$867	$1,757	$1,734

The Company expects annual amortization of acquired identifiable intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2023 (remaining six months)	$1,734
2024	3,093
2025	2,928
2026	2,759
2027	2,606
2028 and thereafter	3,178
Total future amortization expense	$16,298

There were no impairment charges for goodwill and intangible assets during the three and six months ended June 30, 2023 and 2022.

4. LEASES

The Company leases administrative and sales offices and certain equipment under non-cancellable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various dates through 2028. The Company had no leases that were classified as a financing lease as of June 30, 2023, and December 31, 2022.

In the first quarter of 2022, the Company early terminated an office lease contract. The termination of this lease reduced the Company’s operating lease right-of-use assets and lease liabilities by approximately $0.5 million and $0.6 million, respectively. The gain from the lease termination of approximately $0.1 million was recorded under selling, general, and administrative expense in the accompanying condensed consolidated statement of comprehensive income (loss) for the six months ended June 30, 2022.

Lease expense was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense (1)	$384	$353	$771	$698
Short-term lease and variable lease expense (2)	206	274	434	557
Total lease expense	$590	$627	$1,205	$1,255
(1)	Net of gain recognized upon lease termination of $0.1 million in the six months ended June 30, 2022.
(2)	Leases with an initial term of 12 months or less are not recorded on the accompanying condensed consolidated balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease expense for the periods presented primarily included common area maintenance charges.

Supplemental condensed consolidated balance sheets information related to operating leases was as follows:

	June 30,	December 31,
	2023	2022
Weighted average remaining lease term under operating leases (in years)	4.9	5.3
Weighted average discount rate for operating lease liabilities	4.89%	4.87%

Maturities of operating lease liabilities as of June 30, 2023, were as follows (in thousands):

Year Ending December 31,	Amount (1)
2023 (remaining six months)	$859
2024	1,627
2025	1,546
2026	1,355
2027	1,294
2028 and thereafter	992
Total future minimum lease payments	7,673
Less: Interest (2)	(875)
Present value of future minimum lease payments under operating lease liabilities (3)	$6,798
(1)	As of June 30, 2023, the total operating lease liability includes approximately $0.9 million related to an option to extend a lease term that is reasonably certain to be exercised.
(2)	Calculated using incremental borrowing interest rate for each lease.
(3)	Includes the current portion of operating lease liabilities of $1.5 million as of June 30, 2023.

5. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On June 4, 2020, the Company’s Board of Directors adopted a stock repurchase program (the “2020 Program”) to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, over the next two years. During the six months ended June 30, 2022, 218,858 shares were repurchased by the Company under the 2020 Program at an average price of $26.40 per share for an aggregate total price of $5.8 million. In total, 470,070 shares were repurchased under the 2020 Program at an average price of $21.91 per share, for an aggregate total price of $10.3 million.

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

6. EMPLOYEE BENEFIT PLANS

On June 30, 2023, the Company had the following stock-based compensation plans:

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

During the three months ended June 30, 2023 and 2022, no shares were issued under the Employee Purchase Plans. During the six months ended June 30, 2023, a total of 98,216 shares were issued under the 2021 Purchase Plan, at a weighted average purchase price of $16.93 per share. During the six months ended June 30, 2022, a total of 90,040 shares were issued under the 2021 Purchase Plan, at a weighted average purchase price of $15.90 per share. During the six months ended June 30, 2022, a total of 5,203 shares were issued under the 2010 Purchase Plan, at a weighted average purchase price of $13.40 per share. As of June 30, 2023, unrecognized compensation cost related to the 2021 Purchase Plan was $0.7 million. This estimated unrecognized cost is expected to be recognized over a weighted average period of 1.1 years.

As of June 30, 2023, 719,701 shares were available for future issuance under the 2021 Purchase Plan.

Stock Incentive Plans

On November 16, 2011, the Company’s stockholders initially approved the 2011 Stock Incentive Plan, which has been amended and restated and approved by the Company’s stockholders a number of times since then (as approved by the stockholders through the date of this report, the “2011 Plan”) and currently expires in 2033. Under the 2011 Plan, the Company may award stock options, stock appreciation rights (“SARs”), stock grants or stock units covering shares of the Company’s common stock to employees, directors, non-employee directors and contractors. The aggregate number of shares reserved for awards under the 2011 Plan is 13.8 million shares, plus up to 3.5 million shares previously issued under the 2001 Stock Plan adopted by the Company in 2001, which expired in 2011 (the “2001 Plan”) that are either (i) forfeited or (ii) repurchased by the Company or are shares subject to awards previously issued under the 2001 Plan that expire or that terminate without having been exercised or settled in full on or after November 16, 2011. In case of awards other than options or SARs, the aggregate number of shares reserved under the 2011 Plan will be decreased at a rate of 1.33 shares issued pursuant to such awards. The exercise price for stock options must generally be at prices no less than the fair market value at the date of grant. Stock options generally expire ten years from the date of grant and become vested and exercisable over a four-year period.

As of June 30, 2023, 14.3 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 3.6 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.5 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after the adoption of the 2011 Plan through June 30, 2023. As of June 30, 2023, there were no outstanding awards that had been granted outside of the 2011 or 2001 Plans (collectively, the “Stock Plans”).

The Company estimated the fair value of share-based awards granted under the 2011 Stock Plan during the period using the Black-Scholes-Merton option-pricing model. There were no stock options granted during the three and six months ended June 30, 2023 and 2022.

Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expense before taxes related to the Company’s stock plans and employee stock purchase plans was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Costs of revenues	$938	$655	$1,902	$1,383
Research and development	1,619	1,810	3,413	4,978
Selling, general, and administrative	2,121	1,407	4,247	3,064
Stock-based compensation expense	$4,678	$3,872	$9,562	$9,425

Additional information with respect to options under the Stock Plans during the six months ended June 30, 2023, is as follows:

	Outstanding Options
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)	per Share	(Years)	(in thousands)
Outstanding, December 31, 2022	68	$16.11
Granted	—	—
Exercised	(27)	16.13
Canceled	—	—
Expired	—	—
Outstanding, June 30, 2023	41	$16.10	4.56	$1,202
Vested and expected to vest, June 30, 2023	41	$16.10	4.56	$1,199
Exercisable, June 30, 2023	36	$15.97	4.24	$1,042

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $45.10 per share as of June 30, 2023. The total intrinsic value of options exercised was $0.6 million during the six months ended June 30, 2023.

Total remaining unrecognized compensation cost related to unvested stock options as of June 30, 2023, which is expected to be fully recognized in 2023, and total fair value of shares vested during the six months ended June 30, 2023 were immaterial.

Nonvested restricted stock unit activity during the six months ended June 30 2023, was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)	Per Share
Nonvested, December 31, 2022	2,124	$21.29
Granted	81	$37.53
Vested	(467)	$20.98
Forfeited	(13)	$24.11
Nonvested, June 30, 2023	1,725	$22.12

As of June 30, 2023, there was $27.7 million of total unrecognized compensation cost related to restricted stock units. That cost is expected to be recognized over a weighted average period of 2.4 years. Restricted stock units do not have rights to dividends prior to vesting.

7. INCOME TAXES

Income tax expense decreased by $6.0 million for the six months ended June 30, 2023, to a $3.5 million income tax benefit as compared to a $2.5 million income tax expense for the six months ended June 30, 2022. The Company’s effective tax rate expense (benefit) was (94.7%) and 88.9% for the six months ended June 30, 2023 and 2022, respectively. The Company’s effective tax rate decreased in the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to changes in the foreign and state taxes and year-to-date recognition of worldwide pre-tax income (loss) in relation to their forecasted amounts for full years.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of June 30, 2023, was $15.4 million, of which $1.9 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2022, was $15.1 million, of which $2.0 million, if recognized, would affect the Company’s effective tax rate. As of June 30, 2023, the Company has recorded unrecognized tax benefits of $2.5 million, including interest and penalties of $0.6 million, as long-term taxes payable in the accompanying condensed consolidated balance sheet. The remaining $13.5 million has been recorded within the Company’s deferred tax assets (“DTAs”), which is subject to a full valuation allowance.

The valuation allowance was approximately $59.2 million as of June 30, 2023, and December 31, 2022, which was related to U.S. net federal and state DTAs. The worldwide net DTAs balance as of June 30, 2023, and December 31, 2022, were not significant.

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

8. NET INCOME (LOSS) PER SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$6,835	$(1,147)	$7,190	$(5,297)
Denominator:
Basic weighted average shares outstanding	37,859	37,028	37,799	37,316
Effect of dilutive stock options, unvested restricted stock units, and shares of common stock expected to be issued under Employee Purchase Plan	1,217	—	1,169	—
Diluted weighted average shares outstanding	39,076	37,028	38,968	37,316

Net income (loss) per share:
Basic	$0.18	$(0.03)	$0.19	$(0.14)
Diluted	$0.17	$(0.03)	$0.18	$(0.14)

For the three and six months ended June 30, 2022, because the Company was in a loss position, diluted net loss per share is the same as basic net loss per share as the inclusion of the potential common shares would have been anti-dilutive.

The following table sets forth potential shares of common stock that were not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Outstanding options	—	45	—	73
Non-vested restricted stock units	12	684	10	795
Employee Stock Purchase Plan	—	45	—	69
Total	12	774	10	937

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

Revenues from an individual customer that are approximately 10% or more of the Company’s consolidated total revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2023	2022	2023	2022
A	33%	29%	36%	31%

Gross accounts receivable balances (including amounts that are unbilled) from individual customers that are approximately 10% or more of the Company’s gross accounts receivable balance are as follows:

	June 30,		December 31,
Customer	2023		2022
A	40%		29%
B	*	%	12%
C	*	%	12%
D	16%		* %

* represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (amounts in thousands):

	Three Months Ended June 30,
	2023		2022
		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues
United States	$22,339	54%	$17,086	49%
China	7,421	18	4,539	13
Rest of the world	11,841	28	13,043	38
Total revenue	$41,601	100%	$34,668	100%

	Six Months Ended June 30,
	2023		2022
		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues
United States	$45,613	55%	$34,577	51%
China	14,378	18	8,659	13
Rest of the world	22,369	27	24,930	36
Total revenue	$82,360	100%	$68,166	100%

Long-lived assets, net by geographic area are as follows (in thousands):

	June 30,	December 31,
	2023	2022
United States (1)	$47,191	$44,730
Rest of the world	1,188	1,446
Total long-lived assets, net	$48,379	$46,176

(1) Includes assets deployed at customer sites which could be outside the U.S.

10. FAIR VALUE MEASUREMENTS

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of June 30, 2023, and December 31, 2022, and the basis for those measurements (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other
		Identical	Observable	Significant
	June 30,	Assets	Inputs	Unobservable
Assets	2023	(Level 1)	(Level 2)	Inputs (Level 3)
Cash equivalents
Money market mutual funds	$75,874	$75,874	$—	$—
Short-term investments (available-for-sale debt securities)
U.S. Government securities (1)	23,678	23,678	—	—
Total	$99,552	$99,552	$—	$—

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Assets	2022	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market mutual funds	$75,738	$75,738	$—	$—
U.S. Government securities (1)	1,990	1,990	—	—
Short-term investments (available-for-sale debt securities)
U.S. Government securities (1)	19,557	19,557	—	—
Total	$97,285	$97,285	$—	$—
(1)	As of June 30, 2023, and December 31, 2022, the amortized cost of the Company’s investments in U.S Government securities approximated their fair value due to their short-term maturities, and there have been no events or changes in circumstances that would have had a significant effect on the fair value of these securities in the periods presented. For the three and six months ended June 30, 2023, there were no material realized or unrealized gains or losses, either individually or in the aggregate.

11. COMMITMENTS AND CONTINGENCIES

Strategic Partnership with Advantest — See Note 12, Strategic Partnership Agreement with Advantest And Related Party Transactions, for the discussion about the Company’s commitments under the strategic partnership with Advantest.

Operating Leases — Refer to Note 4, Leases, for the discussion about the Company’s lease commitments.

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

Purchase Obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of June 30, 2023, total outstanding purchase obligations were $24.5 million, the majority of which is due within the next 24 months.

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

Legal Proceedings — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable, and the loss can be reasonably estimated in accordance with FASB requirements. As of June 30, 2023, the Company was not party to any material legal proceedings for which a loss was probable or an amount was accrued. From time to time, the Company may enter into contingent fee arrangements with external legal firms that may represent the Company in legal proceedings related to disputes. Contingent legal fees are accrued by the Company when they are probable and reasonably estimable.

On May 6, 2020, the Company initiated an arbitration proceeding with the Hong Kong International Arbitration Center against SMIC New Technology Research & Development (Shanghai) Corporation (“SMIC”) due to SMIC’s failure to pay fees due to the Company under a series of contracts. The Company seeks to recover the unpaid fees, a declaration requiring SMIC to pay fees under the contracts in the future (or a lump sum payment to end the contract), and costs associated with bringing the arbitration proceeding. SMIC denies liability and an arbitration hearing was held in February 2023, with final written submissions due from the parties at the end of August. A decision is expected within this calendar year, approximately.

12. STRATEGIC PARTNERSHIP AGREEMENT WITH ADVANTEST AND RELATED PARTY TRANSACTIONS

In July 2020, the Company entered into a long-term strategic partnership with Advantest Corporation through its wholly-owned subsidiary, Advantest America, Inc. (collectively referred to herein as “Advantest”).

Analytics revenue recognized from Advantest was $1.8 million and $2.6 million during the three months ended June 30, 2023 and 2022, respectively, and $3.6 million and $5.3 million during the six months ended June 30, 2023 and 2022, respectively. Accounts receivable from Advantest amounted to $10.3 million and $0.3 million as of June 30, 2023, and December 31, 2022, respectively. Deferred revenue amounted to $14.4 million and $7.1 million as of June 30, 2023, and December 31, 2022, respectively.

13. SUBSEQUENT EVENT

On July 5, 2023, the Company acquired 100% of the equity interest in Lantern Machinery Analytics, Inc. headquartered in Canada, a privately-held provider of automated image analysis and feature extraction artificial intelligence/machine learning software for critical inspection and metrology steps at battery cell development and manufacturing processes for the electric vehicle industry. Pursuant to the purchase agreement, the Company paid approximately $1.9 million in cash on the closing date.

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

Overview

We offer products and services designed to empower organizations across the semiconductor and electronics ecosystems to connect, collect, manage, and analyze data about design, equipment, manufacturing, and test to improve the yield and quality of their products. We derive revenues from two sources: Analytics and Integrated Yield Ramp Our offerings combine proprietary software, professional services using proven methodologies and third-party cloud-hosting platforms for software-as-a-service (“SaaS”), electrical measurement hardware tools, and physical intellectual property (“IP”) for integrated circuit (“IC”) designs. We primarily monetize our offerings through license fees and contract fees for professional services and SaaS. In some cases, especially on our historical IYR engagements, we also receive a value-based variable fee or royalty, which we call Gainshare. Our products, services, and solutions have been sold to integrated device manufacturers (“IDMs”), fabless semiconductor companies, foundries, out-sourced semiconductor assembly and test (“OSATs”), capital equipment manufacturers and system houses.

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

There are other global or business trends that may affect our business opportunities generally as follows:

●	Continuing impact of the COVID-19 pandemic. A continuing effect of the COVID-19 pandemic is a global shortage in semiconductors due primarily to supply chain disruptions. Some market segments, including automotive semiconductors, continue to have shortages in production. Although COVID-19 related shortages have not materially affected our business, this trend may affect our future business opportunities, particularly future Gainshare and Cimetrix run-time licenses, if our customers’ production volumes decrease.
●	Impacts from inventory cycles. With the easing of COVID-19 pandemic restrictions, the demand for semiconductors from hardware sales supporting work-from-home has waned. In addition, the strength of the subsequent economic recovery has varied by region. A result has been increased semiconductor inventories for several product segments. The industry has experienced reduced semiconductor fab utilization rates, and semiconductor capital equipment orders. If these trends persist, the overall reduction in demand may affect our Analytics revenue and our Integrated Yield Ramp gainshare revenue.
●	Continuing demand for consumer electronics. The demand for consumer electronics, communications devices, and high-performance computing continues to drive technological innovation in the semiconductor industry as the need for products with greater performance, lower power consumption, reduced costs, and smaller size continues to grow with each new product generation. In addition, advances in computing systems and mobile devices continue to fuel demand for higher capacity memory chips. To meet these demands, IC manufacturers and designers are constantly challenged to improve the overall performance of their ICs by designing and manufacturing ICs with more embedded applications to create greater functionality while lowering power and cost per transistor. As this trend continues, companies will continually be challenged to improve process capabilities to optimally produce ICs with minimal random and systematic yield loss, which is driven by the lack of compatibility between the design and its respective

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

In October 2022, the U.S. government issued an interim final rule (87 Fed. Reg. 62186) with additional export control restrictions. Among several changes, the U.S. government imposed restrictions on supply to any P.R.C. fabrication facility that produces certain advanced logic or memory ICs, when the supply involves a commodity, software or technology (an “Item”) that is “subject to the EAR” or when the supply involves a “U.S. person” even if the Item is not “subject to the EAR.” Another change is a restriction on supply of an Item “subject to the EAR” destined for use in the development or production of certain IC manufacturing equipment and certain parts and components of such equipment in the P.R.C.  Industry members, including our Company, continue to generate questions and evaluate the effects of the new regulations. In addition, the U.S. government expanded the “foreign direct product rules,” and thus EAR jurisdiction and restrictions, to additional foreign-produced Items and in connection with additional restricted parties in the P.R.C. The U.S. government has informally indicated that it continues to develop further export control restrictions, a final version of the October 2022 rule, and clarifying guidance, all to be issued in the future. Other countries and jurisdictions with important roles in our industry have announced they intend to update some of their export control regulations to further align with those of the U.S. government. In addition, U.S. government officials have announced that they are developing outbound investment restrictions, which might affect some aspects of conducting business in some regions in unknown ways. The P.R.C. recently imposed restrictions on import of certain memory ICs offered by a U.S. company and has been developing its legal authorities to counter foreign sanctions. The U.S. government is renewing and amplifying its caution that visitors to the P.R.C. are subject to arbitrary enforcement of local laws and wrongful detention, a risk that could deter or hinder certain business activities. Based on our current assessments, we expect the near-term impact of these expanded trade restrictions on our business to be limited, but proposals that are still in government development and open questions of interpretation leave much unknown. We will continue to monitor for any further trade restrictions, other regulatory or policy changes by the U.S. or foreign governments and any actions in response.  We remain committed to complying with applicable law. The uncertainty caused by these recent regulations and the potential for additional future restrictions could, nonetheless, negatively affect our future sales in the P.R.C. market.

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

Financial Highlights

Financial highlights for the three months ended June 30, 2023, are as follows:

●	Total revenues were $41.6 million, an increase of $6.9 million, or 20%, compared to the three months ended June 30, 2022. Analytics revenue was $37.1 million, an increase of $6.0 million, or 19%, compared to the three months ended June 30, 2022. The increase in Analytics revenue was driven by an increase in revenue from Exensio software licenses and increases in revenue from CV system, partially offset by a decrease in revenues from Cimetrix software licenses due to lower orders for runtime licenses. Integrated Yield Ramp revenue increased $0.9 million, or 26%, compared to the three months ended June 30, 2022, primarily due to an increase in Gainshare from increased customer wafer shipments at non-leading edge nodes, partially offset by a decrease in hours worked on fixed fees engagements.
●	Costs of revenues increased $0.3 million, compared to the three months ended June 30, 2022, primarily due to increases in hardware costs, third-party cloud-delivery costs and travel expenses. These increases were partially offset by decreases in personnel-related costs.
●	Net income was $6.8 million, compared to a net loss of $1.1 million for the three months ended June 30, 2022. The increase in net income was primarily attributable to an increase in total revenues, interest income, income tax benefits and a decrease in research and development expenses, partially offset by increases in costs of revenues and sales and marketing activities, and general and administrative expenses, which were primarily related to increases in personnel-related costs, third-party cloud-services related costs, legal expenses, travel expenses, and an increase in foreign currency transaction exchange losses.

Financial highlights for the six months ended June 30, 2023, are as follows:

●	Total revenues were $82.4 million, an increase of $14.2 million, or 21%, compared to the six months ended June 30, 2022. Analytics revenue was $73.5 million, an increase of $11.9 million, or 19%, compared to the six months ended June 30, 2022. The increase in Analytics revenue was driven by increases in revenue from CV and DFI systems and an increase in revenue from Exensio software licenses, partially offset by a decrease in revenues from Cimetrix software licenses due to lower orders for runtime licenses. Integrated Yield Ramp revenue increased $2.3 million, or 34%, compared to the six months ended June 30, 2022, primarily due to an increase in Gainshare from increased customer wafer shipments at non-leading edge nodes, partially offset by a decrease in hours worked on fixed fees engagements.
●	Costs of revenues increased $0.7 million, compared to the six months ended June 30, 2022, primarily due to increases in travel expenses, hardware and third-party cloud-delivery costs. These increases were partially offset by decreases in facilities and IT-related costs and personnel-related costs.
●	Net income was $7.2 million, compared to a net loss of $5.3 million for the six months ended June 30, 2022. The increase in net income was primarily attributable to an increase in total revenues, interest income, income tax benefits and a decrease in research and development expenses, partially offset by increases in costs of revenues and sales and marketing activities, and general and administrative expenses, which were primarily related to increases in personnel-related costs, legal fees related to the arbitration proceeding over a disputed customer contract, travel expenses, third-party cloud-services related costs, facilities and IT-related costs, and an increase in foreign currency transaction exchange losses.
●	Cash, cash equivalents, and short-term investments at June 30, 2023 were $124.0 million, compared to $139.2 million as of December 31, 2022, a decrease of $15.1 million, primarily due to payments of accrued bonuses, legal fees related to the arbitration proceeding over a disputed customer contract, purchases of property and equipment, and taxes related to net share settlement of equity awards, partially offset by cash collection from customers, proceeds from purchases under our employee stock purchase plan, and proceeds from the exercise of stock options.

Critical Accounting Estimates

See Note 1, Basis of Presentation And Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, for a description of recent accounting pronouncements and accounting changes, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.

There were no material changes during the three and six months ended June 30, 2023, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Income Taxes

We are required to assess whether it is “more-likely-than-not” that we will realize our deferred tax assets (“DTAs”). If we believe that they are not likely to be fully realizable before the expiration dates applicable to such assets, then to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on all available evidence, both positive and negative, we determined a full valuation allowance was still appropriate for our U.S. federal and state net DTAs, primarily driven by a cumulative loss incurred over the 12-quarter period ended June 30, 2023, and the likelihood that we may not utilize tax attributes before they expire. The valuation allowance was approximately $59.2 million as of June 30, 2023, and December 31, 2022. We will continue to evaluate the need for a valuation allowance and may change our conclusion in a future period based on changes in facts (e.g., 12-quarter cumulative profit, significant new revenue, etc.). If we conclude that we are more-likely-than-not to utilize some or all of our U.S. DTAs, we will release some or all of our valuation allowance and our tax provision will decrease in the period in which we make such determination.

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

Our income tax calculations are based on the application of applicable U.S. federal, state, and/or foreign tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the condensed consolidated statements of comprehensive income (loss). As of June 30, 2023, no deferred taxes have been provided on undistributed earnings from our international subsidiaries. We intend to reinvest the earnings of our non-U.S. subsidiaries in those operations indefinitely. As such, we have not provided for any foreign withholding taxes on the earnings of foreign subsidiaries as of June 30, 2023. The earnings of our foreign subsidiaries are taxable in the U.S. in the year earned under the Global Intangible Low-Taxed Income rules implemented under 2017 Tax Cuts and Jobs Act.

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

Valuation of Long-lived Assets including Goodwill and Intangible Assets

We record goodwill when the purchase consideration of an acquisition exceeds the fair value of the net tangible and identified intangible assets as of the date of acquisition. We have one operating segment and one operating unit. We perform an annual impairment assessment of goodwill during the fourth quarter of each calendar year or more frequently, if required to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill. There was no impairment of goodwill for the three and six months ended June 30, 2023.

Our long-lived assets, excluding goodwill, consist of property, equipment, and intangible assets. We periodically review our long-lived assets for impairment. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. There was no impairment of long-lived assets for the three and six months ended June 30, 2023.

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

Results of Operations

Discussion of Financial Data for the Three and Six Months ended June 30, 2023 and 2022

Revenues, Costs of Revenues, and Gross Margin

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Revenues:
Analytics	$37,134	$31,117	$6,017	19%	$73,460	$61,543	$11,917	19%
Integrated Yield Ramp	4,467	3,551	916	26%	8,900	6,623	2,277	34%
Total revenues	41,601	34,668	6,933	20%	82,360	68,166	14,194	21%
Costs of revenues	12,369	12,042	327	3%	24,273	23,571	702	3%
Gross profit	$29,232	$22,626	$6,606	29%	$58,087	$44,595	$13,492	30%
Gross margin	70%	65%			71%	65%

Analytics revenue as a percentage of total revenues	89%	90%			89%	90%
Integrated Yield Ramp revenue as a percentage of total revenues	11%	10%			11%	10%

Analytics Revenue

Analytics revenue increased $6.0 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in Analytics revenue was driven by an increase in revenue from Exensio software licenses and increases in revenue from CV system, partially offset by a decrease in revenues from Cimetrix software licenses due to lower orders for runtime licenses.

Analytics revenue increased $11.9 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in Analytics revenue was driven by increases in revenue from CV and DFI systems and an increase in revenue from Exensio software licenses, partially offset by a decrease in revenues from Cimetrix software licenses due to lower orders for runtime licenses.

Integrated Yield Ramp Revenue

Integrated Yield Ramp revenue increased $0.9 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to an increase in Gainshare from increased customer wafer shipments at non-leading edge nodes, partially offset by a decrease in hours worked on fixed fees engagements.

Integrated Yield Ramp revenue increased $2.3 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to an increase in Gainshare from increased customer wafer shipments at non-leading edge nodes, partially offset by a decrease in hours worked on fixed fees engagements.

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

Costs of Revenues

Costs of revenues consist primarily of costs incurred to provide and support our services, costs recognized in connection with licensing our software, IT and facilities-related costs and amortization of acquired technology. Service costs include material, hardware, personnel-related costs including compensation, employee benefits, bonus and stock-based compensation expense, subcontractor costs, overhead costs, travel, and allocated facilities-related costs. Software license costs consist of costs associated with third-party cloud-delivery related expenses and licensing third-party software used by us in providing services to our customers in solution engagements or sold in conjunction with our software products.

The increase in costs of revenues of $0.3 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily due to (i) a $0.4 million increase in hardware costs, (ii) a $0.2 million increase in travel expenses, and (iii) a $0.1 million increase in third-party cloud-delivery costs. These were partially offset by a $0.3 million decrease in personnel-related costs due to lower compensation expense, partially offset by an increase in stock-based compensation expense.

The increase in costs of revenues of $0.7 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to (i) a $0.3 million increase in hardware costs, (ii) a $0.3 million increase in travel expenses, (iii) a $0.3 million increase in third-party cloud-delivery costs, and (iv) a $0.1 million increase in subcontractor costs. These were partially offset by (i) a $0.2 million decrease in facilities and IT-related costs including depreciation expense and (ii) a $0.1 million decrease in personnel-related costs due to lower compensation expense, partially offset by an increase in stock-based compensation expense.

Gross Margin

Gross margin increased 5 percentage points for the three months ended June 30, 2023, to 70%, compared to 65% for the three months ended June 30, 2022. The higher gross margin during the three months ended June 30, 2023, was primarily due to higher total revenue, including Gainshare, when compared to the year-ago period.

Gross margin increased 6 percentage points for the six months ended June 30, 2023, to 71%, compared to 65% for the six months ended June 30, 2022. The higher gross margin during the six months ended June 30, 2023, was primarily due to higher total revenue, including Gainshare, when compared to the year-ago period.

Operating Expenses:

Research and Development

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Research and development	$12,264	$13,374	$(1,110)	(8)%	$25,315	$27,463	$(2,148)	(8)%
As a percentage of total revenues	29%	39%			31%	40%

Research and development expenses consist primarily of personnel-related costs including compensation, employee benefits, bonus and stock-based compensation expense, outside development services, travel, third-party cloud-services related costs, IT and facilities cost allocations to support product development activities.

Research and development expenses decreased $1.1 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to a $1.5 million decrease in personnel-related costs mostly resulting from a lower stock-based and other compensation expenses, partially offset by worldwide salary increases and increases in headcount. These were partially offset by (i) a $0.2 million increase in subcontractor expenses primarily related to Exensio and Cimetrix software, and (ii) a $0.1 million increase in third-party cloud-services related costs.

Research and development expenses decreased $2.1 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to (i) a $3.1 million decrease in personnel-related costs mostly resulting from a lower stock-based and other compensation expenses, partially offset by worldwide salary increases and increases in headcount, and (ii) a $0.2 million decrease in facilities and IT-related costs including depreciation expense. These were partially offset by (i) a $0.7 million increase in subcontractor expenses primarily related to Exensio and Cimetrix software, (ii) a $0.2 million increase in third-party cloud-services related costs, and (iii) a $0.2 million increase in travel expenses.

We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the size and the timing of product development projects.

Selling, General, and Administrative

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Selling, general, and administrative	$14,766	$9,770	$4,996	51%	$30,411	$20,609	$9,802	48%
As a percentage of total revenues	35%	28%			37%	30%

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

Selling, general, and administrative expenses increased $5.0 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to (i) a $4.6 million increase in personnel-related costs mainly resulting from increases in stock-based and other compensation expense, including commission, discretionary bonuses and employee benefit costs, headcount and worldwide salary increases, (ii) a $0.2 million increase in business acquisition costs, (iii) a $0.2 million increase in third-party cloud-services related costs, (iv) a $0.2 million increase in travel expenses, and (v) a $0.1 million increase in legal fees related to the arbitration proceeding over a disputed customer contract. These were partially offset by a $0.3 million decrease in subcontractor expenses.

Selling, general, and administrative expenses increased $9.8 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to (i) a $7.5 million increase in personnel-related costs mainly resulting from increases in stock-based and other compensation expense, including commission, discretionary bonuses and employee benefit costs, headcount and worldwide salary increases, (ii) a $1.8 million increase in legal fees related to the arbitration proceeding over a disputed customer contract, (iii) a $0.4 million increase in travel expenses, (iv) a $0.3 million increase in facilities and IT-related costs including depreciation expense, and (v) a $0.2 million increase in business acquisition costs. These were partially offset by a $0.4 million decrease in subcontractor expenses.

We anticipate our selling, general, and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

Amortization of Acquired Intangible Assets

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Amortization of acquired intangible assets	$326	$314	$12	4%	$651	$628	$23	4%

Amortization of acquired intangible assets primarily consists of amortization of intangibles acquired as a result of certain business combinations.

Interest and Other Expense (Income), Net

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Interest and other expense (income), net	$(1,071)	$(991)	$(80)	8%	$(1,982)	$(1,301)	$(681)	52%

Interest and other expense (income), net, primarily consists of interest income and foreign currency transaction exchange gains and losses.

Interest and other expense (income), net increased $0.1 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to a higher interest income resulting from higher interest rates, partially offset by higher foreign currency exchange loss resulting from a net unfavorable fluctuation in foreign exchange rates.

Interest and other expense (income), net increased $0.7 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a higher interest income resulting from higher interest rates, partially offset by higher foreign currency exchange loss resulting from a net unfavorable fluctuation in foreign exchange rates.

Income Tax Expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Income tax expense (benefit)	$(3,888)	$1,306	$(5,194)	(398)%	$(3,498)	$2,493	$(5,991)	(240)%

Income tax expense decreased for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, primarily due to changes in the foreign and state taxes and year-to-date recognition of worldwide pre-tax income (loss) in relation to their forecasted amounts for full years.

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

Liquidity and Capital Resources

As of June 30, 2023, our working capital, defined as total current assets less total current liabilities, was $152.3 million, compared to $135.2 million as of December 31, 2022. Total cash, cash equivalents, and short-term investments were $124.0 million as of June 30, 2023, compared to cash and cash equivalents of $139.2 million as of December 31, 2022. As of June 30, 2023, and December 31, 2022, cash and cash equivalents held by our foreign subsidiaries were $11.3 million and $8.8 million, respectively. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures, other obligations for at least the next twelve months.

There has been no significant impact in respect to Liquidity and Capital Resources from the global COVID-19 pandemic.   For risk discussion about the continuing impact of global COVID-19 pandemic on our operations or demand for our products, refer to Part I, Item 1A, “Risk Factors” of our Annual Report for the year ended December 31, 2022, filed with the SEC on March 1, 2023.

Cash Flow Data

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(In thousands)	2023	2022	$ Change
Net cash flows provided by (used in):
Operating activities	$(6,615)	$6,620	$(13,235)
Investing activities	(9,677)	71,993	(81,670)
Financing activities	(2,474)	(24,370)	21,896
Effect of exchange rate changes on cash and cash equivalents	(498)	(584)	86
Net change in cash and cash equivalents	$(19,264)	$53,659	$(72,923)

Net Cash Flows Provided by (Used in) Operating Activities

Cash flows used in operating activities during the six months ended June 30, 2023, consisted of net income, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, stock-based compensation expense, amortization of acquired intangible expense, amortization of costs capitalized to obtain revenue contracts and net change in operating assets and liabilities.

Net cash flows used in operating activities was $6.6 million for the six months ended June 30, 2023, compared to net cash flows provided by operating activities of $6.6 million for the six months ended June 30, 2022. The $13.2 million decrease in cash flows from operating activities between the periods was driven primarily by (i) an increase in accounts receivable from increased invoicing activities during the six months ended June 30, 2023 compared to the same period in 2022, and (ii) payments made under the Company’s bonus plan, partially offset by (a) an increase in deferred revenue due to timing of billing and revenue recognition, and (b) a significant increase in net income compared to the same period in 2022. Net income was $7.2 million for the six months ended June 30, 2023, compared to a net loss of $5.3 million for the six months ended June 30, 2022.

The major contributors to the net change in operating assets and liabilities for the six months ended June 30, 2023, were as follows:

●	Accounts receivable increased by $19.3 million, primarily due to higher contractual invoicing activity and an increase in unbilled accounts receivables due to the timing of billing and revenue recognition, partially offset by collections from customers. Subsequent to June 30, 2023, we collected more than half of the total $44.9 million billed accounts receivable as of that date;
●	Prepaid expense and other current assets increased by $7.5 million, primarily due to an increase in income tax receivable, contract assets and deferred commission;
●	Accounts payable decreased by $2.8 million primarily due to the timing of payments of vendor invoices;
●	Accrued compensation and related benefits decreased by $6.0 million primarily due to the payments of accrued bonuses and a decrease in accrued commissions, partially offset by an increase in accrued contributions to the employee stock purchase plan; and
●	Deferred revenue increased by $7.4 million primarily due to the timing of billing and revenue recognition.

Net Cash Flows Provided by (Used in) Investing Activities

Net cash used in investing activities was $9.7 million for the six months ended June 30, 2023, compared to net cash provided by investing activities of $72.0 million for the six months ended June 30, 2022.

For the six months ended June 30, 2023, cash used in investing activities primarily related to purchases of short-term investments of $23.5 million and purchases of and prepayments for property and equipment of $6.0 million primarily related to our DFI and CV systems, partially offset by proceeds from maturities and sales of short-term investments of $19.8 million.

For the six months ended June 30, 2022, cash provided by investing activities primarily related to proceeds from maturities and sales of short-term investments of $112.5 million, partially offset by purchases of short-term investments of $35.9 million, and purchases of and prepayments for property and equipment of $4.6 million primarily related to our DFI and CV systems.

Net Cash Flows Used in Financing Activities

Net cash used in financing activities was $2.5 million for the six months ended June 30, 2023, compared to $24.4 million for the six months ended June 30, 2022.

For the six months ended June 30, 2023, net cash used in financing activities primarily consisted of $4.6 million in cash payments for taxes related to net share settlement of equity awards, partially offset by $2.1 million of proceeds from our employee stock purchase plans and exercise of stock options.

For the six months ended June 30, 2022, net cash used in financing activities primarily consisted of $22.5 million for the repurchase of shares of our common stock and $4.2 million in cash payments for taxes related to net share settlement of equity awards, partially offset by $2.3 million of proceeds from our employee stock purchase plans and exercise of stock options.

Related Party Transactions

Refer to Note 12, Strategic Partnership Agreement with Advantest and Related Party Transactions, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, for the discussion about related party transactions between the Company and Advantest (as defined therein).

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

Interest Rate Risk.  As of June 30, 2023, we had cash, cash equivalents and short-term investments of $124.0 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments and short-term investments consisted of U.S. Government securities. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect as of June 30, 2023, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations.

As of June 30, 2023, and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure to any financial institution by evaluating the creditworthiness of the financial institutions with which we invest and investing through more than one financial institution.

Foreign Currency and Exchange Risk. Certain of our receivables and payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our revenues and operating expenditures are subject to foreign currency risks. From time to time, we enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded in earnings as a component of other income (expense), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net. As of June 30, 2023, we had no outstanding forward contracts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2023, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of June 30, 2023, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 11, Commitments and Contingencies to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, for information regarding our legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no stock repurchases during the second quarter of 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended June 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

Exhibit Number	Description

10.1	PDF Solutions, Inc.’s Eighth Amended and Restated 2011 Stock Incentive Plan, filed as Appendix A to the Company’s Proxy Statement filed on April 27, 2023, and incorporated herein by reference.*

10.2+	Addendum #1 to Revised 2020 Contract, signed March 17, 2023, by and between PDF Solutions, Inc. and Advantest America, Inc.†

31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.†

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).†
*	Management contract or compensatory plan or arrangement.
**	Furnished, and not filed.
†	Filed herewith.
+	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDF SOLUTIONS, INC.

Date: August 8, 2023	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: August 8, 2023	By:	/s/ ADNAN RAZA
Adnan Raza
Executive Vice President, Finance and Chief
Financial Officer
(principal financial and accounting officer)