Form 10-Q
period 2023-09-30
PDF SOLUTIONS INC
filed 2023-11-08
CIK 1120914

g

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2023

or

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

There were 38,261,403 shares of the Registrant’s Common Stock outstanding as of November 3, 2023.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$111,620	$119,624
Short-term investments	23,744	19,557
Accounts receivable, net of allowance for credit losses of $890 as of September 30, 2023 and December 31, 2022	40,959	42,164
Prepaid expenses and other current assets	18,001	12,063
Total current assets	194,324	193,408
Property and equipment, net	37,833	40,174
Operating lease right-of-use assets, net	5,069	6,002
Goodwill	15,008	14,123
Intangible assets, net	16,486	18,055
Deferred tax assets, net	32	64
Other non-current assets	13,701	6,845
Total assets	$282,453	$278,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,633	$6,388
Accrued compensation and related benefits	11,502	16,948
Accrued and other current liabilities	4,772	5,581
Operating lease liabilities – current portion	1,504	1,412
Deferred revenues – current portion	29,267	26,019
Billings in excess of recognized revenues	240	1,852
Total current liabilities	49,918	58,200
Long-term income taxes payable	2,820	2,622
Non-current portion of operating lease liabilities	4,922	5,932
Other non-current liabilities	3,229	1,905
Total liabilities	60,889	68,659
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 49,694 and 48,613, respectively; shares outstanding 38,245 and 37,431, respectively	6	6
Additional paid-in-capital	467,304	447,415
Treasury stock at cost, 11,449 and 11,182 shares, respectively	(143,587)	(133,709)
Accumulated deficit	(98,932)	(101,150)
Accumulated other comprehensive loss	(3,227)	(2,550)
Total stockholders’ equity	221,564	210,012
Total liabilities and stockholders’ equity	$282,453	$278,671

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Analytics	$39,497	$32,879	$112,957	$94,422
Integrated Yield Ramp	2,853	6,981	11,753	13,604
Total revenues	42,350	39,860	124,710	108,026

Costs and Expenses:
Costs of revenues	14,282	12,545	38,555	36,116
Research and development	13,113	14,303	38,428	41,766
Selling, general, and administrative	15,611	12,005	46,022	32,614
Amortization of acquired intangible assets	328	318	979	946
Interest and other expense (income), net	(2,018)	(1,511)	(4,000)	(2,812)
Income (loss) before income tax expense	1,034	2,200	4,726	(604)
Income tax expense	(6,006)	(815)	(2,508)	(3,308)
Net income (loss)	(4,972)	1,385	2,218	(3,912)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(552)	(1,394)	(679)	(2,828)
Change in unrealized gain (loss) related to available-for-sale debt securities, net of tax	(5)	17	2	(17)
Total other comprehensive loss	(557)	(1,377)	(677)	(2,845)
Comprehensive income (loss)	$(5,529)	$8	$1,541	$(6,757)

Net income (loss) per share:
Basic	$(0.13)	$0.04	$0.06	$(0.10)
Diluted	$(0.13)	$0.04	$0.06	$(0.10)

Weighted average common shares used to calculate net income (loss) per share:
Basic	38,187	37,226	37,930	37,285
Diluted	38,187	38,054	38,977	37,285

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Three Month Periods in the Nine Months Ended September 30, 2023
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2022	37,431	$6	$447,415	11,182	$(133,709)	$(101,150)	$(2,550)	$210,012
Issuance of common stock in connection with employee stock purchase plans	98	—	1,663	—	—	—	—	1,663
Issuance of common stock in connection with exercise of options	21	—	345	—	—	—	—	345
Vesting of restricted stock units	286	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock awards	—	—	—	133	(4,101)	—	—	(4,101)
Stock-based compensation expense	—	—	4,884	—	—	—	—	4,884
Comprehensive income	—	—	—	—	—	355	267	622
Balances, March 31, 2023	37,836	6	454,307	11,315	(137,810)	(100,795)	(2,283)	213,425
Issuance of common stock in connection with exercise of options	6	—	87	—	—	—	—	87
Vesting of restricted stock units	37	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock awards	—	—	—	11	(468)	—	—	(468)
Stock-based compensation expense	—	—	4,678	—	—	—	—	4,678
Comprehensive income (loss)	—	—	—	—	—	6,835	(387)	6,448
Balances, June 30, 2023	37,879	6	459,072	11,326	(138,278)	(93,960)	(2,670)	224,170
Issuance of common stock in connection with employee stock purchase plan	125	—	2,169	—	—	—	—	2,169
Issuance of common stock in connection with exercise of options	2	—	37	—	—	—	—	37
Vesting of restricted stock units	260	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	—	—	—	102	(4,566)	—	—	(4,566)
Repurchase of common stock	(21)	—	—	21	(743)	—	—	(743)
Stock-based compensation expense	—	—	6,026	—	—	—	—	6,026
Comprehensive loss	—	—	—	—	—	(4,972)	(557)	(5,529)
Balances, September 30, 2023	38,245	$6	$467,304	11,449	$(143,587)	$(98,932)	$(3,227)	$221,564

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – CONTINUED

(Unaudited)

(in thousands)

	Three Month Periods in the Nine Months Ended September 30, 2022
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2021	37,411	$6	$423,069	10,003	$(104,705)	$(97,721)	$(1,064)	$219,585
Issuance of common stock in connection with employee stock purchase plans	95	—	1,502	—	—	—	—	1,502
Issuance of common stock in connection with exercise of options	75	—	675	—	—	—	—	675
Vesting of restricted stock units	232	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock awards	—	—	—	113	(3,389)	—	—	(3,389)
Repurchase of common stock	(219)	—	—	219	(5,778)	—	—	(5,778)
Stock-based compensation expense	—	—	5,553	—	—	—	—	5,553
Comprehensive loss	—	—	—	—	—	(4,150)	(431)	(4,581)
Balances, March 31, 2022	37,594	6	430,799	10,335	(113,872)	(101,871)	(1,495)	213,567
Issuance of common stock in connection with exercise of options	12	—	113	—	—	—	—	113
Vesting of restricted stock units	84	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock awards	—	—	—	33	(800)	—	—	(800)
Repurchase of common stock	(715)	—	—	715	(16,693)	—	—	(16,693)
Stock-based compensation expense	—	—	3,872	—	—	—	—	3,872
Comprehensive loss	—	—	—	—	—	(1,147)	(1,037)	(2,184)
Balances, June 30, 2022	36,975	6	434,784	11,083	(131,365)	(103,018)	(2,532)	197,875
Issuance of common stock in connection with employee stock purchase plan	92	—	1,509	—	—	—	—	1,509
Issuance of common stock in connection with exercise of options	22	—	276	—	—	—	—	276
Vesting of restricted stock units	206	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	—	—	—	70	(1,601)	—	—	(1,601)
Stock-based compensation expense	—	—	5,136	—	—	—	—	5,136
Comprehensive income (loss)	—	—	—	—	—	1,385	(1,377)	8
Balances, September 30, 2022	37,295	$6	$441,705	11,153	$(132,966)	$(101,633)	$(3,909)	$203,203

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,218	$(3,912)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,778	4,173
Stock-based compensation expense	15,561	14,561
Amortization of acquired intangible assets	2,659	2,605
Amortization of costs capitalized to obtain revenue contracts	1,494	1,127
Net accretion of discounts on short-term investments	(734)	(41)
Deferred taxes	43	46
Other	(106)	—
Changes in operating assets and liabilities:
Accounts receivable	1,185	(14,999)
Prepaid expenses and other current assets	(7,038)	(2,750)
Operating lease right-of-use assets	904	1,510
Other non-current assets	(928)	1,479
Accounts payable	(2,697)	(2,852)
Accrued compensation and related benefits	(5,342)	3,624
Accrued and other liabilities	393	2,560
Deferred revenues	3,681	2,322
Billings in excess of recognized revenues	(1,612)	183
Operating lease liabilities	(888)	(1,613)
Net cash provided by operating activities	12,571	8,023

Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	28,800	136,000
Purchases of short-term investments	(32,250)	(45,791)
Proceeds from sale of property and equipment	105	—
Purchases of property and equipment	(8,574)	(6,651)
Prepayment for the purchase of property and equipment	(343)	(54)
Purchases of intangible assets	(150)	(150)
Payment for business acquisition, net of cash acquired	(1,823)	—
Net cash provided by (used in) investing activities	(14,235)	83,354

Cash flows from financing activities:
Proceeds from exercise of stock options	469	1,064
Proceeds from employee stock purchase plans	3,832	3,011
Payments for taxes related to net share settlement of equity awards	(9,135)	(5,790)
Repurchases of common stock	(743)	(22,471)
Net cash used in financing activities	(5,577)	(24,186)

Effect of exchange rate changes on cash and cash equivalents	(763)	(1,147)
Net change in cash and cash equivalents	(8,004)	66,044
Cash and cash equivalents at beginning of period	119,624	27,684
Cash and cash equivalents at end of period	$111,620	$93,728

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$3,568	$2,001
Cash paid for amounts included in the measurement of operating lease liabilities	$1,160	$1,219

Supplemental disclosure of noncash information:
Property and equipment received and accrued in accounts payable and accrued and other liabilities	$697	$2,200
Advances for purchase of fixed assets transferred from prepaid assets to property and equipment	$66	$336
Operating lease liabilities arising from obtaining right-of-use assets	$—	$2,268
Property and equipment transferred to sales-type leases	$6,002	$—

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these condensed consolidated financial statements include revenue recognition, the estimated useful lives of property and equipment and intangible assets, assumptions made in analysis of allowance for credit losses, impairment of goodwill and long-lived assets, valuation for deferred tax assets (“DTAs”), and accounting for lease obligations, stock-based compensation expense, and income tax uncertainties and contingencies. Actual results could differ from those estimates and may result in material effects on the Company’s operating results and financial position.

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

The Company recognizes revenue in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”). ASC 606 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. Revenue is recognized when control of products or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those promised products or services.

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

The Company’s performance obligations are satisfied either over time or at a point-in-time. The following table represents a disaggregation of revenue percentage by timing of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Over time	68%	68%	74%	70%
Point-in-time	32%	32%	26%	30%
Total	100%	100%	100%	100%

International revenues accounted for approximately 42% and 54% of the Company’s total revenues during the three months ended September 30, 2023 and 2022, respectively. International revenues accounted for approximately 44% and 51% of the Company’s total revenues during the nine months ended September 30, 2023 and 2022, respectively. See Note 9, Customer and Geographic Information.

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

The Company classifies the right to consideration in exchange for software or services transferred to a customer as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional, as compared to a contract asset, which is a right to consideration that is conditional upon factors other than the passage of time. The majority of the Company’s contract assets represent unbilled amounts related to fixed-price service contracts when the revenue recognized exceeds the amount billed to the customer. The contract assets are generally classified as current and are recorded on a net basis with deferred revenue (i.e., contract liabilities) at the contract level. As of September 30, 2023 and December 31, 2022, the total contract assets included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets were $8.1 million and $3.3 million, respectively. The Company did not record any asset impairment charges related to contract assets for the periods presented.

Deferred revenues and billings in excess of recognized revenues consist substantially of amounts invoiced in advance of revenue recognition and are recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as current deferred revenues and the remaining portion is recorded in other non-current liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2023, and December 31, 2022, the non-current portion of deferred revenues included in non-current liabilities was $2.3 million and $1.9 million, respectively. Revenue recognized that was included in the deferred revenues and billings in excess of recognized revenues balances at the beginning of each reporting period was $13.1 million and $10.6 million during the three months ended September 30, 2023 and 2022, respectively, and $23.8 million and $16.3 million during the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was approximately $218.3 million. Given the applicable contract terms with customers, more than half of this amount is expected to be recognized as revenue over the next two years with the remainder to be recognized thereafter. This amount does not include insignificant contracts to which the customer is not committed, nor significant contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed, or future sales-based or usage-based royalty payments in exchange for a license of intellectual property. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications, or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to the scope, change in timing of delivery of products and services, or contract modifications.

The adjustment to revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was a decrease of $0.6 million and an increase of $1.9 million during the three months ended September 30, 2023 and 2022, respectively, and an increase of $4.3 million and an increase of $0.4 million during the nine months ended September 30, 2023 and 2022, respectively. These amounts primarily represent changes in estimated percentage-of-completion based contracts and changes in actual versus estimated Gainshare.

Costs to obtain or fulfill a contract

The Company capitalizes the incremental costs to obtain or fulfill a contract with a customer, including direct sales commissions and related fees, when it expects to recover those costs. Amortization expense related to these capitalized costs is recognized over the period associated with the revenue from which the cost was incurred. Total capitalized direct sales commission costs included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets as of September 30, 2023, and December 31, 2022, were $2.0 million and $1.7 million, respectively. Total capitalized direct sales commission costs included in other non-current assets in the accompanying condensed consolidated balance sheets as of September 30, 2023, and December 31, 2022, were $2.5 million and $2.1 million, respectively. Amortization of these assets was $0.5 million and $0.4 million during the three months ended September 30, 2023 and 2022, respectively, and $1.5 million and $1.1 million during the nine months ended September 30, 2023 and 2022. There was no impairment loss in relation to the costs capitalized for the periods presented.

Practical expedient

The Company does not adjust the transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component during the three and nine months ended September 30, 2023 and 2022.

3. BALANCE SHEET COMPONENTS

Accounts receivable

Accounts receivable include amounts that are unbilled at the end of the period that are expected to be billed and collected within a 12-month period. Unbilled accounts receivable, included in accounts receivable, totaled $14.3 million and $13.5 million as of September 30, 2023, and December 31, 2022, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12-month period are recorded in other non-current assets and totaled $0.8 million and $0.8 million as of September 30, 2023, and December 31, 2022, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for credit losses is maintained for probable credit losses based upon the Company’s assessment of the expected collectability of the accounts receivable. The allowance for credit losses is reviewed on a quarterly basis to assess the adequacy of the allowance.

Property and equipment

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Computer equipment	$12,076	$11,853
Software	5,575	5,395
Furniture, fixtures, and equipment	2,491	2,484
Leasehold improvements	6,456	6,467
Laboratory and other equipment	4,770	4,431
Test equipment	27,866	28,403
Property and equipment in progress:
DFI™ system assets	21,123	22,231
CV® system and other assets	6,963	5,105
	87,320	86,369
Less: Accumulated depreciation and amortization	(49,487)	(46,195)
Total	$37,833	$40,174

Test equipment mainly includes DFI™ system and CV® system assets at customer sites that are contributing to revenue. Property and equipment in progress represent the development or construction of property and equipment that have not yet been placed in service for the Company’s intended use and are not depreciated.

Depreciation and amortization expense was $1.2 million and $1.4 million during the three months ended September 30, 2023 and 2022, respectively, and $3.8 million and $4.2 million during the nine months ended September 30, 2023 and 2022, respectively.

Goodwill and Intangible Assets, Net

As of September 30, 2023, and December 31, 2022, the carrying amount of goodwill was $15.0 million and $14.1 million, respectively. Refer to Note 13, Business Combination, for the discussion about additional goodwill recognized during the three and nine months ended September 30, 2023.

Intangible assets, net, consisted of the following (in thousands):

		September 30, 2023			December 31, 2022
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired identifiable intangibles:
Customer relationships	1-10	$9,505	$(7,170)	$2,335	$9,407	$(6,684)	$2,723
Developed technology	4-9	34,627	(21,463)	13,164	33,635	(19,647)	13,988
Tradename and trademarks	2-10	1,598	(999)	599	1,598	(918)	680
Patent	6-10	2,100	(1,760)	340	2,100	(1,696)	404
Noncompetition agreements	3	848	(800)	48	848	(588)	260
Total		$48,678	$(32,192)	$16,486	$47,588	$(29,533)	$18,055

The weighted average amortization period for acquired identifiable intangible assets was 5.5 years as of September 30, 2023. The following table summarizes intangible assets amortization expense in the accompanying condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization of acquired technology included under costs of revenues	$574	$553	$1,680	$1,659
Amortization of acquired intangible assets presented separately under costs and expenses	328	318	979	946
Total amortization of acquired intangible assets	$902	$871	$2,659	$2,605

The Company expects annual amortization of acquired identifiable intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2023 (remaining three months)	$890
2024	3,233
2025	3,069
2026	2,899
2027	2,747
2028 and thereafter	3,648
Total future amortization expense	$16,486

There were no impairment charges for goodwill and intangible assets during the three and nine months ended September 30, 2023 and 2022.

4. LEASES

The Company leases administrative and sales offices and certain equipment under non-cancellable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various dates through 2028. The Company had no leases that were classified as a financing lease as of September 30, 2023, and December 31, 2022.

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

Lease expense was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense (1)	$382	$375	$1,153	$1,073
Short-term lease and variable lease expense (2)	239	244	673	801
Total lease expense	$621	$619	$1,826	$1,874
(1)	Net of gain recognized upon lease termination of $0.1 million in the nine months ended September 30, 2022.

(2)	Leases with an initial term of 12 months or less are not recorded on the accompanying condensed consolidated balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease expense for the periods presented primarily included common area maintenance charges.

Supplemental condensed consolidated balance sheets information related to operating leases was as follows:

	September 30,	December 31,
	2023	2022
Weighted average remaining lease term under operating leases (in years)	4.7	5.3
Weighted average discount rate for operating lease liabilities	4.89%	4.87%

Maturities of operating lease liabilities as of September 30, 2023, were as follows (in thousands):

Year Ending December 31,	Amount (1)
2023 (remaining three months)	$422
2024	1,619
2025	1,539
2026	1,354
2027	1,294
2028 and thereafter	992
Total future minimum lease payments	7,220
Less: Interest (2)	(794)
Present value of future minimum lease payments under operating lease liabilities (3)	$6,426
(1)	As of September 30, 2023, the total operating lease liability includes approximately $0.9 million related to an option to extend a lease term that is reasonably certain to be exercised.
(2)	Calculated using incremental borrowing interest rate for each lease.
(3)	Includes the current portion of operating lease liabilities of $1.5 million as of September 30, 2023.

5. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On June 4, 2020, the Company’s Board of Directors adopted a stock repurchase program (the “2020 Program”) to repurchase up to $25.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, over the next two years. During the nine months ended September 30, 2022, 218,858 shares were repurchased by the Company under the 2020 Program at an average price of $26.40 per share for an aggregate total price of $5.8 million. In total, 470,070 shares were repurchased under the 2020 Program at an average price of $21.91 per share, for an aggregate total price of $10.3 million.

On April 11, 2022, the Board of Directors terminated the 2020 Program, and adopted a new program (the “2022 Program”) to repurchase up to $35.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, from time to time, over the next two years. During the nine months ended September 30, 2022, 714,600 shares were repurchased by the Company under the 2022 Program at an average price of $23.36 per share for an aggregate total price of $16.7 million. During the nine months ended September 30, 2023, 21,340 shares were repurchased by the Company under the 2022 Program at an average price of $34.81 per share for an aggregate total price of $0.7 million. In total, the Company has repurchased 735,940 shares under the 2022 Program at an average price of $23.69 per share for an aggregate total price of $17.4 million.

6. EMPLOYEE BENEFIT PLANS

On September 30, 2023, the Company had the following stock-based compensation plans:

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

The Company estimated the fair value of purchase rights granted under the 2021 Purchase Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Nine Months Ended September 30,
	2023	2022
Expected life (in years)	1.25	1.25
Volatility	43.66%	48.73%
Risk-free interest rate	5.15%	2.75%
Expected dividend	—	—
Weighted average fair value of purchase rights granted during the period	$15.71	$10.00

During the three months ended September 30, 2023, a total of 125,392 shares were issued under the 2021 Purchase Plan, at a weighted average purchase price of $17.30 per share. During the three months ended September 30, 2022, a total of 92,043 shares were issued under the 2021 Purchase Plan, at a weighted-average purchase price of $16.40 per share. During the nine months ended September 30, 2023, a total of 223,608 shares were issued under the 2021 Purchase Plan, at a weighted average purchase price of $17.14 per share. During the nine months ended September 30, 2022, a total of 182,083 shares were issued under the 2021 Purchase Plan, at a weighted average purchase price of $16.15 per share. During the nine months ended September 30, 2022, a total of 5,203 shares were issued under the 2010 Purchase Plan, at a weighted average purchase price of $13.40 per share. As of September 30, 2023, unrecognized compensation cost related to the 2021 Purchase Plan was $3.9 million. This estimated unrecognized cost is expected to be recognized over a weighted average period of 1.7 years.

As of September 30, 2023, 594,309 shares were available for future issuance under the 2021 Purchase Plan.

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

As of September 30, 2023, 14.3 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 3.7 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.5 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after the adoption of the 2011 Plan through September 30, 2023. As of September 30, 2023, there were no outstanding awards that had been granted outside of the 2011 or 2001 Plans (collectively, the “Stock Plans”).

The Company estimated the fair value of share-based awards granted under the 2011 Stock Plan during the period using the Black-Scholes-Merton option-pricing model. There were no stock options granted during the three and nine months ended September 30, 2023 and 2022.

Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expense before taxes related to the Company’s stock plans and employee stock purchase plans was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Costs of revenues	$1,120	$854	$3,022	$2,237
Research and development	2,196	2,180	5,609	7,158
Selling, general, and administrative	2,683	2,102	6,930	5,166
Stock-based compensation expense	$5,999	$5,136	$15,561	$14,561

Stock-based compensation capitalized in the capitalized software development costs included in property and equipment, net, was immaterial for the three and nine months ended September 30, 2023.

Additional information with respect to options under the Stock Plans during the nine months ended September 30, 2023, is as follows:

	Outstanding Options
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)	per Share	(Years)	(in thousands)
Outstanding, December 31, 2022	68	$16.11
Granted	—	—
Exercised	(29)	16.39
Canceled	—	—
Expired	—	—
Outstanding, September 30, 2023	39	$15.91	4.40	$654
Vested and expected to vest, September 30, 2023	39	$15.91	4.40	$653
Exercisable, September 30, 2023	36	$15.80	4.21	$604

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $32.40 per share as of September 30, 2023. The total intrinsic value of options exercised was $0.6 million during the nine months ended September 30, 2023.

Total remaining unrecognized compensation cost related to unvested stock options as of September 30, 2023, which is expected to be fully recognized in 2023, and total fair value of shares vested during the nine months ended September 30, 2023, were immaterial.

Nonvested restricted stock unit activity during the nine months ended September 30, 2023, was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)	Per Share
Nonvested, December 31, 2022	2,124	$21.29
Granted	753	$43.92
Vested	(829)	$20.46
Forfeited	(18)	$25.87
Nonvested, September 30, 2023	2,030	$29.98

As of September 30, 2023, there was $48.6 million of total unrecognized compensation cost related to restricted stock units. That cost is expected to be recognized over a weighted average period of 2.7 years. Restricted stock units do not have rights to dividends prior to vesting.

7. INCOME TAXES

Income tax expense decreased by $0.8 million for the nine months ended September 30, 2023, to a $2.5 million income tax expense as compared to a $3.3 million income tax expense for the nine months ended September 30, 2022. The Company’s effective tax rate was 53.1% and (547.7%) for the nine months ended September 30, 2023 and 2022, respectively. The Company’s effective tax rate increased in the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to changes in the foreign and state taxes and year-to-date recognition of worldwide pre-tax income (loss) in relation to their forecasted amounts for full years. Our provision for income taxes for the nine months ended September 30, 2023, was primarily attributable to foreign and state taxes.

The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of September 30, 2023, was $15.9 million, of which $2.0 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2022, was $15.1 million, of which $2.0 million, if recognized, would affect the Company’s effective tax rate. As of September 30, 2023, the Company has recorded unrecognized tax benefits of $2.5 million, including interest and penalties of $0.6 million, as long-term taxes payable in the accompanying condensed consolidated balance sheet. The remaining $14.0 million has been recorded within the Company’s DTAs, which is subject to a full valuation allowance.

The valuation allowance was approximately $59.2 million as of September 30, 2023, and December 31, 2022, which was related to U.S. net federal and state DTAs. The worldwide net DTAs balance as of September 30, 2023, and December 31, 2022, were not significant.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(4,972)	$1,385	$2,218	$(3,912)
Denominator:
Basic weighted average shares outstanding	38,187	37,226	37,930	37,285
Effect of dilutive stock options, unvested restricted stock units, and shares of common stock expected to be issued under employee stock purchase plan(s)	—	828	1,047	—
Diluted weighted average shares outstanding	38,187	38,054	38,977	37,285

Net income (loss) per share:
Basic	$(0.13)	$0.04	$0.06	$(0.10)
Diluted	$(0.13)	$0.04	$0.06	$(0.10)

For the three months ended September 30, 2023 and for the nine months ended September 30, 2022, because the Company was in a loss position, diluted net loss per share is the same as basic net loss per share as the inclusion of the potential common shares would have been anti-dilutive.

The following table sets forth the weighted average potential shares of common stock that were not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Outstanding options	23	—	—	63
Non-vested restricted stock units	1,391	62	223	784
Employee Stock Purchase Plan	38	—	—	75
Total	1,452	62	223	922

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

Revenues from an individual customer that are approximately 10% or more of the Company’s consolidated total revenues are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Customer	2023		2022	2023	2022
A	38%		28%	36%	30%
B	*	%	16%	10%	11%

Gross accounts receivable balances (including amounts that are unbilled) from individual customers that are approximately 10% or more of the Company’s gross accounts receivable balance are as follows:

	September 30,		December 31,
Customer	2023		2022
A	44%		29%
B	*	%	12%
C	*	%	12%

* represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (amounts in thousands):

	Three Months Ended September 30,
	2023		2022
		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues
United States	$24,477	58%	$18,292	46%
China	7,549	18	9,555	24
Rest of the world	10,324	24	12,013	30
Total revenue	$42,350	100%	$39,860	100%

	Nine Months Ended September 30,
	2023		2022
		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues
United States	$70,090	56%	$52,869	49%
China	21,927	18	18,214	17
Rest of the world	32,693	26	36,943	34
Total revenue	$124,710	100%	$108,026	100%

Long-lived assets, net by geographic area are as follows (in thousands):

	September 30,	December 31,
	2023	2022
United States (1)	$45,419	$44,730
Rest of the world	1,207	1,446
Total long-lived assets, net	$46,626	$46,176

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of September 30, 2023, and December 31, 2022, and the basis for those measurements (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other
		Identical	Observable	Significant
	September 30,	Assets	Inputs	Unobservable
Assets	2023	(Level 1)	(Level 2)	Inputs (Level 3)
Cash equivalents
Money market mutual funds	$92,113	$92,113	$—	$—
Short-term investments (available-for-sale debt securities)
U.S. Government securities (1)	23,744	23,744	—	—
Total	$115,857	$115,857	$—	$—

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Assets	2022	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market mutual funds	$75,738	$75,738	$—	$—
U.S. Government securities (1)	1,990	1,990	—	—
Short-term investments (available-for-sale debt securities)
U.S. Government securities (1)	19,557	19,557	—	—
Total	$97,285	$97,285	$—	$—

(1)	As of September 30, 2023, and December 31, 2022, the amortized cost of the Company’s investments in U.S Government securities approximated their fair value due to their short-term maturities, and there have been no events or changes in circumstances that would have had a significant effect on the fair value of these securities in the periods presented. For the three and nine months ended September 30, 2023, there were no material realized or unrealized gains or losses, either individually or in the aggregate.

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

Purchase Obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of September 30, 2023, total outstanding purchase obligations were $24.6 million, the majority of which is due within the next 15 months.

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

Legal Proceedings — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable, and the loss can be reasonably estimated in accordance with FASB requirements. As of September 30, 2023, the Company was not party to any material legal proceedings for which a loss was probable or an amount was accrued. From time to time, the Company may enter into contingent fee arrangements with external legal firms that may represent the Company in legal proceedings related to disputes. Contingent legal fees are accrued by the Company when they are probable and reasonably estimable.

On May 6, 2020, the Company initiated an arbitration proceeding with the Hong Kong International Arbitration Center against SMIC New Technology Research & Development (Shanghai) Corporation (“SMIC”) due to SMIC’s failure to pay fees due to the Company under a series of contracts. The Company seeks to recover the unpaid fees, a declaration requiring SMIC to pay fees under the contracts in the future (or a lump sum payment to end the contract), and costs associated with bringing the arbitration proceeding. SMIC denies liability and an arbitration hearing was held in February 2023. Final written submissions were submitted by the parties at the end of August. A decision is expected potentially within this calendar year.

12. STRATEGIC PARTNERSHIP AGREEMENT WITH ADVANTEST AND RELATED PARTY TRANSACTIONS

In July 2020, the Company entered into a long-term strategic partnership with Advantest Corporation through its wholly-owned subsidiary, Advantest America, Inc. (collectively referred to herein as “Advantest”).

Analytics revenue recognized from Advantest was $2.6 million and $2.8 million during the three months ended September 30, 2023 and 2022, respectively, and $6.2 million and $8.1 million during the nine months ended September 30, 2023 and 2022, respectively. Accounts receivable from Advantest was not material as of September 30, 2023 and amounted to $0.3 million as of December 31, 2022. Deferred revenue amounted to $12.1 million and $7.1 million as of September 30, 2023, and December 31, 2022, respectively.

13. BUSINESS COMBINATION

On July 5, 2023 (the “Acquisition Date”), the Company, through its wholly-owned subsidiary in Canada, PDF Solutions Canada, Ltd., acquired 100% of the equity interest in Lantern Machinery Analytics, Inc. headquartered in Canada, a privately-held provider of automated image analysis and feature extraction artificial intelligence/machine learning software for critical inspection and metrology steps at battery cell development and manufacturing processes for the electric vehicle industry. This software will enhance the Company’s Exensio analytics platform and product offerings to new and existing battery manufacturer customers. The total cash consideration for this acquisition was $1.8 million, net of cash acquired, for all of the outstanding equity of Lantern Machinery Analytics, Inc.

The Company accounted for this acquisition as a business combination in accordance with FASB ASC Topic 805, Business Combinations. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their respective estimated fair values as of the Acquisition Date. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill recorded from this acquisition represents business benefits the Company anticipates from the acquired workforce and expectation for expanded sales opportunities to foster further business growth. Due to the nature of the transaction, the goodwill associated with the acquisition is not deductible for tax purposes. As of September 30, 2023, payment made for this acquisition, net of cash acquired, amounted to $1.8 million and was funded from available cash of the Company.

The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands, except amortization period):

		Amortization
	Amount	Period (Years)
Allocation of Purchase Price:
Assets
Fair value of tangible assets (including cash of $265)	$450
Fair value of intangible assets:
Developed technology	1,010	8
Customer relationships	100	6
Goodwill	895	N/A
Total assets acquired	$2,455
Liabilities
Deferred tax liabilities	$294
Accounts payable and accrued expenses	73
Total liabilities assumed	367
Total purchase price allocation	$2,088

Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company’s financial results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “projected,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target” or “continue,” the negative effect of terms like these or other similar expressions. These statements include, but are not limited to, statements concerning: expectations about the effectiveness of our business and technology strategies; expectations regarding global economic trends; the impact of rising global inflation and interest rates, expectations regarding recent and future acquisitions; current semiconductor industry trends; expectations of continued adoption of our solutions by new and existing customers; project milestones or delays and performance criteria achieved; cost and schedule of new product development; the provision of technology and services prior to the execution of a final contract; the continuing impact of macroeconomic conditions on the semiconductor industry and our operations or supply and demand for our products; supply chain disruptions; the success of the Company’s strategic growth opportunities and partnerships; the Company’s ability to successfully integrate acquired businesses and technologies; whether the Company can successfully convert backlog into revenue; customers’ production volumes under contracts that provide Gainshare; possible impacts from the evolving trade regulatory environment and geopolitical tensions and our ability to obtain additional financing if needed. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update publicly any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10 K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023. All references to “we,” “us,” “our,” “PDF,” “PDF Solutions” or “the Company” refer to PDF Solutions, Inc.

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

Other trends may continue to affect our characterization services business and Integrated Yield Ramp revenue specifically. Semiconductor manufacturers have been experiencing lower wafer shipments, which has negatively impacted our Integrated Yield Ramp gainshare revenue. The logic foundry market at the leading-edge nodes, such as 7nm, 5nm, and smaller, underwent significant change over the past few years. The leading foundry continues to dominate market share. This trend will likely continue to impact our characterization services business on these nodes. We expect most logic foundries to invest in derivatives of older process nodes, such as 28nm and 14nm, to extract additional value as many of their customers will not move to advanced nodes due to either technological barriers or restrictive economics. Foundries that participate at leading edge nodes are expected to continue to invest in new technologies such as memory, packaging, and multi-patterned and extreme ultraviolet lithography, as well as new innovations in process control and variability management. We expect China’s investment in semiconductors to continue. Compliance with changing U.S. export restrictions limit our possible business with Chinese semiconductor manufacturers on advanced nodes. As a result of these market developments, we have chosen to focus our resources and investments in products, services, and solutions for analytics.

There are other global or business trends that may affect our business opportunities generally as follows:

●	Macroeconomy, inventories, and demand. The worldwide economy has not recovered as strongly or quickly post-COVID as expected, and recession fears are growing in some locations. As a result of the slow recovery, inventories of semiconductor devices remain elevated in many instances. The strength of demand for semiconductor products has varied by region and product segment. For example, demand for GPU products is strong, while demand for smart phones is weak. With high inventories and soft demand, semiconductor fab utilization rates are also low and semiconductor capital equipment orders have been impacted. As a result of these trends, customers are being cautious with their spend and some purchase cycles are lengthening and other purchase decisions are being delayed, particularly with respect to larger deals.
●	Changing export controls and sanctions. The U.S. government continues to expand and intensify export controls and sanctions, with a major focus on the destinations of People’s Republic of China (“P.R.C.”), Russian Federation, and Belarus. After an internal evaluation, we determined that a large percentage of our software products are not of U.S. origin and are, thus, not subject to the U.S. Export Administration Regulations (“EAR”). Our standard operations include development, distribution processes, software download sites, and professional service centers and processes located in various geographies around the world to better serve our customers. Some customers in the P.R.C., in particular, have nonetheless expressed concerns to us that continued action by the U.S. government could potentially interrupt their ability to make use of our products or services, which has in some cases, and could in the future, negatively impact the demand for our products and services by these customers. In October 2022 and October 2023, the U.S. government issued interim final rules with additional export control restrictions. Other countries and jurisdictions with important roles in our industry are updating some of their export control regulations to further align with those of the U.S. government and, in some cases, to counter U.S. regulations. For example, the P.R.C. has imposed restrictions on imports of certain memory ICs offered by U.S. companies and has been developing its legal authorities to counter foreign sanctions. The U.S. government is renewing and amplifying its caution that visitors to the P.R.C. are subject to arbitrary enforcement of local laws and wrongful detention, a risk that could deter or hinder certain business activities. Based on our current assessments, we expect the near-term impact of these expanded trade restrictions on our business to be limited, but clarifications and proposals that are still in government development and open questions of interpretation leave much unknown. We will continue to monitor for any further trade restrictions, other regulatory or policy changes by the U.S. or foreign governments and any actions in response. The uncertainty caused by these recent regulations and the potential for additional future restrictions could negatively affect our future sales in the P.R.C. market.
●	Investments in semiconductor manufacturing. In 2022, the U.S. Congress passed into law funding programs from the bipartisan Creating Helpful Incentives to Produce Semiconductors Act (the “CHIPS Act of 2022”), authorizing the Department of Commerce, Department of Defense, and Department of State to develop onshore domestic manufacturing of semiconductors considered critical to U.S. competitiveness and national security. It is expected that U.S. semiconductor companies, especially manufacturers, will increase spending as a result of receiving funds under these programs. Recipients of funding under such programs may be required to agree to separate restrictions on certain commercial activity in the P.R.C., where we have current business. If our customers engage us for projects funded by these programs, we will evaluate all restrictions, and their impact on our existing business, before entering into any contracts associated with these programs.
●	Geopolitical tensions/conflicts. Geopolitical tensions and conflicts in various locations around the world continue to increase, including on the issue of Taiwan in Asia, Ukraine and Russia, and most recently between Israel and Hamas. These current situations have created volatility in the global financial markets and may have further global economic consequences, including potential disruptions of the global supply chain and heightened volatility of commodity and raw material prices. This has increased fears of a general recession. We have contractors located in the West Bank and in Israel, who are providing software development and customer technical support services, and have developed contingency plans to use alternative resources to continue serving customers, if needed. Any escalations could lead to disruptions or reductions in international trade, deter or prevent purchasing activity of customers, and negatively impact our development timelines and customer support (with respect to the Israel-Hamas conflict) or China sales (with respect to U.S.-P.R.C. tensions) and financial results in general (with respect to global tensions).

Financial Highlights

Financial highlights for the three months ended September 30, 2023, are as follows:

●	Total revenues were $42.4 million, an increase of $2.5 million, or 6%, compared to the three months ended September 30, 2022. Analytics revenue was $39.5 million, an increase of $6.6 million, or 20%, compared to the three months ended September 30, 2022. The increase in Analytics revenue was driven by increases in revenue from DFI and CV systems, including a sales-type lease of a DFI asset, and an increase in revenue from Exensio software licenses, partially offset by a decrease in revenues from Cimetrix software licenses due to a decrease in orders for runtime licenses. Integrated Yield Ramp revenue decreased $4.1 million, or 59%, compared to the three months ended September 30, 2022, primarily due to a decrease in Gainshare from decreased customer wafer shipments at non-leading-edge nodes and a decrease in hours worked on fixed fees engagements.
●	Costs of revenues increased $1.7 million, compared to the three months ended September 30, 2022, primarily due to an increase in hardware costs, software licenses and maintenance costs. These increases were partially offset by decreases in personnel-related costs and third-party cloud-delivery costs.
●	Net loss was $5.0 million, compared to a net income of $1.4 million for the three months ended September 30, 2022. The decrease in net income was primarily attributable to increases in (i) income tax expense, (ii) costs of revenues, (iii) sales and marketing activities, and general and administrative expenses, which were primarily related to increases in personnel-related costs, travel expenses, partially offset by a decrease in legal fees related to the arbitration proceeding over a disputed customer contract, and (iv) foreign currency transaction exchange losses, partially offset by (a) an increase in total revenues, (b) an increase in interest income and (c) a decrease in research and development expenses.

Financial highlights for the nine months ended September 30, 2023, are as follows:

●	Total revenues were $124.7 million, an increase of $16.7 million, or 15%, compared to the nine months ended September 30, 2022. Analytics revenue was $113.0 million, an increase of $18.5 million, or 20%, compared to the nine months ended September 30, 2022. The increase in Analytics revenue was driven by increases in revenue from DFI and CV systems, including a sales-type lease of a DFI asset, and an increase in revenue from Exensio software licenses, partially offset by a decrease in revenues from Cimetrix software licenses due to a decrease in orders for runtime licenses. Integrated Yield Ramp revenue decreased $1.9 million, or 14%, compared to the nine months ended September 30, 2022, primarily due to a decrease in Gainshare from decreased customer wafer shipments at non-leading-edge nodes and a decrease in hours worked on fixed fees engagements.
●	Costs of revenues increased $2.4 million, compared to the nine months ended September 30, 2022, primarily due to an increase in hardware costs, increases in travel expenses, third-party cloud-delivery costs, software licenses and maintenance costs and subcontractor fees. These increases were partially offset by decreases in personnel-related costs and facilities and IT-related costs.
●	Net income was $2.2 million, compared to a net loss of $3.9 million for the nine months ended September 30, 2022. The increase in net income was primarily attributable to (i) an increase in total revenues, (ii) an increase in interest income, (iii) a decrease in research and development expenses and (iv) a decrease in income tax expenses, partially offset by increases in (a) costs of revenues, (b) sales and marketing activities, and general and administrative expenses, which were primarily related to increases in personnel-related costs, legal fees related to the arbitration proceeding over a disputed customer contract, travel expenses, third-party cloud-services related costs, business acquisition costs, software licenses and maintenance costs, facilities and IT-related costs, and (c) foreign currency transaction exchange losses.
●	Cash, cash equivalents, and short-term investments at September 30, 2023, were $135.4 million, compared to $139.2 million as of December 31, 2022, a decrease of $3.8 million, primarily due to payments of accrued bonuses, payments to vendors and for income taxes, purchases of and prepayments for property and equipment, payments for business acquisition, repurchases of common stock, and payments of taxes related to net share settlement of equity awards, partially offset by cash collection from customers, proceeds from purchases under our employee stock purchase plan and exercise of stock options, and interest income from cash, cash equivalents and short-term investments.

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

There were no material changes during the three and nine months ended September 30, 2023, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

The following is a brief discussion of the more significant accounting policies and methods that we use.

General

Our discussion and analysis of our financial conditions, results of operations and cash flows are based on our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The most significant estimates and assumptions relate to revenue recognition, valuation of long-lived assets including goodwill and intangible assets, stock-based compensation and the realization of deferred tax assets (“DTAs”). Actual amounts may differ from such estimates under different assumptions or conditions.

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

Income Taxes

We are required to assess whether it is “more-likely-than-not” that we will realize our DTAs. If we believe that they are not likely to be fully realizable before the expiration dates applicable to such assets, then to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on all available evidence, both positive and negative, we determined a full valuation allowance was still appropriate for our U.S. federal and state net DTAs, primarily driven by a cumulative loss incurred over the 12-quarter period ended September 30, 2023, and the likelihood that we may not utilize tax attributes before they expire. The valuation allowance was approximately $59.2 million as of September 30, 2023, and December 31, 2022. We will continue to evaluate the need for a valuation allowance and may change our conclusion in a future period based on changes in facts (e.g., 12-quarter cumulative profit, significant new revenue, etc.). If we conclude that we are more-likely-than-not to utilize some or all of our U.S. DTAs, we will release some or all of our valuation allowance and our tax provision will decrease in the period in which we make such determination.

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

Our income tax calculations are based on the application of applicable U.S. federal, state, and/or foreign tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the condensed consolidated statements of comprehensive income (loss). As of September 30, 2023, no deferred taxes have been provided on undistributed earnings from our international subsidiaries. We intend to reinvest the earnings of our non-U.S. subsidiaries in those operations indefinitely. As such, we have not provided for any foreign withholding taxes on the earnings of foreign subsidiaries as of September 30, 2023. The earnings of our foreign subsidiaries are taxable in the U.S. in the year earned under the Global Intangible Low-Taxed Income rules implemented under 2017 Tax Cuts and Jobs Act.

The CHIPS Act was signed into U.S. law on August 9, 2022. The CHIPS Act is intended to increase domestic competitiveness in semiconductor manufacturing capacity, increase research and development in computing, artificial intelligence, clean energy, and nanotechnology through federal government programs and incentives over the next ten years. The CHIPS Act includes an advanced manufacturing tax credit equal to 25% of qualified investments in property purchased for an advanced manufacturing facility. We are evaluating the potential benefits of CHIPS Act to our business.

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

Valuation of Long-lived Assets including Goodwill and Intangible Assets

We record goodwill when the purchase consideration of an acquisition exceeds the fair value of the net tangible and identified intangible assets as of the date of acquisition. We have one operating segment and one operating unit. We perform an annual impairment assessment of goodwill during the fourth quarter of each calendar year or more frequently, if required to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill. There was no impairment of goodwill for the three and nine months ended September 30, 2023.

Our long-lived assets, excluding goodwill, consist of property, equipment, and intangible assets. We periodically review our long-lived assets for impairment. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. There was no impairment of long-lived assets for the three and nine months ended September 30, 2023.

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

Results of Operations

Discussion of Financial Data for the Three and Nine Months ended September 30, 2023 and 2022

Revenues, Costs of Revenues, and Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Revenues:
Analytics	$39,497	$32,879	$6,618	20%	$112,957	$94,422	$18,535	20%
Integrated Yield Ramp	2,853	6,981	(4,128)	(59)%	11,753	13,604	(1,851)	(14)%
Total revenues	42,350	39,860	2,490	6%	124,710	108,026	16,684	15%
Costs of revenues	14,282	12,545	1,737	14%	38,555	36,116	2,439	7%
Gross profit	$28,068	$27,315	$753	3%	$86,155	$71,910	$14,245	20%
Gross margin	66%	69%			69%	67%

Analytics revenue as a percentage of total revenues	93%	82%			91%	87%
Integrated Yield Ramp revenue as a percentage of total revenues	7%	18%			9%	13%

Analytics Revenue

Analytics revenue increased $6.6 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in Analytics revenue was driven by increases in revenue from DFI and CV systems, including a sales-type lease of a DFI asset, and an increase in revenue from Exensio software licenses, partially offset by a decrease in revenues from Cimetrix software licenses due to a decrease in orders for runtime licenses.

Analytics revenue increased $18.5 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in Analytics revenue was driven by increases in revenue from DFI and CV systems, including a sales-type lease of a DFI asset, and an increase in revenue from Exensio software licenses, partially offset by a decrease in revenues from Cimetrix software licenses due to a decrease in orders for runtime licenses.

Integrated Yield Ramp Revenue

Integrated Yield Ramp revenue decreased $4.1 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to a decrease in Gainshare from decreased customer wafer shipments at non-leading-edge nodes and a decrease in hours worked on fixed fees engagements.

Integrated Yield Ramp revenue decreased $1.9 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to a decrease in Gainshare from decreased customer wafer shipments at non-leading-edge nodes and a decrease in hours worked on fixed fees engagements.

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

Costs of Revenues

Costs of revenues consist primarily of costs incurred to provide and support our services, costs recognized in connection with licensing our software, IT and facilities-related costs and amortization of acquired technology. Service costs include material costs, hardware costs (including cost of leased assets under sales-type lease), personnel-related costs (including compensation), employee benefits, bonus and stock-based compensation expense, subcontractor costs, overhead costs, travel expenses, and allocated facilities-related costs. Software license costs consist of costs associated with third-party cloud-delivery related expenses and licensing third-party software used by us in providing services to our customers in solution engagements or sold in conjunction with our software products.

The increase in costs of revenues of $1.7 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily due to (i) a $2.0 million increase in hardware costs and (ii) a $0.1 million increase in software licenses and maintenance costs. These increases were partially offset by (i) a $0.2 million decrease in personnel-related costs due to lower compensation expense, partially offset by an increase in stock-based compensation expense, and (ii) a $0.1 million decrease in third-party cloud-delivery costs.

The increase in costs of revenues of $2.4 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to (i) a $2.3 million increase in hardware costs, (ii) a $0.3 million increase in travel expenses, (iii) a $0.2 million increase in third-party cloud-delivery costs, (iv) a $0.2 million increase in software licenses and maintenance costs, and (v) a $0.1 million increase in subcontractor fees. These increases were partially offset by (i) a $0.3 million decrease in personnel-related costs due to lower compensation expenses, partially offset by an increase in worldwide salaries and increases in headcount and stock-based compensation expense, and (ii) a $0.2 million decrease in facilities and IT-related costs, including depreciation expense.

Gross Margin

Gross margin decreased three percentage points for the three months ended September 30, 2023, to 66%, compared to 69% for the three months ended September 30, 2022. The lower gross margin during the three months ended September 30, 2023, was primarily due to lower Gainshare revenue for the three months ended September 30, 2023.

Gross margin increased two percentage points for the nine months ended September 30, 2023, to 69%, compared to 67% for the nine months ended September 30, 2022. The higher gross margin during the nine months ended September 30, 2023, was primarily due to higher total revenues when compared to the year-ago period.

Operating Expenses:

Research and Development

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Research and development	$13,113	$14,303	$(1,190)	(8)%	$38,428	$41,766	$(3,338)	(8)%
As a percentage of total revenues	31%	36%			31%	39%

Research and development expenses consist primarily of personnel-related costs including compensation, employee benefits, bonus, and stock-based compensation expense, outside development services, travel expenses, third-party cloud-services related costs, IT and facilities cost allocations to support product development activities.

Research and development expenses decreased $1.2 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due (i) to a $1.1 million decrease in personnel-related costs mostly resulting from lower compensation expenses, partially offset by worldwide salary increases and increases in headcount, and (ii) a $0.2 million decrease in subcontractor fees primarily related to DFI systems. These were partially offset by a $0.1 million increase in travel expenses.

Research and development expenses decreased $3.3 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to (i) a $4.2 million decrease in personnel-related costs mostly resulting from a lower stock-based and other compensation expenses, partially offset by worldwide salary increases and increases in headcount, and (ii) a $0.3 million decrease in facilities and IT-related costs including depreciation expense. These were partially offset by (i) a $0.6 million increase in subcontractor expenses primarily related to Cimetrix and Exensio software, (ii) a $0.3 million increase in third-party cloud-services related costs, and (iii) a $0.3 million increase in travel expenses.

We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the size and the timing of product development projects.

Selling, General, and Administrative

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Selling, general, and administrative	$15,611	$12,005	$3,606	30%	$46,022	$32,614	$13,408	41%
As a percentage of total revenues	37%	30%			37%	30%

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

Selling, general, and administrative expenses increased $3.6 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to (i) a $3.7 million increase in personnel-related costs mainly resulting from increases in stock-based and other compensation expense, including commission, employee benefit costs, headcount and worldwide salary increases and (ii) a $0.2 million increase in travel expenses. These were partially offset by a $0.3 million decrease in legal fees related to the arbitration proceeding over a disputed customer contract.

Selling, general, and administrative expenses increased $13.4 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to (i) a $11.2 million increase in personnel-related costs mainly resulting from increases in stock-based and other compensation expense, including commission, employee benefit costs, headcount and worldwide salary increases, (ii) a $1.5 million increase in legal fees related to the arbitration proceeding over a disputed customer contract, (iii) a $0.6 million increase in travel expenses, (iv) a $0.3 million increase in facilities and IT-related costs including depreciation expense, (v) a $0.2 million increase in business acquisition costs, and (vi) a $0.1 million increase in third-party cloud-services related costs. These were partially offset by a $0.4 million decrease in subcontractor expenses.

We anticipate our selling, general, and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

Amortization of Acquired Intangible Assets

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Amortization of acquired intangible assets	$328	$318	$10	3%	$979	$946	$33	3%

Amortization of acquired intangible assets primarily consists of amortization of intangibles acquired as a result of certain business combinations and was consistent for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022.

Interest and Other Expense (Income), Net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Interest and other expense (income), net	$(2,018)	$(1,511)	$507	34%	$(4,000)	$(2,812)	$1,188	42%

Interest and other expense (income), net, primarily consists of interest income and foreign currency transaction exchange gains and losses.

Interest and other expense (income), net increased $0.5 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to a higher interest income resulting from higher interest rates, partially offset by net unfavorable fluctuations in foreign currency exchange rates which resulted in a lower net foreign currency exchange gain.

Interest and other expense (income), net increased $1.2 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to a higher interest income resulting from higher interest rates, partially offset by net unfavorable fluctuations in foreign currency exchange rates.

Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Income tax expense	$(6,006)	$(815)	$5,191	637%	$(2,508)	$(3,308)	$(800)	(24)%

Income tax expense increased for the three months and decreased for the nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, respectively, primarily due to changes in the foreign and state taxes and year-to-date recognition of worldwide pre-tax income (loss) in relation to their forecasted amounts for full years.

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

Liquidity and Capital Resources

As of September 30, 2023, our working capital, defined as total current assets less total current liabilities, was $144.4 million, compared to $135.2 million as of December 31, 2022. Total cash, cash equivalents, and short-term investments were $135.4 million as of September 30, 2023, compared to cash, cash equivalents, and short-term investments of $139.2 million as of December 31, 2022. As of September 30, 2023, and December 31, 2022, cash and cash equivalents held by our foreign subsidiaries were $9.1 million and $8.8 million, respectively. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures, other obligations for at least the next twelve months.

Cash Flow Data

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2023	2022	$ Change
Net cash flows provided by (used in):
Operating activities	$12,571	$8,023	$4,548
Investing activities	(14,235)	83,354	(97,589)
Financing activities	(5,577)	(24,186)	18,609
Effect of exchange rate changes on cash and cash equivalents	(763)	(1,147)	384
Net change in cash and cash equivalents	$(8,004)	$66,044	$(74,048)

Net Cash Flows Provided by Operating Activities

Cash flows provided by operating activities during the nine months ended September 30, 2023, consisted of net income, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, stock-based compensation expense, amortization of acquired intangible expense, amortization of costs capitalized to obtain revenue contracts and net change in operating assets and liabilities.

Net cash flows provided by operating activities was $12.6 million for the nine months ended September 30, 2023, compared to net cash flows provided by operating activities of $8.0 million for the nine months ended September 30, 2022. The $4.6 million increase in cash flows from operating activities between the periods was driven primarily by (i) collections from customers and (ii) a significant increase in net income compared to the same period in 2022, partially offset by payments made to vendors and under the Company’s bonus plan. Net income was $2.2 million for the nine months ended September 30, 2023, compared to a net loss of $3.9 million for the nine months ended September 30, 2022.

The major contributors to the net change in operating assets and liabilities for the nine months ended September 30, 2023, were as follows:

●	Accounts receivable decreased by $1.2 million, primarily due to collections from customers, partially offset by contractual invoicing activity and an increase in unbilled accounts receivables due to the timing of billing and revenue recognition;
●	Prepaid expense and other current assets increased by $7.0 million, primarily due to increases in contract assets, lease receivables, income tax receivable and deferred commission;
●	Accounts payable decreased by $2.7 million primarily due to the timing of payments of vendor invoices;
●	Accrued compensation and related benefits decreased by $5.3 million primarily due to the payments of accrued bonuses net of new bonus accruals, a decrease in accrued commissions, and exercise of purchase rights under employee stock purchase plans;
●	Deferred revenue increased by $3.7 million primarily due to the timing of billing and revenue recognition; and
●	Billings in excess of recognized revenues decreased by $1.6 million primarily due to the timing of billing and revenue recognition.

Net Cash Flows Provided by (Used in) Investing Activities

Net cash used in investing activities was $14.2 million for the nine months ended September 30, 2023, compared to net cash provided by investing activities of $83.4 million for the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, cash used in investing activities primarily related to purchases of short-term investments of $32.3 million, purchases of and prepayments for property and equipment of $8.9 million primarily related to our DFI and CV systems, payment for business acquisition, net of cash acquired, of $1.8 million, partially offset by proceeds from maturities and sales of short-term investments of $28.8 million.

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

Net Cash Flows Used in Financing Activities

Net cash used in financing activities was $5.6 million for the nine months ended September 30, 2023, compared to $24.2 million for the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, net cash used in financing activities primarily consisted of $9.1 million in cash payments for taxes related to net share settlement of equity awards, repurchases of common stock of $0.8 million, partially offset by $4.3 million of proceeds from our employee stock purchase plans and exercise of stock options.

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

Interest Rate Risk.  As of September 30, 2023, we had cash, cash equivalents and short-term investments of $135.4 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments and short-term investments consisted of U.S. Government securities. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect as of September 30, 2023, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations.

As of September 30, 2023, and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure to any financial institution by evaluating the creditworthiness of the financial institutions with which we invest and investing through more than one financial institution.

Foreign Currency and Exchange Risk. Certain of our receivables and payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our revenues and operating expenditures are subject to foreign currency risks. From time to time, we enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded in earnings as a component of other income (expense), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net. As of September 30, 2023, we had no outstanding forward contracts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2023, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of September 30, 2023, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares of Company Equity Securities

On April 11, 2022, the Board of Directors adopted a stock repurchase program (the “2022 Program”) to repurchase up to $35.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, from time to time, over the next two years.

The table below sets forth the information with respect to purchases made under the 2022 Program by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2023.

				Approximate
			Total Number	Dollar
			of Shares	Value of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of		Publicly	Purchased
	Shares	Average	Announced	Under
	Purchased	Price Paid	Programs	Programs
Period	(in thousands)	Per Share	(in thousands)	(in thousands)
July 1, 2023 through July 31, 2023	—	$—	—	$18,307
August 1, 2023 through August 31, 2023	21	$34.81	—	$17,564
September 1, 2023 through September 30, 2023	—	$—	—	$17,564
Total	21	$—	—

See Note 5, Stock Repurchase Program, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10 Q for more information on the 2022 Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended September 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.†

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).†
*	Furnished, and not filed.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDF SOLUTIONS, INC.

Date: November 8, 2023	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: November 8, 2023	By:	/s/ ADNAN RAZA
Adnan Raza
Executive Vice President, Finance and Chief
Financial Officer
(principal financial and accounting officer)