Form 10-Q
period 2024-03-31
PDF SOLUTIONS INC
filed 2024-05-09
CIK 1120914

g

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2024

or

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

There were 38,403,665 shares of the Registrant’s Common Stock outstanding as of May 3, 2024.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$85,256	$98,978
Short-term investments	37,628	36,544
Accounts receivable, net of allowance for credit losses of $890 as of March 31, 2024 and December 31, 2023	47,267	44,904
Prepaid expenses and other current assets	17,165	17,422
Total current assets	187,316	197,848
Property and equipment, net	36,088	37,338
Operating lease right-of-use assets, net	4,742	4,926
Goodwill	15,003	15,029
Intangible assets, net	14,747	15,620
Deferred tax assets, net	145	157
Other non-current assets	28,782	19,218
Total assets	$286,823	$290,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,729	$2,561
Accrued compensation and related benefits	9,491	14,800
Accrued and other current liabilities	4,963	4,633
Operating lease liabilities – current portion	1,625	1,529
Deferred revenues – current portion	27,643	25,750
Billings in excess of recognized revenues	2,345	1,570
Total current liabilities	51,796	50,843
Long-term income taxes	2,980	2,972
Non-current portion of operating lease liabilities	4,363	4,657
Other non-current liabilities	2,271	2,718
Total liabilities	61,410	61,190
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 50,173 and 49,749, respectively; shares outstanding 38,393 and 38,289, respectively	6	6
Additional paid-in capital	481,390	473,295
Treasury stock at cost, 11,780 and 11,460 shares, respectively	(154,616)	(143,923)
Accumulated deficit	(98,438)	(98,045)
Accumulated other comprehensive loss	(2,929)	(2,387)
Total stockholders’ equity	225,413	228,946
Total liabilities and stockholders’ equity	$286,823	$290,136

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Analytics	$38,463	$36,326
Integrated Yield Ramp	2,847	4,433
Total revenues	41,310	40,759

Costs and Expenses:
Costs of revenues	13,529	11,904
Research and development	12,984	13,051
Selling, general, and administrative	16,498	15,645
Amortization of acquired intangible assets	259	325
Interest and other expense (income), net	(1,692)	(911)
Income (loss) before income tax expense	(268)	745
Income tax expense	(125)	(390)
Net income (loss)	(393)	355

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(522)	260
Change in unrealized gain (loss) related to available-for-sale debt securities, net of tax	(20)	7
Total other comprehensive income (loss)	(542)	267
Comprehensive income (loss)	$(935)	$622

Net income (loss) per share:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

Weighted average common shares used to calculate net income (loss) per share:
Basic	38,500	37,737
Diluted	38,500	38,859

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2024
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2023	38,289	$6	$473,295	11,460	$(143,923)	$(98,045)	$(2,387)	$228,946
Repurchase of common stock	(202)	—	—	202	(6,899)	—	—	(6,899)
Issuance of common stock in connection with employee stock purchase plan	74	—	1,916	—	—	—	—	1,916
Issuance of common stock in connection with exercise of options	1	—	25	—	—	—	—	25
Vesting of restricted stock units	231	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock awards	—	—	—	118	(3,794)	—	—	(3,794)
Stock-based compensation expense	—	—	6,154	—	—	—	—	6,154
Comprehensive loss	—	—	—	—	—	(393)	(542)	(935)
Balances, March 31, 2024	38,393	$6	$481,390	11,780	$(154,616)	$(98,438)	$(2,929)	$225,413

	Three Months Ended March 31, 2023
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2022	37,431	$6	$447,415	11,182	$(133,709)	$(101,150)	$(2,550)	$210,012
Issuance of common stock in connection with employee stock purchase plan	98	—	1,663	—	—	—	—	1,663
Issuance of common stock in connection with exercise of options	21	—	345	—	—	—	—	345
Vesting of restricted stock units	286	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock awards	—	—	—	133	(4,101)	—	—	(4,101)
Stock-based compensation expense	—	—	4,884	—	—	—	—	4,884
Comprehensive income	—	—	—	—	—	355	267	622
Balances, March 31, 2023	37,836	$6	$454,307	11,315	$(137,810)	$(100,795)	$(2,283)	$213,425

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(393)	$355
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,064	1,304
Stock-based compensation expense	6,110	4,884
Amortization of acquired intangible assets	843	878
Amortization of costs capitalized to obtain revenue contracts	634	456
Net accretion of discounts on short-term investments	(485)	(231)
Deferred taxes	9	(23)
Other	(74)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,389)	(4,872)
Prepaid expenses and other current assets	(408)	(973)
Operating lease right-of-use assets	306	302
Other non-current assets	(5,864)	(476)
Accounts payable	1,801	1,261
Accrued compensation and related benefits	(5,214)	(3,132)
Accrued and other liabilities	213	260
Deferred revenues	1,529	723
Billings in excess of recognized revenues	775	(1,510)
Operating lease liabilities	(319)	(188)
Net cash used in operating activities	(1,862)	(982)

Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	19,000	7,000
Purchases of short-term investments	(19,619)	(6,351)
Purchases of property and equipment	(2,023)	(2,902)
Net cash used in investing activities	(2,642)	(2,253)

Cash flows from financing activities:
Proceeds from exercise of stock options	25	345
Proceeds from employee stock purchase plan	1,916	1,663
Payments for taxes related to net share settlement of equity awards	(3,794)	(4,101)
Repurchases of common stock	(6,899)	—
Net cash used in financing activities	(8,752)	(2,093)

Effect of exchange rate changes on cash and cash equivalents	(466)	86
Net change in cash and cash equivalents	(13,722)	(5,242)
Cash and cash equivalents at beginning of period	98,978	119,624
Cash and cash equivalents at end of period	$85,256	$114,382

Continued on next page.

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the year for taxes	$668	$1,985
Cash paid for amounts included in the measurement of operating lease liabilities	$405	$276

Supplemental disclosure of noncash information:
Property and equipment received and accrued in accounts payable and accrued and other liabilities	$745	$1,714
Advances for purchase of fixed assets transferred from prepaid assets to property and equipment	$—	$21
Operating lease liabilities arising from obtaining right-of-use assets	$142	$—
Property and equipment transferred to sales-type leases	$3,652	$—

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by PDF Solutions, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024.

The interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all intercompany balances and transactions.

The accompanying interim unaudited condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these condensed consolidated financial statements include revenue recognition, the estimated useful lives of property and equipment and intangible assets, assumptions made in analysis of allowance for credit losses, impairment of goodwill and long-lived assets, realization of deferred tax assets (“DTAs”), and accounting for lease obligations, stock-based compensation expense, and income tax uncertainties and contingencies. Actual results could differ from those estimates and may result in material effects on the Company’s operating results and financial position.

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard for “annual financial statements that have not yet been issued or made available for issuance.” Adoption is either prospectively or retrospectively, the Company will adopt this ASU on a prospective basis. The Company is currently evaluating the impact of the new standard on the consolidated financial statements and related disclosures.

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

Revenue from SaaS arrangements, which allow for the use of a cloud-based software product or service over a contractually determined period of time without the customer having to take possession of the software, is accounted for as a subscription and is recognized as revenue ratably, on a straight-line basis, over the subscription period beginning on the date the service is first made available to customers. For contracts with any combination of SaaS and related services, distinct performance obligations are accounted for separately. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation on a relative basis using the SSP attributed to each performance obligation.

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

The Company also leases some of its DFI system and CV system assets to some customers. The Company determines the existence of a lease when the customer controls the use of these identified assets for a period of time defined in the lease agreement and classifies such leases as operating leases or sales-type leases. A lease is classified as a sales-type lease if it meets certain criteria under ASC Topic 842, Leases; otherwise, it is classified as an operating lease. Operating lease revenue is recognized on a straight-line basis over the lease term. Sales-type lease revenue and corresponding lease receivables are recognized at lease commencement based on the present value of the future lease payments, and related interest income on lease receivable is recognized over the lease term and are recorded under Analytics revenue in the accompanying condensed consolidated statements of comprehensive income (loss). Payments under sales-type leases are discounted using the interest rate implicit in the lease. When the Company’s leases are embedded in contracts with customers that include non-lease performance obligations, the Company allocates consideration in the contract between lease and non-lease components based on their relative SSPs. Assets subject to operating leases remain in property and equipment and continue to be depreciated. Assets subject to sales-type leases are derecognized from property and equipment, net at lease commencement and a net investment in the lease asset is recognized in prepaid expenses and other current assets and other non-current assets in the accompanying condensed consolidated balance sheets.

Integrated Yield Ramp Revenue

Integrated Yield Ramp revenue is derived from the Company’s fixed-fee engagements that include performance incentives based on customers’ yield achievement (which consists primarily of Gainshare royalties) typically based on customer’s wafer shipments, pertaining to these fixed-price contracts, which royalties are variable.

Revenue under these project-based contracts, which are delivered over a specific period of time, typically for a fixed-fee component paid on a set schedule, is recognized as services are performed using a percentage of completion method based on costs or labor-hours inputs, whichever is the most appropriate measure of the progress towards completion of the contract. Where there are distinct performance obligations, the Company allocates revenue to all deliverables based on their SSPs and allocates the transaction price of the contract to each performance obligation on a relative basis using SSP. Similar to the services provided in connection with DFI systems and CV systems that are contributing to Analytics revenue, due to the nature of the work performed in these arrangements, the estimation of percentage of completion method is complex and subject to many variables that require significant judgment. Please refer to the “Significant Judgments” section of this Note for further discussion.

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

The Company’s performance obligations are satisfied either over time or at a point-in-time. The following table represents a disaggregation of revenue percentage by timing of revenue:

	Three Months Ended March 31,
	2024	2023
Over time	65%	80%
Point-in-time	35%	20%
Total	100%	100%

International revenues accounted for approximately 57% and 43% of the Company’s total revenues during the three months ended March 31, 2024 and 2023, respectively. See Note 9, Customer and Geographic Information.

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

The Company classifies the right to consideration in exchange for software or services transferred to a customer as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional, as compared to a contract asset, which is a right to consideration that is conditional upon factors other than the passage of time. The majority of the Company’s contract assets represent unbilled amounts related to fixed-price service contracts when the revenue recognized exceeds the amount billed to the customer. The contract assets are recorded on a net basis with deferred revenue (i.e., contract liabilities) at the contract level. As of March 31, 2024 and December 31, 2023, the total contract assets included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets were $4.1 million and $6.8 million, respectively. As of March 31, 2024 and December 31, 2023, contract assets of $0.7 million and $0.9 million, respectively, are included in other non-current assets in the accompanying condensed consolidated balance sheets. The Company did not record any asset impairment charges related to contract assets for the periods presented.

Deferred revenues and billings in excess of recognized revenues consist substantially of amounts invoiced in advance of revenue recognition and are recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as current deferred revenues and the remaining portion is recorded in other non-current liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2024, and December 31, 2023, the non-current portion of deferred revenues included in non-current liabilities was $1.4 million and $1.8 million, respectively. Revenue recognized that was included in the deferred revenues and billings in excess of recognized revenues balances at the beginning of each reporting period was $11.4 million and $11.4 million during the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was approximately $262.2 million. Given the applicable contract terms with customers, more than half of this amount is expected to be recognized as revenue over the next two years with the remainder to be recognized thereafter. This amount does not include insignificant contracts to which the customer is not committed, nor significant contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed, or future sales-based or usage-based royalty payments in exchange for a license of intellectual property. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications, or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to the scope, change in timing of delivery of products and services, or contract modifications.

The adjustment to revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was a decrease of $0.6 million and an increase of $2.5 million during the three months ended March 31, 2024 and 2023, respectively. These amounts primarily represent changes in estimated percentage-of-completion based contracts and changes in actual versus estimated Gainshare.

Costs to Obtain or Fulfill a Contract

The Company capitalizes the incremental costs to obtain or fulfill a contract with a customer, including direct sales commissions and related fees, when it expects to recover those costs. Amortization expense related to these capitalized costs is recognized over the period associated with the revenue from which the cost was incurred. Total capitalized direct sales commission costs included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets as of March 31, 2024, and December 31, 2023, were $2.3 million and $2.0 million, respectively. Total capitalized direct sales commission costs included in other non-current assets in the accompanying condensed consolidated balance sheets as of March 31, 2024, and December 31, 2023, were $3.6 million and $2.6 million, respectively. Amortization of these assets was $0.6 million and $0.5 million during the three months ended March 31, 2024 and 2023, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Practical Expedient

The Company does not adjust the transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component during the three months ended March 31, 2024 and 2023.

3. BALANCE SHEET COMPONENTS

Accounts Receivable

Accounts receivable include amounts that are unbilled at the end of the period that are expected to be billed and collected within a 12-month period. Unbilled accounts receivable, included in accounts receivable, totaled $17.4 million and $16.4 million as of March 31, 2024, and December 31, 2023, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12-month period are recorded in other non-current assets and totaled $2.2 million and $1.1 million as of March 31, 2024, and December 31, 2023, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for credit losses is maintained for probable credit losses based upon the Company’s assessment of the expected collectibility of the accounts receivable. The allowance for credit losses is reviewed on a quarterly basis to assess the adequacy of the allowance.

Property and Equipment

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Computer equipment	$12,124	$12,515
Software	5,599	5,596
Furniture, fixtures, and equipment	2,519	2,501
Leasehold improvements	6,463	6,475
Laboratory and other equipment	5,102	4,891
Test equipment	22,324	25,044
Property and equipment in progress:
DFI™ system assets	22,086	22,864
CV® system and other assets	7,192	6,977
	83,409	86,863
Less: Accumulated depreciation and amortization	(47,321)	(49,525)
Total	$36,088	$37,338

Test equipment mainly includes DFI™ system and CV® system assets at customer sites that are contributing to revenue. Property and equipment in progress represent the development or construction of property and equipment that have not yet been placed in service for the Company’s intended use and are not depreciated.

Depreciation and amortization expense was $1.1 million and $1.3 million during the three months ended March 31, 2024 and 2023, respectively.

Goodwill and Intangible Assets, Net

As of March 31, 2024, and December 31, 2023, the carrying amount of goodwill was $15.0 million and $15.0 million, respectively.

Intangible assets, net, consisted of the following (in thousands):

		March 31, 2024			December 31, 2023
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired identifiable intangibles:
Customer relationships	1-10	$9,505	$(7,500)	$2,005	$9,508	$(7,335)	$2,173
Developed technology	4-9	34,623	(22,723)	11,900	34,650	(22,094)	12,556
Tradename and trademarks	2-10	1,598	(1,052)	546	1,598	(1,025)	573
Patent	6-10	2,100	(1,804)	296	2,100	(1,782)	318
Noncompetition agreements	3	848	(848)	—	848	(848)	—
Total		$48,674	$(33,927)	$14,747	$48,704	$(33,084)	$15,620

The weighted average amortization period for acquired identifiable intangible assets was 5.0 years as of March 31, 2024. The following table summarizes intangible assets amortization expense in the accompanying condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2024	2023
Amortization of acquired technology included under costs of revenues	$584	$553
Amortization of acquired intangible assets presented separately under costs and expenses	259	325
Total amortization of acquired intangible assets	$843	$878

The Company expects annual amortization of acquired identifiable intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2024 (remaining nine months)	$2,388
2025	3,068
2026	2,899
2027	2,746
2028	2,441
2029 and thereafter	1,205
Total future amortization expense	$14,747

There were no impairment charges for goodwill and intangible assets during the three months ended March 31, 2024 and 2023.

Other Non-current Assets

Other non-current assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Costs capitalized to obtain revenue contracts – non-current (1)	$3,645	$2,587
Unbilled accounts receivable – non-current (2)	2,248	1,069
Contract assets – non-current (1)	687	933
Net investments in sales-type leases – non-current (3)	20,035	12,196
Deposits and other non-current prepaid expenses	2,167	2,433
Total other non-current assets	$28,782	$19,218
(1)	See Note 2, Revenue from Contracts with Customers.
(2)	See Note 3, Balance Sheet Components – Accounts Receivable.
(3)	The Company had net investments in sales-type leases for its DFI™ system and CV® system assets. The following table summarizes the components of the Company’s net investments in sales-type leases in the condensed consolidated balance sheets (in thousands):

	March 31,	December 31,
	2024	2023
Lease receivables	$16,493	$9,460
Unguaranteed residual assets	6,786	4,717
Net investments in sales-type leases	23,279	14,177
Less: Current portion of lease receivables under prepaid expenses and other current assets	(3,244)	(1,981)
Net investments in sales-type leases – non-current	$20,035	$12,196

Maturities of leases payments under sales-type leases as of March 31, 2024, were as follows (in thousands):

Year Ending December 31,	Amount
2024 (remaining nine months)	$3,211
2025	7,883
2026	7,519
2027	2,674
2028	68
Total future sales-type lease payments	21,355
Less: Present value adjustment (a)	(4,862)
Present value of lease receivables	$16,493
(a)	Calculated using the rate implicit in the lease determined for each lease.

There was no allowance for credit losses on lease receivables as of March 31, 2024, and December 31, 2023. The Company’s ongoing risk management strategy for residual assets includes performing regular reviews of estimated residual values.

4. LEASES

The Company leases administrative and sales offices and certain equipment under non-cancellable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various dates through 2028. The Company had no leases that were classified as a financing lease as of March 31, 2024, and December 31, 2023.

Lease expense was comprised of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$381	$387
Short-term lease and variable lease expense (1)	214	228
Total lease expense	$595	$615
(1)	Leases with an initial term of 12 months or less are not recorded on the accompanying condensed consolidated balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease expense for the periods presented primarily included common area maintenance charges.

Supplemental condensed consolidated balance sheets information related to operating leases was as follows:

	March 31,	December 31,
	2024	2023
Weighted average remaining lease term under operating leases (in years)	4.1	4.4
Weighted average discount rate for operating lease liabilities	5.02%	4.96%

Maturities of operating lease liabilities as of March 31, 2024, were as follows (in thousands):

Year Ending December 31,	Amount (1)
2024 (remaining nine months)	$1,315
2025	1,679
2026	1,373
2027	1,294
2028	929
2029	63
Total future minimum lease payments	6,653
Less: Interest (2)	(665)
Present value of future minimum lease payments under operating lease liabilities (3)	$5,988
(1)	As of March 31, 2024, the total operating lease liability includes approximately $1.0 million related to an option to extend a lease term that is reasonably certain to be exercised.
(2)	Calculated using incremental borrowing interest rate for each lease.
(3)	Includes the current portion of operating lease liabilities of $1.6 million as of March 31, 2024.

5. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On April 11, 2022, the Board of Directors adopted a stock repurchase program (the “2022 Program”) to repurchase up to $35.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years. During the three months ended March 31, 2024, 201,561 shares were repurchased by the Company under the 2022 Program at an average price of $34.23 per share for an aggregate total price of $6.9 million. In total, the Company repurchased 937,501 shares under the 2022 Program at an average price of $25.96 per share for an aggregate total price of $24.3 million.

The 2022 Program expired on April 11, 2024, and on April 15, 2024, the Board of Directors adopted a new program (the “2024 Program”) to repurchase up to $40.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years.

6. EMPLOYEE BENEFIT PLANS

On March 31, 2024, the Company had the following stock-based compensation plans:

Employee Stock Purchase Plan

On June 15, 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan, which has a ten-year term (the “2021 Purchase Plan”). Under the 2021 Purchase Plan, eligible employees can contribute up to 10% of their compensation, as defined in the 2021 Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The 2021 Purchase Plan commenced on August 1, 2021, and provided for twenty-four-month offering periods with four six-month purchase periods in each offering period.

On April 15, 2024, the Company’s Board of Directors approved another amendment and restatement of the 2021 Purchase Plan, which is subject to stockholder approval at the 2024 annual meeting of stockholders, to, among other things, increase the number of shares reserved for issuance under it to a total of 1.2 million shares, which is an increase of an additional 0.2 million shares, and to eliminate the term of the 2021 Purchase Plan.

The Company estimated the fair value of purchase rights granted under the 2021 Purchase Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Three Months Ended March 31,
	2024	2023
Expected life (in years)	1.25	1.25
Volatility	41.40%	46.70%
Risk-free interest rate	4.62%	4.48%
Expected dividend	—	—
Weighted average fair value of purchase rights granted during the period	$10.89	$11.90

During the three months ended March 31, 2024, a total of 73,854 shares were issued under the 2021 Purchase Plan, at a weighted average purchase price of $25.94 per share. During the three months ended March 31, 2023, a total of 98,216 shares were issued under the 2021 Purchase Plan, at a weighted-average purchase price of $16.93 per share. As of March 31, 2024, unrecognized compensation cost related to the 2021 Purchase Plan was $4.0 million. This estimated unrecognized cost is expected to be recognized over a weighted average period of 1.8 years.

As of March 31, 2024, 520,455 shares were available for future issuance under the 2021 Purchase Plan.

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

On April 15, 2024, the Company’s Board of Directors approved another amendment and restatement of the 2011 Plan, which is subject to stockholder approval at the 2024 annual meeting of stockholders, to, among other things, increase the number of shares reserved for awards under it to a total of 14.6 million shares, which is an increase of an additional 0.8 million shares, and to eliminate the term of the 2011 Plan.

As of March 31, 2024, 14.3 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 3.7 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.5 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after the adoption of the 2011 Plan through March 31, 2024. As of March 31, 2024, there were no outstanding awards that had been granted outside of the 2011 or 2001 Plans (collectively, the “Stock Plans”).

The Company estimated the fair value of share-based awards granted under the 2011 Stock Plan during the period using the Black-Scholes-Merton option-pricing model. There were no stock options granted during the three months ended March 31, 2024 and 2023.

Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expense before taxes related to the Company’s stock plan and employee stock purchase plan was allocated as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Costs of revenues	$1,200	$964
Research and development	2,202	1,794
Selling, general, and administrative	2,708	2,126
Stock-based compensation expense	$6,110	$4,884

Stock-based compensation capitalized in the capitalized software development costs included in property and equipment, net, was immaterial for the three months ended March 31, 2024.

Additional information with respect to options under the Stock Plans during the three months ended March 31, 2024, is as follows:

	Outstanding Options
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)	per Share	(Years)	(in thousands)
Outstanding, January 1, 2024	38	$15.92
Granted	—	—
Exercised	(1)	20.06
Canceled	—	—
Expired	—	—
Outstanding, March 31, 2024	37	$15.78	3.94	$628
Vested and expected to vest, March 31, 2024	37	$15.78	3.94	$628
Exercisable, March 31, 2024	36	$15.73	3.90	$621

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $33.67 per share as of March 31, 2024.

The total intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Intrinsic value of options exercised	$16	$439

Total remaining unrecognized compensation cost related to unvested stock options as of March 31, 2024, which is expected to be fully recognized in 2024, and total fair value of shares vested during the three months ended March 31, 2024, were immaterial.

Nonvested restricted stock unit activity during the three months ended March 31, 2024, was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)	Per Share
Nonvested, January 1, 2024	1,995	$30.03
Granted	40	33.17
Vested	(349)	26.27
Forfeited	(21)	27.91
Nonvested, March 31, 2024	1,665	$30.92

The weighted average grant date fair values of restricted stock units granted during the three months ended March 31, 2024 and 2023 were $33.17 and $33.46, respectively.

The total fair value of restricted stock units vested during the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Fair value of restricted stock units vested	$11,225	$12,909

As of March 31, 2024, there was $41.3 million of total unrecognized compensation cost related to restricted stock units. That cost is expected to be recognized over a weighted average period of 2.4 years. Restricted stock units do not have rights to dividends prior to vesting.

7. INCOME TAXES

Income tax expense decreased by $0.3 million for the three months ended March 31, 2024, to a $0.1 million income tax expense as compared to a $0.4 million income tax expense for the three months ended March 31, 2023. The Company’s effective tax rate was (47%) and 52% for the three months ended March 31, 2024 and 2023, respectively. The Company’s effective tax rate decreased in the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to changes in the foreign and state taxes and year-to-date recognition of worldwide pre-tax income (loss) in relation to their forecasted amounts for full years. Our provision for income taxes for the three months ended March 31, 2024, was primarily attributable to foreign and state taxes.

The Company’s total amount of unrecognized tax benefits, excluding interest, as of March 31, 2024, was $16.8 million, of which $2.7 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest, as of December 31, 2023, was $15.9 million, of which $2.0 million, if recognized, would affect the Company’s effective tax rate. As of March 31, 2024, the Company has recorded unrecognized tax benefits of $2.6 million, including interest of $0.7 million, as long-term taxes payable in the accompanying condensed consolidated balance sheet. The remaining $14.2 million has been recorded within the Company’s DTAs, which is subject to a full valuation allowance.

The valuation allowance was approximately $64.2 million as of March 31, 2024, and December 31, 2023, which was related to U.S. net federal and state DTAs. The worldwide net DTAs balance as of March 31, 2024, and December 31, 2023, were not significant.

The Company conducts business globally and, as a result, files numerous consolidated and separate income tax returns in the U.S. federal and various state and foreign jurisdictions. For U.S. federal and California income tax purposes, the statute of limitations currently remains open for the tax years ended 2020 to present and 2019 to present, respectively. In addition, due to net operating loss carryback claims, the tax years 2013 through 2015 may be subject to federal examination and all of the net operating loss and research and development credit carryforwards that may be utilized in future years may be subject to federal and state examination. The Company is not currently under income tax examinations in any other of its major foreign subsidiaries’ jurisdictions.

8. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (excluding outstanding stock options and shares subject to repurchase). Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding for the period plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases in which the effect would be anti-dilutive. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands except per share amount):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss)	$(393)	$355
Denominator:
Basic weighted average shares outstanding	38,500	37,737
Effect of dilutive stock options, unvested restricted stock units, and shares of common stock expected to be issued under employee stock purchase plan	—	1,122
Diluted weighted average shares outstanding	38,500	38,859

Net income (loss) per share:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

For the three months ended March 31, 2024, because the Company was in a loss position, diluted net loss per share is the same as basic net loss per share as the inclusion of the potential common shares would have been anti-dilutive.

The following table sets forth the potential shares of common stock that were not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Outstanding options	37	—
Non-vested restricted stock units	1,665	9
Employee Stock Purchase Plan	24	—
Total	1,726	9

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

Revenues from an individual customer that are approximately 10% or more of the Company’s consolidated total revenues are as follows:

	Three Months Ended March 31,
Customer	2024	2023
A	22%	38%
B	19%	*	%

* represents less than 10%

Gross accounts receivable balances (including amounts that are unbilled) from individual customers that are approximately 10% or more of the Company’s gross accounts receivable balance are as follows:

	March 31,	December 31,
Customer	2024	2023
A	35%	39%
C	13%	* %
D	* %	11%

* represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (amounts in thousands):

	Three Months Ended March 31,
	2024			2023
		Percentage			Percentage
	Revenues	of Revenues	$	Revenues	of Revenues
United States	$17,733	43%		$23,274	57%
Japan	11,288	27		2,277	6
China	4,853	12		6,956	17
Rest of the world	7,436	18		8,252	20
Total revenue	$41,310	100%		$40,759	100%

Long-lived assets, net by geographic area are as follows (in thousands):

	March 31,	December 31,
	2024	2023
United States (1)	$46,113	$45,619
Rest of the world	1,503	1,362
Total long-lived assets, net	$47,616	$46,981

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of March 31, 2024, and December 31, 2023, and the basis for those measurements (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other
		Identical	Observable	Significant
	March 31,	Assets	Inputs	Unobservable
Assets	2024	(Level 1)	(Level 2)	Inputs (Level 3)
Cash equivalents
Money market mutual funds	$71,326	$71,326	$—	$—
Short-term investments (available-for-sale debt securities)
U.S. Government securities (1)	37,628	37,628	—	—
Total	$108,954	$108,954	$—	$—

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Assets	2023	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market mutual funds	$83,810	$83,810	$—	$—
Short-term investments (available-for-sale debt securities)
U.S. Government securities (1)	36,544	36,544	—	—
Total	$120,354	$120,354	$—	$—
(1)	As of March 31, 2024, and December 31, 2023, the amortized cost of the Company’s investments in U.S. Government securities approximated their fair value due to their short-term maturities, and there have been no events or changes in circumstances that would have had a significant effect on the fair value of these securities in the periods presented. For the three months ended March 31, 2024, there were no material realized or unrealized gains or losses, either individually or in the aggregate.

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

Purchase Obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of March 31, 2024, total outstanding purchase obligations were $25.5 million, the majority of which is due within the next 15 months.

Indemnification of Officers and Directors — As permitted by the Delaware general corporation law, the Company has included a provision in its certificate of incorporation to eliminate the personal liability of its directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, other than in cases of fraud or other willful misconduct.

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

Legal Proceedings — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable, and the loss can be reasonably estimated in accordance with FASB requirements. As of March 31, 2024, the Company was not party to any material legal proceedings for which a loss was probable or an amount was accrued. From time to time, the Company may enter into contingent fee arrangements with external legal firms that may represent the Company in legal proceedings related to disputes. Contingent legal fees are accrued by the Company when they are probable and reasonably estimable.

On May 6, 2020, the Company initiated an arbitration proceeding with the Hong Kong International Arbitration Center against SMIC New Technology Research & Development (Shanghai) Corporation (“SMIC”) due to SMIC’s failure to pay fees due to the Company under a series of contracts. The Company seeks to recover the unpaid fees, a declaration requiring SMIC to pay fees under the contracts in the future (or a lump sum payment to end the contract), and costs associated with bringing the arbitration proceeding. SMIC denies liability and an arbitration hearing was held in February 2023. Final written submissions were submitted by the parties at the end of August 2023. A decision is expected this year.

12. STRATEGIC PARTNERSHIP AGREEMENT WITH ADVANTEST AND RELATED PARTY TRANSACTIONS

In July 2020, the Company entered into a long-term strategic partnership with Advantest Corporation through its wholly-owned subsidiary, Advantest America, Inc. (collectively referred to herein as “Advantest”), which includes: (i) a Securities Purchase Agreement wherein the Company issued and sold to Advantest America, Inc., an aggregate of 3,306,924 shares of its common stock, for aggregate gross proceeds of $65.2 million; (ii) a significant agreement for its assistance in development of cloud-based applications for Advantest tools that leverages our Exensio analytics software; (iii) a commercial agreement providing for the license to third parties of solutions that result from the development work that combine Advantest’s testing applications and our Exensio platform; and (iv) a 5-year cloud-based subscription for Exensio analytics software and related services.

Analytics revenue recognized from Advantest was $2.9 million and $1.8 million during the three months ended March 31, 2024 and 2023, respectively. Accounts receivable from Advantest were $0.1 million as of March 31, 2024. Accounts receivable from Advantest were not material as of December 31, 2023. Deferred revenue amounted to $6.6 million and $9.4 million as of March 31, 2024, and December 31, 2023, respectively.

13. SUBSEQUENT EVENTS

Refer to Note 5, Stockholder’s Equity, for the discussion about the adoption of the 2024 Stock Repurchase Program.

Refer to Note 6, Employee Benefit Plans, for the discussion about the amendments to the 2011 Stock Incentive Plan and the 2021 Purchase Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “projected,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target” or “continue,” the negative effect of terms like these or other similar expressions. These statements include, but are not limited to, statements concerning: expectations about the effectiveness of our business and technology strategies; expectations regarding global economic trends; the impact of rising global inflation and increased interest rates, expectations regarding recent and future acquisitions; current semiconductor industry trends; expectations of continued adoption of our solutions by new and existing customers; project milestones or delays and performance criteria achieved; cost and schedule of new product development; the provision of technology and services prior to the execution of a final contract; the continuing impact of macroeconomic conditions and other trends on the semiconductor industry and our operations or supply and demand for our products; supply chain disruptions; the success of the Company’s strategic growth opportunities and partnerships; the Company’s ability to successfully integrate acquired businesses and technologies; whether the Company can successfully convert backlog into revenue; customers’ production volumes under contracts that provide Gainshare; possible impacts from the evolving trade regulatory environment and geopolitical tensions; our assessment of the sufficiency of our cash resources and anticipated funds from operations; and our ability to obtain additional financing if needed. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements and other information included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update publicly any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2024. All references to “we,” “us,” “our,” “PDF,” “PDF Solutions” or “the Company” refer to PDF Solutions, Inc.

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

Industry Trends

Certain trends may affect our Analytics revenue specifically. In particular, the confluence of Industry 4.0 (i.e. the fourth industrial revolution, or the automation and data exchange in manufacturing technologies and processes) and cloud computing (i.e. the on-demand availability of computing resources and data storage without direct active management by the user) is driving increased innovation in semiconductor and electronics manufacturing and analytics, as well as in the organization of information technology (“IT”) networks and computing at semiconductor and electronics companies across the ecosystem. First, the ubiquity of wireless connectivity and sensor technology enables any manufacturing company to augment its factories and visualize its entire production line. In parallel, the cost per terabyte of data storage has generally decreased over time. The combination of these two trends means that more data is collected and stored than ever before. Further, semiconductor companies are striving to analyze these very large data sets in real-time to make rapid decisions that measurably improve manufacturing efficiency and quality. In parallel, the traditional practice of on-site data storage, even for highly sensitive data, is changing. The ability to cost-effectively and securely store, analyze, and retrieve massive quantities of data from the cloud versus on-premise enables data to be utilized across a much broader population of users, frequently resulting in greater demands on analytics programs. The combination of these latter two trends means that cloud-based, analytic programs that effectively manage identity management, physical security, and data protection are increasingly in demand for insights and efficiencies across the organizations of these companies. We believe that all these trends will continue for the next few years, and the challenges involved in adopting Industry 4.0 and secure cloud computing will create opportunities for our combination of advanced analytics capabilities, proven and established supporting infrastructure, and professional services to configure our products to meet customers’ specialized needs.

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

There are other global or business trends that may affect our business opportunities generally as follows:

●	Macroeconomy, inventories, and demand. The worldwide economy performance is uneven, and the possibility of a recession persists. Inventories of semiconductor devices remain elevated in some instances. The strength of demand for semiconductor products has varied by region and product segment. For example, demand for graphical processing unit products is strong, while demand for smart phones remains weak. With high inventories and soft demand, semiconductor fab utilization rates are also low and semiconductor capital equipment orders have been impacted for some vendors and market segments. As a result of these trends, customers are being cautious with their spend and some purchase cycles are lengthening and other purchase decisions are being delayed, particularly with respect to larger deals.

●	Changing export controls and sanctions. The U.S. government continues to expand and intensify export controls and sanctions, with a major focus on the destinations of and/or entities in the People’s Republic of China (“P.R.C.”), Russian Federation, and Belarus. After an internal evaluation, we determined that a large percentage of our software products are not of U.S. origin and, thus, not subject to the U.S. Export Administration Regulations. Our standard operations include development, distribution processes, software download sites, and professional service centers and processes located in various geographies around the world to better serve our customers. Some customers in the P.R.C., in particular, have nonetheless expressed concerns to us that continued action by the U.S. government could potentially interrupt their ability to make use of our products or services, which has in some cases, and could in the future, negatively impact the demand for our products and services by these customers. In October 2022 and October 2023, the U.S. government issued interim final rules adding novel and complex export control restrictions, some exclusions, and requests for public comment. In light of questions about some restrictions and guidance, the U.S. government issued an interim final rule in April 2024 making corrections and clarifications, expanding restrictions, and seeking further public questions and comments. U.S. government policy and regulation remain fluid and uncertain, and could in the future impact segments of our business. Other countries and jurisdictions with important roles in our industry are updating some of their export control regulations to further align with those of the U.S. government and, in some cases, to counter U.S. regulations. For example, the P.R.C. has imposed restrictions on imports of certain memory ICs offered by U.S. companies and has been developing its legal authorities to counter foreign sanctions. On April 12, 2024, the U.S. government renewed its caution that visitors to the P.R.C. are subject to arbitrary enforcement of local laws and wrongful detention, a risk that could deter or hinder certain business activities. Based on our current assessments, we expect the near-term impact of these expanded trade restrictions on our business to be limited, but revisions, clarifications, and proposals that are still in government development and open questions of interpretation leave much unknown. We will continue to monitor for any further trade restrictions, other regulatory or policy changes by the U.S. or foreign governments and any actions in response. The uncertainty caused by these recent regulations and the potential for additional future restrictions could negatively affect our future sales in the P.R.C. market.
●	Investments in semiconductor manufacturing. In 2022, the U.S. Congress passed into law funding programs from the bipartisan CHIPS and Science Act of 2022 (the “CHIPS Act”), authorizing the Department of Commerce, Department of Defense, and Department of State to develop onshore domestic manufacturing of semiconductors considered critical to U.S. competitiveness and national security. It is expected that U.S. semiconductor companies, especially manufacturers, will increase spending as a result of receiving funds under these programs. Recipients of funding under such programs may be required to agree to separate restrictions on certain commercial activity in the P.R.C., where we currently commercially operate. If our customers engage us for projects funded by these programs, we will evaluate all restrictions, and their impact on our existing business, before entering into any contracts associated with these programs.
●	Geopolitical tensions/conflicts. Geopolitical tensions and conflicts in various locations around the world continue to increase, including on the issue of Taiwan in Asia, Ukraine and Russia, and most recently between Israel and Hamas and Iran. These current situations have created volatility in the global financial markets and may have further global economic consequences, including potential disruptions of the global supply chain and heightened volatility of commodity and raw material prices. This has increased fears of a global recession. We have contractors located in the West Bank and in Israel, who are providing software development and customer technical support services, and we have developed contingency plans to use alternative resources to continue serving customers, if needed. Any escalations could lead to disruptions or reductions in international trade, deter or prevent purchasing activity of customers, and negatively impact our development timelines and customer support (with respect to the Israel-Hamas conflict) or China sales (with respect to U.S.-P.R.C. tensions) and financial results in general (with respect to global tensions).

Financial Highlights

Financial highlights for the three months ended March 31, 2024, are as follows:

●	Total revenues were $41.3 million, an increase of $0.6 million, or 1%, compared to the three months ended March 31, 2023. Analytics revenue was $38.5 million, an increase of $2.1 million, or 6%, compared to the three months ended March 31, 2023. The increase in Analytics revenue was driven by increases in revenues from Exensio and Cimetrix software licenses, partially offset by a decrease in revenues from DFI and CV systems. Integrated Yield Ramp revenue was $2.8 million, a decrease of $1.6 million, or 36%, compared to the three months ended March 31, 2023. The decrease in Integrated Yield Ramp revenue was primarily due to a decrease in hours worked on fixed-fees engagements and Gainshare from decreased customer wafer shipments at non-leading-edge nodes.
●	Costs of revenues increased $1.6 million, compared to the three months ended March 31, 2023, primarily due to an increase in hardware costs, third-party cloud-delivery costs and subcontractor costs. These increases were partially offset by a decrease in personnel-related costs.
●	Net loss was $0.4 million, compared to a net income of $0.4 million for the three months ended March 31, 2023. The decrease in net income was primarily attributable to increases in (i) costs of revenues, (ii) sales and marketing activities, and general and administrative expenses, which were primarily related to increases in personnel-related costs, general legal expenses, and third-party cloud-services costs, partially offset by a decrease in legal fees related to the arbitration proceeding over a disputed customer contract, partially offset by (a) an increase in total revenues, (b) an increase in interest income, (c) net favorable fluctuations in foreign currency exchange rates, and (d) a decrease in income tax expense.
●	Cash, cash equivalents, and short-term investments as of March 31, 2024, were $122.9 million, compared to $135.5 million as of December 31, 2023, a decrease of $12.6 million, primarily due to payments of accrued bonuses, payments to vendors and for income taxes, purchases of property and equipment, repurchases of common stock, and payments of taxes related to net share settlement of equity awards, partially offset by cash collection from customers, proceeds from purchases under our employee stock purchase plan and exercise of stock options, and interest income from cash, cash equivalents and short-term investments.

Critical Accounting Estimates

See Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, for a description of recent accounting pronouncements and accounting changes, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024.

There were no material changes during the three months ended March 31, 2024, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Revenue from SaaS arrangements, which allow for the use of a cloud-based software product or service over a contractually determined period of time without the customer having to take possession of the software, is accounted for as subscriptions and is recognized as revenue ratably, on a straight-line basis, over the subscription period beginning on the date the service is first made available to customers. For contracts with any combination of SaaS and related services, distinct performance obligations are accounted for separately. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation on a relative basis using the SSP attributed to each performance obligation.

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

The Company also leases some of its DFI system and CV system assets to some customers. The Company determines the existence of a lease when the customer controls the use of these identified assets for a period of time defined in the lease agreement and classifies such leases as operating leases or sales-type leases. A lease is classified as a sales-type lease if it meets certain criteria under ASC Topic 842, Leases; otherwise it is classified as an operating lease. Operating lease revenue is recognized on a straight-line basis over the lease term. Sales-type lease revenue and corresponding lease receivables are recognized at lease commencement based on the present value of the future lease payments, and related interest income on lease receivable is recognized over the lease term and are recorded under Analytics revenue in the accompanying condensed consolidated statements of comprehensive income (loss). Payments under sales-type leases are discounted using the interest rate implicit in the lease. When the Company’s leases are embedded in contracts with customers that include non-lease performance obligations, the Company allocates consideration in the contract between lease and non-lease components based on their relative SSPs. Assets subject to operating leases remain in property and equipment and continue to be depreciated. Assets subject to sales-type leases are derecognized from property and equipment, net at lease commencement and a net investment in the lease asset is recognized in prepaid expenses and other current assets and other non-current assets in the accompanying condensed consolidated balance sheets.

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

Income Taxes

We are required to assess whether it is “more-likely-than-not” that we will realize our DTAs. If we believe that they are not likely to be fully realizable before the expiration dates applicable to such assets, then to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on all available evidence, both positive and negative, we determined a full valuation allowance was still appropriate for our U.S. federal and state net DTAs, primarily driven by a cumulative loss incurred over the 12-quarter period ended March 31, 2024, and the likelihood that we may not utilize tax attributes before they expire. The valuation allowance was approximately $64.2 million as of March 31, 2024, and December 31, 2023. We will continue to evaluate the need for a valuation allowance and may change our conclusion in a future period based on changes in facts (e.g., 12-quarter cumulative profit, significant new revenue, etc.). If we conclude that we are more-likely-than-not to utilize some or all of our U.S. DTAs, we will release some or all of our valuation allowance and our tax provision will decrease in the period in which we make such determination.

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

Our income tax calculations are based on the application of applicable U.S. federal, state, and/or foreign tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the condensed consolidated statements of comprehensive income (loss). As of March 31, 2024, no deferred taxes have been provided on undistributed earnings from our international subsidiaries. We intend to reinvest the earnings of our non-U.S. subsidiaries in those operations indefinitely. As such, we have not provided for any foreign withholding taxes on the earnings of foreign subsidiaries as of March 31, 2024. The earnings of our foreign subsidiaries are taxable in the U.S. in the year earned under the Global Intangible Low-Taxed Income rules implemented under 2017 Tax Cuts and Jobs Act.

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

The fair value of our stock options and purchase rights granted under employee stock purchase plan is estimated using the Black-Scholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options and purchase rights granted under employee stock purchase plan. The expected life is based on historical experience and on the terms and conditions of the options granted and purchase rights granted under employee stock purchase plan. The interest rate assumption is based upon observed Treasury yield curve rates appropriate for the expected life of our stock options and purchase rights granted under employee stock purchase plan.

Valuation of Long-lived Assets including Goodwill and Intangible Assets

We record goodwill when the purchase consideration of an acquisition exceeds the fair value of the net tangible and identified intangible assets as of the date of acquisition. We have one operating segment and one operating unit. We perform an annual impairment assessment of goodwill during the fourth quarter of each calendar year or more frequently, if required, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill. There was no impairment of goodwill for the three months ended March 31, 2024.

Our long-lived assets, excluding goodwill, consist of property, equipment, and intangible assets. We periodically review our long-lived assets for impairment. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. There was no impairment of long-lived assets for the three months ended March 31, 2024.

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

Results of Operations

Discussion of Financial Data for the Three Months ended March 31, 2024 and 2023

Revenues, Costs of Revenues, and Gross Margin

	Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	$	%
Revenues:
Analytics	$38,463	$36,326	$2,137	6%
Integrated Yield Ramp	2,847	4,433	(1,586)	(36)%
Total revenues	41,310	40,759	551	1%
Costs of revenues	13,529	11,904	1,625	14%
Gross profit	$27,781	$28,855	$(1,074)	(4)%
Gross margin	67%	71%

Analytics revenue as a percentage of total revenues	93%	89%
Integrated Yield Ramp revenue as a percentage of total revenues	7%	11%

Analytics Revenue

Analytics revenue increased $2.1 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in Analytics revenue was driven by increases in revenues from Exensio and Cimetrix software licenses, partially offset by a decrease in revenues from DFI and CV systems.

Integrated Yield Ramp Revenue

Integrated Yield Ramp revenue decreased $1.6 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to decreases in hours worked on fixed-fees engagements and Gainshare from decreased customer wafer shipments at non-leading-edge nodes.

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

The increase in costs of revenues of $1.6 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to (i) a $1.7 million increase in hardware costs, (ii) a $0.1 million increase in third-party cloud-delivery costs and (ii) a $0.1 million increase in subcontractor costs. These increases were partially offset by a $0.2 million decrease in personnel-related costs due to lower compensation expenses, partially offset by an increase in stock-based compensation expense.

Gross Margin

Gross margin decreased four percentage points for the three months ended March 31, 2024, to 67%, compared to 71% for the three months ended March 31, 2023. The lower gross margin during the three months ended March 31, 2024, was primarily due to higher cost of revenues and lower Gainshare revenue for the three months ended March 31, 2024.

Operating Expenses:

Research and Development

	Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	$	%
Research and development	$12,984	$13,051	$(67)	(1)%
As a percentage of total revenues	31%	32%

Research and development expenses consist primarily of personnel-related costs including compensation, employee benefits, bonus, and stock-based compensation expense, outside development services, travel expenses, third-party cloud-services related costs, IT and facilities cost allocations to support product development activities.

Research and development expenses decreased $0.1 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to (i) a $0.3 million decrease in subcontractor fees primarily related to DFI systems and (ii) a $0.1 million decrease in facilities and IT-related costs including depreciation expense, partially offset by (a) a $0.3 million increase in personnel-related costs mostly resulting from higher stock-based compensation and employee benefits expenses, partially offset by lower bonus expenses, and (b) a $0.1 million increase in third-party cloud-services costs.

We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the size and the timing of product development projects.

Selling, General, and Administrative

	Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	$	%
Selling, general, and administrative	$16,498	$15,645	$853	5%
As a percentage of total revenues	40%	38%

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

Selling, general, and administrative expenses increased $0.9 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to (i) a $2.4 million increase in personnel-related costs mainly resulting from increases in stock-based and other compensation expense, including commission, employee benefit costs, headcount and worldwide salary increases, (ii) a $0.6 million increase in general legal expenses and (iii) a $0.2 million increase in third-party cloud-services costs. These were partially offset by a $2.1 million decrease in legal fees related to the arbitration proceeding over a disputed customer contract.

We anticipate our selling, general, and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

Amortization of Acquired Intangible Assets

	Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	$	%
Amortization of acquired intangible assets	$259	$325	$(66)	(20)%

Amortization of acquired intangible assets primarily consists of amortization of intangibles acquired as a result of certain business combinations.

Interest and Other Expense (Income), Net

	Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	$	%
Interest and other expense (income), net	$(1,692)	$(911)	$781	86%

Interest and other expense (income), net, primarily consists of interest income and foreign currency transaction exchange gains and losses.

Interest and other expense (income), net increased $0.8 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to higher interest income resulting from higher interest rates, and net favorable fluctuations in foreign currency exchange rates.

Income Tax Expense

	Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	$	%
Income tax expense	$(125)	$(390)	$(265)	(68)%

Income tax expense decreased for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to changes in the foreign and state taxes and year-to-date recognition of worldwide pre-tax income (loss) in relation to their forecasted amounts for full years.

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

Liquidity and Capital Resources

As of March 31, 2024, our working capital, defined as total current assets less total current liabilities, was $135.5 million, compared to $147.0 million as of December 31, 2023. Total cash, cash equivalents, and short-term investments were $122.9 million as of March 31, 2024, compared to cash, cash equivalents, and short-term investments of $135.5 million as of December 31, 2023. As of March 31, 2024, and December 31, 2023, cash and cash equivalents held by our foreign subsidiaries were $11.1 million and $10.0 million, respectively. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures, other obligations for at least the next twelve months, and thereafter for the foreseeable future, however, we will continue to evaluate if we require additional funding to meet our longer term needs.

Repurchase of Company’s Common Stock

On April 11, 2022, the Board of Directors adopted a stock repurchased program (the “2022 Program”) to repurchase up to $35.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years. During the three months ended March 31, 2024, 201,561 shares were repurchased by the Company under the 2022 Program at an average price of $34.23 per share for an aggregate total price of $6.9 million. In total, the Company has repurchased 937,501 shares under the 2022 Program at an average price of $25.96 per share for an aggregate total price of $24.3 million.

Cash Flow Data

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2024	2023	$ Change
Net cash flows provided by (used in):
Operating activities	$(1,862)	$(982)	$(880)
Investing activities	(2,642)	(2,253)	(389)
Financing activities	(8,752)	(2,093)	(6,659)
Effect of exchange rate changes on cash and cash equivalents	(466)	86	(552)
Net change in cash and cash equivalents	$(13,722)	$(5,242)	$(8,480)

Net Cash Flows Used in Operating Activities

Cash flows used in operating activities during the three months ended March 31, 2024, consisted of net loss, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, stock-based compensation expense, amortization of acquired intangible expense, amortization of costs capitalized to obtain revenue contracts, net accretion of discounts on short-term investments, and net change in operating assets and liabilities.

Net cash flows used in operating activities was $1.9 million for the three months ended March 31, 2024, compared to net cash flows used in operating activities of $1.0 million for the three months ended March 31, 2023. The $0.9 million increase in cash flows used in operating activities between the periods was driven primarily by payments under the Company’s bonus plan, changes in net income (loss) between comparable periods, partially offset by collections from customers. Net loss was $0.4 million for the three months ended March 31, 2024, compared to a net income of $0.4 million for the three months ended March 31, 2023.

The major contributors to the net change in operating assets and liabilities for the three months ended March 31, 2024, were as follows:

●	Accounts receivable increased by $2.4 million, primarily due to contractual invoicing activity and an increase in unbilled accounts receivables due to the timing of billing and revenue recognition, partially offset by collections from customers;
●	Other non-current assets increased by $5.9 million primarily due to an increase non-current assets from sales-type leases, increases in costs capitalized to obtain revenue contracts and non-current unbilled accounts receivables due to the timing of billing and revenue recognition, partially offset by the amortization of non-current prepaid expenses and a decrease in non-current contract assets;
●	Accounts payable increased by $1.8 million primarily due to the timing of payments of vendor invoices;
●	Accrued compensation and related benefits decreased by $5.2 million primarily due to the payments of accrued bonuses net of new bonus accruals, and exercise of purchase rights under employee stock purchase plan, partially offset by an increase in accrued commissions;
●	Deferred revenue increased by $1.5 million primarily due to the timing of billing and revenue recognition; and
●	Billings in excess of recognized revenues increased by $0.8 million primarily due to the timing of billing and revenue recognition.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities was $2.6 million for the three months ended March 31, 2024, compared to $2.3 million for the three months ended March 31, 2023.

For the three months ended March 31, 2024, cash used in investing activities primarily related to purchases of short-term investments of $19.6 million, purchases of property and equipment of $2.0 million primarily related to our DFI systems, partially offset by proceeds from maturities and sales of short-term investments of $19.0 million.

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

Net Cash Flows Used in Financing Activities

Net cash used in financing activities was $8.8 million for the three months ended March 31, 2024, compared to $2.1 million for the three months ended March 31, 2023.

For the three months ended March 31, 2024, net cash used in financing activities primarily consisted of repurchases of common stock of $6.9 million, $3.8 million in cash payments for taxes related to net share settlement of equity awards, partially offset by $1.9 million of proceeds from our employee stock purchase plan and exercise of stock options.

For the three months ended March 31, 2023, net cash used in financing activities primarily consisted of $4.1 million in cash payments for taxes related to net share settlement of equity awards, partially offset by $2.0 million of proceeds from our employee stock purchase plan and exercise of stock options.

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

Interest Rate Risk.  As of March 31, 2024, we had cash, cash equivalents and short-term investments of $122.9 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments and short-term investments consisted of U.S. Government securities. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect as of March 31, 2024, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations.

As of March 31, 2024, and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure to any financial institution by evaluating the creditworthiness of the financial institutions with which we invest and investing through more than one financial institution.

Foreign Currency and Exchange Risk. Certain of our receivables and payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our revenues and operating expenditures are subject to foreign currency risks. From time to time, we enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded in earnings as a component of other income (expense), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net. As of March 31, 2024, we had no outstanding forward contracts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2024, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of March 31, 2024, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 11, Commitments and Contingencies to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, for information regarding our legal proceedings.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024. Any of such factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

The table below sets forth the information with respect to purchases made under the 2022 Program by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2024.

				Approximate
			Total Number	Dollar
			of Shares	Value of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of		Publicly	Purchased
	Shares	Average	Announced	Under the
	Purchased	Price Paid	Programs	Programs
Period	(in thousands)	Per Share	(in thousands)	(in thousands)
January 1, 2024 through January 31, 2024	—	$—	—	$17,564
February 1, 2024 through February 29, 2024	—	$—	—	$17,564
March 1, 2024 through March 31, 2024	202	$34.23	—	$10,665
Total	202	$—	—

See Note 5, Stockholders Equity – Stock Repurchase Program, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more information on the 2022 Program.

The 2022 Program expired on April 11, 2024, and on April 15, 2024, the Board of Directors adopted a new program (the “2024 Program”) to repurchase up to $40.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Provided Herewith
31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Furnished, and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDF SOLUTIONS, INC.

Date: May 9, 2024	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2024	By:	/s/ ADNAN RAZA
Adnan Raza
Executive Vice President, Finance and Chief
Financial Officer
(principal financial and accounting officer)