Form 10-Q
period 2024-06-30
PDF SOLUTIONS INC
filed 2024-08-08
CIK 1120914

g

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2024

or

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

There were 38,745,197 shares of the Registrant’s Common Stock outstanding as of August 2, 2024.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$91,987	$98,978
Short-term investments	25,888	36,544
Accounts receivable, net of allowance for credit losses of $890 as of June 30, 2024 and December 31, 2023	56,410	44,904
Prepaid expenses and other current assets	19,007	17,422
Total current assets	193,292	197,848
Property and equipment, net	40,707	37,338
Operating lease right-of-use assets, net	4,424	4,926
Goodwill	14,996	15,029
Intangible assets, net	13,897	15,620
Deferred tax assets, net	145	157
Other non-current assets	30,538	19,218
Total assets	$297,999	$290,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,219	$2,561
Accrued compensation and related benefits	11,468	14,800
Accrued and other current liabilities	5,994	4,633
Operating lease liabilities – current portion	1,609	1,529
Deferred revenues – current portion	31,662	25,750
Billings in excess of recognized revenues	512	1,570
Total current liabilities	55,464	50,843
Long-term income taxes	2,668	2,972
Non-current portion of operating lease liabilities	4,003	4,657
Other non-current liabilities	3,711	2,718
Total liabilities	65,846	61,190
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 50,224 and 49,749, respectively; shares outstanding 38,431 and 38,289, respectively	6	6
Additional paid-in capital	487,219	473,295
Treasury stock at cost, 11,793 and 11,460 shares, respectively	(155,084)	(143,923)
Accumulated deficit	(96,733)	(98,045)
Accumulated other comprehensive loss	(3,255)	(2,387)
Total stockholders’ equity	232,153	228,946
Total liabilities and stockholders’ equity	$297,999	$290,136

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Analytics	$38,114	$37,134	$76,577	$73,460
Integrated Yield Ramp	3,547	4,467	6,394	8,900
Total revenues	41,661	41,601	82,971	82,360

Costs and Expenses:
Costs of revenues	12,230	12,369	25,759	24,273
Research and development	12,649	12,264	25,633	25,315
Selling, general, and administrative	16,259	14,766	32,757	30,411
Amortization of acquired intangible assets	259	326	518	651
Interest and other expense (income), net	(1,479)	(1,071)	(3,171)	(1,982)
Income before income tax benefit (expense)	1,743	2,947	1,475	3,692
Income tax benefit (expense)	(38)	3,888	(163)	3,498
Net income	1,705	6,835	$1,312	$7,190

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(330)	(387)	(852)	(127)
Change in unrealized gain (loss) related to available-for-sale debt securities, net of tax	4	—	(16)	7
Total other comprehensive loss	(326)	(387)	(868)	(120)
Comprehensive income	$1,379	$6,448	$444	$7,070

Net income per share:
Basic	$0.04	$0.18	$0.03	$0.19
Diluted	$0.04	$0.17	$0.03	$0.18

Weighted average common shares used to calculate net income per share:
Basic	38,619	37,859	38,456	37,799
Diluted	39,132	39,076	38,989	38,968

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Three Months Periods in the Six Months Ended June 30, 2024
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2023	38,289	$6	$473,295	11,460	$(143,923)	$(98,045)	$(2,387)	$228,946
Repurchase of common stock	(202)	—	—	202	(6,899)	—	—	(6,899)
Issuance of common stock in connection with employee stock purchase plan	74	—	1,916	—	—	—	—	1,916
Issuance of common stock in connection with exercise of options	1	—	25	—	—	—	—	25
Vesting of restricted stock units	231	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock awards	—	—	—	118	(3,794)	—	—	(3,794)
Stock-based compensation expense	—	—	6,154	—	—	—	—	6,154
Comprehensive loss	—	—	—	—	—	(393)	(542)	(935)
Balances, March 31, 2024	38,393	6	481,390	11,780	(154,616)	(98,438)	(2,929)	225,413
Issuance of common stock in connection with exercise of options	4	—	67	—	—	—	—	67
Vesting of restricted stock units	34	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock awards	—	—	—	13	(468)	—	—	(468)
Stock-based compensation expense	—	—	5,762	—	—	—	—	5,762
Comprehensive income (loss)	—	—	—	—	—	1,705	(326)	1,379
Balances, June 30, 2024	38,431	$6	$487,219	11,793	$(155,084)	$(96,733)	$(3,255)	$232,153

Continued on next page.

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED

(Unaudited)

(in thousands)

	Three Months Periods in the Six Months Ended June 30, 2023
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

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$1,312	$7,190
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,129	2,544
Stock-based compensation expense	11,810	9,562
Amortization of acquired intangible assets	1,686	1,757
Amortization of costs capitalized to obtain revenue contracts	1,274	962
Net accretion of discounts on short-term investments	(896)	(438)
Deferred taxes	17	(82)
Other	(273)	20
Changes in operating assets and liabilities:
Accounts receivable	(11,552)	(19,320)
Prepaid expenses and other current assets	(2,990)	(7,466)
Operating lease right-of-use assets	612	603
Other non-current assets	(7,066)	22
Accounts payable	482	(2,791)
Accrued compensation and related benefits	(3,188)	(5,954)
Accrued and other liabilities	255	(61)
Deferred revenues	6,953	7,371
Billings in excess of recognized revenues	(1,058)	2
Operating lease liabilities	(685)	(536)
Net cash used in operating activities	(1,178)	(6,615)

Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	37,000	19,800
Purchases of short-term investments	(25,464)	(23,476)
Purchases of property and equipment	(7,343)	(5,694)
Prepayment for the purchase of property and equipment	—	(307)
Net cash provided by (used in) investing activities	4,193	(9,677)

Cash flows from financing activities:
Proceeds from exercise of stock options	92	432
Proceeds from employee stock purchase plan	1,916	1,663
Payments for taxes related to net share settlement of equity awards	(4,262)	(4,569)
Repurchases of common stock	(6,899)	—
Net cash used in financing activities	(9,153)	(2,474)

Effect of exchange rate changes on cash and cash equivalents	(853)	(498)
Net change in cash and cash equivalents	(6,991)	(19,264)
Cash and cash equivalents at beginning of period	98,978	119,624
Cash and cash equivalents at end of period	$91,987	$100,360

Continued on next page.

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the year for taxes	$1,290	$3,134
Cash paid for amounts included in the measurement of operating lease liabilities	$847	$718

Supplemental disclosure of noncash information:
Property and equipment received and accrued in accounts payable and accrued and other current liabilities	$3,025	$1,831
Advances for purchase of property and equipment transferred from prepaid assets to property and equipment	$89	$66
Operating lease liabilities arising from obtaining right-of-use assets	$142	$—
Property and equipment transferred to sales-type leases	$4,021	$—
Stock-based compensation capitalized as part of the cost of property and equipment, net	$106	$—

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

The Company derives revenue from two sources: Analytics and Integrated Yield Ramp.

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

The Company also leases some of its DFI system and CV system assets to some customers. The Company determines the existence of a lease when the customer controls the use of these identified assets for a period of time defined in the lease agreement and classifies such leases as operating leases or sales-type leases. A lease is classified as a sales-type lease if it meets certain criteria under ASC Topic 842, Leases; otherwise, it is classified as an operating lease. Operating lease revenue is recognized on a straight-line basis over the lease term. Sales-type lease revenue and corresponding lease receivables are recognized at lease commencement based on the present value of the future lease payments, and related interest income on lease receivable is recognized over the lease term and are recorded under Analytics revenue in the accompanying condensed consolidated statements of comprehensive income. Payments under sales-type leases are discounted using the interest rate implicit in the lease. When the Company’s leases are embedded in contracts with customers that include non-lease performance obligations, the Company allocates consideration in the contract between lease and non-lease components based on their relative SSPs. Assets subject to operating leases remain in property and equipment and continue to be depreciated. Assets subject to sales-type leases are derecognized from property and equipment, net at lease commencement and a net investment in the lease asset is recognized in prepaid expenses and other current assets and other non-current assets in the accompanying condensed consolidated balance sheets.

Integrated Yield Ramp Revenue

Integrated Yield Ramp revenue is derived from the Company’s fixed-fee engagements that include performance incentives based on customers’ yield achievement (which consists primarily of Gainshare royalties) typically based on customer’s wafer shipments, pertaining to these fixed-price contracts, which royalties are variable.

Revenue under these project-based contracts, which are delivered over a specific period of time, typically for a fixed-fee component paid on a set schedule, is recognized as services are performed using a percentage of completion method based on costs or labor-hours inputs, whichever is the most appropriate measure of the progress towards completion of the contract. Where there are distinct performance obligations, the Company allocates revenue to all deliverables based on their SSPs and allocates the transaction price of the contract to each performance obligation on a relative basis using the SSP. Similar to the services provided in connection with DFI systems and CV systems that are contributing to Analytics revenue, due to the nature of the work performed in these arrangements, the estimation of percentage of completion method is complex and subject to many variables that require significant judgment. Please refer to the “Significant Judgments” section of this Note for further discussion.

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

The Company’s performance obligations are satisfied either over time or at a point-in-time. The following table represents a disaggregation of revenue percentage by timing of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Over time	72%	73%	69%	77%
Point-in-time	28%	27%	31%	23%
Total	100%	100%	100%	100%

International revenues accounted for approximately 54% and 46% of the Company’s total revenues during the three months ended June 30, 2024 and 2023, respectively, and approximately 55% and 45% of the Company’s total revenues during the six months ended June 30, 2024 and 2023, respectively. See Note 9, Customer and Geographic Information.

Significant Judgments

Judgments and estimates are required under ASC 606. Due to the complexity of certain contracts, the actual revenue recognition treatment required under ASC 606 for the Company’s arrangements may be dependent on contract-specific terms and may vary in some instances.

For revenue under project-based contracts for fixed-price services, revenue is recognized as services are performed using a percentage-of-completion method based on costs or labor-hours input method, whichever is the most appropriate measure of the progress towards completion of the contract. Due to the nature of the work performed in these arrangements, the estimation of percentage of completion method is complex, subject to many variables and requires significant judgment. Key factors reviewed by the Company to estimate costs to complete each contract are future labor and product costs and expected productivity efficiencies. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are reflected in revenue on a cumulative catch-up basis in the period in which the circumstances that gave rise to the revision become known.

The Company’s contracts with customers often include promises to transfer products, software licenses and provide services, including professional services, technical support services, and rights to unspecified updates to a customer. Determining whether licenses and services are distinct performance obligations that should be accounted for separately, or not distinct and thus accounted for together, requires significant judgment. The Company rarely licenses software on a standalone basis, so the Company is required to estimate the range of the SSPs for each performance obligation. In instances where the SSP is not directly observable because the Company does not license the software or sell the service separately, the Company determines the SSP using information that may include market conditions and other observable inputs.

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

Contract Balances

The Company performs its obligations under a contract with a customer primarily by licensing software or providing services in exchange for consideration from the customer. The timing of the Company’s performance often differs from the timing of the customer’s payment, which results in the recognition of a receivable, a contract asset or a contract liability.

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

The contract assets are recorded on a net basis with deferred revenue (i.e., contract liabilities) at the contract level. The contract assets consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Current portion included in prepaid expenses and other current assets	$6,098	$6,787
Non-current portion included in other non-current assets	699	933
Total contract assets	$6,797	$7,720

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

Deferred revenues were the following (in thousands):

	June 30,	December 31,
	2024	2023
Current portion	$31,662	$25,750
Non-current portion (1)	2,819	1,802
Total deferred revenues	$34,481	$27,552
(1)	Included in other non-current liabilities.

Revenue recognized that was included in the deferred revenues and billings in excess of recognized revenues balances at the beginning of each reporting period was the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue recognized that was included in the deferred revenues and billings in excess of recognized revenues balances at beginning of period	$14,543	$10,844	$18,929	$16,364

As of June 30, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was approximately $243.2 million. Given the applicable contract terms with customers, more than half of this amount is expected to be recognized as revenue over the next two years with the remainder to be recognized thereafter. This amount does not include insignificant contracts to which the customer is not committed, nor significant contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed, or future sales-based or usage-based royalty payments in exchange for a license of intellectual property. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications, or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to the scope, change in timing of delivery of products and services, or contract modifications.

The adjustment to revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was a decrease of $0.3 million and an increase of $1.3 million during the three months ended June 30, 2024 and 2023, respectively, and a decrease of $1.1 million and an increase of $3.2 million during the six months ended June 30, 2024 and 2023, respectively. These amounts primarily represent changes in estimated percentage-of-completion based contracts and changes in actual versus estimated Gainshare.

Costs to Obtain or Fulfill a Contract

The Company capitalizes the incremental costs to obtain or fulfill a contract with a customer, including direct sales commissions and related fees, when it expects to recover those costs. Amortization expense related to these capitalized costs is recognized over the period associated with the revenue from which the cost was incurred.

Total capitalized direct sales commission costs were the following (in thousands):

	June 30,	December 31,
	2024	2023
Current portion included in prepaid expenses and other current assets	$2,434	$1,954
Non-current portion included in other non-current assets	3,273	2,587
Total capitalized direct sales commission costs	$5,707	$4,541

Amortization of capitalized direct sales commission costs was the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of capitalized direct sales commission costs	$640	$506	$1,274	$962

There was no impairment loss in relation to the costs capitalized for the periods presented.

Practical Expedient

The Company does not adjust the transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component during the three and six months ended June 30, 2024 and 2023.

3. BALANCE SHEET COMPONENTS

Accounts Receivable

Accounts receivable include amounts that are unbilled at the end of the period that are expected to be billed and collected within a 12-month period. Unbilled accounts receivable, included in accounts receivable, totaled $18.5 million and $16.4 million as of June 30, 2024, and December 31, 2023, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12-month period are recorded in other non-current assets and totaled $3.7 million and $1.1 million as of June 30, 2024, and December 31, 2023, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for credit losses is maintained for probable credit losses based upon the Company’s assessment of the expected collectibility of the accounts receivable. The allowance for credit losses is reviewed on a quarterly basis to assess the adequacy of the allowance.

Property and Equipment

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Computer equipment	$12,032	$12,515
Software	5,628	5,596
Furniture, fixtures, and equipment	2,527	2,501
Leasehold improvements	6,606	6,475
Laboratory and other equipment	5,457	4,891
Test equipment	26,286	25,044
Property and equipment in progress:
DFI™ system assets	22,638	22,864
CV® system and other assets	7,023	6,977
	88,197	86,863
Less: Accumulated depreciation and amortization	(47,490)	(49,525)
Total	$40,707	$37,338

Test equipment mainly includes DFI™ system and CV® system assets at customer sites that are contributing to revenue. Property and equipment in progress represent the development or construction of property and equipment that have not yet been placed in service for the Company’s intended use and are not depreciated.

Depreciation and amortization expense was $1.1 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively, and $2.1 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively.

Goodwill and Intangible Assets, Net

As of each of June 30, 2024, and December 31, 2023, the carrying amount of goodwill was $15.0 million.

Intangible assets, net, consisted of the following (in thousands):

		June 30, 2024			December 31, 2023
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired identifiable intangibles:
Customer relationships	1-10	$9,504	$(7,664)	$1,840	$9,508	$(7,335)	$2,173
Developed technology	4-9	34,615	(23,351)	11,264	34,650	(22,094)	12,556
Tradename and trademarks	2-10	1,598	(1,079)	519	1,598	(1,025)	573
Patent	6-10	2,100	(1,826)	274	2,100	(1,782)	318
Noncompetition agreements	3	848	(848)	—	848	(848)	—
Total		$48,665	$(34,768)	$13,897	$48,704	$(33,084)	$15,620

The weighted average amortization period for acquired identifiable intangible assets was 4.8 years as of June 30, 2024. The following table summarizes intangible assets amortization expense in the accompanying condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of acquired technology included under costs of revenues	$584	$553	$1,168	$1,106
Amortization of acquired intangible assets presented separately under costs and expenses	259	326	518	651
Total amortization of acquired intangible assets	$843	$879	$1,686	$1,757

The Company expects annual amortization of acquired identifiable intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2024 (remaining six months)	$1,546
2025	3,067
2026	2,898
2027	2,745
2028	2,439
2029 and thereafter	1,202
Total future amortization expense	$13,897

There were no impairment charges for goodwill and intangible assets during the three and six months ended June 30, 2024 and 2023.

Other Non-current Assets

Other non-current assets consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Costs capitalized to obtain revenue contracts – non-current (1)	$3,273	$2,587
Unbilled accounts receivable – non-current (2)	3,654	1,069
Contract assets – non-current (1)	699	933
Net investments in sales-type leases – non-current (3)	20,005	12,196
Deposits and other non-current prepaid expenses	2,907	2,433
Total other non-current assets	$30,538	$19,218
(1)	See Note 2, Revenue from Contracts with Customers.
(2)	See Note 3, Balance Sheet Components – Accounts Receivable.
(3)	The Company had net investments in sales-type leases for its DFI™ system and CV® system assets. The following table summarizes the components of the Company’s net investments in sales-type leases in the condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
	2024	2023
Lease receivables	$16,734	$9,460
Unguaranteed residual assets	7,312	4,717
Net investments in sales-type leases	24,046	14,177
Less: Current portion of lease receivables under prepaid expenses and other current assets	(4,041)	(1,981)
Net investments in sales-type leases – non-current	$20,005	$12,196

Maturities of leases payments under sales-type leases as of June 30, 2024, were as follows (in thousands):

Year Ending December 31,	Amount
2024 (remaining six months)	$2,478
2025	8,048
2026	7,672
2027	2,718
2028	68
Total future sales-type lease payments	20,984
Less: Present value adjustment (a)	(4,250)
Present value of lease receivables	$16,734
(a)	Calculated using the rate implicit in the lease determined for each lease.

There was no allowance for credit losses on lease receivables as of June 30, 2024, and December 31, 2023. The Company’s ongoing risk management strategy for residual assets includes performing regular reviews of estimated residual values.

4. LEASES

The Company leases administrative and sales offices and certain equipment under non-cancellable operating leases, which contain various renewal options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various dates through 2028. The Company had no leases that were classified as a financing lease as of June 30, 2024, and December 31, 2023.

Lease expense was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$379	$384	$760	$771
Short-term lease and variable lease expense (1)	272	206	486	434
Total lease expense	$651	$590	$1,246	$1,205
(1)	Leases with an initial term of 12 months or less are not recorded on the accompanying condensed consolidated balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease expense for the periods presented primarily included common area maintenance charges.

Supplemental condensed consolidated balance sheets information related to operating leases was as follows:

	June 30,	December 31,
	2024	2023
Weighted average remaining lease term under operating leases (in years)	3.9	4.4
Weighted average discount rate for operating lease liabilities	5.02%	4.96%

Maturities of operating lease liabilities as of June 30, 2024, were as follows (in thousands):

Year Ending December 31,	Amount (1)
2024 (remaining six months)	$875
2025	1,672
2026	1,371
2027	1,294
2028	929
2029	63
Total future minimum lease payments	6,204
Less: Interest (2)	(592)
Present value of future minimum lease payments under operating lease liabilities (3)	$5,612
(1)	As of June 30, 2024, the total operating lease liabilities include approximately $1.0 million related to an option to extend a lease term that is reasonably certain to be exercised.
(2)	Calculated using incremental borrowing interest rate for each lease.
(3)	Includes the current portion of operating lease liabilities of $1.6 million as of June 30, 2024.

5. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On April 11, 2022, the Board of Directors adopted a stock repurchase program (the “2022 Program”) to repurchase up to $35.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years. During the six months ended June 30, 2024, 201,561 shares were repurchased by the Company under the 2022 Program at an average price of $34.23 per share for an aggregate total price of $6.9 million. In total, the Company repurchased 937,501 shares under the 2022 Program at an average price of $25.96 per share for an aggregate total price of $24.3 million.

The 2022 Program expired on April 11, 2024, and on April 15, 2024, the Board of Directors adopted a new program (the “2024 Program”) to repurchase up to $40.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years.

6. EMPLOYEE BENEFIT PLANS

On June 30, 2024, the Company had the following stock-based compensation plans:

Employee Stock Purchase Plan

On June 15, 2021, the Company’s stockholders initially approved the 2021 Employee Stock Purchase Plan, which has been amended and restated by the Board of Directors and approved by the Company’s stockholders since then (as amended through the date of this report, the “2021 Purchase Plan”).

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

During the three months ended June 30, 2024 and 2023, no shares were issued under the 2021 Purchase Plan. During the six months ended June 30, 2024, a total of 73,854 shares were issued under the 2021 Purchase Plan, at a weighted average purchase price of $25.94 per share. During the six months ended June 30, 2023, a total of 98,216 shares were issued under the 2021 Purchase Plan, at a weighted-average purchase price of $16.93 per share.

As of June 30, 2024, unrecognized compensation cost related to the 2021 Purchase Plan was $2.4 million. This estimated unrecognized cost is expected to be recognized over a weighted average period of 1.6 years.

As of June 30, 2024, 720,455 shares were available for future issuance under the 2021 Purchase Plan.

Stock Incentive Plans

On November 16, 2011, the Company’s stockholders initially approved the 2011 Stock Incentive Plan, which has been amended and restated by the Board of Directors and approved by the Company’s stockholders a number of times since then (as amended through the date of this report, the “2011 Plan”). Under the 2011 Plan, the Company may award stock options, stock appreciation rights (“SARs”), stock grants or stock units covering shares of the Company’s common stock to employees, directors, non-employee directors and contractors. The aggregate number of shares reserved for awards under the 2011 Plan is 14.6 million shares, plus up to 3.5 million shares previously issued under the 2001 Stock Plan adopted by the Company in 2001, which expired in 2011 (the “2001 Plan”) that are either (i) forfeited or (ii) repurchased by the Company or are shares subject to awards previously issued under the 2001 Plan that expire or that terminate without having been exercised or settled in full on or after November 16, 2011. In case of awards other than options or SARs, the aggregate number of shares reserved under the 2011 Plan will be decreased at a rate of 1.33 shares issued pursuant to such awards. The exercise price for stock options must generally be at prices no less than the fair market value at the date of grant. Stock options generally expire ten years from the date of grant and become vested and exercisable over a four-year period.

As of June 30, 2024, 15.1 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 4.5 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.5 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired, or repurchased by the Company after the adoption of the 2011 Plan through June 30, 2024. As of June 30, 2024, there were no outstanding awards that had been granted outside of the 2011 Plan.

The Company estimated the fair value of share-based awards granted under the 2011 Stock Plan during the period using the Black-Scholes-Merton option-pricing model. There were no stock options granted during the three and six months ended June 30, 2024 and 2023.

Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expense before taxes related to the Company’s stock plan and employee stock purchase plan was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Costs of revenues	$1,185	$938	$2,385	$1,902
Research and development	2,063	1,619	4,265	3,413
Selling, general, and administrative	2,452	2,121	5,160	4,247
Stock-based compensation expense	$5,700	$4,678	$11,810	$9,562

Additional information with respect to options under the 2011 Plan during the six months ended June 30, 2024, is as follows:

	Outstanding Options
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)	per Share	(Years)	(in thousands)
Outstanding, January 1, 2024	38	$15.92
Granted	—	—
Exercised	(5)	16.57
Canceled	—	—
Expired	—	—
Outstanding, June 30, 2024	33	$15.81	3.63	$671
Vested and expected to vest, June 30, 2024	33	$15.81	3.63	$671
Exercisable, June 30, 2024	33	$15.79	3.62	$669

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $36.38 per share as of June 30, 2024.

The total intrinsic value of options exercised during the six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Intrinsic value of options exercised	$99	$583

Total fair value of shares vested during the six months ended June 30, 2024, was immaterial. As of June 30, 2024, the total remaining unrecognized compensation cost related to unvested stock options was immaterial.

Nonvested restricted stock unit (“RSU”) activities during the six months ended June 30, 2024, were as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)	Per Share
Nonvested, January 1, 2024	1,995	$30.03
Granted	53	33.63
Vested	(396)	26.99
Forfeited	(28)	29.56
Nonvested, June 30, 2024	1,624	$30.90

The weighted average grant date fair values of RSUs granted during the six months ended June 30, 2024 and 2023 were $33.63 and $37.53, respectively.

The total fair value of RSUs vested during the six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Fair value of restricted stock units vested	$12,833	$14,933

As of June 30, 2024, there was $36.8 million of total unrecognized compensation cost related RSUs. That cost is expected to be recognized over a weighted average period of 2.2 years. RSUs do not have rights to dividends prior to vesting.

7. INCOME TAXES

Income tax expense increased by $3.7 million for the six months ended June 30, 2024, to a $0.2 million income tax expense as compared to a $3.5 million income tax benefit for the six months ended June 30, 2023. The Company’s effective tax rate was 11.1% and (94.7%) for the six months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rate increased in the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to changes in the foreign and state taxes and year-to-date recognition of worldwide pre-tax income (loss) in relation to their forecasted amounts for full years. The Company’s provision for income taxes for the six months ended June 30, 2024, was primarily attributable to foreign and state taxes.

The Company’s total amount of unrecognized tax benefits, excluding interest, as of June 30, 2024, was $15.9 million, of which $1.8 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest, as of December 31, 2023, was $15.9 million, of which $2.0 million, if recognized, would affect the Company’s effective tax rate. As of June 30, 2024, the Company has recorded unrecognized tax benefits of $2.3 million, including interest of $0.5 million, as long-term taxes payable in the accompanying condensed consolidated balance sheet. The remaining $14.1 million has been recorded within the Company’s DTAs, which is subject to a full valuation allowance.

The valuation allowance was approximately $64.2 million as of June 30, 2024, and December 31, 2023, which was related to U.S. net federal and state DTAs. The worldwide net DTAs balance as of June 30, 2024, and December 31, 2023, were not significant.

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

8. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period (excluding outstanding stock options, nonvested restricted stock units and shares subject to repurchase). Diluted net income per share is computed using the weighted average number of common shares outstanding for the period plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases in which the effect would be anti-dilutive. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands except per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$1,705	$6,835	$1,312	$7,190
Denominator:
Basic weighted average shares outstanding	38,619	37,859	38,456	37,799
Effect of dilutive stock options, unvested restricted stock units, and shares of common stock expected to be issued under employee stock purchase plan	513	1,217	533	1,169
Diluted weighted average shares outstanding	39,132	39,076	38,989	38,968

Net income per share:
Basic	$0.04	$0.18	$0.03	$0.19
Diluted	$0.04	$0.17	$0.03	$0.18

The following table sets forth the potential shares of common stock that were not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Outstanding options	—	—	—	—
Non-vested restricted stock units	556	12	571	10
Employee Stock Purchase Plan	—	—	—	—
Total	556	12	571	10

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

Revenues from an individual customer that are approximately 10% or more of the Company’s consolidated total revenues are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Customer	2024		2023		2024	2023
A	24%		33%		23%	36%
B	*	%	*	%	14%	*	%

* represents less than 10%

Gross accounts receivable balances (including amounts that are unbilled) from individual customers that are approximately 10% or more of the Company’s gross accounts receivable balance are as follows:

	June 30,	December 31,
Customer	2024	2023
A	27%	39%
E	17%	*	%
C	14%	*	%
D	* %	11%

* represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (amounts in thousands):

	Three Months Ended June 30,
	2024		2023
		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues
United States	$19,223	46%	$22,339	54%
Japan	7,932	19%	2,593	6%
China	7,000	17%	7,421	18%
Rest of the world	7,506	18%	9,248	22%
Total revenue	$41,661	100%	$41,601	100%

	Six Months Ended June 30,
	2024		2023
		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues
United States	$36,956	45%	$45,613	55%
Japan	19,220	23%	4,870	6%
China	11,853	14%	14,378	18%
Rest of the world	14,942	18%	17,499	21%
Total revenue	$82,971	100%	$82,360	100%

Long-lived assets, net by geographic area are as follows (in thousands):

	June 30,	December 31,
	2024	2023
United States (1)	$50,828	$45,619
Rest of the world	1,615	1,362
Total long-lived assets, net	$52,443	$46,981

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of June 30, 2024, and December 31, 2023, and the basis for those measurements (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other
		Identical	Observable	Significant
	June 30,	Assets	Inputs	Unobservable
Assets	2024	(Level 1)	(Level 2)	Inputs (Level 3)
Cash equivalents
Money market mutual funds	$75,459	$75,459	$—	$—
Short-term investments (available-for-sale debt securities)
U.S. Government securities (1)	25,888	25,888	—	—
Total	$101,347	$101,347	$—	$—

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Assets	2023	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market mutual funds	$83,810	$83,810	$—	$—
Short-term investments (available-for-sale debt securities)
U.S. Government securities (1)	36,544	36,544	—	—
Total	$120,354	$120,354	$—	$—
(1)	As of June 30, 2024, and December 31, 2023, the amortized cost of the Company’s investments in U.S. Government securities approximated their fair value due to their short-term maturities, and there have been no events or changes in circumstances that would have had a significant effect on the fair value of these securities in the periods presented. For the three and six months ended June 30, 2024, there were no material realized or unrealized gains or losses, either individually or in the aggregate.

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

Purchase Obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of June 30, 2024, total outstanding purchase obligations were $24.5 million, the majority of which is due within the next 12 months.

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

Legal Proceedings — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable, and the loss can be reasonably estimated in accordance with FASB requirements. As of June 30, 2024, the Company was not party to any material legal proceedings for which a loss was probable or an amount was accrued. From time to time, the Company may enter into contingent fee arrangements with external legal firms that may represent the Company in legal proceedings related to disputes. Contingent legal fees are accrued by the Company when they are probable and reasonably estimable.

On May 6, 2020, the Company initiated an arbitration proceeding with the Hong Kong International Arbitration Center against SMIC New Technology Research & Development (Shanghai) Corporation (“SMIC”) due to SMIC’s failure to pay fees due to the Company under a series of contracts. The Company seeks to recover the unpaid fees, a declaration requiring SMIC to pay fees under the contracts in the future (or a lump sum payment to end the contract), and costs associated with bringing the arbitration proceeding. SMIC denies liability and an arbitration hearing was held in February 2023. Final written submissions were submitted by the parties at the end of August 2023 and the parties submitted answers to the Tribunal’s final questions on August 2, 2024. A decision is expected this year.

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

Analytics revenue recognized from Advantest was $3.0 million and $1.8 million during the three months ended June 30, 2024 and 2023, respectively, and $5.9 million and $3.6 million during the six months ended June 30, 2024 and 2023, respectively. Accounts receivable from Advantest were $10.5 million as of June 30, 2024. Accounts receivable from Advantest were not material as of December 31, 2023. Deferred revenue amounted to $14.5 million and $9.4 million as of June 30, 2024, and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “projected,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target” or “continue,” the negative effect of terms like these or other similar expressions. These statements include, but are not limited to, statements concerning: expectations about the effectiveness of our business and technology strategies; expectations regarding global economic trends; the impact of rising global inflation and increased interest rates, expectations regarding recent and future acquisitions; current semiconductor industry trends; expectations of continued adoption of our solutions by new and existing customers; project milestones or delays and performance criteria achieved; cost and schedule of new product development; the provision of technology and services prior to the execution of a final contract; the continuing impact of macroeconomic conditions and other trends on the semiconductor industry and our operations or supply and demand for our products; supply chain disruptions; the success of the Company’s strategic growth opportunities and partnerships; the Company’s ability to successfully integrate acquired businesses and technologies; whether the Company can successfully convert backlog into revenue; customers’ production volumes under contracts that provide Gainshare; possible impacts from the evolving trade regulatory environment and geopolitical tensions; our assessment of the sufficiency of our cash resources and anticipated funds from operations; our ability to obtain additional financing if needed and our ability to use support and updates for certain open-source software. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements and other information included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update publicly any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2024. All references to “we,” “us,” “our,” “PDF,” “PDF Solutions” or “the Company” refer to PDF Solutions, Inc.

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

Other trends may continue to affect our Characterization services business and Integrated Yield Ramp revenue specifically. For example, semiconductor manufacturers may experience lower wafer shipments due to weakness in the global economy, which would negatively impact the gainshare component of our Integrated Yield Ramp revenue. The logic foundry market at the leading-edge nodes, such as 7nm, 5nm, and smaller, underwent significant change over the past few years. The leading foundry continues to dominate market share. This trend will likely continue to impact our Characterization services business on these nodes. We expect most logic foundries to invest in derivatives of older process nodes, such as 28nm and 14nm, to extract additional value as many of their customers will not move to advanced nodes due to either technological barriers or restrictive economics. Foundries that participate at leading edge nodes are expected to continue to invest in new technologies such as memory, packaging, and multi-patterned and extreme ultraviolet lithography, as well as new innovations in process control and variability management. We expect China’s investment in semiconductors to continue. Compliance with changing U.S. export restrictions limit our possible business with Chinese semiconductor manufacturers on advanced nodes. As a result of these market developments, we have chosen to focus our resources and investments in products, services, and solutions for analytics.

There are other global or business trends that may affect our business opportunities generally as follows:

●	Macroeconomy, inventories, and demand. The worldwide economic performance is uneven, and the possibility of a recession persists. Inventories of semiconductor devices remain elevated in some instances. The strength of demand for semiconductor products has varied by region and product segment. For example, demand for graphical processing unit products is strong, while demand for smart phones remains weak. With high inventories and soft demand, semiconductor fab utilization rates are also low and semiconductor capital equipment orders have been impacted for some vendors and market segments. As a result of these trends, customers are being cautious with their spend and some purchase cycles are lengthening and other purchase decisions are being delayed, particularly with respect to larger deals.

●	Changing export controls and sanctions. The U.S. government continues to expand and intensify export controls and sanctions, with a major focus on the destinations of and/or entities in the People’s Republic of China (“P.R.C.”), Russian Federation, and Belarus. After an internal evaluation, we determined that a large percentage of our software products are not of U.S. origin and not subject to the U.S. Export Administration Regulations. Our standard operations include development, distribution processes, software download sites, and professional service centers and processes located in various geographies around the world to better serve our customers. Some customers in the P.R.C., in particular, have nonetheless expressed concerns to us that continued action by the U.S. government could potentially interrupt their ability to make use of our products or services, which has in some cases, and could in the future, negatively impact the demand for our products and services by these customers. Over the last two years, the U.S. government has issued a series of rules and guidance, with significant relevance to the P.R.C. market, adding novel and complex export control restrictions, clarifications and corrections, and requests for further public comment. Current U.S. government regulatory agendas indicate that several additional rules are now in development to further control certain items, restrict U.S. person activity, and revise previously issued regulations. For example, on July 29, 2024, the U.S. government officially published three sets of proposed regulations that would add restrictions on U.S. items for certain end-uses and end-users. The proposals would also separately add restrictions on U.S. person activity, such as help for or transactional activity with such end-uses or end-users. This would relate to development, production, or service of military items, law enforcement and internal security, or intelligence services of certain countries. The proposal gives the example of U.S. person assistance to develop a high-end integrated circuit sought by the military. The proposed regulations are complicated, would reach into commercial supply chains, and would be challenging to interpret. U.S. government policy and regulation remain fluid and uncertain, and could in the future impact segments of our business. Other countries and jurisdictions with important roles in our industry are updating some of their export control regulations to further align with those of the U.S. government and, in some cases, to counter U.S. regulations. For example, the P.R.C. has imposed restrictions on imports of certain memory ICs offered by U.S. companies and has been developing its legal authorities to counter foreign sanctions. On April 12, 2024, the U.S. government renewed its caution that visitors to the P.R.C. are subject to arbitrary enforcement of local laws and wrongful detention, a risk that could deter or hinder certain business activities. Based on our current assessments, we expect the near-term impact of these expanded trade restrictions on our business to be limited, but revisions, clarifications, and proposals that are still in government development and open questions of interpretation leave much unknown. A change of political parties in the U.S. Presidential Administration in January 2025, could accelerate international trade restrictions, increase tariffs, and expand trade tensions, which could negatively impact our future sales. We will continue to monitor for any further trade restrictions, other regulatory or policy changes by the U.S. or foreign governments and any actions in response. The uncertainty caused by these recent regulations and the potential for additional future restrictions could negatively affect our future sales in the P.R.C. market.
●	Investments in semiconductor manufacturing. In 2022, the U.S. Congress passed into law funding programs from the bipartisan CHIPS and Science Act of 2022 (the “CHIPS Act”), authorizing the Department of Commerce, Department of Defense, and Department of State to develop onshore domestic manufacturing of semiconductors considered critical to U.S. competitiveness and national security. It is expected that U.S. semiconductor companies, especially manufacturers, will increase spending as a result of receiving funds under these programs. Recipients of funding under such programs may be required to agree to separate restrictions on certain commercial activity in the P.R.C., where we currently commercially operate. If our customers engage us for projects funded by these programs, we will evaluate all restrictions, and their impact on our existing business, before entering into any contracts associated with these programs. Similarly, the National Defense Authorization Act for Fiscal Year 2024 requires the U.S. Department of Defense to develop acquisition regulations controlling contracting with certain types of companies that perform consulting services for certain types of P.R.C. entities. We will monitor the topic to assess whether the future regulations have any relevance to our business.

●	Geopolitical tensions/conflicts. Geopolitical tensions and conflicts in various locations around the world continue to increase, including on the issue of Taiwan in Asia, Ukraine and Russia, and between Israel and Hamas and Iran. These current situations have created volatility in the global financial markets and may have further global economic consequences, including potential disruptions of the global supply chain and heightened volatility of commodity and raw material prices. This has increased fears of a global recession. We have contractors located in the West Bank and in Israel, who are providing software development and customer technical support services, and we have developed contingency plans to use alternative resources to continue serving customers, if needed. Any escalations could lead to disruptions or reductions in international trade, deter or prevent purchasing activity of customers, and negatively impact our development timelines and customer support (with respect to the Israel-Hamas conflict) or China sales (with respect to U.S.-P.R.C. tensions) and financial results in general (with respect to global tensions).

Financial Highlights

Financial highlights for the three months ended June 30, 2024, are as follows:

●	Total revenues were $41.7 million, an increase of $0.1 million, which was relatively flat compared to the three months ended June 30, 2023. Analytics revenue was $38.1 million, an increase of $1.0 million, or 3%, compared to the three months ended June 30, 2023. The increase in Analytics revenue was driven by increases in revenues from Exensio and Cimetrix software licenses, partially offset by a decrease in revenues from DFI and CV systems. Integrated Yield Ramp revenue was $3.5 million, a decrease of $0.9 million, or 21%, compared to the three months ended June 30, 2023. The decrease in Integrated Yield Ramp revenue was primarily due to lower Gainshare from decreased customer wafer shipments at non-leading-edge nodes, partially offset by an increase in hours worked on fixed-fees engagements.
●	Costs of revenues decreased $0.1 million, compared to the three months ended June 30, 2023, primarily due to decreases in hardware costs and facilities and IT-related costs including depreciation. These decreases were partially offset by increases in personnel-related costs and third-party cloud-delivery costs.
●	Net income was $1.7 million, compared to a net income of $6.8 million for the three months ended June 30, 2023. The decrease in net income was primarily attributable to increases in (i) income tax expense, (ii) sales and marketing activities, and general and administrative expenses, which were primarily related to increases in general legal expenses, and personnel-related costs, partially offset by decreases in third-party cloud-services costs, business acquisition costs and fees related to the arbitration proceeding over a disputed customer contract, and (iii) research and development expenses, partially offset by an increase in interest income.

Financial highlights for the six months ended June 30, 2024, are as follows:

●	Total revenues were $83.0 million, an increase of $0.6 million, or 1%, compared to the six months ended June 30, 2023. Analytics revenue was $76.6 million, an increase of $3.1 million, or 4%, compared to the six months ended June 30, 2023. The increase in Analytics revenue was driven by increases in revenues from Exensio and Cimetrix software licenses, partially offset by a decrease in revenues from DFI and CV systems. Integrated Yield Ramp revenue was $6.4 million, a decrease of $2.5 million, or 28%, compared to the six months ended June 30, 2023. The decrease in Integrated Yield Ramp revenue was primarily due to lower Gainshare from decreased customer wafer shipments at non-leading-edge nodes and hours worked on fixed-fees engagements.

●	Costs of revenues increased $1.5 million, compared to the six months ended June 30, 2023, primarily due to increases in hardware costs, third-party cloud-delivery costs, and subcontractor costs. These increases were partially offset by a decrease in facilities and IT-related costs, including depreciation expense.
●	Net income was $1.3 million, compared to net income of $7.2 million for the six months ended June 30, 2023. The decrease in net income was primarily attributable to increases in (i) income tax expense, (ii) sales and marketing activities and general and administrative expenses, which were primarily related to increases in personnel-related costs and general legal expenses, partially offset by decreases in legal fees related to the arbitration proceeding over a disputed customer contract and business acquisition costs, (iii) costs of revenues, and (iv) research and development expenses, partially offset by increases in (a) total revenues, (b) interest income, and (c) net favorable fluctuations in foreign currency exchange rates.
●	Cash, cash equivalents, and short-term investments as of June 30, 2024, were $117.9 million, compared to $135.5 million as of December 31, 2023, a decrease of $17.6 million, primarily due to payments of accrued bonuses, payments to vendors and for income taxes, purchases of property and equipment, repurchases of common stock, and payments of taxes related to net share settlement of equity awards, partially offset by cash collection from customers, proceeds from purchases under our employee stock purchase plan and exercise of stock options, and interest income from cash, cash equivalents and short-term investments.

Critical Accounting Estimates

See Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023, for the description of our significant accounting policies, estimates and methods used in the preparation of our condensed consolidated financial statements.

There were no material changes during the three and six months ended June 30, 2024, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024.

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

The Company also leases some of its DFI system and CV system assets to some customers. The Company determines the existence of a lease when the customer controls the use of these identified assets for a period of time defined in the lease agreement and classifies such leases as operating leases or sales-type leases. A lease is classified as a sales-type lease if it meets certain criteria under ASC Topic 842, Leases; otherwise it is classified as an operating lease. Operating lease revenue is recognized on a straight-line basis over the lease term. Sales-type lease revenue and corresponding lease receivables are recognized at lease commencement based on the present value of the future lease payments, and related interest income on lease receivable is recognized over the lease term and are recorded under Analytics revenue in the accompanying condensed consolidated statements of comprehensive income. Payments under sales-type leases are discounted using the interest rate implicit in the lease. When the Company’s leases are embedded in contracts with customers that include non-lease performance obligations, the Company allocates consideration in the contract between lease and non-lease components based on their relative SSPs. Assets subject to operating leases remain in property and equipment and continue to be depreciated. Assets subject to sales-type leases are derecognized from property and equipment, net at lease commencement and a net investment in the lease asset is recognized in prepaid expenses and other current assets and other non-current assets in the accompanying condensed consolidated balance sheets.

Integrated Yield Ramp Revenue

Integrated Yield Ramp revenue is derived from our fixed-fee engagements that include performance incentives based on customers’ yield achievement (which consists primarily of Gainshare royalties) typically based on customers’ wafer shipments, pertaining to these fixed-fee contracts, which royalties are variable.

Revenue under these project-based contracts, which are delivered over a specific period of time typically for a fixed fee component paid on a set schedule, is recognized as services are performed using a percentage of completion method based on costs or labor-hours inputs, whichever is the most appropriate measure of the progress towards completion of the contract. Where there are distinct performance obligations, we allocate revenue to all deliverables based on their SSPs and allocate the transaction price of the contract to each performance obligation on a relative basis using the SSP. Similar to the services provided in connection with DFI systems and CV systems that are contributing to Analytics revenue, due to the nature of the work performed in these arrangements, the estimation of percentage of completion method is complex and subject to many variables that require significant judgment.

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

Significant Judgments

Judgments and estimates are required under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”). Due to the complexity of certain contracts, the actual revenue recognition treatment required under ASC 606 for the Company’s arrangements may be dependent on contract-specific terms and may vary in some instances.

For revenue under project-based contracts for fixed-price services, revenue is recognized as services are performed using a percentage-of-completion method based on costs or labor-hours input method, whichever is the most appropriate measure of the progress towards completion of the contract. Due to the nature of the work performed in these arrangements, the estimation of percentage of completion method is complex, subject to many variables and requires significant judgment. Key factors reviewed by the Company to estimate costs to complete each contract are future labor and product costs and expected productivity efficiencies. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are reflected in revenue on a cumulative catch-up basis in the period in which the circumstances that gave rise to the revision become known.

The Company’s contracts with customers often include promises to transfer products, software licenses and provide services, including professional services, technical support services, and rights to unspecified updates to a customer. Determining whether licenses and services are distinct performance obligations that should be accounted for separately, or not distinct and thus accounted for together, requires significant judgment. The Company rarely licenses software on a standalone basis, so the Company is required to estimate the range of SSPs for each performance obligation. In instances where the SSP is not directly observable because the Company does not license the software or sell the service separately, the Company determines the SSP using information that may include market conditions and other observable inputs.

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

Income Taxes

We are required to assess whether it is “more-likely-than-not” that we will realize our DTAs. If we believe that they are not likely to be fully realizable before the expiration dates applicable to such assets, then to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on all available evidence, both positive and negative, we determined a full valuation allowance was still appropriate for our U.S. federal and state net DTAs, primarily driven by a cumulative loss incurred over the 12-quarter period ended June 30, 2024, and the likelihood that we may not utilize tax attributes before they expire. The valuation allowance was approximately $64.2 million as of June 30, 2024, and December 31, 2023. We will continue to evaluate the need for a valuation allowance and may change our conclusion in a future period based on changes in facts (e.g., 12-quarter cumulative profit, significant new revenue, etc.). If we conclude that we are more-likely-than-not to utilize some or all of our U.S. DTAs, we will release some or all of our valuation allowance and our tax provision will decrease in the period in which we make such determination.

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

Our income tax calculations are based on the application of applicable U.S. federal, state, and/or foreign tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the condensed consolidated statements of comprehensive income (loss). As of June 30, 2024, no deferred taxes have been provided on undistributed earnings from our international subsidiaries. We intend to reinvest the earnings of our non-U.S. subsidiaries in those operations indefinitely. As such, we have not provided for any foreign withholding taxes on the earnings of foreign subsidiaries as of June 30, 2024. The earnings of our foreign subsidiaries are taxable in the U.S. in the year earned under the Global Intangible Low-Taxed Income rules implemented under 2017 Tax Cuts and Jobs Act.

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

Valuation of Long-lived Assets including Goodwill and Intangible Assets

We record goodwill when the purchase consideration of an acquisition exceeds the fair value of the net tangible and identified intangible assets as of the date of acquisition. We have one operating segment and one operating unit. We perform an annual impairment assessment of goodwill during the fourth quarter of each calendar year or more frequently, if required, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill. There was no impairment of goodwill for the three and six months ended June 30, 2024 and 2023.

Our long-lived assets, excluding goodwill, consist of property, equipment, intangible assets and unguaranteed residual assets under net investments in sales-type leases. We periodically review our long-lived assets for impairment. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. There was no impairment of long-lived assets for the three and six months ended June 30, 2024 and 2023.

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

Results of Operations

Discussion of Financial Data for the Three and Six Months ended June 30, 2024 and 2023

Revenues, Costs of Revenues, and Gross Margin

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Revenues:
Analytics	$38,114	$37,134	$980	3%	$76,577	$73,460	$3,117	4%
Integrated Yield Ramp	3,547	4,467	(920)	(21)%	6,394	8,900	(2,506)	(28)%
Total revenues	41,661	41,601	60	<1%	82,971	82,360	611	1%
Costs of revenues	12,230	12,369	(139)	(1)%	25,759	24,273	1,486	6%
Gross profit	$29,431	$29,232	$199	1%	$57,212	$58,087	$(875)	(2)%
Gross margin	71%	70%			69%	71%

Analytics revenue as a percentage of total revenues	91%	89%			92%	89%
Integrated Yield Ramp revenue as a percentage of total revenues	9%	11%			8%	11%

Analytics Revenue

Analytics revenue increased $1.0 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in Analytics revenue was driven by increases in revenues from Exensio and Cimetrix software licenses, partially offset by decreases in revenues from DFI and CV systems.

Analytics revenue increased $3.1 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in Analytics revenue was driven by increases in revenues from Exensio and Cimetrix software licenses, partially offset by decreases in revenues from DFI and CV systems.

Integrated Yield Ramp Revenue

Integrated Yield Ramp revenue decreased $0.9 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to a decrease in Gainshare from decreased customer wafer shipments at non-leading-edge nodes, partially offset by an increase in hours worked on fixed-fees engagements.

Integrated Yield Ramp revenue decreased $2.5 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to decreases in Gainshare from decreased customer wafer shipments at non-leading-edge nodes and hours worked on fixed-fees engagements.

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

Costs of Revenues

Costs of revenues consist primarily of costs incurred to provide and support our services, costs recognized in connection with licensing our software, IT and facilities-related costs and amortization of acquired technology. Service costs include material costs, hardware costs (including cost of leased assets under sales-type lease), personnel-related costs (including compensation, employee benefits, bonus and stock-based compensation expense), subcontractor costs, overhead costs, travel expenses, and allocated facilities-related costs. Software license costs consist of costs associated with third-party cloud-delivery related expenses and licensing third-party software used by us in providing services to our customers in solution engagements or sold in conjunction with our software products.

The decrease in costs of revenues of $0.1 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was primarily due to (i) a $0.3 million decrease in hardware costs and (ii) a $0.2 million decrease in facilities and IT-related costs including depreciation expense. These decreases were partially offset by (a) a $0.2 million increase in personnel-related costs due to higher stock-based compensation expenses, increased headcount, and worldwide salary increases, partially offset by lower bonus expense, and (b) a $0.1 million increase in third-party cloud-delivery costs.

The increase in costs of revenues of $1.5 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to (i) a $1.4 million increase in hardware costs, (ii) a $0.2 million increase in third-party cloud-delivery costs and (iii) a $0.2 million increase in subcontractor costs. These increases were partially offset by a $0.3 million decrease in facilities and IT-related costs including depreciation expense.

Gross Margin

Gross margin increased one percentage point for the three months ended June 30, 2024, to 71%, compared to 70% for the three months ended June 30, 2023. The higher gross margin during the three months ended June 30, 2024, was primarily due to lower cost of revenues.

Gross margin decreased two percentage points for the six months ended June 30, 2024, to 69%, compared to 71% for the six months ended June 30, 2023. The lower gross margin during the six months ended June 30, 2024, was primarily due to lower Integrated Yield Ramp revenue and higher cost of revenues for the six months ended June 30, 2024.

Operating Expenses:

Research and Development

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Research and development	$12,649	$12,264	$385	3%	$25,633	$25,315	$318	1%
As a percentage of total revenues	30%	29%			31%	31%

Research and development expenses consist primarily of personnel-related costs (including compensation, employee benefits, bonus, and stock-based compensation expense), outside development services, travel expenses, third-party cloud-services related costs, IT and facilities cost allocations to support product development activities.

Research and development expenses increased $0.4 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to (i) a $0.3 million increase in personnel-related costs mostly resulting from higher stock-based compensation expenses, higher other compensation expenses (including employee benefit costs), increased headcount, and worldwide salary increases, partially offset by lower bonus expense, and (ii) a $0.1 million increase in travel expenses.

Research and development expenses increased $0.3 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to (i) a $0.6 million increase in personnel-related costs mostly resulting from higher stock-based compensation expenses, higher other compensation expenses (including employee benefit costs), increased headcount, and worldwide salary increases, partially offset by lower bonus expense, and (ii) a $0.2 million increase in third-party cloud-services costs, partially offset by (a) a $0.3 million decrease in subcontractor fees primarily related to DFI systems and (b) a $0.2 million decrease in facilities and IT-related costs including depreciation expense.

We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the size and the timing of product development projects.

Selling, General, and Administrative

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Selling, general, and administrative	$16,259	$14,766	$1,493	10%	$32,757	$30,411	$2,346	8%
As a percentage of total revenues	39%	35%			39%	37%

Selling, general, and administrative expenses consist primarily of personnel-related costs (including compensation, employee benefits, bonus, commission and stock-based compensation expense for sales, marketing, and general and administrative personnel), legal, tax and accounting services, marketing communications and trade conference-related expenses, third-party cloud-services related costs, travel, business acquisition costs, IT, and facilities cost allocations.

Selling, general, and administrative expenses increased $1.5 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to (i) a $0.9 million increase in legal expenses (excluding arbitration-related expenses) and (ii) a $0.9 million increase in personnel-related costs mainly resulting from higher stock-based compensation expenses, higher other compensation expenses (including commissions and employee benefit costs), increased headcount, and worldwide salary increases, partially offset by lower bonus expense. These increases were partially offset by (a) a $0.2 million decrease in third-party cloud-services costs, (b) a $0.2 million decrease in business acquisition costs, and (c) a $0.2 million decrease in legal fees related to the arbitration proceeding over a disputed customer contract.

Selling, general, and administrative expenses increased $2.3 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to (i) a $3.2 million increase in personnel-related costs mainly resulting from higher stock-based compensation expenses, higher other compensation expenses (including commissions and employee benefit costs), increased headcount, and worldwide salary increases, partially offset by lower bonus expense, and (ii) a $1.6 million increase in legal expenses (excluding arbitration-related expenses). These increases were partially offset by (a) a $2.3 million decrease in legal fees related to the arbitration proceeding over a disputed customer contract and (b) a $0.2 million decrease in business acquisition costs.

We anticipate our selling, general, and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

Amortization of Acquired Intangible Assets

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Amortization of acquired intangible assets	$259	$326	$(67)	(21)%	$518	$651	$(133)	(20)%

Amortization of acquired intangible assets primarily consists of amortization of intangibles acquired as a result of certain business combinations.

Interest and Other Expense (Income), Net

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Interest and other expense (income), net	$(1,479)	$(1,071)	$408	38%	$(3,171)	$(1,982)	$1,189	60%

Interest and other expense (income), net, primarily consists of interest income and foreign currency transaction exchange gains and losses.

Interest and other expense (income), net increased $0.4 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to higher interest income resulting from higher interest rates and sales-type leases, and net favorable fluctuations in foreign currency exchange rates.

Interest and other expense (income), net increased $1.2 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to higher interest income resulting from higher interest rates and sales-type leases, and net favorable fluctuations in foreign currency exchange rates.

Income Tax Expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Income tax benefit (expense)	$(38)	$3,888	$(3,926)	(101)%	$(163)	$3,498	$(3,661)	(105)%

Income tax expense increased for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily due to changes in the foreign and state taxes and year-to-date recognition of worldwide pre-tax income (loss) in relation to their forecasted amounts for full years.

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

Liquidity and Capital Resources

As of June 30, 2024, our working capital, defined as total current assets less total current liabilities, was $137.8 million, compared to $147.0 million as of December 31, 2023. Total cash, cash equivalents, and short-term investments were $117.9 million as of June 30, 2024, compared to cash, cash equivalents, and short-term investments of $135.5 million as of December 31, 2023. As of June 30, 2024, and December 31, 2023, cash and cash equivalents held by our foreign subsidiaries were $9.8 million and $10.0 million, respectively. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures, other obligations for at least the next twelve months, and thereafter for the foreseeable future; however, we will continue to evaluate if we require additional funding to meet our longer-term needs.

Repurchase of Company’s Common Stock

On April 11, 2022, the Board of Directors adopted a stock repurchase program (the “2022 Program”) to repurchase up to $35.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years. During the six months ended June 30, 2024, 201,561 shares were repurchased by the Company under the 2022 Program at an average price of $34.23 per share for an aggregate total price of $6.9 million. In total, the Company repurchased 937,501 shares under the 2022 Program at an average price of $25.96 per share for an aggregate total price of $24.3 million.

The 2022 Program expired on April 11, 2024, and on April 15, 2024, the Board of Directors adopted a new program to repurchase up to $40.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years.

Cash Flow Data

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(In thousands)	2024	2023	$ Change
Net cash flows provided by (used in):
Operating activities	$(1,178)	$(6,615)	$5,437
Investing activities	4,193	(9,677)	13,870
Financing activities	(9,153)	(2,474)	(6,679)
Effect of exchange rate changes on cash and cash equivalents	(853)	(498)	(355)
Net change in cash and cash equivalents	$(6,991)	$(19,264)	$12,273

Net Cash Flows Used in Operating Activities

Cash flows used in operating activities during the six months ended June 30, 2024, consisted of net income, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, stock-based compensation expense, amortization of acquired intangible expense, amortization of costs capitalized to obtain revenue contracts, net accretion of discounts on short-term investments, and net change in operating assets and liabilities.

Net cash flows used in operating activities was $1.2 million for the six months ended June 30, 2024, compared to net cash flows used in operating activities of $6.6 million for the six months ended June 30, 2023. The decrease in cash used in operating activities between the periods was driven primarily by (i) a decrease in bonus payments under the Company’s bonus plan, (ii) a decrease in payments of vendor invoices, and (iii) an increase in interest income, partially offset by lower collections from customers and net income between comparable periods. Net income was $1.3 million for the six months ended June 30, 2024, compared to a net income of $7.2 million for the six months ended June 30, 2023.

The major contributors to the net change in operating assets and liabilities for the six months ended June 30, 2024, were as follows:

●	Accounts receivable increased by $11.6 million, primarily due to contractual invoicing activity and an increase in unbilled accounts receivables due to the timing of billing and revenue recognition, partially offset by collections from customers;
●	Prepaid expense and other current assets increased by $3.0 million, primarily due to increases in lease receivables and deferred commission, partially offset by a decrease in contract assets;
●	Other non-current assets increased by $7.1 million primarily due to increases in non-current assets from sales-type leases, costs capitalized to obtain revenue contracts, non-current unbilled accounts receivables due to the timing of billing and revenue recognition, and non-current prepaid expenses, partially offset by a decrease in non-current contract assets;
●	Accounts payable increased by $0.5 million primarily due to the timing of payments of vendor invoices;
●	Accrued compensation and related benefits decreased by $3.2 million primarily due to the payments of accrued bonuses net of new bonus accruals, partially offset by increases in accrued commissions and contributions to the employee stock purchase plan;

●	Deferred revenue increased by $7.0 million primarily due to the timing of billing and revenue recognition; and
●	Billings in excess of recognized revenues decreased by $1.1 million primarily due to the timing of billing and revenue recognition.

Net Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities was $4.2 million for the six months ended June 30, 2024, compared to net cash used in investing activities of $9.7 million for the six months ended June 30, 2023.

For the six months ended June 30, 2024, cash provided by investing activities primarily related to proceeds from maturities and sales of short-term investments of $37.0 million, partially offset by purchases of short-term investments of $25.5 million and purchases of property and equipment of $7.3 million primarily related to our DFI systems.

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

Net Cash Flows Used in Financing Activities

Net cash used in financing activities was $9.2 million for the six months ended June 30, 2024, compared to $2.5 million for the six months ended June 30, 2023.

For the six months ended June 30, 2024, net cash used in financing activities primarily consisted of repurchases of common stock of $6.9 million, and $4.3 million in cash payments for taxes related to net share settlement of equity awards, partially offset by $2.0 million of proceeds from our employee stock purchase plan and exercise of stock options.

For the six months ended June 30, 2023, net cash used in financing activities primarily consisted of $4.6 million in cash payments for taxes related to net share settlement of equity awards, partially offset by $2.1 million of proceeds from our employee stock purchase plan and exercise of stock options.

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

Interest Rate Risk.  As of June 30, 2024, we had cash, cash equivalents and short-term investments of $117.9 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments and short-term investments consisted of U.S. Government securities. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect as of June 30, 2024, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations.

As of June 30, 2024, and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure to any financial institution by evaluating the creditworthiness of the financial institutions with which we invest and investing through more than one financial institution.

Foreign Currency and Exchange Risk. Certain of our receivables and payables for our international offices are denominated in the local currency, including the Euro, Yen and RMB. Therefore, a portion of our revenues and operating expenditures are subject to foreign currency risks. From time to time, we enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts is a financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded in earnings as a component of other income (expense), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other income (expense), net. As of June 30, 2024, we had no outstanding forward contracts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2024, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of June 30, 2024, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 11, Commitments and Contingencies to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, for information regarding our legal proceedings.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024. Any of such factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Risks Related to Our Technology

Support and updates for open-source software that we currently use in providing our products and services may not be available to us in the future, which could negatively impact our financial results.

We use open-source software (“OSS”) in delivering products and services to our customers. Change of terms for support for OSS, or lack of support or updates for such OSS, could significantly increase our costs to deliver our products and services or cause a temporary or long-term disruption in our ability to use such OSS in our products and services or make it harder or impossible to mitigate vulnerabilities or risks associated with such software, which could negatively impact our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no stock repurchases during the second quarter of 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Provided Herewith
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc., and Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.					X
10.1	PDF Solutions, Inc. Ninth Amended and Restated 2011 Stock Incentive Plan	DEF14A	4/29/2024	Appendix C	000-31311
10.2	PDF Solutions, Inc. First Amended and Restated 2021 Employee Stock Purchase Plan	DEF14A	4/29/2024	Appendix B	000-31311
31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Furnished, and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDF SOLUTIONS, INC.

Date: August 8, 2024	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: August 8, 2024	By:	/s/ ADNAN RAZA
Adnan Raza
Executive Vice President, Finance and Chief
Financial Officer
(principal financial and accounting officer)