Form 10-Q
period 2024-09-30
PDF SOLUTIONS INC
filed 2024-11-07
CIK 1120914

g

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2024

or

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

There were 38,772,864 shares of the Registrant’s Common Stock outstanding as of November 1, 2024.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$96,428	$98,978
Short-term investments	23,724	36,544
Accounts receivable, net of allowance for credit losses of $890 as of September 30, 2024, and December 31, 2023	46,668	44,904
Prepaid expenses and other current assets	24,575	17,422
Total current assets	191,395	197,848
Property and equipment, net	46,019	37,338
Operating lease right-of-use assets, net	4,360	4,926
Goodwill	15,011	15,029
Intangible assets, net	13,133	15,620
Deferred tax assets, net	173	157
Other non-current assets	37,260	19,218
Total assets	$307,351	$290,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,504	$2,561
Accrued compensation and related benefits	13,191	14,800
Accrued and other current liabilities	6,510	4,633
Operating lease liabilities – current portion	1,706	1,529
Deferred revenues – current portion	28,728	25,750
Billings in excess of recognized revenues	91	1,570
Total current liabilities	57,730	50,843
Long-term income taxes	2,883	2,972
Non-current portion of operating lease liabilities	3,870	4,657
Other non-current liabilities	2,404	2,718
Total liabilities	66,887	61,190
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 50,668 and 49,749, respectively; shares outstanding 38,763 and 38,289, respectively	6	6
Additional paid-in capital	496,255	473,295
Treasury stock, at cost, 11,905 and 11,460 shares, respectively	(159,018)	(143,923)
Accumulated deficit	(94,527)	(98,045)
Accumulated other comprehensive loss	(2,252)	(2,387)
Total stockholders’ equity	240,464	228,946
Total liabilities and stockholders’ equity	$307,351	$290,136

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Analytics	$44,750	$39,497	$121,327	$112,957
Integrated Yield Ramp	1,659	2,853	8,053	11,753
Total revenues	46,409	42,350	129,380	124,710

Costs and Expenses:
Costs of revenues	12,484	14,282	38,243	38,555
Research and development	13,516	13,113	39,149	38,428
Selling, general, and administrative	18,094	15,611	50,851	46,022
Amortization of acquired intangible assets	196	328	714	979
Interest and other expense (income), net	(1,511)	(2,018)	(4,682)	(4,000)
Income before income tax expense	3,630	1,034	5,105	4,726
Income tax expense	(1,424)	(6,006)	(1,587)	(2,508)
Net income (loss)	2,206	(4,972)	3,518	2,218

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	975	(552)	123	(679)
Change in unrealized gain (loss) related to available-for-sale debt securities, net of tax	28	(5)	12	2
Total other comprehensive (income) loss	1,003	(557)	135	(677)
Comprehensive income (loss)	$3,209	$(5,529)	$3,653	$1,541

Net income (loss) per share:
Basic	$0.06	$(0.13)	$0.09	$0.06
Diluted	$0.06	$(0.13)	$0.09	$0.06

Weighted average common shares used to calculate net income (loss) per share:
Basic	38,710	38,187	38,542	37,930
Diluted	39,105	38,187	39,028	38,977

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Three-Month Periods in the Nine Months Ended September 30, 2024
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2023	38,289	$6	$473,295	11,460	$(143,923)	$(98,045)	$(2,387)	$228,946
Repurchase of common stock	(202)	—	—	202	(6,899)	—	—	(6,899)
Issuance of common stock in connection with employee stock purchase plan	74	—	1,916	—	—	—	—	1,916
Issuance of common stock in connection with exercise of options	1	—	25	—	—	—	—	25
Vesting of restricted stock units	231	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock awards	—	—	—	118	(3,794)	—	—	(3,794)
Stock-based compensation expense	—	—	6,154	—	—	—	—	6,154
Comprehensive loss	—	—	—	—	—	(393)	(542)	(935)
Balances, March 31, 2024	38,393	6	481,390	11,780	(154,616)	(98,438)	(2,929)	225,413
Issuance of common stock in connection with exercise of options	4	—	67	—	—	—	—	67
Vesting of restricted stock units	34	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock awards	—	—	—	13	(468)	—	—	(468)
Stock-based compensation expense	—	—	5,762	—	—	—	—	5,762
Comprehensive income (loss)	—	—	—	—	—	1,705	(326)	1,379
Balances, June 30, 2024	38,431	6	487,219	11,793	(155,084)	(96,733)	(3,255)	232,153
Issuance of common stock in connection with employee stock purchase plan	82	—	2,157	—	—	—	—	2,157
Issuance of common stock in connection with exercise of options	2	—	22	—	—	—	—	22
Vesting of restricted stock units	248	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	—	—	—	112	(3,934)	—	—	(3,934)
Stock-based compensation expense	—	—	6,857	—	—	—	—	6,857
Comprehensive income	—	—	—	—	—	2,206	1,003	3,209
Balances, September 30, 2024	38,763	$6	$496,255	11,905	$(159,018)	$(94,527)	$(2,252)	$240,464

Continued on next page.

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED

(Unaudited)

(in thousands)

	Three-Month Periods in the Nine Months Ended September 30, 2023
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2022	37,431	$6	$447,415	11,182	$(133,709)	$(101,150)	$(2,550)	$210,012
Issuance of common stock in connection with employee stock purchase plan	98	—	1,663	—	—	—	—	1,663
Issuance of common stock in connection with exercise of options	21	—	345	—	—	—	—	345
Vesting of restricted stock units	286	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock awards	—	—	—	133	(4,101)	—	—	(4,101)
Stock-based compensation expense	—	—	4,884	—	—	—	—	4,884
Comprehensive income	—	—	—	—	—	355	267	622
Balances, March 31, 2023	37,836	6	454,307	11,315	(137,810)	(100,795)	(2,283)	213,425
Issuance of common stock in connection with exercise of options	6	—	87	—	—	—	—	87
Vesting of restricted stock units	37	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock awards	—	—	—	11	(468)	—	—	(468)
Stock-based compensation expense	—	—	4,678	—	—	—	—	4,678
Comprehensive income (loss)	—	—	—	—	—	6,835	(387)	6,448
Balances, June 30, 2023	37,879	6	459,072	11,326	(138,278)	(93,960)	$(2,670)	224,170
Issuance of common stock in connection with employee stock purchase plan	125	—	2,169	—	—	—	—	2,169
Issuance of common stock in connection with exercise of options	2	—	37	—	—	—	—	37
Vesting of restricted stock units	260	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock grants	—	—	—	102	(4,566)	—	—	(4,566)
Repurchase of common stock	(21)	—	—	21	(743)	—	—	(743)
Stock-based compensation expense	—	—	6,026	—	—	—	—	6,026
Comprehensive loss	—	—	—	—	—	(4,972)	(557)	(5,529)
Balances, September 30, 2023	38,245	$6	$467,304	11,449	$(143,587)	$(98,932)	$(3,227)	$221,564

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$3,518	$2,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,895	3,778
Stock-based compensation expense	18,540	15,561
Amortization of acquired intangible assets	2,466	2,659
Amortization of costs capitalized to obtain revenue contracts	1,941	1,494
Net accretion of discounts on short-term investments	(1,239)	(734)
Accretion of unguaranteed residual assets	(488)	(51)
Deferred taxes	(35)	43
Other	(68)	(55)
Changes in operating assets and liabilities:
Accounts receivable	(1,743)	1,185
Prepaid expenses and other current assets	(8,831)	(7,038)
Operating lease right-of-use assets	1,241	904
Other non-current assets	(11,478)	(928)
Accounts payable	2,995	(2,697)
Accrued compensation and related benefits	(1,608)	(5,342)
Accrued and other liabilities	(16)	393
Deferred revenues	2,771	3,681
Billings in excess of recognized revenues	(1,479)	(1,612)
Operating lease liabilities	(1,285)	(888)
Net cash provided by operating activities	8,097	12,571

Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	57,125	28,800
Purchases of short-term investments	(43,054)	(32,250)
Purchase of convertible promissory note	(2,000)	—
Proceeds from sale of property and equipment	55	105
Purchases of property and equipment	(11,573)	(8,574)
Prepayment for the purchase of property and equipment	(365)	(343)
Purchases of intangible assets	—	(150)
Payment for business acquisition, net of cash acquired	—	(1,823)
Net cash provided by (used in) investing activities	188	(14,235)

Cash flows from financing activities:
Proceeds from exercise of stock options	114	469
Proceeds from employee stock purchase plan	4,073	3,832
Payments for taxes related to net share settlement of equity awards	(8,196)	(9,135)
Repurchases of common stock	(6,899)	(743)
Net cash used in financing activities	(10,908)	(5,577)

Effect of exchange rate changes on cash and cash equivalents	73	(763)
Net change in cash and cash equivalents	(2,550)	(8,004)
Cash and cash equivalents at beginning of period	98,978	119,624
Cash and cash equivalents at end of period	$96,428	$111,620

Continued on next page.

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$2,064	$3,568
Cash paid for amounts included in the measurement of operating lease liabilities	$1,290	$1,160

Supplemental disclosure of noncash information:
Property and equipment received and accrued in accounts payable and accrued and other current liabilities	$4,774	$697
Advances for purchase of property and equipment transferred from prepaid assets to property and equipment	$89	$66
Operating lease liabilities arising from obtaining right-of-use assets	$679	$—
Property and equipment transferred to sales-type leases	$4,021	$6,002
Stock-based compensation capitalized as part of the cost of property and equipment, net	$233	$—

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

The accompanying interim unaudited condensed consolidated balance sheet as of December 31, 2023, has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these condensed consolidated financial statements include revenue recognition, the estimated useful lives of property and equipment and intangible assets, fair value of convertible note receivable, assumptions made in analysis of allowance for credit losses, impairment of goodwill and long-lived assets, realization of deferred tax assets (“DTAs”), and accounting for lease obligations, stock-based compensation expense, and income tax uncertainties and contingencies. Actual results could differ from those estimates and may result in material effects on the Company’s operating results and financial position.

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

Management has reviewed other recently issued accounting pronouncements issued or proposed by the FASB and does not believe any of these accounting pronouncements has had or will have a material impact on the condensed unaudited consolidated financial statements.

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

The Company also leases some of its DFI system and CV system assets to some customers. The Company determines the existence of a lease when the customer controls the use of these identified assets for a period of time defined in the lease agreement and classifies such leases as operating leases or sales-type leases. A lease is classified as a sales-type lease if it meets certain criteria under ASC Topic 842, Leases; otherwise, it is classified as an operating lease. Operating lease revenue is recognized on a straight-line basis over the lease term. Sales-type lease revenue and corresponding lease receivables are recognized at lease commencement based on the present value of the future lease payments, and related interest income on lease receivable is recognized over the lease term and are recorded under Analytics revenue in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). Payments under sales-type leases are discounted using the interest rate implicit in the lease. When the Company’s leases are embedded in contracts with customers that include non-lease performance obligations, the Company allocates consideration in the contract between lease and non-lease components based on their relative SSPs. Assets subject to operating leases remain in property and equipment and continue to be depreciated. Assets subject to sales-type leases are derecognized from property and equipment, net at lease commencement and a net investment in the lease asset is recognized in prepaid expenses and other current assets and other non-current assets in the accompanying unaudited condensed consolidated balance sheets.

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

The Company’s performance obligations are satisfied either over time or at a point-in-time. The following table represents a disaggregation of revenue percentage by timing of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Over time	64%	68%	67%	74%
Point-in-time	36%	32%	33%	26%
Total	100%	100%	100%	100%

International revenues accounted for approximately 55% and 42% of the Company’s total revenues during the three months ended September 30, 2024 and 2023, respectively, and approximately 55% and 44% of the Company’s total revenues during the nine months ended September 30, 2024 and 2023, respectively. See Note 9, Customer and Geographic Information.

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

The contract assets are recorded on a net basis with deferred revenue (i.e., contract liabilities) at the contract level. The contract assets consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Current portion included in prepaid expenses and other current assets	$9,193	$6,787
Non-current portion included in other non-current assets	611	933
Total contract assets	$9,804	$7,720

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

Deferred revenues were the following (in thousands):

	September 30,	December 31,
	2024	2023
Current portion	$28,728	$25,750
Non-current portion (1)	1,599	1,802
Total deferred revenues	$30,327	$27,552
(1)	Included in other non-current liabilities.

Revenue recognized that was included in the deferred revenues and billings in excess of recognized revenues balances at the beginning of each reporting period was the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue recognized that was included in the deferred revenues and billings in excess of recognized revenues balances at the beginning of each period	$12,040	$13,129	$24,669	$23,836

As of September 30, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was approximately $239.2 million. Given the applicable contract terms with customers, more than half of this amount is expected to be recognized as revenue over the next two years with the remainder to be recognized thereafter. This amount does not include insignificant contracts to which the customer is not committed, nor significant contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed, or future sales-based or usage-based royalty payments in exchange for a license of intellectual property. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications, or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to the scope, change in timing of delivery of products and services, or contract modifications.

The adjustment to revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was a decrease of $0.7 million and a decrease of $0.6 million during the three months ended September 30, 2024 and 2023, respectively, and a decrease of $1.4 million and an increase of $4.3 million during the nine months ended September 30, 2024 and 2023, respectively. These amounts primarily represent changes in estimated percentage-of-completion based contracts and changes in actual versus estimated Gainshare.

Costs to Obtain or Fulfill a Contract

The Company capitalizes the incremental costs to obtain or fulfill a contract with a customer, including direct sales commissions and related fees, when it expects to recover those costs. Amortization expense related to these capitalized costs is recognized over the period associated with the revenue from which the cost was incurred.

Total capitalized direct sales commission costs were the following (in thousands):

	September 30,	December 31,
	2024	2023
Current portion included in prepaid expenses and other current assets	$2,566	$1,954
Non-current portion included in other non-current assets	3,059	2,587
Total capitalized direct sales commission costs	$5,625	$4,541

Amortization of capitalized direct sales commission costs was the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of capitalized direct sales commission costs	$667	$532	$1,941	$1,494

There was no impairment loss in relation to the costs capitalized for the periods presented.

Practical Expedient

The Company does not adjust the transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists, and determined its contracts did not include a material significant financing component during the three and nine months ended September 30, 2024 and 2023.

3. BALANCE SHEET COMPONENTS

Accounts Receivable

Accounts receivable include amounts that are unbilled at the end of the period that are expected to be billed and collected within a 12-month period. Unbilled accounts receivable, included in accounts receivable, totaled $20.7 million and $16.4 million as of September 30, 2024, and December 31, 2023, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12-month period are recorded in other non-current assets and totaled $10.2 million and $1.1 million as of September 30, 2024, and December 31, 2023, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for credit losses is maintained for probable credit losses based upon the Company’s assessment of the expected collectibility of the accounts receivable. The allowance for credit losses is reviewed on a quarterly basis to assess the adequacy of the allowance.

Property and Equipment

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Computer equipment	$11,919	$12,515
Software	5,647	5,596
Furniture, fixtures, and equipment	2,543	2,501
Leasehold improvements	6,705	6,475
Laboratory and other equipment	5,621	4,891
Test equipment	26,286	25,044
Property and equipment in progress:
DFI™ system assets	27,991	22,864
CV® system and other assets	7,324	6,977
	94,036	86,863
Less: Accumulated depreciation and amortization	(48,017)	(49,525)
Total	$46,019	$37,338

Test equipment mainly includes DFI™ system and CV® system assets at customer sites that are contributing to revenue. Property and equipment in progress represent the development or construction of property and equipment that have not yet been placed in service for the Company’s intended use and are not depreciated.

Depreciation and amortization expense was $0.8 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively, and $2.9 million and $3.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Goodwill and Intangible Assets, Net

As of each of September 30, 2024, and December 31, 2023, the carrying amount of goodwill was $15.0 million.

Intangible assets, net, consisted of the following (in thousands):

		September 30, 2024			December 31, 2023
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired identifiable intangibles:
Customer relationships	1-10	$9,506	$(7,772)	$1,734	$9,508	$(7,335)	$2,173
Developed technology	4-9	34,631	(23,983)	10,648	34,650	(22,094)	12,556
Tradename and trademarks	2-10	1,598	(1,100)	498	1,598	(1,025)	573
Patent	6-10	2,100	(1,847)	253	2,100	(1,782)	318
Noncompetition agreements	3	848	(848)	—	848	(848)	—
Total		$48,683	$(35,550)	$13,133	$48,704	$(33,084)	$15,620

The weighted average amortization period for acquired identifiable intangible assets was 4.6 years as of September 30, 2024. The following table summarizes intangible assets amortization expense in the accompanying condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of acquired technology included under costs of revenues	$584	$574	$1,752	$1,680
Amortization of acquired intangible assets presented separately under costs and expenses	196	328	714	979
Total amortization of acquired intangible assets	$780	$902	$2,466	$2,659

The Company expects annual amortization of acquired identifiable intangible assets to be as follows (in thousands):

Year Ending December 31,	Amount
2024 (remaining three months)	$767
2025	3,069
2026	2,900
2027	2,747
2028	2,442
2029 and thereafter	1,208
Total future amortization expense	$13,133

There were no impairment charges for goodwill and intangible assets during the three and nine months ended September 30, 2024 and 2023.

Other Non-current Assets

Other non-current assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Costs capitalized to obtain revenue contracts – non-current (1)	$3,059	$2,587
Unbilled accounts receivable – non-current (2)	10,216	1,069
Contract assets – non-current (1)	611	933
Net investments in sales-type leases – non-current (3)	18,778	12,196
Other	4,596	2,433
Total other non-current assets	$37,260	$19,218
(1)	See Note 2, Revenue from Contracts with Customers.
(2)	See Note 3, Balance Sheet Components – Accounts Receivable.
(3)	The Company had net investments in sales-type leases for its DFI™ system and CV® system assets. The following table summarizes the components of the Company’s net investments in sales-type leases in the accompanying condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
	2024	2023
Lease receivables	$16,455	$9,460
Unguaranteed residual assets	7,525	4,717
Net investments in sales-type leases	23,980	14,177
Less: Current portion of lease receivables under prepaid expenses and other current assets	(5,202)	(1,981)
Net investments in sales-type leases – non-current	$18,778	$12,196

Maturities of leases payments under sales-type leases as of September 30, 2024, were as follows (in thousands):

Year Ending December 31,	Amount
2024 (remaining three months)	$1,541
2025	8,048
2026	7,672
2027	2,718
2028	68
Total future sales-type lease payments	20,047
Less: Present value adjustment (a)	(3,592)
Present value of lease receivables	$16,455
(a)	Calculated using the rate implicit in the lease determined for each lease.

There was no allowance for credit losses on lease receivables as of September 30, 2024, and December 31, 2023. The Company’s ongoing risk management strategy for residual assets includes performing regular reviews of estimated residual values.

4. LEASES

The Company leases administrative and sales offices and certain equipment under non-cancellable operating leases, which contain various renewal or termination options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various dates through 2028. The Company had no leases that were classified as a financing lease as of September 30, 2024, and December 31, 2023.

Lease expense was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$401	$382	$1,161	$1,153
Short-term lease and variable lease expense (1)	268	239	754	673
Total lease expense	$669	$621	$1,915	$1,826
(1)	Leases with an initial term of 12 months or less are not recorded on the accompanying condensed consolidated balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease expense for the periods presented primarily included common area maintenance charges.

Supplemental condensed consolidated balance sheets information related to operating leases was as follows:

	September 30,	December 31,
	2024	2023
Weighted average remaining lease term under operating leases (in years)	3.5	4.4
Weighted average discount rate for operating lease liabilities	5.98%	4.96%

Maturities of operating lease liabilities as of September 30, 2024, were as follows (in thousands):

Year Ending December 31,	Amount
2024 (remaining three months)	$492
2025	1,850
2026	1,551
2027	1,490
2028	847
Total future minimum lease payments	6,230
Less: Interest (1)	(654)
Present value of future minimum lease payments under operating lease liabilities (2)	$5,576
(1)	Calculated using incremental borrowing interest rate for each lease.
(2)	Includes the current portion of operating lease liabilities of $1.7 million as of September 30, 2024.

5. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On April 11, 2022, the Board of Directors adopted a stock repurchase program (the “2022 Program”) to repurchase up to $35.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years. During the nine months ended September 30, 2024, 201,561 shares were repurchased by the Company under the 2022 Program at an average price of $34.23 per share for an aggregate total price of $6.9 million. In total, the Company repurchased 937,501 shares under the 2022 Program at an average price of $25.96 per share for an aggregate total price of $24.3 million.

The 2022 Program expired on April 11, 2024, and on April 15, 2024, the Board of Directors adopted a new program (the “2024 Program”) to repurchase up to $40.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years. The Company has not repurchased any shares under the 2024 Program.

6. EMPLOYEE BENEFIT PLANS

On September 30, 2024, the Company had the following stock-based compensation plans:

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

The Company estimated the fair value of purchase rights granted under the 2021 Purchase Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Nine Months Ended September 30,
	2024	2023
Expected life (in years)	1.25	1.25
Volatility	40.97%	43.66%
Risk-free interest rate	4.61%	5.15%
Expected dividend	—	—
Weighted average fair value of purchase rights granted during the period	$10.91	$15.71

During the three months ended September 30, 2024, a total of 81,974 shares were issued under the 2021 Purchase Plan, at a weighted average purchase price of $26.31 per share. During the three months ended September 30, 2023, a total of 125,392 shares were issued under the 2021 Purchase Plan, at a weighted average purchase price of $17.30 per share. During the nine months ended September 30, 2024, a total of 155,828 shares were issued under the 2021 Purchase Plan, at a weighted average purchase price of $26.14 per share. During the nine months ended September 30, 2023, a total of 223,608 shares were issued under the 2021 Purchase Plan, at a weighted average purchase price of $17.14 per share. As of September 30, 2024, unrecognized compensation cost related to the 2021 Purchase Plan was $2.5 million. This estimated unrecognized cost is expected to be recognized over a weighted average period of 1.4 years.

As of September 30, 2024, 638,481 shares were available for future issuance under the 2021 Purchase Plan.

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

As of September 30, 2024, 15.1 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 3.6 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.5 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired, or repurchased by the Company after the adoption of the 2011 Plan through September 30, 2024. As of September 30, 2024, there were no outstanding awards that had been granted outside of the 2011 Plan.

The Company estimated the fair value of share-based awards granted under the 2011 Stock Plan during the period using the Black-Scholes-Merton option-pricing model. There were no stock options granted during the three and nine months ended September 30, 2024 and 2023.

Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expense before taxes related to the Company’s stock plan and employee stock purchase plan was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Costs of revenues	$1,366	$1,120	$3,751	$3,022
Research and development	2,375	2,196	6,640	5,609
Selling, general, and administrative	2,989	2,683	8,149	6,930
Stock-based compensation expense	$6,730	$5,999	$18,540	$15,561

Additional information with respect to options under the 2011 Plan during the nine months ended September 30, 2024, is as follows:

	Outstanding Options
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)	per Share	(Years)	(in thousands)
Outstanding, January 1, 2024	38	$15.92
Granted	—	—
Exercised	(7)	16.20
Canceled	—	—
Expired	—	—
Outstanding, September 30, 2024	31	$15.85	3.53	$493
Vested and expected to vest, September 30, 2024	31	$15.85	3.53	$493
Exercisable, September 30, 2024	31	$15.85	3.53	$493

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $31.68 per share as of September 30, 2024.

The total intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Intrinsic value of options exercised	$124	$608

Total fair value of shares vested during the nine months ended September 30, 2024, was immaterial. As of September 30, 2024, there was no remaining unrecognized compensation cost related to unvested stock options.

Nonvested restricted stock unit (“RSU”) activities during the nine months ended September 30, 2024, were as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)	Per Share
Nonvested, January 1, 2024	1,995	$30.03
Granted	734	35.42
Vested	(756)	27.37
Forfeited	(42)	30.64
Nonvested, September 30, 2024	1,931	$33.11

The weighted average grant date fair values of RSUs granted during the nine months ended September 30, 2024 and 2023 were $35.42 and $43.92, respectively.

The total fair value of RSUs vested during the nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Fair value of restricted stock units vested	$25,483	$31,162

As of September 30, 2024, there was $52.3 million of total unrecognized compensation cost related RSUs. That cost is expected to be recognized over a weighted average period of 2.6 years. RSUs do not have rights to dividends prior to vesting.

7. INCOME TAXES

Income tax expense decreased by $0.9 million for the nine months ended September 30, 2024, to $1.6 million as compared to $2.5 million for the nine months ended September 30, 2023. The Company’s effective tax rate was 31.1% and 53.1% for the nine months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate decreased in the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to changes in the foreign and state taxes and year-to-date recognition of worldwide pre-tax income in relation to their forecasted amounts for full years. The Company’s provision for income taxes for the nine months ended September 30, 2024, was primarily attributable to foreign and state taxes.

The Company’s total amount of unrecognized tax benefits, excluding interest, as of September 30, 2024, was $16.6 million, of which $2.0 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest, as of December 31, 2023, was $15.9 million, of which $2.0 million, if recognized, would affect the Company’s effective tax rate. As of September 30, 2024, the Company has recorded unrecognized tax benefits of $2.6 million, including interest of $0.6 million, as long-term taxes payable in the accompanying condensed consolidated balance sheet. The remaining $14.6 million has been recorded within the Company’s DTAs, which is subject to a full valuation allowance.

The valuation allowance was approximately $64.2 million as of September 30, 2024, and December 31, 2023, which was related to U.S. net federal and state DTAs. The worldwide net DTAs balance as of September 30, 2024, and December 31, 2023, were not significant.

The Company conducts business globally and, as a result, files numerous consolidated and separate income tax returns in the U.S. federal and various state and foreign jurisdictions. For U.S. federal and California income tax purposes, the statute of limitations currently remains open for the tax years ended 2020 to present and 2019 to present, respectively. In addition, due to net operating loss carryback claims, the tax years 2013 through 2015 may be subject to federal examination and all of the net operating loss and research and development credit carryforwards that may be utilized in future years may be subject to federal and state examination. The Company is not currently under income tax examinations in the U.S. or any other of its major foreign subsidiaries’ jurisdictions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$2,206	$(4,972)	$3,518	$2,218
Denominator:
Basic weighted average shares outstanding	38,710	38,187	38,542	37,930
Effect of dilutive stock options, unvested restricted stock units, and shares of common stock expected to be issued under employee stock purchase plan	395	—	486	1,047
Diluted weighted average shares outstanding	39,105	38,187	39,028	38,977

Net income (loss) per share:
Basic	$0.06	$(0.13)	$0.09	$0.06
Diluted	$0.06	$(0.13)	$0.09	$0.06

For the three months ended September 30, 2023, because the Company was in a loss position, diluted net loss per share is the same as basic net loss per share as the inclusion of the potential common shares would have been anti-dilutive.

The following table sets forth the potential shares of common stock that were not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Outstanding options	—	23	—	—
Non-vested restricted stock units	1,078	1,391	740	223
Employee Stock Purchase Plan	—	38	—	—
Total	1,078	1,452	740	223

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

Revenues from an individual customer that are approximately 10% or more of the Company’s consolidated total revenues are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Customer	2024	2023		2024	2023
A	19%	38%		21%	36%
B	* %	*	%	12%	*	%
D	13%	*	%	* %	*	%

* represents less than 10%

Gross accounts receivable balances (including amounts that are unbilled) from individual customers that are approximately 10% or more of the Company’s gross accounts receivable balance are as follows:

	September 30,	December 31,
Customer	2024	2023
A	29%	39%
D	16%	11%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (amounts in thousands):

	Three Months Ended September 30,
	2024		2023
		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues
United States	$21,065	45%	$24,477	58%
Japan	6,275	14%	3,135	7%
Taiwan	6,273	14%	1,296	3%
China	5,673	12%	7,549	18%
Rest of the world	7,123	15%	5,893	14%
Total revenue	$46,409	100%	$42,350	100%

	Nine Months Ended September 30,
	2024		2023
		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues
United States	$58,021	45%	$70,090	56%
Japan	25,495	20%	8,005	6%
China	17,526	14%	21,927	18%
Taiwan	8,107	6%	4,660	4%
Rest of the world	20,231	15%	20,028	16%
Total revenue	$129,380	100%	$124,710	100%

Long-lived assets, net by geographic area are as follows (in thousands):

	September 30,	December 31,
	2024	2023
United States (1)	$56,216	$45,619
Rest of the world	1,688	1,362
Total long-lived assets, net	$57,904	$46,981

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

The following table represents the Company’s assets measured at fair value on a recurring basis as of September 30, 2024, and December 31, 2023, and the basis for those measurements (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other
		Identical	Observable	Significant
	September 30,	Assets	Inputs	Unobservable
Assets	2024	(Level 1)	(Level 2)	Inputs (Level 3)
Cash equivalents
Money market mutual funds	$80,830	$80,830	$—	$—
Short-term investments (available-for-sale debt securities)
U.S. Government securities (1)	23,724	23,724	—	—
Non-current assets
Convertible note receivable (available-for-sale debt security) (2)	2,013	—	—	2,013
Total	$106,567	$104,554	$—	$2,013

	Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Assets	2023	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market mutual funds	$83,810	$83,810	$—	$—
Short-term investments (available-for-sale debt securities)
U.S. Government securities (1)	36,544	36,544	—	—
Total	$120,354	$120,354	$—	$—
(1)	As of September 30, 2024, and December 31, 2023, the amortized cost of the Company’s investments in U.S. Government securities approximated their fair value due to their short-term maturities, and there have been no events or changes in circumstances that would have had a significant effect on the fair value of these securities in the periods presented. For the three and nine months ended September 30, 2024, there were no material realized or unrealized gains or losses, either individually or in the aggregate.
(2)	In August 2024, the Company purchased a $2.0 million non-marketable convertible promissory note from an unrelated third party (the “convertible note”). The convertible note bears a 5% interest rate annually and will mature in August 2026 and is included in other non-current assets in the accompanying condensed consolidated balance sheet as of September 30, 2024. As of September 30, 2024, the cost of the convertible note approximated its fair value as there have been no events or changes in circumstances that would have had a significant effect on its fair value from its issuance date to reporting period end.

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

Purchase Obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of September 30, 2024, total outstanding purchase obligations were $34.1 million, the majority of which is due within the next 9 months.

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

Legal Proceedings — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable, and the loss can be reasonably estimated in accordance with FASB requirements. As of September 30, 2024, the Company was not party to any material legal proceedings for which a loss was probable or an amount was accrued. From time to time, the Company may enter into contingent fee arrangements with external legal firms that may represent the Company in legal proceedings related to disputes. Contingent legal fees are accrued by the Company when they are probable and reasonably estimable.

On May 6, 2020, the Company initiated an arbitration proceeding with the Hong Kong International Arbitration Center against SMIC New Technology Research & Development (Shanghai) Corporation (“SMIC”) due to SMIC’s failure to pay fees due to the Company under a series of contracts. The Company seeks to recover the unpaid fees, a declaration requiring SMIC to pay fees under the contracts in the future (or a lump sum payment to end the contract), and costs associated with bringing the arbitration proceeding. SMIC denies liability and an arbitration hearing was held in February 2023. Final written submissions were submitted by the parties at the end of August 2023, and the parties submitted answers to the Tribunal’s final questions on August 2, 2024.

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

Analytics revenue recognized from Advantest was $3.3 million and $2.6 million during the three months ended September 30, 2024 and 2023, respectively, and $9.2 million and $6.2 million during the nine months ended September 30, 2024 and 2023, respectively. There were no accounts receivable from Advantest as of September 30, 2024. Accounts receivable from Advantest were not material as of December 31, 2023. Deferred revenue amounted to $11.8 million and $9.4 million as of September 30, 2024, and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “projected,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target” or “continue,” the negative effect of terms like these or other similar expressions. These statements include, but are not limited to, statements concerning: expectations about the effectiveness of our business and technology strategies; expectations regarding global economic trends; the impact of global inflation and changed interest rates, expectations regarding recent and future acquisitions; current semiconductor industry trends; expectations of continued adoption of our solutions by new and existing customers; project milestones or delays and performance criteria achieved; cost and schedule of new product development; the provision of technology and services prior to the execution of a final contract; the continuing impact of macroeconomic conditions and other trends on the semiconductor industry, our customers, our operations, and supply and demand for our products; supply chain disruptions; the success of the Company’s strategic growth opportunities and partnerships; the Company’s ability to successfully integrate acquired businesses and technologies; whether the Company can successfully convert backlog into revenue; customers’ production volumes under contracts that provide Gainshare; possible impacts from the evolving trade regulatory environment and geopolitical tensions; our assessment of the sufficiency of our cash resources and anticipated funds from operations; our ability to obtain additional financing if needed and our ability to obtain support and updates for certain open-source software. These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements and other information included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update publicly any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2024. All references to “we,” “us,” “our,” “PDF,” “PDF Solutions” or “the Company” refer to PDF Solutions, Inc.

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

Other trends may continue to affect our Characterization services business and Integrated Yield Ramp revenue specifically. For example, semiconductor manufacturers may experience lower wafer shipments due to weakness in the global economy, which would negatively impact the gainshare component of our Integrated Yield Ramp revenue. The logic foundry market at the leading-edge nodes, such as 7nm, 5nm, and smaller, underwent significant change over the past few years. The leading foundry continues to dominate market share. This trend will likely continue to impact our Characterization services business on these nodes. We expect most logic foundries to invest in derivatives of older process nodes, such as 28nm and 14nm, to extract additional value as many of their customers will not move to advanced nodes due to either technological barriers or restrictive economics. Foundries that participate at leading edge nodes are expected to continue to invest in new technologies such as memory, packaging, and multi-patterned and extreme ultraviolet lithography, as well as new innovations in process control and variability management. We expect China’s investment in semiconductors to continue. Compliance with changing U.S. export restrictions limit our possible business with Chinese semiconductor manufacturers on advanced nodes. As a result of these market developments, we have chosen to focus our resources and investments in products (including differentiated data), services, and solutions for analytics.

There are other global or business trends that may affect our business opportunities generally as follows:

●	Macroeconomy, inventories, and demand. The worldwide economic performance is uneven, and the possibility of a recession persists. Inventories of semiconductor devices remain elevated in some instances. The strength of demand for semiconductor products has varied by region and product segment. For example, demand for artificial intelligence (“AI”) processing unit products is strong, while demand for smart phones remains weak. With high inventories and soft demand, some semiconductor fab utilization rates are also low and semiconductor capital equipment orders have been impacted for some vendors and market segments. As a result of these trends, customers are being cautious with their spend and some purchase cycles are lengthening and other purchase decisions are being delayed, particularly with respect to larger deals.
●	Changing export controls and sanctions. The U.S. government continues to expand and intensify export controls and sanctions, with a major focus on the destinations of and/or entities in the People’s Republic of China (“P.R.C.”), Russian Federation, and Belarus. After an internal evaluation, we determined that a large percentage of our software products are not of U.S. origin and not subject to the U.S. Export Administration Regulations. Our standard operations include development, distribution processes, software download sites, and professional service centers and processes located in various geographies around the world to better serve our customers. Some customers in the P.R.C., in particular, have nonetheless expressed concerns to us that continued action by the U.S. government could potentially interrupt their ability to make use of our products or services, which has in some cases, and could in the future, negatively impact the demand for our products and services by these customers. Over the last two years, the U.S. government has issued a series of rules and guidance, with significant relevance to the P.R.C. market, adding novel and complex export control restrictions, including on some non-U.S. items, and on some U.S. person activities in certain cases, clarifications and corrections, and requests for further public comment. Current U.S. government regulatory agendas indicate that several additional rules are now in development to further control certain items, restrict U.S. person activity, and revise previously issued regulations. For example, on July 29, 2024, the U.S. government officially published three sets of proposed regulations that would add restrictions on U.S. items for certain end-uses and end-users. The proposals would also separately add restrictions on U.S. person activity, such as help for or transactional activity with such end-uses or end-users. This would relate to development, production, or service of military items, law enforcement and internal security, or intelligence services of certain countries. The proposal gives the example of U.S. person assistance to develop a high-end integrated circuit sought by the military. The proposed regulations, which are not yet final and issued, are complicated, would reach into commercial supply chains, and would be challenging to interpret. U.S. government policy and regulation remain fluid and uncertain, and could in the future impact segments of our business. Other countries and jurisdictions with important roles in our industry are updating some of their export control regulations to further align with those of the U.S. government and, in some cases, to counter U.S. regulations. For example, the P.R.C. has imposed restrictions on imports of certain memory integrated circuits (“ICs”) offered by U.S. companies and has been developing its legal authorities to counter foreign sanctions. On April 12, 2024, the U.S. government renewed its caution that visitors to the P.R.C. are subject to arbitrary enforcement of local laws and wrongful detention, a risk that could deter or hinder certain business activities. Based on our current assessments, we expect the near-term impact of these expanded trade restrictions on our business to be limited, but revisions, clarifications, and proposals that are still in government development and open questions of interpretation leave much unknown. A change of political parties in the U.S. Presidential Administration in January 2025, could accelerate international trade restrictions, increase tariffs, and expand trade tensions, which could negatively impact our future sales. We will continue to monitor for any further trade restrictions, other regulatory or policy changes by the U.S. or foreign governments and any actions in response. The uncertainty caused by these recent regulations and the potential for additional future restrictions could negatively affect our future sales in the P.R.C. market.
●	Investments in semiconductor manufacturing. In 2022, the U.S. Congress passed into law funding programs from the bipartisan CHIPS and Science Act of 2022 (the “CHIPS Act”), authorizing the Department of Commerce, Department of Defense, and Department of State to develop onshore domestic manufacturing of semiconductors considered critical to U.S. competitiveness and national security. It is expected that U.S. semiconductor companies, especially manufacturers, will increase spending as a result of receiving funds under these programs. Recipients of funding under such programs may be required to agree to separate restrictions on certain commercial activity in the P.R.C., where we currently commercially operate. If our customers engage us for projects funded by these programs, we will evaluate

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
●	Geopolitical tensions/conflicts. Geopolitical tensions and conflicts in various locations around the world continue to increase, including on the issue of Taiwan in Asia, Ukraine and Russia, and growing armed conflicts in the Middle East. These current situations have created volatility in the global financial markets and may have further global economic consequences, including potential disruptions of the global supply chain and heightened volatility of commodity and raw material prices. This has increased fears of a global recession. We have contractors located in the West Bank and in Israel, who are providing software development and customer technical support services, and we have developed contingency plans to use alternative resources to continue serving customers, if needed. Any escalations could lead to disruptions or reductions in international trade, deter or prevent purchasing activity of customers, and negatively impact our development timelines and customer support (with respect to the conflicts in the Middle East) or China sales (with respect to U.S.-P.R.C. tensions) and financial results in general (with respect to global tensions).

Financial Highlights

Financial highlights for the three months ended September 30, 2024, are as follows:

●	Total revenues were $46.4 million, an increase of $4.1 million, or 10%, compared to the three months ended September 30, 2023. Analytics revenue was $44.8 million, an increase of $5.3 million, or 13%, compared to the three months ended September 30, 2023. The increase in Analytics revenue was driven by increases in revenues from Exensio and Cimetrix software licenses and CV systems, partially offset by a decrease in revenues from DFI systems. Integrated Yield Ramp revenue was $1.7 million, a decrease of $1.2 million, or 42%, compared to the three months ended September 30, 2023. The decrease in Integrated Yield Ramp revenue was primarily due to a decrease in hours worked on fixed-fees engagements, partially offset by higher Gainshare from increased customer wafer shipments at non-leading-edge nodes.
●	Costs of revenues decreased $1.8 million, compared to the three months ended September 30, 2023, primarily due to decreases in hardware costs and facilities and IT-related costs including depreciation and amortization expense. These decreases were partially offset by increases in subcontractor costs, third-party cloud-delivery costs, and personnel-related costs.
●	Net income was $2.2 million, compared to a net loss of $5.0 million for the three months ended September 30, 2023. The increase in net income was primarily attributable to (i) an increase in total revenues, (ii) a decrease in costs of revenues, and (iii) a decrease in income tax expense, partially offset by (a) increases in sales and marketing activities, and general and administrative expenses, which were primarily related to increases in personnel-related costs, legal expenses (excluding arbitration-related expenses), facilities and IT-related costs including depreciation expense, subcontractor fees, and trade conference-related expenses, partially offset by a decrease in fees related to the arbitration proceeding over a disputed customer contract, (b) an increase in research and development expenses, and (c) net unfavorable fluctuations in foreign currency exchange rates.

Financial highlights for the nine months ended September 30, 2024, are as follows:

●	Total revenues were $129.4 million, an increase of $4.7 million, or 4%, compared to the nine months ended September 30, 2023. Analytics revenue was $121.3 million, an increase of $8.4 million, or 7%, compared to the nine months ended September 30, 2023. The increase in Analytics revenue was driven by increases in revenues from Exensio and Cimetrix software licenses, partially offset by a decrease in revenues from CV and DFI systems. Integrated Yield Ramp revenue was $8.1 million, a decrease of $3.7 million, or 31%, compared to the nine months ended September 30, 2023. The decrease in Integrated Yield Ramp revenue was primarily due to lower hours worked on fixed-fees engagements and Gainshare from decreased customer wafer shipments at non-leading-edge nodes.
●	Costs of revenues decreased $0.3 million, compared to the nine months ended September 30, 2023, primarily due to decreases in facilities and IT-related costs including depreciation and amortization expense, and hardware costs. These decreases were partially offset by increases in third-party cloud-delivery costs, subcontractor costs, and personnel-related costs.
●	Net income was $3.5 million, compared to a net income of $2.2 million for the nine months ended September 30, 2023. The increase in net income was primarily attributable to (i) increases in total revenues and interest income, and (ii) decreases in income tax expense, costs of revenues, and amortization of acquired intangible assets, partially offset by increases in (a) sales and marketing activities, and general and administrative expenses, which were primarily related to increases in personnel-related costs, legal expenses (excluding arbitration-related expenses), facilities and IT-related costs including depreciation expense, trade conference-related expenses, tax and accounting services, and subcontractor fees, partially offset by decreases in fees related to the arbitration proceeding over a disputed customer contract, business acquisition costs, third-party cloud-services related costs, and (b) research and development expenses.

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

There were no material changes during the three and nine months ended September 30, 2024, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024.

The following is a brief discussion of the most significant accounting policies and methods that we use.

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

Income Taxes

We are required to assess whether it is “more-likely-than-not” that we will realize our DTAs. If we believe that they are not likely to be fully realizable before the expiration dates applicable to such assets, then to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on all available evidence, both positive and negative, we determined a full valuation allowance was still appropriate for our U.S. federal and state net DTAs, primarily driven by a cumulative loss incurred over the 12-quarter period ended September 30, 2024, and the likelihood that we may not utilize tax attributes before they expire. The valuation allowance was approximately $64.2 million as of September 30, 2024, and December 31, 2023. We will continue to evaluate the need for a valuation allowance and may change our conclusion in a future period based on changes in facts (e.g., 12-quarter cumulative profit, significant new revenue, etc.). If we conclude that we are more-likely-than-not to utilize some or all of our U.S. DTAs, we will release some or all of our valuation allowance and our tax provision will decrease in the period in which we make such determination.

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

Our income tax calculations are based on the application of applicable U.S. federal, state, and/or foreign tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the condensed consolidated statements of comprehensive income (loss). As of September 30, 2024, no deferred taxes have been provided on undistributed earnings from our international subsidiaries. We intend to reinvest the earnings of our non-U.S. subsidiaries in those operations indefinitely. As such, we have not provided for any foreign withholding taxes on the earnings of foreign subsidiaries as of September 30, 2024. The earnings of our foreign subsidiaries are taxable in the U.S. in the year earned under the Global Intangible Low-Taxed Income rules implemented under 2017 Tax Cuts and Jobs Act.

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

Valuation of Long-lived Assets including Goodwill and Intangible Assets

We record goodwill when the purchase consideration of an acquisition exceeds the fair value of the net tangible and identified intangible assets as of the date of acquisition. We have one operating segment and one operating unit. We perform an annual impairment assessment of goodwill during the fourth quarter of each calendar year or more frequently, if required, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill. There was no impairment of goodwill for the three and nine months ended September 30, 2024 and 2023.

Our long-lived assets, excluding goodwill, consist of property, equipment, intangible assets and unguaranteed residual assets under net investments in sales-type leases. We periodically review our long-lived assets for impairment. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. There was no impairment of long-lived assets for the three and nine months ended September 30, 2024 and 2023.

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

Results of Operations

Discussion of Financial Data for the Three and Nine months ended September 30, 2024 and 2023

Revenues, Costs of Revenues, and Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Revenues:
Analytics	$44,750	$39,497	$5,253	13%	$121,327	$112,957	$8,370	7%
Integrated Yield Ramp	1,659	2,853	(1,194)	(42)%	8,053	11,753	(3,700)	(31)%
Total revenues	46,409	42,350	4,059	10%	129,380	124,710	4,670	4%
Costs of revenues	12,484	14,282	(1,798)	(13)%	38,243	38,555	(312)	(1)%
Gross profit	$33,925	$28,068	$5,857	21%	$91,137	$86,155	$4,982	6%
Gross margin	73%	66%			70%	69%

Analytics revenue as a percentage of total revenues	96%	93%			94%	91%
Integrated Yield Ramp revenue as a percentage of total revenues	4%	7%			6%	9%

Analytics Revenue

Analytics revenue increased $5.3 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in Analytics revenue was driven by increases in revenues from Exensio and Cimetrix software licenses and CV systems, partially offset by a decrease in revenues from DFI systems.

Analytics revenue increased $8.4 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in Analytics revenue was driven by increases in revenues from Exensio and Cimetrix software licenses, partially offset by a decrease in revenues from CV and DFI systems.

Integrated Yield Ramp Revenue

Integrated Yield Ramp revenue decreased $1.2 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to a decrease in hours worked on fixed-fees engagements, partially offset by higher Gainshare from increased customer wafer shipments at non-leading-edge nodes.

Integrated Yield Ramp revenue decreased $3.7 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to lower hours worked on fixed-fees engagements and Gainshare from decreased customer wafer shipments at non-leading-edge nodes.

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

The decrease in costs of revenues of $1.8 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was primarily due to (i) a $2.0 million decrease in hardware costs and (ii) a $0.5 million decrease in facilities and IT-related costs including depreciation and amortization expense. These decreases were partially offset by (a) a $0.3 million increase in subcontractor costs, (b) a $0.3 million increase in third-party cloud-delivery costs, and (c) a $0.2 million increase in personnel-related costs mostly resulting from higher stock-based compensation expenses.

The decrease in costs of revenues of $0.3 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to (i) a $0.8 million decrease in facilities and IT-related costs including depreciation and amortization expense, and (ii) a $0.6 million decrease in hardware costs. These decreases were partially offset by (a) a $0.5 million increase in third-party cloud-delivery costs, (b) a $0.4 million increase in subcontractor costs, and (c) a $0.2 million increase in personnel-related costs mostly resulting from higher stock-based compensation expenses, higher other compensation expenses (including employee benefit costs), increased headcount, and worldwide salary increases, partially offset by lower bonus expense.

Gross Margin

Gross margin increased seven percentage points for the three months ended September 30, 2024, to 73%, compared to 66% for the three months ended September 30, 2023. The higher gross margin during the three months ended September 30, 2024, was primarily due to higher Analytics revenue and lower cost of revenues for the three months ended September 30, 2024.

Gross margin increased one percentage point for the nine months ended September 30, 2024, to 70%, compared to 69% for the nine months ended September 30, 2023. The higher gross margin during the nine months ended September 30, 2024, was primarily due to higher Analytics revenue for the nine months ended September 30, 2024.

Operating Expenses:

Research and Development

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Research and development	$13,516	$13,113	$403	3%	$39,149	$38,428	$721	2%
As a percentage of total revenues	29%	31%			30%	31%

Research and development expenses consist primarily of personnel-related costs (including compensation, employee benefits, bonus, and stock-based compensation expense), outside development services, travel expenses, third-party cloud-services related costs, laboratory supplies, IT and facilities cost allocations to support product development activities.

Research and development expenses increased $0.4 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to (i) a $0.3 million increase in subcontractor fees primarily related to Cimetrix and Exensio software and (ii) a $0.2 million increase in personnel-related costs mostly resulting from higher stock-based compensation expenses, higher other compensation expenses (including employee benefit costs and bonuses), increased headcount, and worldwide salary increases.

Research and development expenses increased $0.7 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to (i) a $0.7 million increase in personnel-related costs mostly resulting from higher stock-based compensation expenses, higher other compensation expenses (including employee benefit costs), increased headcount, and worldwide salary increases, partially offset by lower bonus expense, (ii) a $0.2 million increase in third-party cloud-services costs, and (iii) a $0.1 million increase in travel expenses, partially offset by a $0.2 million decrease in laboratory supplies, facilities and IT-related costs including depreciation expense.

We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the size and the timing of product development projects.

Selling, General, and Administrative

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Selling, general, and administrative	$18,094	$15,611	$2,483	16%	$50,851	$46,022	$4,829	10%
As a percentage of total revenues	39%	37%			39%	37%

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

Selling, general, and administrative expenses increased $2.5 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to (i) a $1.6 million increase in personnel-related costs mainly resulting from higher stock-based compensation expenses, higher other compensation expenses (including commissions, employee benefit costs and bonuses), increased headcount, and worldwide salary increases, (ii) a $0.6 million increase in legal expenses (excluding arbitration-related expenses), (iii) a $0.3 million increase in facilities and IT-related costs including depreciation expense, (iv) a $0.1 million increase in subcontractor fees, and (v) a $0.1 million increase in trade conference-related expenses. These increases were partially offset by a $0.2 million decrease in legal fees related to the arbitration proceeding over a disputed customer contract.

Selling, general, and administrative expenses increased $4.8 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to (i) a $4.8 million increase in personnel-related costs mainly resulting from higher stock-based compensation expenses, higher other compensation expenses (including commissions and employee benefit costs), increased headcount, and worldwide salary increases, partially offset by lower bonus expense, (ii) a $2.1 million increase in legal expenses (excluding arbitration-related expenses), (iii) a $0.3 million increase in facilities and IT-related costs including depreciation expense, (iv) a $0.2 million increase in trade conference-related expenses, and (v) a $0.1 million increase in subcontractor fees. These increases were partially offset by (a) a $2.5 million decrease in legal fees related to the arbitration proceeding over a disputed customer contract, (b) a $0.2 million decrease in business acquisition costs, and (c) a $0.1 million decrease in third-party cloud-services costs.

We anticipate our selling, general, and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

Amortization of Acquired Intangible Assets

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Amortization of acquired intangible assets	$196	$328	$(132)	(40)%	$714	$979	$(265)	(27)%

Amortization of acquired intangible assets primarily consists of amortization of intangibles acquired as a result of certain business combinations.

Interest and Other Expense (Income), Net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Interest and other expense (income), net	$(1,511)	$(2,018)	$(507)	(25)%	$(4,682)	$(4,000)	$682	17%

Interest and other expense (income), net, primarily consists of interest income and foreign currency transaction exchange gains and losses.

Interest and other expense (income), net decreased $0.5 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to net unfavorable fluctuations in foreign currency exchange rates.

Interest and other expense (income), net increased $0.7 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to higher interest income resulting from higher interest rates and sales-type leases.

Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Income tax benefit (expense)	$(1,424)	$(6,006)	$(4,582)	(76)%	$(1,587)	$(2,508)	$(921)	(37)%

Income tax expense decreased for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, primarily due to changes in the foreign and state taxes and year-to-date recognition of worldwide pre-tax income in relation to their forecasted amounts for full years.

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

Liquidity and Capital Resources

As of September 30, 2024, our working capital, defined as total current assets less total current liabilities, was $133.7 million, compared to $147.0 million as of December 31, 2023. Total cash, cash equivalents, and short-term investments were $120.2 million as of September 30, 2024, compared to cash, cash equivalents, and short-term investments of $135.5 million as of December 31, 2023. As of September 30, 2024, and December 31, 2023, cash and cash equivalents held by our foreign subsidiaries were $12.2 million and $10.0 million, respectively. We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures, other obligations for at least the next twelve months, and thereafter for the foreseeable future; however, we will continue to evaluate if we require additional funding to meet our longer-term needs.

Repurchase of Company’s Common Stock

On April 11, 2022, the Board of Directors adopted a stock repurchase program (the “2022 Program”) to repurchase up to $35.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years. During the nine months ended September 30, 2024, 201,561 shares were repurchased by the Company under the 2022 Program at an average price of $34.23 per share for an aggregate total price of $6.9 million. In total, the Company repurchased 937,501 shares under the 2022 Program at an average price of $25.96 per share for an aggregate total price of $24.3 million.

The 2022 Program expired on April 11, 2024, and on April 15, 2024, the Board of Directors adopted a new program to repurchase up to $40.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years. The Company has not repurchased any shares under the 2024 Program.

Cash Flow Data

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2024	2023	$ Change
Net cash flows provided by (used in):
Operating activities	$8,097	$12,571	$(4,474)
Investing activities	188	(14,235)	14,423
Financing activities	(10,908)	(5,577)	(5,331)
Effect of exchange rate changes on cash and cash equivalents	73	(763)	836
Net change in cash and cash equivalents	$(2,550)	$(8,004)	$5,454

Net Cash Flows Provided by Operating Activities

Cash flows provided by operating activities during the nine months ended September 30, 2024, consisted of net income, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, stock-based compensation expense, amortization of acquired intangible expense, amortization of costs capitalized to obtain revenue contracts, net accretion of discounts on short-term investments, accretion of unguaranteed residual assets and net change in operating assets and liabilities.

Net cash flows provided by operating activities was $8.1 million for the nine months ended September 30, 2024, compared to $12.6 million for the nine months ended September 30, 2023. The decrease in cash provided by operating activities between the periods was driven primarily by lower collections from customers, partially offset by (i) a decrease in bonus payments under the Company’s bonus plan, (ii) a decrease in payments of vendor invoices, (iii) an increase in interest income, and (iv) an increase in net income between comparable periods. Net income was $3.5 million for the nine months ended September 30, 2024, compared to $2.2 million for the nine months ended September 30, 2023.

The major contributors to the net change in operating assets and liabilities for the nine months ended September 30, 2024, were as follows:

●	Accounts receivable increased by $1.7 million, primarily due to contractual invoicing activity and an increase in unbilled accounts receivables due to the timing of billing and revenue recognition, partially offset by collections from customers;
●	Prepaid expense and other current assets increased by $8.8 million, primarily due to increases in lease receivables, contract assets, prepaid expenses and deferred commission, partially offset by a decrease in income tax receivable;
●	Other non-current assets increased by $11.5 million primarily due to increases in non-current unbilled accounts receivables due to the timing of billing and revenue recognition, non-current assets from sales-type leases, non-current prepaid expenses and costs capitalized to obtain revenue contracts, partially offset by a decrease in non-current contract assets;
●	Accounts payable increased by $3.0 million primarily due to the timing of payments of vendor invoices;
●	Accrued compensation and related benefits decreased by $1.6 million primarily due to the payments of accrued bonuses net of new bonus accruals and exercise of purchase rights under the employee stock purchase plan, partially offset by increases in accrued commissions and other compensation, and new contributions to the employee stock purchase plan;
●	Deferred revenue increased by $2.8 million primarily due to the timing of billing and revenue recognition; and
●	Billings in excess of recognized revenues decreased by $1.5 million primarily due to the timing of billing and revenue recognition.

Net Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities was $0.2 million for the nine months ended September 30, 2024, compared to net cash used in investing activities of $14.2 million for the nine months ended September 30, 2023.

For the nine months ended September 30, 2024, cash provided by investing activities primarily related to proceeds from maturities and sales of short-term investments of $57.1 million, partially offset by purchases of short-term investments of $43.1 million, purchases of and prepayments for property and equipment of $11.9 million primarily related to our DFI systems, and purchase of a convertible promissory note of $2.0 million.

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

Net Cash Flows Used in Financing Activities

Net cash used in financing activities was $10.9 million for the nine months ended September 30, 2024, compared to $5.6 million for the nine months ended September 30, 2023.

For the nine months ended September 30, 2024, net cash used in financing activities primarily consisted of $8.2 million in cash payments for taxes related to net share settlement of equity awards, repurchases of common stock of $6.9 million, partially offset by $4.2 million of proceeds from our employee stock purchase plans and exercise of stock options.

For the nine months ended September 30, 2023, net cash used in financing activities primarily consisted of $9.1 million in cash payments for taxes related to net share settlement of equity awards, repurchases of common stock of $0.7 million, partially offset by $4.3 million of proceeds from our employee stock purchase plans and exercise of stock options.

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

Interest Rate Risk.  As of September 30, 2024, we had cash, cash equivalents and short-term investments of $120.2 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments and short-term investments consisted of U.S. Government securities. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect as of September 30, 2024, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations.

As of September 30, 2024, and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure to any financial institution by evaluating the creditworthiness of the financial institutions with which we invest and investing through more than one financial institution.

Foreign Currency and Exchange Risk. Certain of our cash balances, receivables and payables for our international offices are denominated in the local currency, including the Euro, Yen, Chinese Yuan, New Taiwan Dollar and Canadian Dollar. Therefore, some of our activities including a portion of our revenues and operating expenditures are subject to foreign currency risks. From time to time, we enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. We do not use foreign currency forward contracts for speculative or trading purposes. We record these forward contracts at fair value. The counterparty to these foreign currency forward contracts, as applicable, is a financial institution that we believe is creditworthy, and therefore, we believe the credit risk of counterparty non-performance is not significant. The change in fair value of these contracts is recorded in earnings as a component of interest and other expense (income), net and offsets the change in fair value of foreign currency denominated monetary assets and liabilities, which is also recorded in other expense (income), net. As of September 30, 2024, we had no outstanding forward contracts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2024, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of September 30, 2024, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We use open-source software (“OSS”) in delivering products and services to our customers. Change of terms for support for OSS, or lack of support or updates for such OSS, could also significantly increase our costs to deliver our products and services or cause a temporary or long-term disruption in our ability to use such OSS in our products and services or make it harder or impossible to mitigate vulnerabilities or risks associated with such software, which could negatively impact our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no stock repurchases during the third quarter of 2024.

Approximate
			Total Number	Dollar
			of Shares	Value of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of		Publicly	Purchased
	Shares	Average	Announced	Under the
	Purchased	Price Paid	Programs	Programs
Period	(in thousands)	Per Share	(in thousands)	(in thousands)
July 1, 2024 through July 31, 2024	—	$—	—	$40,000
August 1, 2024 through August 31, 2024	—	$—	—	$40,000
September 1, 2024 through September 30, 2024	—	$—	—	$40,000
Total	—	$—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Furnished, and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDF SOLUTIONS, INC.

Date: November 7, 2024	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: November 7, 2024	By:	/s/ ADNAN RAZA
Adnan Raza
Executive Vice President, Finance and Chief
Financial Officer
(principal financial and accounting officer)