Form 10-K
period 2024-12-31
PDF SOLUTIONS INC
filed 2025-02-27
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☑ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.1 billion as of the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 39,113,755 shares of the Registrant’s Common Stock outstanding as of February 21, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive Proxy Statement to be filed within 120 days from December 31, 2024.

s

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, particularly in Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, statements related to: the Company’s business strategy and objectives; the Company’s position as a leading provider of comprehensive data solutions; the scope of the Company’s intellectual property and proprietary software, information and technology and steps to protect it; the Company’s sales and marketing strategy, expectations regarding strategic alliances and relationships; investments in research and development; strong core technology, ability to create innovative technology, and ability to implement solutions for new technology and product generations; the benefits and competitive advantages, and the Company’s expectations regarding market adoption, of its products and services; competition; human capital management; industry trends; the Company’s cybersecurity and risk management strategies; and other statements identified by words such as “could,” “expects,” “intends,” “may,” “plans,” “potential,” “should,” “will,” “would,” or similar expressions and the negatives of those terms, that are subject to future events and circumstances, and uncertainties that could cause results to differ materially include risks associated with: the effectiveness of the Company’s business and technology strategies; current semiconductor industry trends and competition; rates of  adoption of the Company’s solutions by new and existing customers; project milestones or delays and performance criteria achieved; cost and schedule of new product development and investments in research and development; the continuing impact of macroeconomic conditions, including inflation, changing interest rates and tariffs, the evolving trade regulatory environment and geopolitical tensions, and other trends impacting the semiconductor industry, the Company’s customers, operations, and supply and demand for its products; supply chain disruptions; the success of the Company’s strategic growth opportunities and partnerships; recent and future acquisitions, strategic alliances and relationships and the Company’s ability to successfully integrate acquired businesses and technologies; whether the Company can successfully convert backlog into revenue; customers’ production volumes under contracts that provide Gainshare; the sufficiency of the Company’s cash resources and anticipated funds from operations; the Company’s ability to obtain additional financing if needed ; the Company’s ability to use support and updates for certain open-source software; and other risks and uncertainties discussed in this Annual Report on Form 10-K, especially those contained in Item 1A of this Annual Report on Form 10-K. All forward-looking statements and information included herein is given as of the filing date of this Annual Report on Form 10-K with the Securities and Exchange Commission (“SEC”) and based on information available to us at the time of this report and future events or circumstances could differ significantly from these forward-looking statements. Unless required by law, we undertake no obligation to update publicly any such forward-looking statements.

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K. All references to fiscal year apply to our fiscal year that ends on December 31. All references to “we,” “us,” “our,” “PDF,” “PDF Solutions” or “the Company” refer to PDF Solutions, Inc.

PART I

Item 1. Business

We provide comprehensive data solutions designed to empower organizations across the semiconductor and electronics ecosystems to improve the yield and quality of their products and operational efficiency for increased profitability. We derive revenues from two sources, Analytics and Integrated Yield Ramp. Our offerings contribute to Analytics revenue through contract fees for on-premise software, hardware systems, software-as-a-service (“SaaS”), and other professional services. Certain of our Characterization services engagements contribute to Integrated Yield Ramp revenue through contract fees and a value-based, variable fee or royalty, which we call Gainshare. We are headquartered in Santa Clara, California and also operate worldwide with offices in Canada, China, France, Germany, Italy, Japan, South Korea, and Taiwan.

Business Overview

Our customers include Fortune 500 companies across the semiconductor and electronics ecosystem. These companies use our products and services with the objective of achieving various goals depending on whether they are integrated device manufacturers (“IDMs”), fabless semiconductor companies, foundries, equipment manufacturers, electronics manufacturing suppliers (“EMS”), original device manufacturers (“ODMs”), outsourced semiconductor assembly and test (“OSATs”), or system houses. For example, our foundry customers generate and analyze key manufacturing data using our solutions, which are designed to shorten the time necessary for technology development and provide their fabless customers with a higher yielding process with improved electrical performance, which are both critical metrics for market success. Higher yields in less time can also mean less total raw materials and process runs, which can help lower customers’ total cost and minimize environmental impact. Also, equipment manufacturers and factories use our connectivity products to implement evolving industry standards which require quality and stability for their equipment or operations, respectively. By way of further example, our IDM and fabless customers use our solutions to generate unique, differentiated data that can be analyzed with our machine learning (“ML”) and artificial intelligence (“AI”) algorithms, which are designed to predict downstream manufacturing issues and result in shorter time for designs to meet performance requirements with fewer iterations and faster time-to-market. For final example, our foundry and OSAT customers use the AI and ML applications of our software to help optimize for process control, assembly, and/or testing.

Our mission is to provide innovative solutions to create, access, and organize data to enable analysis and control for semiconductor and electronics companies to achieve better time-to-market, yields, quality, and operational efficiencies. Our strategy to achieve this is as follows:

●	Offer a Common, Flexible Platform for a Broad Group of Customers Across the Supply Chain. As semiconductor and electronics products are made with the efforts of equipment manufacturers, front-end foundries, chip and system designers, design automation, intellectual property (“IP”) providers, and OSATs, there is a need to analyze data across this entire chain to optimize yields, operational efficiencies, time to market, quality, and reliability. Our comprehensive platform is designed based on industry standards and integrated with leading solutions providers to enable these different participants to analyze the relevant end-to-end data in near real-time, with cloud or on-premise data stores from 10s to 100s of terabytes (“TBs”) and flexible configurations for IDM, foundry, fabless, and OSAT specific needs. Our ML solutions combine professional services with our Exensio software to further enable our customers to push their analytics “to the edge” of their global supply chains and shift the analysis and decision-making processes closer to where their data is being generated. We believe enabling edge analytics will further increase our customers’ ability to improve product yield, quality, performance, and profitability, and therefore, drive the market for our products and services.
●	Drive Tool-Level Software Installations to Create an Infrastructure of Connected Equipment and Enable Smart Factories. We believe that driving installation of our Exensio and Cimetrix software products at the tool level will help provide an infrastructure of connected equipment and help to enable smart factories. Our Cimetrix products are based on open standards for equipment control and connectivity to equipment manufacturers and factories, which we believe will continue to be in demand in the smart manufacturing era. Further, we believe that the benefits from integration between analytics on equipment, the factory, and in the cloud will provide synergies with our existing end-to-end analytics offerings.

●	Create Differentiated Data Sources for Better Analytics. Historically, companies used data that was generated from their manufacturing and test process to drive improvements. We offer unique IP (such as Characterization Vehicle® test chips, also branded CV® test chips) that is not part of an integrated circuit’s (“IC”) functionality, but designed to significantly improve the manufacturing process by improving yield learning and reducing time to market. Also, our Design-for-Inspection™ system (also branded DFI™ system) is designed to identify blockers that impact product yield and quality up to months earlier than other hardware- or software-based methodologies from proprietary e-beam measurement of product layout or provided on-chip instrumentation. We believe that in the More-than-Moore (“MtM”) era, the differentiated data we provide can play an important role in enabling our customers to bring new products to market faster and with higher quality and performance, and, ultimately, more profitability.
●	Collaborate with Other Industry Leaders to Bring Additional Unique Data to Our Platform and Enable New and Differentiated Applications. We believe that the value we bring to semiconductor manufacturing can be leveraged with additional data and through differentiated applications. For example, we offer an enterprise application integration module called Sapience™ Manufacturing Hub enterprise (“SMHe”), which is designed to collect and unify data from enterprise applications, such as manufacturing execution systems (“MES”), enterprise resource planning systems (“ERP”) like SAP S/4HANA®, and our Exensio software, and make such data available through a central interface. In addition, working with Siemens Digital Industries Software, we offer two other Exensio modules, Exensio AIM Scan Analytics and Exensio AIM Scan Systematics Diagnostics, which are designed to enable diagnostic accuracy and efficiency of fail mode to help our customers that also use Siemens’s Tessent software determine the electrical and physical failing locations for product and process improvements. Building relationships with other industry leaders is intended to provide more ways for mutual customers to leverage their process and product data. Differentiated applications that make use of this shared data are designed to provide unique insights to help customers achieve sustained profitability in their manufacturing.

Industry Background

Rapid technological innovation with increasingly shorter product life cycles has fueled the economic growth of the semiconductor industry. IC companies have historically ramped production slowly, produced at high volume once a product gained market acceptance, and slowly reduced production volume when price and demand started to decrease near the end of the product’s life cycle. Today there are many different business models across the semiconductor industry: products that follow the traditional life cycle just described, products targeted towards fast-moving market segments like Internet of Things – which utilize mature process nodes and require a fast ramp to volume with a relatively short life cycle, and products focused on long term market segments like automotive and industrial where product life cycles can last a decade or longer. There is considerable variation across these business models depending on the level of design complexity and the maturity of the process node used for product implementation. Processors, memory and field-programmable gate arrays (“FPGA”) continue to leverage the most advanced process nodes and experience significant challenges to achieve competitive initial yields and optimized performance. Some products and market segments, however, may be content to utilize older process nodes. Regardless of the process node used for implementation or how long the product will be sold in the market, success for semiconductor companies is predicated, among other things, on fast product yield ramp and the ability to optimize manufacturing and test metrics, such as yield reclamation, product quality, and test efficiency, throughout a product’s life cycle. Thus, technologies or capabilities that can accelerate yield ramp, improve product quality, and optimize production efficiencies are highly sought after because they can lead to cost reduction and revenue generation concurrently, causing a leveraged effect on profitability.

Technology and Intellectual Property Protection

Our success is largely dependent upon our proprietary software. We believe the creative skills and technological ability of our personnel, product enhancements, and new product development are necessary to maintaining our position as a leading provider of comprehensive data solutions to the semiconductor industry. We rely primarily on trade secret rights, copyright laws, and nondisclosure and other contractual agreements to protect our software.

In addition, our success is dependent on various inventions we have made and we seek to protect certain of our IP under patent laws. As of December 31, 2024, we held 128 U.S. patents, with expiration dates on issued patents ranging from 2025 through 2044. We intend to prepare additional patent applications when we feel it is beneficial. Some of the technology we protect by patent includes elements of our CV and DFI systems and inventions related to AI/ML.

We protect our trademarks with registration of marks, including Characterization Vehicle, Cimetrix, CV, eProbe, Exensio, pdFasTest, PDF Solutions, and the PDF Solutions and Cimetrix logos. We have common law rights to additional trademarks, including ALPS, D∑∑P, DFI, DirectProbe, DirectScan, Fire, and Sapience.

We enter into confidentiality and inventions assignment agreements with our employees and confidentiality and license agreements with our customers and the various parties we partner with to resell, distribute, and, in some cases, integrate our products. Further, we work to limit access to and distribution of our software, documentation and other proprietary information.

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

Products and Services

Products

The primary software products and software and hardware systems of our platform include the following:

Exensio Software. Our Exensio software products address the big data manufacturing challenge of today’s advanced process nodes and highly integrated products, by providing a common environment throughout the supply chain for different data types, including inline and end-of-line metrology, yield, parametric, performance, manufacturing consumables, tool-level sensor data, test floor data, logistical data, as well as custom data types. Exensio products are designed to enable real-time rapid diagnosis and understanding of key manufacturing and test metrics during both inline and end-of-line wafer processing, helping customers reduce product variability and cost simultaneously. By integrating silos of data and applying AI and ML, Exensio products are designed to resolve the limitations of local optimization and provide better visibility across the entire production process, reducing the time it takes to make critical decisions that can drive higher product yield, quality and reliability. Our collaborations with strategic partners are intended to also integrate data from those partners’ products to make it available in Exensio and also to develop new applications to inter-operate with those products and enhance the value to mutual customers.

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

Sapience™ Manufacturing Hub enterprise. SMHe provides a single, common connectivity platform between enterprise applications, such as MES, ERP, and our Exensio software. SMHe enables advanced applications – including those for top management – that benefit from more real-time and detailed insight into manufacturing. Our Exensio Foundry Product Costing module, which leverages SMHe, is designed to provide more accurate insights into the gap between plan costs and actual costs, enabling actions to improve profitability. Exensio Foundry Product Costing module integrates with SAP S4/HANA due to our collaboration with SAP SE to enable this capability.

Design-for-Inspection System. Our DFI system, which we have provided under a lease arrangement or hardware sale to different customers, leverages our production-proven design and analysis infrastructure and is designed to enable customers to achieve non-contact, inline electrical inspection of either our proprietary on-chip instruments or their product chip layout structures. The electrical measurements augment and enhance existing inline defect inspection and metrology methods for more effective process control and inline, direct inspection of product wafers. The DirectScan application of the DFI system includes our proprietary Exensio Characterization and Fire™ layout analysis software and the eProbe® non-contact e-beam tool. These elements are described as follows:

●	Proprietary Software – Our Fire module is designed to analyze IC product layout features to help determine which parts of the product layout to inspect. Our Exensio Characterization module is designed to analyze the billions of measurements collected using the eProbe tool. As part of the system offering, we generally use the Characterization module to provide our customers analysis services, a summary of our findings, and recommendations.
●	DFI On-Chip Instruments – Our on-chip measurement instruments are tuned to capture key features of our customers’ product layouts, including those identified using the Fire module. When part of the system offering, we generally provide design services to create these instruments. These DFI instruments are designed to be placed in test chips or scribe lines and to exhibit specific electrical responses.
●	eProbe® Non-Contact E-Beam Tool – Our eProbe e-beam tools are designed for contactless measurement of the electrical response of the DFI instruments and suitable product layout structures. The fourth generation tool, the 450, includes advances in beam vector targeting and higher signal-to-noise (SNR) for enhanced defect sensitivity, higher throughput, enhanced tool matching, and better inspection control for more stable performance necessary for high-volume manufacturing (HVM).

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

Cimetrix® Software Products. Our Cimetrix software products enable equipment manufacturers in the semiconductor and electronics industries to provide standard interfaces on their products for efficient equipment communication, control, and data collection. Numerous industry standards have been established for equipment connectivity and control, including the SEMI (Semiconductor Equipment and Materials International) defined SECS (SEMI Equipment Communication Standard), GEM (Generic Equipment Model), GEM300, and EDA (equipment data acquisition) standards. Our Cimetrix products are designed to fully support these industry standards to enable equipment manufacturers to implement robust, turnkey support for these connectivity and control standards without needing to invest engineering resources to develop their own interfaces to these standards. Manufacturing equipment enabled with Cimetrix-supported interfaces allow for faster and more efficient implementation of smart manufacturing initiatives that depend on the collection and analysis of manufacturing and product data in keeping with industry standards. Cimetrix products are sold via perpetual licenses and typically sold as part of a software development kit (“SDK”) that helps equipment manufacturers implement them quickly. We charge a one-time fee per equipment product type for the SDK license and a one-time fee for each piece of equipment shipped that includes the Cimetrix runtime license.

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

Software Related Services – We provide software maintenance and support (“M&S”), data management services, various value-added services (“VAS”) to install, configure, or create analysis templates, and other professional services to achieve customers’ specific outcomes using our software. We call this last type of services our solutions offering and, in these cases, we tailor the use of one or more Exensio products to achieve a desired result. For example, our AIM YieldAware™ FDC solution offering is designed to identify the process control variables that have the greatest impact on product yield through professional services that analyze the data from both Exensio Process Control and elements of Exensio Manufacturing Analytics and make recommendations for the customer to implement. VAS are provided by our professional service personnel with expertise that enhances and complements the engineering teams at our customers. For example, VAS includes our data cleaning and monitoring services. One requirement of big data analytics is to have clean, harmonized data to analyze. This service offering outsources the data wrangling and management effort to free the customer to focus their efforts on analysis, which has a greater return on investment to the company than data management.

DFI System Related Services – We provide application engineering services to design and build recipes for our tool, which involves configuring the tool for the type of product wafer, die size and location, target inspection sites within die, which can include specific DUTs to inspect and their location, as well as the parameters to flag a DUT as an outlier. We also provide engineering services to customers of the eProbe tool to maintain and repair or replace parts on the tool during the warranty period and any contractual service period. When part of a system offering, we provide tool support services to customers to operate the tool. These services are primarily provided at the facility where the tool is installed. After the initial warranty period, the availability of engineering support and parts cost depends on the service package level a customer purchases.

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

Two customers accounted for 31% of our revenues for 2024, one customer accounted for 35% of our revenues for 2023 and two customers accounted for 41% of our revenues for 2022. No other customers accounted for 10% or more of our revenues in 2024, 2023 and 2022. See the discussion in “Risk Factors” under Item 1A for more information about risks associated with customer concentration and contractual provisions. See Note 12, “Customer and Geographic Information” to the consolidated financial statements.

See our Notes to Consolidated Financial Statements included under Part II, Item 8. Financial Statements and Supplementary Data for additional geographic information.

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

Governmental Regulations

We are subject to a variety of federal, state, local and foreign laws and regulations relating to our business and operations, including those related to trade controls, anti-corruption, anti-bribery, data privacy, data protection, use of AI, antitrust, competition, employment, income taxes, and the environment.

Trade

A large percentage of our software products are not of U.S. origin and not generally subject to the U.S. Export Administration Regulations (“EAR”) when not located in the U.S. Our standard operations include development, distribution processes, software download sites, and professional service centers and processes located in various geographies around the world to better serve our customers. We are subject to laws and regulations in the United States and other jurisdictions concerning these operations with respect to certain of our products and services outside the United States and to foreign nationals, including the EAR, tariffs, trade protection measures, sanctions, and other trade regulations.

The Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce has placed certain entities on  and frequently adds entities to the “Entity List,” which restricts supply of items to or in connection with the named entities and impacts our ability to transact business with certain customers. BIS recently extended controls to renewal licenses for certain lawfully delivered products that would have changed status under new regulations and designations, causing us to decline certain renewals.

Trade regulations limiting or banning sales into certain countries or to certain companies, including economic and financial sanctions and trade embargoes administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), have impacted our ability to transact business in certain countries and with certain customers. Future trade regulations may also impact our ability to transact business with certain customers and in certain countries and may restrict certain non-U.S. person employees from performing their duties at PDF without first obtaining appropriate authorization if their duties involve an export, reexport, or transfer of export-controlled technology.

Anti-corruption and anti-bribery

We are subject to laws and regulations in the United States and other jurisdictions concerning anti-corruption and anti-bribery, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, which prohibit corrupt payments to governmental officials and bribes to other persons.

Data privacy and data protection

We are subject to laws and regulations in the United States and other jurisdictions governing data privacy and data protection, including laws in Japan, China, and the EU/UK, which regulate our collection, handling, and use of personal information.

The laws and regulations to which we are subject are complex and may change or develop over time, sometimes with limited or no advance notice. Developments or other changes in laws or regulations or how they are interpreted or enforced have had, and may continue to have, a negative impact on our business and increase our compliance-related expenditures.

Artificial intelligence

The regulatory framework governing the use of AI, machine learning and automated decision-making technologies (“AI Technologies”) is rapidly evolving. Many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations.

Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies have been enacted in China, the United States, and the European Union. In the United States, the Trump administration has rescinded an executive order relating to AI Technologies that was previously implemented by the Biden administration and may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule-making relating to AI Technologies in the future. U.S. legislation is also advancing at the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the California Consumer Privacy Act regarding the use of automated decision-making. The EU Artificial Intelligence Act (the “EU AI Act”) applies to companies that develop, use and/or provide AI in the EU and – depending on the AI use case - includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual revenues. Such additional regulations may impact our ability to develop, use and commercialize AI Technologies in the future.

For additional information regarding risks related to laws and regulations, including existing restrictions imposed by BIS, as well as international operations, see Item 1A, “Risk Factors.”

Competition

We believe that our solutions compare favorably with respect to competition because we have demonstrated results and reputation, strong core technology, ability to create innovative technology, and ability to implement solutions for new technology and product generations. Further, we believe IC companies benefit from our combination of big data management infrastructure, AI/ML-based analytics engines, and products that generate and collect differentiated data that enrich the analytics process.

We face competition regarding different elements of our products and services portfolio from the following sources and companies:

●	indirect competition from internal groups at IC companies that may choose to develop their own test chips or software analytics solutions internally typically by using various commercially-available, general-purpose software, including for example, Tableau from Salesforce, Inc., TIBCO from Cloud Software Group, Snowflake, Inc., Databricks, Inc.; and

●	direct competition from providers of:
o	yield management and/or prediction systems, such as KLA Corporation (“KLA”), Onto Innovation, Inc. (“Onto”), and Synopsys, Inc. (“Synopsys”);
o	semiconductor manufacturing software, such as Applied Materials, Inc (“Applied Materials”), Synopsys, Invantest, Inc., Emerson Electric Co., Onto, and Siemens AG;
o	inline inspection, metrology and electrical test equipment providers, such as ASML Holding N.V., Applied Materials, KLA, and Keysight Technologies, Inc.; and,
o	connectivity software or integration products/services supporting factory equipment connectivity or control needs of customers, such as PEER Group, Inc., Kontron AIS, GmbH, Yokogawa Electric Corp., Advantest Corporation, and Kornic Automation Co. Ltd.

See the discussions in “Risk Factors” under Item 1A for more information about risks associated with our competition.

Human Capital Management

We believe that our future success will depend, in part, on our continued ability to hire and retain qualified management, sales, and technical employees. Consequently, we seek to engage in sound ethical and organizational governance, and promote business ethics and integrity.

As of December 31, 2024, we had 539 employees worldwide, including 174 field application engineers, 189 in research and development, 113 in sales and marketing, and 63 in general and administrative functions. Of these employees, 321 are located in the United States, 180 in Asia, and 38 in Europe.

None of our employees are represented by a labor union. Our employees in France and Italy are subject to collective bargaining agreements in those countries.

At the Board level, our Compensation and Human Capital Management Committee is tasked with oversight of the development, implementation and effectiveness of our policies and strategies relating to human capital management, including strategies regarding recruiting, selection, career development and progression, and employment practices.

Talent Development

We believe the development and growth of our employees is crucial to further enhance the talent we have today and to foster the right skill sets for our future for our long-term success. As such, we encourage mentorship and engaging in development opportunities. We also conduct in-house training for our engineers in certain technical areas and provide access to an online training platform for all of our employees. Further, we fund attendance at continuing education courses, symposia, and participation in professional organizations.

Employee Engagement

Employee engagement is crucial for the overall health of the organization. In 2024, we conducted a survey of all our employees to assess overall employee engagement.

In addition to our efforts to address employee engagement, we are committed to supporting our employees and creating an engaged workforce by prioritizing the items below:

•personal growth through training and development;

•recognizing and rewarding our people for their commitment to our values and our organization;

•flexible work locations and schedules; and

•providing a sense of organizational community by hosting in-person events where our people can gather and connect.

Health and Safety

We are committed to ensuring that proper working conditions exist for the safety of our employees, such as developing, implementing, and improving health and safety systems and conditions, and providing appropriate preparation, education, reporting, and controls.

Information about our Executive Officers

The following table and notes set forth information about our current executive officers as of the date of this Annual Report on Form 10-K.

Name	Age	Position
John K. Kibarian, Ph.D.	60	President, Chief Executive Officer, and Director
Adnan Raza	52	Executive Vice President, Finance and Chief Financial Officer
Kimon W. Michaels, Ph.D.	58	Executive Vice President, Products and Solutions and Director
Andrzej Strojwas, Ph.D.	72	Chief Technology Officer

John K. Kibarian, Ph.D., one of our founders, has served as President since November 1991 and has served as our Chief Executive Officer since July 2000. Dr. Kibarian has served as a director on our Board of Directors since December 1992. Dr. Kibarian received a B.S. in Electrical Engineering, an M.S. E.C.E. and a Ph.D. E.C.E. from Carnegie Mellon University.

Adnan Raza, joined in January 2020 as Executive Vice President, Finance, and was appointed Chief Financial Officer effective in March 2020. Prior to joining the Company, Mr. Raza served as an independent strategy consultant for private and public companies from July 2019 to January 2020. Prior to that, Mr. Raza served in various roles at Synaptics Inc., a developer of human interface technologies, including as Senior Vice President of Corporate Development from August 2017 to June 2019 and Vice President of Corporate Development from February 2015 to August 2017. Prior roles include technology investment banking at Goldman, Sachs & Co. and UBS Investment Bank, strategic advising at Blackreef Capital, engineering and marketing at Azanda Network Devices, and engineering at Lucent Technologies. Mr. Raza also served as a board member at FIDO Alliance, an alliance of leading technology companies to enhance user security and authentication. Mr. Raza holds a B.S. in Electrical Engineering from Valparaiso University, an M. Eng. in Electrical Engineering from Cornell University, and an M.B.A. from The Wharton School at the University of Pennsylvania.

Kimon W. Michaels, Ph.D., one of our founders, has served as Vice President, Products and Solutions since July 2010 and was designated as an Executive Vice President in February 2019. Dr. Michaels served as Vice President, Design for Manufacturability from June 2007 through June 2010. Prior to that, Dr. Michaels served as Vice President, Field Operations for Manufacturing Process Solutions from January 2006 through May 2007, and has served as a director on our Board of Directors since November 1995. From March 1993 through December 2005, he served in various vice presidential capacities. He also served as Chief Financial Officer of the Company from November 1995 to July 1998. Dr. Michaels received a B.S. in Electrical Engineering, an M.S. E.C.E. and a Ph.D. E.C.E. from Carnegie Mellon University.

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

The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC.

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

Risks Associated with Our Business

Our significant research and development investment may nonetheless fail to keep pace with technological changes or ensure that our offerings meet market needs, which would adversely impact our business, financial condition, or results of operations.

As part of the evolution of our business, we have made and continue to make substantial investments in research and development of our products and services, including, in particular, our DFI system and Exensio and Sapience software. New competitors, changes to existing contracts with licensed technology, any companies, products, or services that we may acquire, technological advances in the semiconductor industry and adjacent markets, and other competitive factors have required us and may continue to require us to invest significantly greater resources than we anticipated. For example, following our acquisition in July 2023 of Lantern Machinery Analytics, Inc., an early-stage battery solutions provider, we invested in research and development to expand the application of our existing products and services to battery manufacturers. If we do not anticipate and address technological changes in our industry or our offerings fail to meet market demand, the corresponding additional revenue we anticipate may not materialize, we may not recoup our investment or capture the market share we anticipate, we may lose our competitive position, and our products may become obsolete, which would adversely impact our business, financial condition and results of operations. Additionally, our periodic research and development expenses may be independent of our level of revenue, which could negatively impact our financial results.

If we enable access to hosted software or begin performing services ahead of a signed contract or amendment to an existing contract, and the final terms are not as favorable as we expected or the customer delays entering, or decides not to enter, into the contract or amendment, our results of operations could be harmed in the short term or overall and recognition of related revenue could be delayed or not occur at all.

If we are unable to close new engagements or amendments to existing contracts on terms favorable to us, in a timely manner, or at all, including in cases where we have incurred costs or assigned engineering resources in advance of entering into such engagements or amendments, our revenues may fall short of expectations and other revenue opportunities may have been delayed or lost. Further, the timing and length of negotiations required to enter into agreements with our customers and the enforcement of our complex contractual provisions is difficult to predict. If we do not successfully negotiate certain key complex contractual provisions, if there are disputes regarding such provisions, or if they are not enforceable as we intended, our revenues and results of operations would suffer. Further, our customers sometimes delay starting negotiations until they begin developing a new process, have a need for a new product, or experience specific yield issues. This means that, in certain instances we have continued, and may continue to provide technology and services under preliminary documentation before executing the final contract. In these cases, we would not recognize revenue and may defer associated costs until execution of a final contract, which, if significant, could negatively impact our results of operations in the periods before we execute a final contract. Further, if we were to incur significant costs and then fail to enter into a final contract, we would have to write-off such deferred costs in the period in which the negotiations ended, which would increase our costs and expenses and could result in significant operating losses.

We rely on sole-source providers for certain software as well as for specialized parts for our eProbe hardware and supply-chain delays or disruptions could increase our costs or impact our ability to provide complete software solutions or to build additional hardware tools or meet customer expectations or deadlines, which could result in lost sales and lower earnings.

We provide some enabling technology under license and support from sole-source providers and some of our vendors provide highly specialized, differentiated products and services related to our eProbe system. In the event these licensors or vendors delay or discontinue providing such products and services to us, it may be difficult and costly or impossible for us to replace such suppliers or parts. In the case of licensed software, this could impact our ability to grow our sales or to meet the support expectations of our customers and we may need to resort to legal action, which could limit our future sales, harm our reputation, increase our costs, and harm our earnings. For example, in November 2023, a provider of enabling technology abruptly stopped providing maintenance and support of their software product to us. As a result, we resorted to legal action, which caused us to incur increased legal expenses beginning in the fourth quarter of 2023. The matter is ongoing, and the long-term impact of this provider’s actions on our business and our customers is unknown at this time. In the case of vendors related to our eProbe tool, such disruptions or delays could delay or stop our ability to complete and deliver our DFI systems as currently designed to our customers, which would negatively impact our bookings and revenue related to such systems. In addition, such delays or disruptions to our supply chain could significantly increase our component costs, or personnel-related costs if we need to build a replacement solution in the case of certain software elements, and could impact our ability to build future generations or models of our eProbe tools, any of which would decrease or delay our sales, earnings, and liquidity and could otherwise adversely affect our business and result in increased costs. Such a delay or disruption could occur as a result of any number of events, including, but not limited to: failure to comply with existing contracts, higher priority alternative buyers, inflation and global interest rates increasing component costs, a closure or slowdown at our suppliers’ plants or shipping delays, market shortages for critical components, increases in prices, the imposition of regulations, quotas, embargoes or tariffs on components or our products, labor stoppages or shortages, our suppliers’ supply chain disruptions, third-party interference, cyberattacks, severe weather conditions including the adverse effects of climate change-related events, geopolitical developments, war or terrorism, and disruptions in utilities and other services. In addition, the development, licensing, or acquisition of new products in the future may increase the complexity of supply chain management. Failure to effectively manage our supply of components and products could adversely affect our business.

Our fixed-fee services for product or system installations/configurations or specified upgrades may take longer than budgeted or need to be rescoped, which could slow our revenue recognition and may result in a lost contract or a claim of breach by our customers, which would negatively affect our financial and operating results.

Our fixed-fee services, including for Characterization and enterprise software deployments, require a team of engineers to collaborate with our customers to address complex issues by using our software and other technologies, and the installation and configuration of our software into our customers’ fabrication and test/assembly facilities requires experienced engineers working with our customers on active foundry and test/assembly equipment. We must accurately estimate the amount of time and resources needed to complete these types of services to determine when the engineers will be able to commence their next engagement. In addition, our accounting for contracts with such services, which generate fixed fees, sometimes requires adjustments to profit and loss based on revised estimates during the performance of the contract. These adjustments may have a material effect on our results of operations in the period in which they are made. The estimates giving rise to these risks, which are inherent in fixed-price contracts, include the forecasting of costs and schedules, and contract revenues related to contract performance. Services for system installations/configurations or specified upgrades may take longer than budgeted or need to be rescoped, which could impact our ability to deliver services on schedule. If we fail to meet a customer’s expectations or fixed milestones or delivery timelines, the customer could terminate their contract with us or claim that we breached our obligations, which could negatively affect our financial and operating results.

Our ability to sell our products, systems, and solutions depends in part on the quality of our support and services offerings, and the failure to offer high-quality support and services could negatively affect our sales and results of operations.

Once our products are integrated within our customers’ hardware and software systems, our customers may depend on our support organization to resolve any issues relating to our products. Further, in connection with delivering our SaaS Services, which requires us to maintain adequate server hardware and internet infrastructure, including system redundancies, we are required to meet contractual uptime obligations. A high level of system and support is critical for the successful marketing and sale of our products. If we do not effectively provide subscription access to our SaaS customers, assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective on-going support and the privacy and data security capabilities required by our customers, we may face contractual penalties or customers may not renew subscriptions or services in the future, which would negatively impact our results of operations. In addition, due to our international operations, our system and support organization faces challenges associated with delivering support, hours that support is available, training, and documentation where the user’s native language may not be English. If we fail to maintain high-quality support and services or fail to adequately address our customers’ support needs, our customers may choose our competitors’ products instead of ours, which would negatively affect our revenues and results of operations.

Defects in our software, hardware and other proprietary technologies, and failure to effectively remedy any such defects could decrease our revenue and our competitive market share.

If the software, hardware, or other proprietary technologies we provide to customers contain defects that negatively impact customers’ ability to use our products and services, increase our customers’ cost of goods sold or time-to-market, or damage our customers’ property, such defects could significantly decrease the market acceptance of our products and services and could result in warranty or other claims. We must adequately train our new personnel, especially our customer service and technical support personnel, to effectively and accurately, respond to and support our customers. If we fail to do this, it could lead to dissatisfaction among our customers, which could slow our growth. Further, the cost of support resources required to remedy any defects in our software, hardware and other proprietary technologies could exceed our expectations.

We have and may further incorporate ML, AI and related technologies (“AI Technologies”) in product development, or into our platform, offerings, services and features, and these technologies may become more important in our operations over time. If the content, analyses, recommendations, or other output that AI Technologies assist in producing are or are alleged to be deficient, inaccurate, or imprecise, our business, financial condition, and results of operations may be adversely affected. Any actual or perceived defects with our software, hardware, or other proprietary technologies may also hinder our ability to attract or retain industry partners or customers, leading to a decrease in our revenue. These defects are frequently found during the period following introduction of new software, hardware, or proprietary technologies or enhancements to existing software, hardware, or proprietary technologies, which means that we may not discover the errors or defects until after customer implementation, if at all. If our software, hardware, or other proprietary technologies contain errors or defects, it could require us to expend significant resources to remedy these problems and defend/indemnify claims, which could reduce margins and result in the diversion of technical and other resources from our other customer implementations and development efforts.

Objectionable disclosure of our customers’ confidential information or our failure to comply with our customers’ security rules, including for those related to SaaS access, AI Technology use, or our on-site access, could result in costly litigation, cause us to lose existing and potential customers, or otherwise negatively impact on-going business with existing customers.

In the course of providing SaaS or other services engagements, we may collect customers’ product, process, and test information, personally-identifiable data about their employees needed to administer licenses, and other confidential information. Our customers consider most of this information to be competitively sensitive and, in some cases, require us to comply with strict protection frameworks, including security rules for on-site or remote access to, hosting of, or transfer of their confidential information. As a result of increased regulatory and customer scrutiny of all data processing activities, as well as increasing and evolving regulation of such practices, we have security obligations on how we collect, transfer and use data (including personal data), which could require us to expend money and resources to comply with those requirements, and if compromised, could have a material adverse effect on our business, financial condition, and results of operations, including the potential for regulatory investigations, enforcement actions, lawsuits, and a loss of business and a degradation of our reputation. If we fail to implement industry standard protections and processing procedures, the growing awareness of our customers and potential customers regarding privacy and data security requirements and/or adverse media coverage or regulatory scrutiny could limit the use and adoption of our services. In addition, to avoid potential disclosure of confidential information to competitors, some of our customers may, in the future, ask us not to work with key products or processes, which could limit our revenue opportunities.

If the third-party AI technologies we use for research and development purposes misuse or fail to properly protect the data we input or if an employee inputs our or our customers’ confidential information into an AI system that is not behind our corporate firewall or with which we do not have terms limiting the use of inputs, it may result in the unauthorized disclosure of sensitive, proprietary, or confidential information belonging to us or our customers. For example, if the information input into a third-party AI technology system is used to train the underlying AI models, such inputs could be revealed to others. The third-party AI technologies may also provide outputs that appear to be correct but are incomplete, inaccurate, or otherwise flawed and may lead us to make erroneous decisions or recommendations to customers, which could result in harm to our reputation and competitive position, customer loss, and legal liability.

We generate a significant portion of our revenues from a limited number of customers, and a large percentage of our revenues from one customer, so defaults or decreased business with, or the loss of, any one of these customers, or pricing pressure, or customer consolidation could significantly reduce our revenues or margins and negatively impact our results of operations.

Historically, we have had a small number of large customers that contribute significant revenues. In the year ended December 31, 2024, two customers accounted for 31% of our total revenues. We have in the past and could in the future lose a customer due to its decision not to develop or produce its own future process node or not to engage us on future process nodes. We could also lose customers as a result of industry factors, including but not limited to reduced manufacturing volume or consolidation. Consolidation among our customers could also lead to increased customer bargaining power, or reduced customer spending on software and services. Further, new business may be delayed or prevented if a key customer uses its leverage to insist on terms that are worse for us and we delay entering into the contract to negotiate for better terms or decide not to enter into the contract at all, in which case revenue in any particular quarter or year may fail to meet expectations and our reliance on our remaining customers could increase.

Further, if any of our key customers default, declare bankruptcy or otherwise delay or fail to pay amounts owed, or we otherwise have a dispute with any of these customers, our results of operations would be negatively affected in the short term and possibly the long term. For example, excluding contingent fee arrangements, we incurred substantial expenses related to the arbitration with SMIC New Technology Research & Development (Shanghai) Corporation due to SMIC’s failure to pay fees due to us under a series of contracts. In 2025, if we are awarded any contract fees under the arbitration, we will incur additional expenses related to legal fees that are contingent on such a favorable result, which may be substantial depending on the size of any award. The loss of revenue from any of our key customers would cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers or reassign resources.

If we do not continuously meet our development milestones of key research and development projects or market adoption of our DFI system fails to meet our expectations, our future market opportunity and revenues will suffer, and our costs may not be recouped.

We have invested significantly in the design and development of our eProbe tool and related IP. Key customers failing to purchase, renew, or expand the number or use of such systems on our expected timeline or at all will cause our results to miss expectations. Also, if customers are not able to achieve the results they expect using our DFI system, including new applications, customers may not continue to adopt this system or such applications as we expect, or at all, and we may miss the market opportunity and not recoup our investment. Further, our eProbe tool could cause unexpected damage to wafers or delay processing wafers, which we could be liable for, or which could make customers unwilling to use the tool. If we are not able to create significant interest and show reliable and useful results without significant damage to wafers, our investment may not be recouped and our future results may suffer.

We are required to comply with governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets.

We are required to comply with export controls and economic sanctions laws and regulations that restrict selling, shipping, or transmitting our products and services, transferring our technology outside the United States, or certain U.S. person activities regarding certain end-users or end-uses. These requirements also restrict domestic release of software and technology to foreign nationals. In addition, we are subject to customs and other import requirements that regulate imports that are important for our business. If we fail to comply with the U.S. Export Administration Regulations (“EAR”) or other U.S. or non-U.S. export or economic sanctions laws and regulations (collectively, “Export Regulations”), we could be subject to substantial civil and criminal penalties, including fines for the Company and the possible loss of the ability to engage in exporting and other international transactions. Due to the nature of our business and technology, Export Regulations may also subject us to governmental inquiries regarding transactions between us and certain foreign entities.

Export Regulations are fluid, complex, and uncertain, and there are ongoing efforts throughout the industry in coordination with regulators to revise, clarify, and interpret Export Regulations. The U.S. Congress and regulators continue to consider significant changes in laws and regulations. For example, the U.S. government is reportedly considering whether and/or how to impose restrictions directly on cloud-hosted services and further restrictions directly on U.S. person activity. We cannot predict the impact that additional legal changes may have on our business in the future. For example, the U.S. Bureau of Industry and Security (“BIS”) recently extended controls to renewal licenses for certain lawfully delivered products that would have changed status under new regulations and designations, causing us to decline certain renewals. Also, BIS has placed certain entities on and frequently adds entities to its entity list (the “Entity List”), which restricts supply of items to or in connection with the named entities and impacts our ability to transact business with certain customers. Further, in some circumstances Export Regulations require a license to export an item if the recipient will use the item to design or produce an item for a Huawei-affiliated company or certain other organizations on the Entity List. These regulations can also require licenses for exports that involve Chinese military or intelligence-related end users or end uses.

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

Our Integrated Yield Ramp revenue includes amounts largely determined by variable wafer volumes at manufacturing sites covered by our contracts and, in some cases, determined by the volume of an IC product that our customer is able to sell to its customers. Both of these factors are outside of our control. In recent years, we saw significant reduction in our Integrated Yield Ramp revenue due to these trends. Further, some of our manufacturing customers’ business is largely dependent on customers that use our manufacturing customer as a second or third source. If those customers consolidate and/or otherwise move the orders to manufacturing facilities not covered by our contracts, or suspend their manufacturing at covered facilities for any reason, including consolidation, our Integrated Yield Ramp revenue will continue to decrease, which could negatively affect our financial results. Further, reduced demand for semiconductor products or protectionist policies like those stemming from the complex relationships among China, Hong Kong, Taiwan, and the United States has from time to time decreased and may continue to decrease the volume of wafers and, in some cases, products our customers are able to make or sell, which would also decrease our Integrated Yield Ramp revenue. Also, our customers may unilaterally decide to implement changes to their manufacturing processes during the period that volume is covered by royalty contracts, which could negatively affect yield results and, thus, our Integrated Yield Ramp revenue.

Since we currently work on a small number of large projects at specified manufacturing sites and, in some cases, on specific IC products, our results of operations have been and may continue to be adversely affected by negative changes at those sites or in those products, including slowdowns in manufacturing due to external factors, such as U.S. trade restrictions, tariffs, rising inflation and global interest rates, or continued or worsening supply chain disruptions. Also, if wafer orders from sites covered by our contracts are not secured by our customers, if an end product does not achieve commercial viability, if a process line or, in some cases, a specific product, does not achieve significant increases in yield or sustain significant volume manufacturing during the time we receive royalties, revenues associated with such volumes or products would be negatively impacted. This could significantly reduce our Integrated Yield Ramp revenue and our results of operations could fail to meet expectations. In addition, if we work with two directly competitive manufacturing facilities or products, volume in one may offset volume, and thus any of our related revenue, in the other facility or product.

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

Global economic or geopolitical conditions or semiconductor market conditions could materially adversely impact demand for our products and services, decrease our sales, or delay our sales cycle.

Our customers are global semiconductor companies, which means that our operations and performance depend significantly on worldwide economic and geopolitical conditions as well as semiconductor market specific changes. Current global economic conditions and uncertainty about future conditions including war, terrorism, geopolitical uncertainties and other business interruptions could result in damage to, disruption, postponement or cancellation of sales of our products or services on a global or regional basis. Furthermore, tariffs, trade controls, export and import regulations, tighter credit, higher interest rates, inflationary concerns, large-scale unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors could have a material adverse effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition and/or vendors with which we do business. For example, the timing of the build-out of the semiconductor market in China depends significantly on governmental funding on both local and national levels and a delay in this funding could negatively affect our revenues. Further, the U.S. federal government has recently stated its intention to change U.S. trade policy, including potentially renegotiating or terminating existing trade agreements and leveraging tariffs. In February 2025, the U.S. imposed additional tariffs on imports from China and announced and subsequently paused implementation of tariffs on imports from Canada and Mexico. These additional tariffs, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies, have introduced significant uncertainty into the market and may affect the prices of and demand for our and our customers’ products. Further, the semiconductor industry historically has been volatile with up cycles and down cycles, due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ IC products by consumers, inventory levels relative to demand, and access to affordable capital. As a result of the various factors that affect this volatility, the timing and length of any cycles can be difficult to predict and could be longer than anticipated. Any of these events could negatively affect our revenues and make it challenging or impossible for us to deliver products and services to our customers forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. Customers with liquidity issues may also lead to additional credit losses.

We face challenges in providing a comprehensive solution outside of the semiconductor industry due to limitations on the business areas in which we can use current third-party licensed technology, which may make it prohibitively expensive to sell our solution for applications outside of our traditional industry.

Since certain of our current software requires commercially-available, third-party programs to run as intended and some of our contracts with licensors limit the industry in which we can resell such third-party programs, we face challenges to provide a comprehensive solution to battery manufacturers. If we or our customers are unable to procure required third-party programs that can be used in connection with our products for battery manufacturing, or the cost to do so is higher than expected, we may miss the market opportunity, which would mean lower sales than expected, or our costs may be higher, which would mean lower earnings than expected.  Further, if we are unable to develop a suitable product that is not limited by such third-party restrictions and meets the market’s needs or the costs to do so is higher, or the time required to do so, is longer than expected, we may lose future business opportunities and our results of operations will suffer.

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

We and our third-party service providers are exposed to risks related to information technology infrastructure, information management and protection, cybersecurity threats, and cyber incidents; if we or our third-party providers fail to protect confidential information and/or experience a cyber incident, there may be damage to our brand and reputation, material financial penalties, and legal liability.

We are heavily reliant on our systems, hardware, software, technology infrastructure, online sites, networks, and the public cloud to an increasing degree, to provide our products and services to our customers (collectively, “IT Systems”). Additionally, we must frequently expand our IT Systems to meet increasing demand in storage, computing and communication, which results in increased costs. Our IT Systems are expensive to expand and must be highly secure due to the sensitive nature of the information that we, and certain of our third-party providers, collect, maintain and process. This includes information about customers, employees, business partners and others, as well as proprietary information belonging to our business or that of our customers such as trade secrets (collectively, “Confidential Information”).

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, deep-fake impersonations, physical breaches, or other events or developments that we may be unable to anticipate or fail to mitigate. Bad actors use widely available access to generative AI technology for more sophisticated and frequent cyber-attacks or fraudulent impersonations against us. In addition, any integration of AI in our or any service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. These attacks could come from either advanced persistent threat actors, state-sponsored organizations, opportunistic hackers, hacktivists, or other individual organized or unorganized malicious actors. The expense to purchase, update, and configure security information systems to detect and/or neutralize increasingly complex and sophisticated attacks increases our costs and, failure to acquire the right expertise or systems may leave us vulnerable to attacks, which could expose Confidential Information, result in liability and have a negative impact on our reputation and business opportunity. In addition, companies that we acquire may have cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to significant cybersecurity, operational, and financial risks. We are also subject to risks related to continued support of our employees’ remote or hybrid work environment, which creates additional information security vulnerabilities and/or magnifies the impact of any disruption in our IT Systems.

We rely on third-party service providers to enable key services to our customers, including for cloud services, enterprise software, customer support portal software, and co-location computing facilities. We have experienced in the past, and may experience in the future, interruptions in our IT Systems on which our global operations depend or unplanned downtime of the infrastructure that delivers our SaaS. Such an unplanned interruption, even if temporary, could stop SaaS customers from accessing their hosted data or on-premise customers from downloading licensed software or critical security patches, or from accessing our support portal, which could mean that we may not meet our contractual commitments for such services to customers, which could reduce our revenue, incur liability, or result in damage to our reputation and negatively impact future sales. Further, the IT Systems that store and process our and our customers’ Confidential Information is susceptible to continually evolving cybersecurity threats that become more complex over time, especially with the rapid evolution of AI technologies, and may not be recognized until launched against a target, all of which could result in unauthorized access to, or acquisition of, our data, and interruption or disruption of our business.

Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as bad actors are becoming increasingly sophisticated in using techniques and tools that circumvent security controls, evade detection, and remove forensic evidence. In addition, ransomware attacks are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational loss, diversion of funds, and may result in fines, litigation and unwanted media attention. As a result, we and our third-party service providers, with whom we share data, may be unable to anticipate these techniques or attacks or may not implement adequate preventative measures to prevent either unauthorized access to our IT Systems that could compromise Confidential Information or result in a disruption of our services. In particular, like our peers, we are often the target of cyber-attacks by third parties seeking unauthorized access to Confidential Information, or to disrupt our ability to provide services. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Furthermore, given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. When we experience a security incident, we have to conduct an investigation and may need to notify individuals, customers, partners, service providers and state, federal or local governmental authorities and regulators in the U.S. or elsewhere around the world.  In addition, any controls issues found during security assessment of our systems required by our customers and technical partners may result in disclosure to customers and potential customers and cause customers to re-evaluate their purchasing or renewal decisions, which could cause us to lose sales. Accordingly, any adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information may lead to significant costs and fees for legal advice, investigation support, remediation, and result in legal risk exposure (such as class actions), regulatory investigations and enforcement actions, fines and penalties, damage and harm to our reputation, and impact on our ability to keep and attract customers. Any or all of the foregoing could materially adversely affect our business, results of operations, and financial condition. Our insurance policies may not cover losses incurred in the event our systems or data are comprised, and they are subject to retention amounts that could be substantial. Moreover, we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

We and our customers are subject to laws and regulations concerning data privacy, data security, consumer protection, and advertising and these laws and regulations are continually evolving, which exposes us to potential material risks, including significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition.

We collect, use, store or disclose (collectively, “process”) information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”), including from employees and customers, in connection with the operation of our business. The Personal Information we process is subject to an increasing number of federal, state, local and non-U.S. laws, rules, regulations, industry standards, and other requirements regarding privacy and data security, including in some cases the EU General Data Protection Regulation, the UK General Data Protection Regulation and the UK Data Protection Act, as well as contractual commitments with our customers. These laws require us to adhere to certain disclosure restrictions and deletion obligations with respect to Personal Information, and allow for penalties for violations and, in some cases, a private right of action. These laws also impose transparency and other obligations with respect to Personal Information and provide individuals with similar rights with respect to their Personal Information. We have invested, and continue to invest, human and technology resources in our efforts to comply with such requirements that are time-intensive and costly. The application and interpretation of such requirements are constantly evolving and are subject to change, creating a complex compliance environment. In some cases, these requirements may be either unclear in their interpretation and application or they may have inconsistent or conflicting requirements with each other. If we underestimate the cost of compliance, we may have to divert resources and increase spending, which could adversely impact our financial results and any non-compliance could cause us to lose business, which would decrease our revenues. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security in the United States and elsewhere, including in relation to cybersecurity incidents. In addition, some such requirements place restrictions on our ability to process Personal Information across our business or across country borders. Any failure or perceived failure by us to comply with such obligations may result in governmental investigations or enforcement actions, fines, litigation or legal proceedings (including class actions), or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our reputation, results of operations, financial condition, and business. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. These proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. In the United States, we are subject to numerous federal, state and local data privacy and security laws and regulations governing the processing of information about individuals, including federal laws and state privacy laws, marketing and communications laws, laws regarding credit reports, data breach notification laws, and consumer protection laws, many of which carry significant potential for active enforcement and penalties. For example, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws. We are also subject to a patchwork of overlapping but different state privacy laws.

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

Competition in the market for data services and analytics and related systems and services may intensify in the future, which could impede our ability to grow or execute our strategy.

Our industry is marked by rapid technological developments and innovations (such as the use of AI and ML) and evolving industry standards. If we are unable to innovate quickly enough to keep pace with our competitors in incorporating such technological developments in our product offerings, our business could be harmed. See the discussion in “Competition” in Part 1, Item 1. “Business” section for more information about our current competitors. There may be other competitors of which we are not aware, and we may compete with the products or offerings of our existing competitor companies or additional companies if we expand our offerings through acquisitions or development. The demand for solutions that address the need for better integration between the silicon design and manufacturing processes and the need for insight into performance of those manufacturing processes may encourage new direct competitors to enter our market. Increased competition could lead to increased pricing pressure, negatively impacting our revenues, or a decreased ability to grow or execute our strategy. Also, our current and potential customers may choose to develop their own solutions internally or through another source, particularly if we are slow in deploying our solutions or improving them to meet market needs. These and other competitors may be able to operate with a lower cost structure than our engineering organization, which would give any such competitor’s products a competitive advantage over our solutions.

Use of generative AI and other advanced AI Technologies for software development may subject us to claims of misappropriation of others’ IP, bugs/errors, and ambiguous ownership of created content.

Uncertainty around new and emerging AI technologies such as generative AI technology content creation may require additional investment to protect our proprietary datasets, ML models, and systems to test for accuracy, bias and other variables, which may be costly and could impact our profit margin if we decide to expand generative AI into our product offerings. Acquiring licenses to programs to check programs written with the help of AI technologies, including determining whether such programs are secure and reliable, may also increase the cost profile of our offerings. Additionally, we could be liable for any inaccuracies or errors in software that we release that causes downtime or other damage to our customers’ facilities or production lines, which could greatly increase our expenses and decrease our earnings.

Use of open-source software (“OSS”) together with our products exposes us to potential legal liability and could negatively affect our ability to protect our intellectual property, and if support and updates for the OSS that we currently use in providing our products and services is not available to us, our financial results could be negatively impacted.

We use open-source software (“OSS”) in delivering products and services to our customers and in some cases are not able to obtain support or updates for some programs. Change of terms for support for OSS, or lack of support or updates for such OSS, could significantly increase our costs to deliver our products and services or cause a temporary or long-term disruption in our ability to use such OSS in our products and services or make it harder or impossible to mitigate vulnerabilities or risks associated with such software. This could negatively impact customers’ perception of our security or quality, cause us to lose business, or adversely impact our financial results.

From time to time, companies that use OSS have faced claims challenging the use of OSS or compliance with open source license terms, and we could be subject to such lawsuits. The terms of many OSS licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our provision of our products and services.  Litigation could be costly for us to defend, harm our business, results of operations or financial condition or require us to devote additional research and development resources to change our platform.

In addition, if we were to combine our proprietary software with OSS in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software. If we inappropriately use OSS, we may be required to re-engineer parts of our platform, extract the OSS at issue or take other remedial actions. In addition to risks related to license requirements, use of certain OSS can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, indemnities or controls on the origin of software equivalent to those provided by third-party commercial software providers. Any of the foregoing could adversely impact the value or enforceability of our intellectual property, and materially adversely affect our business, results of operations, and financial condition.

Risks Related to Our Operations

We face operational and financial risks associated with international customers and operations that could negatively impact our revenues.

We have customers globally and our standard operations include development, distribution processes, software download sites, and professional service centers and processes in various geographies around the world, including employees and contractors located in Shanghai, China and Ramallah, Palestine, Israel, and Taiwan. Any of the following could disrupt or limit our business opportunities, the work our international employees and contractors perform, negatively affect the range of services we are able to provide from anywhere, or increase our cost for such services:

●	changing circumstances in China regarding investments in the semiconductor industry by both private and public entities within China, which if the level of investments is substantially reduced could limit our future growth potential;
●	limits on access (i) by some of our key engineers and other personnel that are foreign nationals to certain technical information under U.S. export laws or by certain of our customers, or (ii) by such individuals to the United States and other countries in which our customers or our offices may be located;
●	difficulties recruiting, training, and retaining qualified technical and managerial employees in non-U.S. offices, and actions taken by our local dealers and partners, for which we may be liable and incur penalties, legal expenses, or have to pay damages, which would negatively impact our results of operations;

●	greater difficulty in collecting accounts receivable from non-U.S. customers, resulting in longer collection periods, credit losses, and increased costs to collect;
●	inconsistencies among, and unexpected changes in, non-U.S. laws and regulatory environments, including, among others, those related to human resources, personal data, tax, protection of IP, corporate governance, and U.S laws and regulations related to anti-corruption, imports and exports, and trade and export controls, which could result in (i) substantial expense to us as we attempt to comply and resolve inconsistencies, (ii) liability for inadvertent or intentional breach, for example through fraudulent or negligent behavior of individual employees, and (iii) a requirement to make significant changes in our business operations or forego international business opportunities for a period of time or altogether, any of which could adversely affect our revenues or our overall business;
●	currency risk (i) due to certain of our payables and our international offices’ payables denominated in foreign currencies, including the Euro, Yen, and RMB, while predominantly all of our revenues is denominated in U.S. dollars, or (ii) in the event a larger portion of our revenues becomes denominated in foreign currencies, in either case, which could increase the cost in U.S. dollars to us or decrease the expected amount of revenues in U.S. dollars by the time of payment; or,
●	economic or political actions, policies, or instability, and the resulting restrictions and disruption to economic activity and business operations in such areas, which could potentially (i) interrupt our customers’ ability in such locations to make use of our products or services, or for our employees or contractors to provide services, (ii) impact our customers’ desire to buy local, or (iii) limit our ability to supply products, services and technologies to affected entities and countries, any of which may negatively impact our financial results.

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

Errors affecting our proprietary hardware and software systems located in customers’ or third-parties’ facilities could lead to liability for us, and any objection from such customers or third-parties or delay in providing us physical or logical access to such systems may adversely impact our ability to timely perform our contract obligations or lead to confidentiality, integrity, availability, security, or privacy controls exceptions.

In connection with our data services offerings, we rely on installing, configuring, and operating proprietary configurations of hardware and/or software systems in facilities owned and operated by customers and third parties around the world. If the customer or third-party facility owner/operator does not allow us to install, access and maintain, or otherwise operate our systems as intended, we may fail to timely fulfill our contractual obligations to, or expectations of, our customers or such third-party facility owner/operator. Also, any intentional or unintentional disruption of the operation of these proprietary systems may lead to customer or third-party facility owner/operator dissatisfaction, which could cause us to lose such site as a connected site or lose future bookings, which would reduce revenue and negatively impact our earnings. Additionally, any potential or actual malicious cybersecurity incident or accidental misconfiguration resulting in a data security incident involving these proprietary systems may require complex diagnosis and mitigation because they are located at customers’ and third-parties’ facilities and this may lead to delays, errors, lack of system availability, loss of our customers’ data integrity, or further unauthorized disclosure of customer or third-party confidential or personal data. Further, if our system causes downtime or other disruption or loss to such customer or third-party facility, we could be liable for damages associated with such event, which could increase our expenses and distract management, and cause other customers or third-party facilities to not want to work with us.

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

Delayed payment terms and unpaid accounts receivable will negatively impact our cash in the short term and if customers fail to pay unsecured accounts receivable for a significant time or at all, we may be required to write-off receivables or increase our expense or allowance for credit losses.

From time to time, we give customers delayed payment terms in connection with reaching final agreement on large contracts. When we do this, and if we continue to do it in the future on equal or larger total amounts, our cash is negatively impacted in the short-term. Since we generally do not require collateral or other security for accounts receivable, if customers fail to pay balances when due, in whole or part, we may incur additional expenses attempting to collect and our business relationship and future business with any such customer could suffer as a result of such collection efforts. We may also experience greater difficulty in collecting accounts receivable from non-U.S. customers, resulting in longer collection periods, credit losses, and increased costs to collect. If customers fail to pay at all, in whole or in part, we may have to write-off a portion or all of such receivables or to increase our expense or allowance for credit losses. Our accounts receivable balance, net of allowance for credit losses, was $73.6 million and $44.9 million as of December 31, 2024 and 2023, respectively. Unbilled accounts receivable, included in accounts receivable, totaled $23.0 million and $16.4 million as of December 31, 2024 and 2023, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding twelve-month period are recorded in other non-current assets and totaled $9.0 million and $1.1 million as of December 31, 2024 and 2023, respectively. Four customers accounted for 57% of our gross accounts receivable as of December 31, 2024, and two customers accounted for 50% of our gross accounts receivable as of December 31, 2023. The total allowance for credit losses was $0.9 million as of December 31, 2024 and 2023.

Tax Risks

Changes in tax laws, both within the United States and outside of the United States, could change our tax burden and adversely affect our business and financial condition.

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

We could lose the benefit of all or part of our deferred tax asset position, including the utilization of net operating loss and tax credit carryforwards, if we do not earn future taxable income in the applicable jurisdiction.

Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. We previously recorded a full valuation allowance against all of our U.S. federal and state deferred tax assets due to the uncertainty surrounding the future realization of these deferred tax assets. Therefore, no benefit has been recognized for the net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets. A portion of our net operating loss and tax credits could expire unused and be unavailable to reduce future income tax liabilities. We intend to continue maintaining a full valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. We evaluate our deferred tax assets for realizability each reporting period. If we delay or never release such valuation allowance , the corresponding benefit would be delayed or lost.

Risks Related to Our Strategic Transactions

If we do not realize the benefits of our strategic relationships after we have devote significant time and resources to developing them, it could have an adverse effect on our business and results of operations.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands, and competitive pressures. To this end, we have, from time to time, engaged in the process of identifying, analyzing, and negotiating possible acquisition transactions, and, from time to time, acquiring one or more businesses, and we expect to continue to do so in the future. We may, however, face competition for acquisition targets from larger or more established companies with greater financial resources, making it more difficult or more expensive for us to complete acquisitions. We may not be successful in completing and closing announced acquisitions, such as our planned acquisition of SecureWise LLC announced in February 2025, or in entering into future acquisitions on favorable terms, and we may not realize the benefits that we anticipate from one or more acquisitions that we do close. Integrating any business, product, technology, or service into our current operations could be expensive and time-consuming and/or disrupt our ongoing business. Further, there are numerous risks associated with acquisitions and potential acquisitions, including, but not limited to, problems combining the purchased operations, technologies or products, unanticipated costs, liabilities, litigation, and diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and where competitors in such markets have stronger market positions, initial dependence on unfamiliar supply chains or relatively small supply partners, failure of our due diligence processes to identify significant problems, liabilities or other challenges of an acquired company or technology, and the potential loss of key employees, customers, distributors, vendors, and other business partners of the companies we acquire.

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

In connection with certain acquisitions, we have in the past and may in the future issue common stock, or assume equity awards, that dilute the ownership of our current stockholders, use a substantial portion of our cash resources, assume liabilities (both known and unknown), record goodwill and amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, incur large and immediate write-offs and restructuring and other related expenses, or incur substantial amounts of debt, all of which could harm our financial condition and results of operations.

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

Our operating results vary quarter to quarter, which could result in not meeting investors’ expectations and stock price volatility.

Our stock price has been and may continue to be subject to fluctuations, including as a result of varying operating results, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and other factors beyond our control including macroeconomic factors. Our stock price may be adversely impacted by announcements related to financial results or forecasts that fail to meet or are inconsistent with earlier projections or the expectations of our securities analysts or investors, announcements of new products or acquisitions of new technologies by us, our competitors or our customers, or announcements of acquisitions, major transactions, litigation developments or management changes. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business or security of our products, can cause changes in our stock price. Also, significant volatility in our stock price could be followed by a securities class action lawsuit, which could result in substantial costs and a diversion of our management’s attention and resources.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, which could require significant resources in attempts to comply or expose us to legal liability if we fail to comply.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market, and the Financial Accounting Standards Board (“FASB”), as well as evolving investor, customer, employee and other stakeholder expectations around corporate governance, executive compensation and environmental and social practices and related disclosures. These rules, regulations and expectations continue to evolve in scope and complexity, and many new requirements have been created in response to laws enacted by U.S. and non-U.S. governments, making compliance more difficult and uncertain. For example, in January 2025, President Trump signed an executive order directing federal agencies to take steps to target diversity, equity and inclusion practices in the private sector, including directing each agency to identify up to nine opportune civil compliance investigations of publicly traded corporations, among others. We may be subject to increased litigation and regulatory scrutiny regarding these practices. We expect that changing rules and laws related to corporate governance, environmental and social matters, as well as increased enforcement actions by various governmental and regulatory agencies, will continue to increase the cost of our compliance and internal risk management programs, which could adversely affect our business, results of operations and financial condition.

Our business could be negatively affected as a result of actions of activist shareholders, and such activism could impact our stock price.

Publicly-traded companies have increasingly become subject to activist investor campaigns. Responding to actions of an activist investor may be a significant distraction for our management and staff and could require us to expend significant time and resources, including legal fees and potential proxy solicitation expenses. Any of these conditions could materially adversely affect our financial performance and stock price.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks, intellectual property theft, fraud, extortion, harm to employees or customers, violation of privacy or security laws and other litigation and legal risk, and reputational risks. We have implemented several cybersecurity processes, technologies, and controls in an effort to assess, identify, and manage such material risks.

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

We also have a cybersecurity specific risk assessment process, which helps identify our cybersecurity threat risks. As part of this process, and our processes aimed at providing for the availability of critical data and systems, maintaining regulatory compliance, identifying and managing our risks from cybersecurity threats, and protecting against, detecting, and responding to cybersecurity incidents, as such term is defined in Item 106(a) of Regulation S-K, we undertake the below listed activities, among others:

●	maintain a risk register and risk assessment process based on The National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (however, this does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST Cybersecurity Framework as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business);
●	use various third-party software testing products and services designed to test and assess the security of our software;
●	closely monitor emerging data protection laws and implement changes to our processes designed to comply with such laws;
●	undertake an annual review of our policies and statements related to cybersecurity;
●	proactively inform our customers of substantive changes related to customer data handling through disclosures in our SOC 2 Type 2 report or other contractually mandated disclosures;
●	conduct annual cybersecurity training for employees and contractors with access to PDF systems and sensitive data;
●	conduct incident management training and practice for individuals with responsibilities responding to a cyber incident;

●	conduct regular phishing email simulations for employees and contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats;
●	use findings and root cause analysis of cybersecurity incidents to improve our cybersecurity processes and technologies;
●	maintain technologies designed to provide network and endpoint monitoring, regular vulnerability assessments, and annual penetration testing to improve our information systems, as such term is defined in Item 106(a) of Regulation S-K;
●	carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident;
●	maintain an employee handbook, Code of Conduct, and Acceptable Use policy that makes clear the importance of cybersecurity and protection of PDF and customer intellectual property; and
●	our incident response policy and plan specify the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal and reporting obligations and mitigate brand and reputational damage. We regularly exercise and update the plan after actual incident responses or simulated incident response scenarios.

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

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the headings “We, and our third-party service providers, are exposed to risks related to information technology infrastructure, information management and protection, cybersecurity threats, and cyber incident; if we or our third-party providers fail to protect confidential information and/or experience a cyber incident, there may be damage to our brand and reputation, material financial penalties, and legal liability.” and “Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters that could expose us to numerous risks.” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

For more than 5 years, we have not identified any known cybersecurity threats including as a result of any prior cybersecurity incidents, that have materially impacted us, including the expenses we have incurred from cybersecurity incidents that were immaterial. This includes penalties and settlements, of which there were none. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

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

Our Audit Committee is regularly involved in reviewing cybersecurity risk management. At least quarterly, the Vice President of Operations presents and reviews key security metrics with the Audit Committee including a review of cyber-security events, cybersecurity initiatives and new or developing cybersecurity risks relevant to the business. The Audit Committee, which comprises at least two individuals with experience in cybersecurity and related matters, meets with these members of senior management to review our information technology and data security policies and practices, and to assess current and projected threats, cybersecurity incidents, and related risks. Our Vice President of Operations reports directly to our executive management team and advises the company on cybersecurity risks and assesses the effectiveness of information technology and information security processes and business policies impacting our overall cybersecurity risk.

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

Our Incident Response Policy is reviewed annually and documents the controls and procedures for timely and accurate reporting of material cybersecurity incidents to the relevant parties, including the Audit Committee when applicable. Our Incident Response Team leads the response to any reported cybersecurity event and comprises experts from Engineering, Information Technology, Legal, Cloud Operations, and Network Security.

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

On May 6, 2020, the Company initiated an arbitration proceeding with the Hong Kong International Arbitration Center (the “Tribunal”) against SMIC New Technology Research & Development (Shanghai) Corporation (“SMIC”) due to SMIC’s failure to pay fees due to the Company under a series of contracts. The Company seeks to recover the unpaid fees, a declaration requiring SMIC to pay fees under the contracts in the future (or a lump sum payment to end the contract), and costs associated with bringing the arbitration proceeding. SMIC denies liability and an arbitration hearing was held in February 2023. Final written submissions were submitted by the parties at the end of August 2023, and the parties submitted answers to the Tribunal’s final questions in August 2024. The Company is awaiting the Tribunal’s decision on a judgment.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq Global Market under the symbol “PDFS.” As of February 21, 2025, we had approximately 24 stockholders of record. The number of stockholders of record does not include individuals whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

No cash dividends were declared or paid in 2024, 2023 and 2022. We currently intend to retain all available funds to finance future growth, product development, and stock repurchases and, therefore, do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Stock Performance Graph

The performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of PDF Solutions under the Securities Act or the Exchange Act.

The following graph and tables compare the cumulative total stockholder return data for our stock since December 31, 2019, to the cumulative return over such period of (i) The Nasdaq Composite Index and (ii) The S&P 600 Information Technology (Sector) (TR) Index. The graph assumes that $100 was invested on December 31, 2019. The graph and tables further assume that such amount was initially invested in the Common Stock of the Company at a per share price of $16.89 (closing price on December 31, 2019) and that any dividends were reinvested. This performance graph and the corresponding tables are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance on the following graph and tables is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among PDF Solutions, Inc., the NASDAQ Composite Index

and the S&P 600 Information Technology (Sector) TR

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 11, 2022, the Board of Directors adopted a stock repurchase program (the “2022 Program”) to repurchase up to $35.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. No shares were repurchased by the Company in the fourth quarter of 2024.

The 2022 Program expired on April 11, 2024, and on April 15, 2024, the Board of Directors adopted a new repurchase program (the “2024 Program”) to repurchase up to $40.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The 2024 Program does not obligate the Company to acquire a minimum amount of shares and may be modified, suspended or terminated without prior notice. The Company has not repurchased any shares under the 2024 Program.

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s common stock during the fourth quarter ended December 31, 2024.

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

Industry Trends

Certain trends may affect our Analytics revenue specifically. In particular, the confluence of Industry 4.0 (i.e. the fourth industrial revolution, or the automation and data exchange in manufacturing technologies and processes) and cloud computing (i.e. the on-demand availability of computing resources and data storage without direct active management by the user) is driving increased innovation in semiconductor and electronics manufacturing and analytics, as well as in the organization of information technology (“IT”) networks and computing at semiconductor and electronics companies across the ecosystem. First, the ubiquity of wireless connectivity and sensor technology enables any manufacturing company to augment its factories and visualize its entire production line. In parallel, the cost per terabyte of data storage has generally decreased over time. The combination of these two trends means that more data is collected and stored than ever before. Further, semiconductor companies are striving to analyze these very large data sets in real-time to make rapid decisions that measurably improve manufacturing efficiency and quality. In parallel, the traditional practice of on-site data storage, even for highly sensitive data, is changing. The ability to cost-effectively and securely store, analyze, and retrieve massive quantities of data from the cloud versus on-premise enables data to be utilized across a much broader population of users, frequently resulting in greater demands on analytics programs. The combination of these latter two trends means that cloud-based, analytics programs that effectively manage identity management, physical security, and data protection are increasingly in demand for insights and efficiencies across the organizations of these companies. We believe that all these trends will continue for the next few years, and the challenges involved in adopting Industry 4.0 and secure cloud computing will create opportunities for our combination of advanced analytics capabilities, proven and established supporting infrastructure, and professional services to configure our products to meet customers’ specialized needs.

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

There are other global or business trends that may affect our business opportunities generally as follows:

●	Macroeconomy, inventories, and demand. The worldwide economic performance is uneven, and the possibility of a recession persists, leading to uneven demand. Inventories of semiconductor devices remain elevated in some instances. With high inventories and soft demand for some product segments, some semiconductor fab utilization rates are also low and semiconductor capital equipment orders have been impacted for some vendors and market segments. As a result, some purchase cycles, especially for enterprise software and capital equipment and particularly with respect to larger deals, have lengthened in recent years and may continue to do so.
●	Changing export controls and sanctions. The U.S. government continues to expand and intensify export controls and sanctions, with a major focus on the destinations of and/or entities in the People’s Republic of China (“P.R.C.”), Russian Federation, and Belarus. Some customers in the P.R.C., in particular, have expressed concerns to us that continued action by the U.S. government could potentially interrupt their ability to make use of our products or services, which has in some cases, and could in the future, negatively impact the demand for our products and services by these customers. Recent additions to regulations include expansion of special Foreign Direct Product Rules, which extend the reach of the EAR to certain foreign-made products produced with certain U.S. items in certain cases of designated end-users or end-uses, and to renewal licenses for certain lawfully delivered products that would have changed status under new regulations. Such regulatory additions could negatively affect sales. Additional proposed and complicated regulations, including for added restrictions on U.S. person activity, remain pending. U.S. government policy and regulation remain fluid and uncertain, and could in the future impact segments of our business. Other countries and jurisdictions with important roles in our industry are updating some of their export control regulations to further align with those of the U.S. government and, in some cases, to counter U.S. regulations. For example, the P.R.C. has imposed restrictions on imports of certain memory integrated circuits (“ICs”) offered by U.S. companies and has been developing its legal authorities to counter foreign sanctions. On November 27, 2024, the U.S. government renewed its caution that visitors to the P.R.C. are subject to arbitrary enforcement of local laws and wrongful detention, a risk that could deter or hinder certain business activities. Based on our current assessments, we expect the near-term impact of these expanded trade restrictions on our business to be limited, but revisions, clarifications, and proposals that are still in government development and open questions of interpretation leave much unknown.
●	Presidential Initiatives. The new U.S. Presidential Administration has recently stated its intention to change U.S. trade policy, including potentially renegotiating or terminating existing trade agreements and leveraging tariffs. In February 2025, the U.S. imposed additional tariffs on imports from China and announced and subsequently paused implementation of tariffs on imports from Canada and Mexico. We do not import into the U.S. a significant volume of goods of P.R.C. origin. Trade conflict through exchange of tariffs and other retaliatory actions would likely ripple through worldwide supply chains, could increase prices and put downward pressure on economic activity, and could negatively affect our future sales in various geographic markets. We will continue to monitor for any further trade restrictions, other regulatory or policy changes by the U.S. or foreign governments and any actions in response. The uncertainty caused by these recent regulations and the potential for additional future restrictions could negatively affect our future sales, including in but not limited to the P.R.C. market.
●	Investments in semiconductor manufacturing. In 2022, the U.S. Congress passed into law funding programs from the bipartisan CHIPS and Science Act of 2022 (the “CHIPS Act”), authorizing the Department of Commerce, Department of Defense, and Department of State to develop onshore domestic manufacturing of semiconductors considered critical to U.S. competitiveness and national security. We expect funds under these programs will continue to support spending by U.S. semiconductor companies, especially manufacturers. Changes in governmental spending priorities or approvals could continue to impact payments under some of these programs, which we will monitor for effects on our business. Recipients of funding under such programs, may be required to agree to separate restrictions on certain commercial activity in the P.R.C., where we currently commercially operate. If our customers engage us for projects funded by these programs, we will evaluate all restrictions, and their impact on our existing business, before entering into any contracts associated with these programs. Similarly, the National Defense Authorization Act for Fiscal Year 2024 requires the U.S. Department of Defense to develop acquisition regulations controlling contracting with certain types of companies that perform consulting services for certain types of P.R.C. entities.
●	Geopolitical tensions/conflicts. Geopolitical tensions and conflicts in various locations around the world continue to increase, including on the issue of Taiwan in Asia, Ukraine and Russia, and armed conflicts in the Middle East. These current situations have created volatility in the global financial markets and may have further global economic consequences, including potential disruptions of the global supply chain and heightened volatility of commodity and raw material prices. This has increased fears of a global recession. We have contractors located in the West Bank and in Israel, who are providing software development and customer technical support services, and we have developed contingency plans to use alternative resources to continue serving customers, if needed. Any escalations could lead to disruptions or reductions in international trade, deter or prevent purchasing activity of customers, and negatively impact our development timelines and customer support (with respect to the conflicts in the Middle East) or China sales (with respect to U.S.-P.R.C. tensions) and financial results in general (with respect to global tensions).

Financial Highlights

The following are our financial highlights for the year ended December 31, 2024:

●	Total revenues were $179.5 million, an increase of $13.6 million, or 8%, compared to the year ended December 31, 2023. Analytics revenue was $169.3 million, an increase of $17.2 million, or 11%, compared to the year ended December 31, 2023. The increase in Analytics revenue was driven by higher revenue from Exensio and Cimetrix software licenses and DFI systems, partially offset by a decrease in revenue from CV systems. Integrated Yield Ramp revenue decreased $3.5 million, or 26%, compared to the year ended December 31, 2023, primarily due to a decrease in hours worked on fixed fee engagements and a decrease in Gainshare from decreased customer wafer shipments at non-leading-edge nodes.
●	Costs of revenues increased $2.4 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to increases in hardware costs, subcontractor fees and third-party cloud-delivery costs. These increases were partially offset by decreases in facilities and IT-related costs including depreciation and amortization expense.
●	Net income was $4.1 million for the year ended December 31, 2024, compared to a net income of $3.1 million for the year ended December 31, 2023. The increase in net income was primarily attributable to an increase in total revenues and other income, partially offset by increases in (a) costs of revenues, (b) research and development expenses and (c) selling, general, and administrative expenses, which were primarily related to increases in personnel-related costs, subcontractor fees, third-party cloud-services related costs, general legal expenses, marketing and trade conference-related expenses, and non-recurring legal, tax and accounting service-related costs, and (d) income tax expenses.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Notes 1 and 2 of the Notes to Consolidated Financial Statements describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. We consider the accounting policies described below to be our critical accounting policies. These critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

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

We also lease some of our DFI system and CV system assets to some customers. We determine the existence of a lease when the customer controls the use of these identified assets for a period of time defined in the lease agreement and classifies such leases as operating leases or sales-type leases. A lease is classified as a sales-type lease if it meets certain criteria under Accounting Standards Codification (“ASC”) Topic 842, Leases; otherwise, it is classified as an operating lease. Operating lease revenue is recognized on a straight-line basis over the lease term. Sales-type lease revenue and corresponding lease receivables are recognized at lease commencement based on the present value of the future lease payments, and related interest income on lease receivable is recognized over the lease term and are recorded under Analytics Revenue in the Consolidated Statements of Comprehensive Income (Loss). Payments under sales-type leases are discounted using the interest rate implicit in the lease. When leases are embedded in contracts with customers that include non-lease performance obligations, we allocate consideration in the contract between lease and non-lease components based on their relative SSPs. Assets subject to operating leases remain in Property and equipment and continue to be depreciated. Assets subject to sales-type leases are derecognized from Property and equipment at lease commencement and a net investment in the lease asset is recognized in Prepaid expenses and other current assets and Other non-current assets in the Consolidated Balance Sheets.

We generate revenue from the sale of our DFI system products. Revenue is recognized at a point in time when our performance obligations have been completed and the customer has accepted the product.

Integrated Yield Ramp Revenue

Integrated Yield Ramp revenue is derived from our fixed fee engagements that include performance incentives based on customers’ yield achievement (which consists primarily of Gainshare royalties) typically based on customers’ wafer shipments, pertaining to these fixed-fee contracts, which royalties are variable.

Revenue under these project-based contracts, which are delivered over a specific period of time typically for a fixed fee component paid on a set schedule, is recognized as services are performed using a percentage of completion method based on costs or labor-hour inputs, whichever is the most appropriate measure of the progress towards completion of the contract. Where there are distinct performance obligations, we allocate revenue to all deliverables based on their SSPs and allocate the transaction price of the contract to each performance obligation on a relative basis using the SSP. Similar to the services provided in connection with DFI systems and CV systems that are contributing to Analytics revenue, due to the nature of the work performed in these arrangements, the estimation of percentage of completion method is complex and subject to many variables that require significant judgment.

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

Significant Judgments

Judgments and estimates are required under ASC Topic 606, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”). Due to the complexity of certain contracts, the actual revenue recognition treatment required under ASC 606 for our arrangements may be dependent on contract-specific terms and may vary in some instances.

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

Our contracts with customers often include promises to transfer products, software licenses and provide services, including professional services, technical support services, and rights to unspecified updates to a customer. Determining whether licenses and services are distinct performance obligations that should be accounted for separately, or not distinct and thus accounted for together, requires significant judgment. We rarely license software on a standalone basis, so we are required to estimate the range of SSPs for each performance obligation. In instances where the SSP is not directly observable because we do not license the software or sell the service separately, we determine the SSP using information that may include market conditions and other observable inputs.

We are required to record Gainshare revenue in the same period in which the usage occurs. Because we generally do not receive the acknowledgment reports from its customers during a given quarter within the time frame necessary to adequately review the reports and include the actual amounts in quarterly results for such quarter, we accrue the related revenue based on estimates of customers underlying sales achievement. Our estimation process can be based on historical data, trends, seasonality, changes in the contract rate, knowledge of the changes in the industry and changes in the customer’s manufacturing environment learned through discussions with customers and sales personnel. As a result of accruing revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true-up revenue to the actual amounts reported.

Income Taxes

We are required to assess whether it is “more likely than not” that we will realize our deferred tax assets (“DTAs”). If we believe that they are not likely to be fully realizable before the expiration dates applicable to such assets, then to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on all available evidence, both positive and negative, we determined a full valuation allowance was still appropriate for our U.S. federal and state net DTAs, primarily driven by a cumulative loss incurred over the 12-quarter period ended December 31, 2024, and the likelihood that we may not utilize tax attributes before they expire. The valuation allowance was approximately $67.9 million and $64.2 million as of December 31, 2024 and 2023, respectively. We will continue to evaluate the need for a valuation allowance and may change our conclusion in a future period based on changes in facts (e.g., 12-quarter cumulative profit, significant new revenue, etc.). If we conclude that we are more likely than not to utilize some or all of our U.S. DTAs, we will release some or all of our valuation allowance and our income tax expense will decrease in the period in which we make such determination.

We evaluate our DTAs for realizability considering both positive and negative evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies and any carryback availability. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results. Changes in the net DTAs, less offsetting valuation allowance, in a period are recorded through the income tax expense and could have a material impact on the Consolidated Statements of Comprehensive Income (Loss).

Our income tax calculations are based on the application of applicable U.S. federal, state, and/or foreign tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2024, no deferred taxes have been provided on undistributed earnings from our international subsidiaries. We intend to reinvest the earnings of our non-U.S. subsidiaries in those operations indefinitely. As such, we have not provided for any foreign withholding taxes on the earnings of foreign subsidiaries as of December 31, 2024. The earnings of our foreign subsidiaries are taxable in the U.S. in the year earned under the Global Intangible Low-Taxed Income rules implemented under 2017 Tax Cuts and Jobs Act.

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

Valuation of Long-lived Assets including Goodwill and Intangible Assets

We record goodwill when the purchase consideration of an acquisition exceeds the fair value of the net tangible and identified intangible assets as of the date of acquisition. We have one operating segment and one operating unit. We perform an annual impairment assessment of goodwill during the fourth quarter of each calendar year or more frequently, if required to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill. There was no impairment of goodwill for the years ended December 31, 2024, 2023 and 2022.

Our long-lived assets, excluding goodwill, consist of property, equipment, intangible assets and unguaranteed residual assets under net investments in sales-type leases. We periodically review our long-lived assets for impairment. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. There was no impairment of long-lived assets for the years ended December 31, 2024, 2023 and 2022.

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

Recent Accounting Pronouncements and Accounting Changes

See our Note 1, “Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements and accounting changes, including the dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations

Discussion of Financial Data for the years ended December 31, 2024 and 2023

Revenues, Costs of Revenues, and Gross Margin

	Year Ended December 31,		%	$ Change	%	% Change %	$ Change	%	% Change

(Dollars in thousands)	2024	2023	2022	2023 to 2024			2022 to 2023
Revenues:
Analytics	$169,253	$152,085	$130,480	$17,168		11%	$21,605		17%
Integrated Yield Ramp	10,212	13,750	18,069	(3,538)		(26)%	(4,319)		(24)%
Total revenues	179,465	165,835	148,549	13,630		8%	17,286		12%
Costs of revenues	54,144	51,749	47,907	2,395		5%	3,842		8%
Gross profit	$125,321	$114,086	$100,642	$11,235		10%	$13,444		13%
Gross margin	70%	69%	68%

Analytics revenue as a percentage of total revenues	94%	92%	88%
Integrated Yield Ramp revenue as a percentage of total revenues	6%	8%	12%

Analytics Revenue

Analytics revenue was $169.3 million for the year ended December 31, 2024, an increase of $17.2 million, or 11%, compared to the year ended December 31, 2023. The increase in Analytics revenue was driven by increases in revenue from Exensio and Cimetrix software licenses and DFI systems, partially offset by a decrease in revenue from CV systems.

Integrated Yield Ramp Revenue

Integrated Yield Ramp revenue was $10.2 million for the year ended December 31, 2024, a decrease of $3.5 million, or 26%, compared to the year ended December 31, 2023, primarily due to a decrease in hours worked on fixed fee engagements and a decrease in customer wafer shipments at non-leading-edge nodes.

Our Integrated Yield Ramp revenue may continue to fluctuate from period to period primarily due to fluctuations in customers’ wafer production under Gainshare, which is dependent on many factors that are outside our control, including among others, continued production of ICs by our customers at facilities at which we generate Gainshare, sustained yield improvements by our customers, and whether we enter into new contracts containing Gainshare.

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

The increase in costs of revenues of $2.4 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to (i) a $1.6 million increase in hardware-related costs, (ii) a $0.9 million increase in subcontractor fees, (iii) a $0.9 million increase in third-party cloud-delivery costs, and (iv) a $0.2 million increase in personnel-related costs mostly due to higher stock-based compensation expenses. These increases were partially offset by a $1.2 million decrease in facilities and IT-related costs including depreciation and amortization expense.

Gross Margin

Gross margin for the year ended December 31, 2024, was 70% compared to 69% for the year ended December 31, 2023, or an increase of 1 percentage point. The higher gross margin during the year ended December 31, 2024, was primarily due to higher total revenue compared to the year ended December 31, 2023.

Operating Expenses:

Research and Development

	Year Ended December 31,			%	$ Change	%	% Change	%	$ Change	%	% Change

(Dollars in thousands)	2024	2023	2022		2023 to 2024				2022 to 2023
Research and development	$53,566	$50,736	$56,126		$2,830		6%		$(5,390)		(10)%
As a percentage of total revenues	30%	31%	38%

Research and development expenses consist primarily of personnel-related costs (including compensation, employee benefits, bonus and stock-based compensation expense), outside development services, travel expenses, third-party cloud-services related costs, IT and facilities cost allocations to support product development activities.

Research and development expenses increased $2.8 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to (i) a $1.6 million increase in personnel-related costs mostly due to higher stock-based compensation expenses, higher other compensation expenses (including employee benefit costs) resulting from increased headcount and worldwide salary increases, (ii) a $0.7 million increase in subcontractor expenses primarily related to Cimetrix and Exensio software, and (iii) a $0.4 million increase in third-party cloud-services related costs.

We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the size and the timing of product development projects.

Selling, General, and Administrative

	Year Ended December 31,			%	$ Change	%	% Change	%	$ Change	%	% Change

(Dollars in thousands)	2024	2023	2022		2023 to 2024				2022 to 2023
Selling, general, and administrative	$69,924	$62,216	$45,338		$7,708		12%		$16,878		37%
As a percentage of total revenues	39%	38%	31%

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

Selling, general, and administrative expenses increased $7.7 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to (i) a $7.1 million increase in personnel-related costs mainly due to higher stock-based, sales commission, other compensation expense and employee benefits-related costs as a result of increase in headcount, worldwide salary increases and higher health insurance costs, (ii) a $1.5 million increase in general legal expenses, (iii) a $0.7 million increase in non-recurring legal, tax and accounting service-related costs, (iv) a $0.4 million increase in marketing and trade conference-related expenses, and (v) a $0.3 million increase in facilities and IT-related costs including depreciation expense, partially offset by a $2.5 million decrease in legal fees related to the arbitration proceeding over a disputed customer contract.

We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

Amortization of acquired intangible assets

	Year Ended December 31,			%	$ Change	%	% Change	%	$ Change	%	% Change

(Dollars in thousands)	2024	2023	2022		2023 to 2024				2022 to 2023
Amortization of acquired intangible assets	$896	$1,285	$1,270		$(389)		(30)%		$15		1%

Amortization of acquired intangible assets primarily consists of amortization of intangibles acquired as a result of certain business combinations.

Interest and Other Expense (Income), Net

	Year Ended December 31,			$ Change	%	% Change	$ Change	%	% Change

(Dollars in thousands)	2024	2023	2022	2023 to 2024			2022 to 2023
Interest and other expense (income), net	$(5,644)	$(5,020)	$(2,562)	$624		12%	$2,458		96%

Interest and other expense (income), net primarily consists of interest income, and foreign currency transaction exchange gains and losses.

Interest and other expense (income), net increased $0.6 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to increase in interest income from cash, cash equivalents and short-term investments resulting from higher interest rates and sales-type leases, and net favorable fluctuations in foreign currency exchange rates, partially offset by loss on damaged equipment in-transit.

Income Tax Expense

	Year Ended December 31,			%	$ Change	%	% Change	%	$ Change	%	% Change

(Dollars in thousands)	2024	2023	2022		2023 to 2024				2022 to 2023
Income tax expense	$(2,522)	$(1,764)	$(3,899)		$758		43%		$(2,135)		(55)%

Income tax expense increased $0.8 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to state tax return true-ups that resulted in a state tax benefit for the year ended December 31, 2023.

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

Discussion of Financial Data for the years ended December 31, 2023 and 2022

For a discussion of our results of operations for the years ended December 31, 2023 and 2022, please see our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024.

Liquidity and Capital Resources

As of December 31, 2024, our working capital, defined as total current assets less total current liabilities, was $145.4 million, compared to $147.0 million as of December 31, 2023. Cash, cash equivalents and short-term investments, on a consolidated basis, were $114.9 million as of December 31, 2024, compared to $135.5 million as of December 31, 2023. As of December 31, 2024 and 2023, cash and cash equivalents held by our foreign subsidiaries were $13.3 million and $10.0 million, respectively.

We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures, and other obligations for at least the next twelve months, and thereafter for the foreseeable future; however, we will continue to evaluate if we require additional funding to meet our longer-term needs.

Repurchase of Company’s Common Stock

On April 11, 2022, our Board of Directors adopted a stock repurchase program (the “2022 Program”) to repurchase up to $35.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. During the year ended December 31, 2024, 201,561 shares were repurchased by the Company under the 2022 Program at an average price of $34.23 per share for an aggregate total price of $6.9 million. In total, the Company repurchased 937,501 shares under the 2022 Program at an average price of $25.96 per share for an aggregate total price of $24.3 million.

The 2022 Program expired on April 11, 2024, and on April 15, 2024, the Board of Directors adopted a new repurchase program (the “2024 Program”) to repurchase up to $40.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The 2024

Program does not obligate the Company to acquire a minimum amount of shares and may be modified, suspended or terminated without prior notice. The Company has not repurchased any shares under the 2024 Program.

Consolidated Statements of Cash Flows Data

	Year Ended December 31,
(In thousands)	2024	2023	$ Change
Net cash flows provided by (used in):
Operating activities	$9,703	$14,600	$(4,897)
Investing activities	(5,936)	(28,991)	23,055
Financing activities	(11,233)	(5,890)	(5,343)
Effect of exchange rate changes on cash and cash equivalents	(918)	(365)	(553)
Net change in cash and cash equivalents	$(8,384)	$(20,646)	$12,262

Net Cash Provided by Operating Activities

Cash flows provided by operating activities during the years ended December 31, 2024 and 2023, consisted of net income, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, stock-based compensation expense, amortization of acquired intangible expense, amortization of costs capitalized to obtain revenue contracts, net accretion of discounts on short-term investments and net change in operating assets and liabilities.

We expect cash from our operating activities to fluctuate due to the level of our business activities, the timing of billings and payments terms as set forth in our agreements with our customers, the timing of cash disbursements to our vendors and settlement of other liabilities. The decrease in cash flows provided by operating activities during the year ended December 31, 2024, as compared to the year ended December 31, 2023, was driven primarily by (i) an increase in accounts receivable primarily due to an increase in total revenues and the impact of the timing of contractual invoicing activities resulting to lower collections from customers, and (ii) increases in payments of personnel-related costs and vendor invoices, partially offset by an increase in net income between comparable periods. Net income was $4.1 million for the year ended December 31, 2024, compared to net income of $3.1 million for the year ended December 31, 2023.

Subsequent to December 31, 2024, we collected more than half of the $51.6 million billed accounts receivable as of that date.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $5.9 million for the year ended December 31, 2024, compared to net cash used in investing activities of $29.0 million for the year ended December 31, 2023.

For the year ended December 31, 2024, cash used in investing activities primarily related to purchases of short-term investments of $54.3 million, purchases of and prepayments for property and equipment of $17.8 million primarily related to our DFI system, and the purchase of a convertible promissory note of $2.0 million, partially offset by proceeds from maturities and sales of short-term investments of $68.1 million.

For the year ended December 31, 2023, cash used in investing activities primarily related to purchases of short-term investments of $59.6 million, purchases of and prepayments for property and equipment of $11.3 million primarily related to our DFI and CV systems, and the payment for a business acquisition, net of cash acquired, of $1.8 million, partially offset by proceeds from maturities and sales of short-term investments of $43.8 million.

Net Cash Used in Financing Activities

Net cash used in financing activities was $11.2 million for the year ended December 31, 2024, compared to net cash used in financing activities of $5.9 million for the year ended December 31, 2023.

For the year ended December 31, 2024, net cash used in financing activities primarily consisted of $8.5 million in cash payments for taxes related to net share settlement of equity awards and $6.9 million for the repurchase of shares of our common stock, partially offset by $4.2 million of proceeds from our employee stock purchase plan and exercise of stock options.

For the year ended December 31, 2023, net cash used in financing activities primarily consisted of $9.5 million in cash payments for taxes related to net share settlement of equity awards and $0.7 million for the repurchase of shares of our common stock, partially offset by $4.3 million of proceeds from our employee stock purchase plan and exercise of stock options.

Related Party Transactions

See Note 14, “Strategic Partnership Agreement with Advantest and Related Party Transactions” of the Notes to Consolidated Financial Statements (Item 8 of Part II of this Annual Report on Form 10-K) for a discussion on related party transactions between the Company and Advantest.

Contractual Obligations

The following table summarizes our known contractual obligations as of December 31, 2024 (in thousands):

	Payments Due by Period

Contractual Obligations	2025	2026	2027	2028	2029	Total
Operating lease obligations (1)	$1,836	$1,559	$1,485	$847	$—	$5,727
Purchase obligations (2)	27,166	2,820	621	157	79	30,843
Total (3)	$29,002	$4,379	$2,106	$1,004	$79	$36,570
(1)	See Note 6, “Leases” of the Notes to Consolidated Financial Statements” (Item 8 of Part II of this Annual Report on Form 10-K) for further discussion.
(2)	Purchase obligations consist of agreements to purchase goods and services entered in the ordinary course of business.
(3)	The contractual obligation table above excludes liabilities for uncertain tax positions of $2.8 million, which are not practicable to assign to any particular years due to the inherent uncertainty of the tax positions. See Note 10, “Income Taxes” of the Notes to Consolidated Financial Statements (Item 8 of Part II of this Annual Report on Form 10-K) for further discussion.

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

Interest Rate Risk.  As of December 31, 2024, we had cash and cash equivalents and short-term investments of $114.9 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. Short-term investments consisted of U.S. Government securities. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect at December 31, 2024, would cause the fair value of short-term investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations.

As of December 31, 2024, and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure to any financial institution by evaluating the creditworthiness of the financial institutions with which we invest and investing through more than one financial institution.

Foreign Currency and Exchange Risk. Certain of our cash balances, receivables and payables for our international offices are denominated in the local currency, including the Euro, Yen, Chinese Yuan, New Taiwan Dollar and Canadian Dollar. Therefore, some of our activities including a portion of our revenues and operating expenditures are subject to foreign currency risks. We also have intercompany transactions with and between certain of our subsidiaries of differing functional currencies, resulting in foreign transaction gains or losses based on our period-end exchange rates. Due to potential volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. During the years ended December 31, 2024, 2023 and 2022, we did not enter into any foreign currency derivative financial instruments.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PDF Solutions, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PDF Solutions, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025, expressed an unqualified opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

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

February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PDF Solutions, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PDF Solutions, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2024 and 2023 and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”) of the Company, and our report dated February 27, 2025, expressed unqualified opinion on those consolidated financial statements.

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

/s/ BPM LLP

San Jose, California

February 27, 2025

PDF SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$90,594	$98,978
Short-term investments	24,291	36,544
Accounts receivable, net of allowance for credit losses	73,649	44,904
Prepaid expenses and other current assets	17,445	17,422
Total current assets	205,979	197,848
Property and equipment, net	48,465	37,338
Operating lease right-of-use assets, net	4,029	4,926
Goodwill	14,953	15,029
Intangible assets, net	12,307	15,620
Deferred tax assets, net	43	157
Other non-current assets	29,513	19,218
Total assets	$315,289	$290,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,255	$2,561
Accrued compensation and related benefits	16,855	14,800
Accrued and other current liabilities	8,752	4,633
Operating lease liabilities – current portion	1,675	1,529
Deferred revenues – current portion	24,930	25,750
Billings in excess of recognized revenues	75	1,570
Total current liabilities	60,542	50,843
Long-term income taxes	2,915	2,972
Non-current portion of operating lease liabilities	3,504	4,657
Other non-current liabilities	2,291	2,718
Total liabilities	69,252	61,190
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 50,717 and 49,749, respectively; shares outstanding 38,801 and 38,289, respectively	6	6
Additional paid-in capital	502,902	473,295
Treasury stock, at cost, 11,916 and 11,460 shares, respectively	(159,352)	(143,923)
Accumulated deficit	(93,988)	(98,045)
Accumulated other comprehensive loss	(3,531)	(2,387)
Total stockholders’ equity	246,037	228,946
Total liabilities and stockholders’ equity	$315,289	$290,136

See Accompanying Notes to Consolidated Financial Statements.

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Analytics	$169,253	$152,085	$130,480
Integrated Yield Ramp	10,212	13,750	18,069
Total revenues	179,465	165,835	148,549

Costs and Expenses:
Costs of revenues	54,144	51,749	47,907
Research and development	53,566	50,736	56,126
Selling, general, and administrative	69,924	62,216	45,338
Amortization of acquired intangible assets	896	1,285	1,270
Interest and other expense (income), net	(5,644)	(5,020)	(2,562)
Income before income tax expense	6,579	4,869	470
Income tax expense	(2,522)	(1,764)	(3,899)
Net income (loss)	$4,057	$3,105	$(3,429)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(1,143)	148	(1,493)
Change in unrealized gain (loss) related to available-for-sale debt securities, net of tax	(1)	15	7
Total other comprehensive income (loss)	(1,144)	163	(1,486)
Comprehensive income (loss)	$2,913	$3,268	$(4,915)

Net income (loss) per share:
Basic	$0.11	$0.08	$(0.09)
Diluted	$0.10	$0.08	$(0.09)

Weighted average common shares used to calculate net income (loss) per share:
Basic	38,602	38,015	37,309
Diluted	39,047	38,937	37,309

See Accompanying Notes to Consolidated Financial Statements.

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balances, January 1, 2022	37,411	$6	$423,069	10,003	$(104,705)	$(97,721)	$(1,064)	$219,585
Repurchase of common stock	(933)	—	—	933	(22,471)	—	—	(22,471)
Issuance of common stock in connection with employee stock purchase plan	187	—	3,011	—	—	—	—	3,011
Issuance of common stock in connection with exercise of options	150	—	1,686	—	—	—	—	1,686
Vesting of restricted stock units	616	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on vesting of restricted stock	—	—	—	246	(6,533)	—	—	(6,533)
Stock-based compensation expense	—	—	19,649	—	—	—	—	19,649
Comprehensive loss	—	—	—	—	—	(3,429)	(1,486)	(4,915)
Balances, December 31, 2022	37,431	6	447,415	11,182	(133,709)	(101,150)	(2,550)	210,012
Repurchase of common stock	(21)	—	—	21	(743)	—	—	(743)
Issuance of common stock in connection with employee stock purchase plan	224	—	3,832	—	—	—	—	3,832
Issuance of common stock in connection with exercise of options	30	—	492	—	—	—	—	492
Vesting of restricted stock units	625	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on vesting of restricted stock	—	—	—	257	(9,471)	—	—	(9,471)
Stock-based compensation expense	—	—	21,556	—	—	—	—	21,556
Comprehensive income	—	—	—	—	—	3,105	163	3,268
Balances, December 31, 2023	38,289	6	473,295	11,460	(143,923)	(98,045)	(2,387)	228,946
Repurchase of common stock	(202)	—	—	202	(6,899)	—	—	(6,899)
Issuance of common stock in connection with employee stock purchase plan	156	—	4,073	—	—	—	—	4,073
Issuance of common stock in connection with exercise of options	8	—	123	—	—	—	—	123
Vesting of restricted stock units	550	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on vesting of restricted stock	—	—	—	254	(8,530)	—	—	(8,530)
Stock-based compensation expense	—	—	25,411	—	—	—	—	25,411
Comprehensive income (loss)	—	—	—	—	—	4,057	(1,144)	2,913
Balances, December 31, 2024	38,801	$6	$502,902	11,916	$(159,352)	$(93,988)	$(3,531)	$246,037

See Accompanying Notes to Consolidated Financial Statements.

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$4,057	$3,105	$(3,429)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	25,047	21,484	19,649
Depreciation and amortization	3,628	4,986	5,526
Amortization of acquired intangible assets	3,231	3,551	3,484
Amortization of costs capitalized to obtain revenue contracts	2,674	2,142	1,550
Net accretion of discounts on short-term investments	(1,542)	(1,174)	(187)
Loss on damaged equipment in-transit, net of recovery from previously written-off property and equipment	586	—	—
Deferred taxes	(74)	(108)	(4)
Other	2,386	(198)	—
Changes in operating assets and liabilities:
Accounts receivable	(28,800)	(2,748)	(2,143)
Prepaid expenses and other current assets	(2,033)	(7,329)	(5,787)
Operating lease right-of-use assets	1,580	1,205	1,821
Other non-current assets	(3,577)	(4,166)	2,258
Accounts payable	2,791	(2,145)	(1,423)
Accrued compensation and related benefits	2,288	(2,188)	7,720
Accrued and other liabilities	1,780	110	1,671
Deferred revenues	(1,134)	(358)	1,822
Billings in excess of recognized revenues	(1,495)	(282)	1,852
Operating lease liabilities	(1,690)	(1,287)	(2,082)
Net cash provided by operating activities	9,703	14,600	32,298
Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	68,125	43,800	151,500
Purchases of short-term investments	(54,331)	(59,598)	(58,321)
Purchase of convertible promissory note	(2,000)	—	—
Proceeds from sale of property and equipment	55	105	—
Purchases of property and equipment	(17,155)	(11,236)	(8,409)
Prepayment for the purchase of property and equipment	(630)	(89)	(21)
Purchases of intangible assets	—	(150)	(150)
Payment for business acquisition, net of cash acquired	—	(1,823)	—
Net cash provided by (used in) investing activities	(5,936)	(28,991)	84,599
Cash flows from financing activities:
Proceeds from exercise of stock options	123	492	1,686
Proceeds from employee stock purchase plan	4,073	3,832	3,011
Payments for taxes related to net share settlement of equity awards	(8,530)	(9,471)	(6,533)
Repurchases of common stock	(6,899)	(743)	(22,471)
Net cash used in financing activities	(11,233)	(5,890)	(24,307)

Effect of exchange rate changes on cash and cash equivalents	(918)	(365)	(650)
Net change in cash and cash equivalents	(8,384)	(20,646)	91,940
Cash and cash equivalents at beginning of year	98,978	119,624	27,684
Cash and cash equivalents at end of year	$90,594	$98,978	$119,624

Continued on next page.

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$2,562	$3,783	$2,850
Cash paid for amounts included in the measurement of operating lease liabilities	$1,784	$1,648	$1,744

Supplemental disclosure of noncash information:
Advances for purchase of property and equipment transferred from prepaid assets to property and equipment	$89	$66	$336
Property and equipment received and accrued in accounts payable and accrued and other current liabilities	$7,272	$1,599	$3,201
Net carrying value of property and equipment sold and expensed in cost of revenues, and transferred to sales-type leases	$7,157	$8,076	$—
Stock-based compensation capitalized as property and equipment	$364	$72	$—
Operating lease liabilities arising from obtaining right-of-use assets	$718	$131	$2,502

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. As of December 31, 2024, and periodically throughout the year, the Company had cash balances in various operating accounts in excess of federally insured limits. The Company maintains its cash and cash equivalents and short-term investments with what it considers high credit quality financial institutions.

The Company primarily sells its products and services to companies in Asia, Europe, and North America within the semiconductor industry. As of December 31, 2024, four customers accounted for 57% of the Company’s gross accounts receivable and two customers accounted for 31% of the Company’s total revenues for 2024. As of December 31, 2023, two customers accounted for 50% of the Company’s gross accounts receivable and one customer accounted for 35% of the Company’s revenues for 2023. Two customers accounted for 41% of the Company’s revenues for 2022. See Note 12, “Customer and Geographic Information” for further details. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses.

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

Cash and Cash Equivalents, and Investments

The Company considers all highly liquid investments with effective maturities of 90 days or less on the date of purchase to be cash equivalents. Investments with effective maturities greater than 90 days but less than one year are considered short-term investments, while investments with effective maturities greater than one year are considered long-term investments. The Company classifies its securities as available-for-sale investments and are carried at estimated fair value, with the unrealized gains and unrealized non-credit-related losses, net of tax, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized credit-related losses are recorded to interest and other expense (income), net in the Consolidated Statements of Comprehensive Income (Loss) with a corresponding allowance for credit-related losses in the Consolidated Balance Sheets. Realized gains and losses are based on the specific identification method and are included as a component of interest and other expense (income), net in the Consolidated Statements of Comprehensive Income (Loss).

The Company periodically reviews its investments for impairment. For investments in unrealized loss positions, the Company assesses whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if the Company neither intends to sell nor anticipates that it is more likely than not that it will be required to sell prior to recovery of the amortized cost basis. The Company considers factors such as the extent to which the market value has been less than the amortized cost basis, any noted failure of the issuer to make scheduled interest or principal payments, changes to the rating of the security by a rating agency and other relevant credit-related factors in determining whether or not a credit loss exists. There was no allowance for credit-related losses on any of the Company’s investments recognized for the years ended December 31, 2024 and 2023.

As of December 31, 2024 and 2023, short-term investments consisted solely of U.S. Government securities and long-term investments consisted of a non-marketable convertible promissory note. The cost of these securities approximated fair value and there was no material gross realized or unrealized gains or losses as of December 31, 2024 and 2023. See Note 13, “Fair Value Measurements” for further discussion on the Company’s investments.

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $5.6 million, $5.5 million and $1.5 million in the years ended December 31 2024, 2023 and 2022, respectively.

Accounts Receivable

Accounts receivable include amounts that are unbilled at the end of the period that are expected to be billed and collected within a 12-month period. Unbilled accounts receivable are determined on an individual contract basis. Unbilled accounts receivable, included in accounts receivable, totaled $23.0 million and $16.4 million as of December 31, 2024 and 2023, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12-month period are recorded in other non-current assets and totaled $9.0 million and $1.1 million as of December 31, 2024 and 2023, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for credit losses is maintained for probable credit losses based upon the Company’s assessment of the expected collectibility of the accounts receivable. The allowance for credit losses is reviewed on a quarterly basis to assess the adequacy of the allowance.

The changes in allowance for credit losses are summarized below (in thousands):

			Deductions/
	Balance at		Write-offs	Balance at
	Beginning	Charged to	of Accounts	End of
	of Period	Expense (1)	Receivable	Period
2024	$890	$—	$—	$890
2023	$890	$20	$(20)	$890
2022	$890	$11	$(11)	$890
(1)	Additions to the accounts receivable reserve for credit losses are charged to bad debt expense.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives (in years) of the related asset as follows:

Computer equipment	3
Software and capitalized software development cost	3
Furniture, fixtures, and equipment	5-10
Laboratory and test equipment	3-10
Leasehold improvements	Shorter of estimated useful life or term of lease

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

Software Development Costs

Internally developed software is software developed to meet the Company’s internal needs to provide certain services to the customers. The Company’s capitalized software development costs consist of internal compensation related costs and external direct costs incurred during the application development stage and are amortized over their useful lives, generally for five years.

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

Costs of Revenues

Costs of revenues consist primarily of costs incurred to provide and support the Company’s services, costs recognized in connection with licensing its software, information technology (“IT”) and facilities-related costs and amortization of acquired technology. Service costs include material costs, hardware costs (including cost of leased assets under sales-type leases), personnel-related costs (including compensation, employee benefits, bonus and stock-based compensation expense), subcontractor costs, overhead costs, travel, allocated facilities-related costs and product warranty expense. Software license costs consist of costs associated with cloud-delivery related expenses and licensing third-party software used by the Company in providing services to its customers in solution engagements or sold in conjunction with the Company’s software products.

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

Income Taxes

The Company’s income tax expense comprises current tax liability and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effect of future changes in tax laws or rates are not anticipated. Valuation allowances are provided to reduce deferred tax assets to an amount that in management’s judgment is more likely than not to be recoverable against future taxable income. No U.S. taxes are provided on earnings of non-U.S. subsidiaries, to the extent such earnings are deemed to be permanently invested. The Company’s income tax calculations are based on application of applicable U.S. federal and state or foreign tax laws. The Company’s tax filings, however, are subject to audit by the respective tax authorities. Accordingly, the Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due when such estimates are more likely than not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the Consolidated Statements of Comprehensive Income (Loss).

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding for the period plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases in which the effect would be anti-dilutive. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, upon vesting of RSUs, contingently issuable shares for all periods and assumed issuance of shares under the Company’s employee stock purchase plan. No dilutive potential common shares are included in the computation of any diluted per share amount when a loss from continuing operations is reported by the Company.

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

Litigation

From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with Financial Accounting Standards Board (“FASB”) requirements. See Note 7, “Commitments and Contingencies.”

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The Company adopted this ASU for the year ended December 31, 2024. The requirements of this ASU are disclosure-related and did not have an impact on the Company’s consolidated financial position and results of operations. See Note 12, “Customer and Geographic Information” for further detail.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard for “annual financial statements that have not yet been issued or made available for issuance.” This ASU may be applied either prospectively or retrospectively. The Company will adopt this ASU on a prospective basis. The Company is currently evaluating the impact of the new standard on the consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires the disaggregation of certain expenses in the notes to the consolidated financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. This ASU is effective on a prospective basis for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, with early adoption permitted. This ASU may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the new standard on the consolidated financial statements and related disclosures.

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

The Company also leases some of its DFI system and CV system assets to some customers. The Company determines the existence of a lease when the customer controls the use of these identified assets for a period of time defined in the lease agreement and classifies such leases as operating leases or sales-type leases. A lease is classified as a sales-type lease if it meets certain criteria under Topic 842, Leases; otherwise, it is classified as an operating lease. Operating lease revenue is recognized on a straight-line basis over the lease term. Sales-type lease revenue and corresponding lease receivables are recognized at lease commencement based on the present value of the future lease payments, and related interest income on lease receivable is recognized over the lease term and are recorded under Analytics Revenue in the Consolidated Statements of Comprehensive Income (Loss). Payments under sales-type leases are discounted using the interest rate implicit in the lease. When leases are embedded in contracts with customers that include non-lease performance obligations, the Company allocates consideration in the contract between lease and non-lease components based on their relative SSPs. Assets subject to operating leases remain in Property and equipment and continue to be depreciated. Assets subject to sales-type leases are derecognized from Property and equipment, net at lease commencement and a net investment in the lease asset is recognized in Prepaid expenses and other current assets and Other non-current assets in the Consolidated Balance Sheets.

The Company generates revenue from the sale of DFI system products. Revenue is recognized at a point in time when the Company’s performance obligations have been completed and the customer has accepted the product.

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

The Company’s performance obligations are satisfied either over time or at a point-in-time. The following table represents a disaggregation of revenue by timing of revenue:

	Year Ended December 31,
	2024	2023	2022
Over time	66%	71%	69%
Point-in-time	34%	29%	31%
Total	100%	100%	100%

International revenues accounted for approximately 59%, 44% and 50% of total revenues for the years ended December 31, 2024, 2023 and 2022, respectively. See Note 12, “Customer and Geographic Information.”

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

The contract assets are generally classified as current and are recorded on a net basis with deferred revenue (i.e. contract liabilities) at the contract level. The contract assets consisted of the following (in thousands):

	December 31,
	2024	2023
Current (included in Prepaid expenses and other current assets)	$3,224	$6,787
Non-current (included in Other non-current assets)	617	933
Total contract assets	$3,841	$7,720

There was no asset impairment charge related to contract assets for the years presented.

Deferred revenues and billings in excess of recognized revenues consist substantially of amounts invoiced in advance of revenue recognition and are recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as current deferred revenues and the remaining portion is recorded in other non-current liabilities in the Consolidated Balance Sheets.

Deferred revenues consisted of the following (in thousands):

	December 31,
	2024	2023
Current	$24,930	$25,750
Non-current (included in Other non-current liabilities)	1,512	1,802
Total deferred revenues	$26,442	$27,552

Additional information related to deferred revenue were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue recognized that was included in the deferred revenues and billings in excess of recognized revenues balances at the beginning of each year	$27,654	$24,776	$24,912

As of December 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was $221.4 million. Given the applicable contract terms with customers, the majority of this amount is expected to be recognized as revenue over the next two years, with the remainder recognized thereafter. This amount does not include significant contracts to which the customer is not committed, future sales-based or usage-based royalty payments in exchange for a license of IP, and future payments for performance obligations from on-demand arrangements. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications, or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to the scope, change in timing of delivery of products and services, or contract modifications.

The adjustment to revenue recognized for the years ended December 31, 2024, 2023 and 2022 from performance obligations satisfied (or partially satisfied) in previous periods was an increase of $2.5 million, an increase of $3.7 million and an increase of $0.4 million, respectively. These amounts primarily represent changes in estimated percentage-of-completion based contracts and changes in actual versus estimated Gainshare royalty.

Costs to obtain or fulfill a contract

The Company capitalizes the incremental costs to obtain or fulfill a contract with a customer, including direct sales commissions and related fees, when it expects to recover those costs. Amortization expense related to these capitalized costs is recognized over the period associated with the revenue from which the cost was incurred.

Total capitalized direct sales commission costs were as follows (in thousands):

	December 31,
	2024	2023
Current (included in Prepaid expenses and other current assets)	$2,929	$1,963
Non-current (included in Other non-current assets)	2,385	2,587
Total capitalized direct sales commission costs	$5,314	$4,550

The amortization of capitalized direct sales commission costs were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Amortization of capitalized direct sales commission costs	$2,674	$2,142	$1,550

There was no impairment loss related to the capitalized direct sales commission costs for the years presented.

Practical Expedients

The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component for the years ended December 31, 2024, 2023 and 2022.

3. BALANCE SHEET COMPONENTS

Property And Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Computer equipment	$10,799	$12,515
Software and capitalized software development cost	5,617	5,596
Furniture, fixtures, and equipment	2,529	2,501
Leasehold improvements	6,691	6,475
Laboratory and other equipment	5,734	4,891
Test equipment	22,680	25,044
Property and equipment in progress:
DFI system assets	34,935	22,864
CV system and other assets	6,431	6,977
Total property and equipment	95,416	86,863
Less: Accumulated depreciation and amortization	(46,951)	(49,525)
Total property and equipment, net	$48,465	$37,338

Test equipment mainly includes DFI systems and CV systems assets at customer sites that are contributing to revenue. Property and equipment in progress represent the development or construction of property and equipment that have not yet been placed in service for the Company’s intended use and are not depreciated.

Depreciation and amortization expense for the years ended December 31, 2024, 2023 and 2022 was $3.6 million, $5.0 million and $5.5 million, respectively.

Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued expenses	$7,156	$3,579
Accrued taxes	955	686
Other	641	368
Total accrued and other current liabilities	$8,752	$4,633

4. GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2024 and 2023, the carrying amount of goodwill was $15.0 million. The following table summarizes goodwill transaction for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Balance at beginning of year	$15,029	$14,123
Addition	—	895
Foreign currency translation adjustment	(76)	11
Balance at end of year	$14,953	$15,029

The Company completed the acquisition of Lantern Machinery Analytics, Inc. in the year ended December 31, 2023. See Note 15, “Business Combination” for additional information related to the goodwill and intangible assets added from this acquisition.

Intangible assets consisted of the following (in thousands):

		December 31, 2024			December 31, 2023
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired intangible assets:
Customer relationships	1-10	$9,499	$(7,866)	$1,633	$9,508	$(7,335)	$2,173
Developed technology	4-9	34,566	(24,601)	9,965	34,650	(22,094)	12,556
Tradename and trademarks	2-10	1,598	(1,120)	478	1,598	(1,025)	573
Patent	6-10	2,100	(1,869)	231	2,100	(1,782)	318
Noncompetition agreements	3	848	(848)	—	848	(848)	—
Total		$48,611	$(36,304)	$12,307	$48,704	$(33,084)	$15,620

The weighted average amortization period for acquired identifiable intangible assets was 4.4 years as of December 31, 2024. The amortization expense related to intangible assets were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Amortization of acquired technology (included in costs of revenues)	$2,335	$2,266	$2,214
Amortization of acquired intangible assets (presented separately under costs and expenses)	896	1,285	1,270
Total amortization of acquired intangible assets	$3,231	$3,551	$3,484

The Company estimates future amortization expense of acquired intangible assets as follows (in thousands):

Year Ending December 31,	Amount
2025	$3,061
2026	2,891
2027	2,738
2028	2,432
2029	747
2030 and thereafter	438
Total future amortization expense	$12,307

There were no impairment charges for goodwill and intangible assets for the years ended December 31, 2024, 2023 and 2022.

5. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Net investments in sales-type leases (3)	$13,226	$12,196
Unbilled accounts receivable (2)	8,983	1,069
Costs capitalized to obtain revenue contracts (1)	2,385	2,587
Contract assets (1)	617	933
Other	4,302	2,433
Total other non-current assets	$29,513	$19,218
(1)	See Note 2, Revenue from Contracts with Customers.
(2)	See “Accounts Receivable” section of Note 1, “Description of Business and Summary of Significant Accounting Policies.”

(3)	The Company had net investments in sales-type leases for its DFI system and CV system assets. The following table summarizes the components of the net investments in sales-type leases in the Consolidated Balance Sheets (in thousands):

	December 31,
	2024	2023
Present value of lease receivables	$13,238	$9,460
Less: Contract liability	(3,235)	—
Net lease receivables	10,003	9,460
Unguaranteed residual assets	7,749	4,717
Total net investments in sales-type leases	$17,752	$14,177
Reported as:
Current (included in Prepaid expenses and other current assets)	$4,526	$1,981
Non-current (inlcuded in Other non-current assets)	13,226	12,196
Total net investments in sales-type leases	$17,752	$14,177

Maturities of leases payments under sales-type leases as of December 31, 2024 were as follows (in thousands):

Year Ending December 31,	Amount
2025	$6,769
2026	7,777
2027	1,570
2028	58
Total future sales-type lease payments	16,174
Less: Present value adjustment (a)	(2,936)
Present value of lease receivables	$13,238
(a)	Calculated using the rate implicit in the lease determined for each lease.

There was no allowance for credit losses on lease receivables as of December 31, 2024 and 2023. The Company’s ongoing risk management strategy for residual assets includes performing regular reviews of estimated residual values.

6. LEASES

Lease expense was comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease expense (1)	$1,577	$1,534	$1,457
Short-term lease and variable lease expense (2)	1,049	923	1,032
Total lease expense	$2,626	$2,457	$2,489
(1)	Net of gain recognized upon lease termination of $0.1 million in the year ended December 31, 2022.
(2)	Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease expense for the periods presented primarily included common area maintenance charges.

Supplemental information related to operating leases were as follows:

	December 31,
	2024	2023
Weighted average remaining lease term under operating leases (in years)	3.3	4.4
Weighted average discount rate for operating lease liabilities	6.01%	4.96%

Maturity of operating lease liabilities as of December 31, 2024 were as follows (in thousands):

Year Ending December 31,	Amount
2025	$1,836
2026	1,559
2027	1,485
2028	847
Total future minimum lease payments	5,727
Less: Interest (1)	(548)
Present value of future minimum lease payments under operating lease liabilities	$5,179
Reported as of December 31, 2024:
Operating lease liabilities – current	$1,675
Operating lease liabilities – non-current	3,504
Total	$5,179
(1)	Calculated using incremental borrowing interest rate for each lease.

7. COMMITMENTS AND CONTINGENCIES

Strategic Partnership with Advantest

See Note 14, “Strategic Partnership Agreement With Advantest And Related Party Transactions” for the discussion about the Company’s commitments under the strategic partnership with Advantest.

Operating Leases

See Note 6, “Leases” for the discussion about the Company’s lease commitments.

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

The Company’s standard product warranty terms for the sale of its DFI system product generally include post-sales support and repairs or replacement of a product at no additional charge for a contractually agreed period of time. The standard warranty reserve is based on estimated total expected costs to fulfill our warranty obligation based on best available information as of the reporting date. The standard warranty reserve was immaterial as of December 31, 2024 and nil as of December 31, 2023.

Purchase Obligations

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of December 31, 2024, total outstanding purchase obligations were $30.8 million, the majority of which are due within the next 12 months.

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

Litigation

From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable, and the loss can be reasonably estimated in accordance with FASB requirements. As of December 31, 2024, except as disclosed below, the Company was not party to any material legal proceedings for which a loss was probable or an amount was accrued. From time to time, the Company may enter into contingent fee arrangements with external legal firms that may represent the Company in legal proceedings related to disputes. Contingent legal fees are accrued by the Company when they are probable and reasonably estimable.

On May 6, 2020, the Company initiated an arbitration proceeding with the Hong Kong International Arbitration Center (the “Tribunal”) against SMIC New Technology Research & Development (Shanghai) Corporation (“SMIC”) due to SMIC’s failure to pay fees due to the Company under a series of contracts. The Company seeks to recover the unpaid fees, a declaration requiring SMIC to pay fees under the contracts in the future (or a lump sum payment to end the contract), and costs associated with bringing the arbitration proceeding. SMIC denies liability and an arbitration hearing was held in February 2023. Final written submissions were submitted by the parties at the end of August 2023, and the parties submitted answers to the Tribunal’s final questions in August 2024. The Company is awaiting the Tribunal’s decision on a judgment.

8. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On April 11, 2022, the Board of Directors adopted a stock repurchase program (the “2022 Program”) to repurchase up to $35.0 million of the Company’s common stock on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. During the year ended December 31, 2024, 201,561 shares were repurchased by the Company under the 2022 Program at an average price of $34.23 per share for an aggregate total price of $6.9 million. In total, the Company repurchased 937,501 shares under the 2022 Program at an average price of $25.96 per share for an aggregate total price of $24.3 million.

The 2022 Program expired on April 11, 2024, and on April 15, 2024, the Board of Directors adopted a new stock repurchase program (the “2024 Program”) to repurchase up to $40.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. The Company has not repurchased any shares under the 2024 Program as of December 31, 2024.

9. EMPLOYEE BENEFIT PLANS

On December 31, 2024, the Company had the following stock-based compensation plans:

Employee Stock Purchase Plans

On June 15, 2021, the Company’s stockholders initially approved the 2021 Employee Stock Purchase Plan, which has been amended and restated by the Board of Directors and approved by the Company’s stockholders since then (as amended through the date of this report, the “2021 Purchase Plan”).

Under the 2021 Purchase Plan, eligible employees can contribute up to 10% of their compensation, as defined in the 2021 Purchase Plan, towards the purchase of shares of PDF common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of the purchase period. The 2021 Purchase Plan commenced on August 1, 2021, and provides for twenty-four-month offering periods with four six-month purchase periods in each offering period.

The Company estimated the fair value of purchase rights granted under the 2021 Purchase Plan during the year using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Year Ended December 31,
	2024	2023	2022
Expected life (in years)	1.25	1.25	1.25
Volatility	40.97%	43.66%	48.73%
Risk-free interest rate	4.61%	5.15%	2.75%
Expected dividend	—	—	—
Weighted average fair value of purchase rights granted during the year	$10.91	$15.71	$10.00

During the years ended December 31, 2024, 2023 and 2022, a total of 155,828, 223,608 and 182,083 shares, respectively, were issued under the 2021 Purchase Plan, at a weighted average purchase price of $26.14 per share, $17.14 per share and $16.15 per share, respectively. During the year ended December 31, 2022, a total of 5,203 shares were issued under the previously expired Employee Stock Purchase Plan adopted in 2010, at a weighted average purchase price of $13.40 per share per share. As of December 31, 2024, unrecognized compensation cost related to the 2021 Purchase Plan was $2.0 million, which is expected to be recognized over a weighted average period of 1.2 years.

As of December 31, 2024, 638,481 shares were available for future issuance under the 2021 Purchase Plan.

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

As of December 31, 2024, 15.1 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 3.6 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.5 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after the adoption of the 2011 Plan through December 31, 2024. As of December 31, 2024, there were no outstanding awards granted outside of the 2011 Plan.

The Company estimated the fair value of share-based awards granted under the 2011 Plan during the period using the Black-Scholes-Merton option-pricing model. There were no stock options granted during the years ended December 31, 2024, 2023 and 2022.

Stock-based compensation Expense

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

Stock-based compensation expenses related to the Company’s stock plans and employee stock purchase plans were allocated as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Costs of revenues	$5,087	$4,169	$2,974
Research and development	8,958	7,711	9,391
Selling, general, and administrative	11,002	9,604	7,284
Stock-based compensation expense	$25,047	$21,484	$19,649

Stock Options Activity

Additional information related to stock options under the 2011 Plan were as follows:

	Outstanding Options
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)	per Share	(Years)	(in thousands)
Outstanding, January 1, 2024	38	$15.92
Granted	—	—
Exercised	(8)	15.26
Canceled	—	—
Expired	—	—
Outstanding, December 31, 2024	30	$16.09	3.23	$327
Vested and expected to vest, December 31, 2024	30	$16.09	3.23	$327
Exercisable, December 31, 2024	30	$16.09	3.23	$327

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $27.08 as of December 31, 2024, which would have been received by the option holders had all option holders exercised their stock options as of that date.

The total intrinsic value of stock options exercised during the years presented were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Intrinsic value of options exercised	$147	$630	$2,287

Total fair value of stock options vested during the year ended December 31, 2024 was immaterial. As of December 31, 2024, there was no remaining unrecognized compensation cost related to unvested stock options.

Restricted Stock Units Activity

Nonvested restricted stock units were as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)	Per Share
Nonvested, January 1, 2024	1,995	$30.03
Granted	756	35.30
Vested	(804)	27.57
Forfeited	(62)	31.76
Nonvested, December 31, 2024	1,885	$33.14

The weighted average grant date fair values of restricted stock units granted during the years ended December 31, 2024, 2023 and 2022 were $35.30, $43.46 and $23.23, respectively.

The total fair value of restricted stock units vested during the years presented were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Fair value of restricted stock units vested	$26,963	$32,786	$22,676

As of December 31, 2024, there was $48.1 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 2.4 years. Restricted stock units do not have rights to dividends prior to vesting.

401(k) Savings Plan

The Company sponsors a 401(k) Retirement Savings Plan (the “401(k) Plan”) covering substantially all of its US employees. The Company’s 401(k) Plan is a defined contribution plan with a 401(k) salary deferral arrangement qualified under appropriate provisions of the Internal Revenue Code (the “Code”) and applicable state laws. Under the 401(k) Plan, eligible employees may make pre-tax salary or after-tax contributions up to 60% of annual compensation, as defined by the 401(k) Plan. In addition, participants who have reached the age of 50 can elect to withhold additional catch-up contributions subject to the Code and the 401(k) Plan limits. Participants may also contribute amounts representing distributions from other qualified plans (rollovers). The Company may make discretionary matching contributions. During the years ended December 31, 2024, 2023 and 2022, the Company matched from 50% to 100% of each employee’s contribution up to a maximum of 4% of the employee’s total eligible earnings. The Company’s matching contributions to the 401(k) Plan aggregated $1.8 million, $1.7 million and $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

10. INCOME TAXES

During the years ended December 31, 2024, 2023 and 2022, income (loss) before income tax expense from U.S. operations was $4.8 million, $3.2 million and ($1.2) million, respectively, and income before income tax expense from foreign operations was $1.8 million, $1.7 million and $1.7 million, respectively.

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
U.S.
Current	$499	$(353)	$1,210
Deferred	9	3	13
Foreign
Current	277	453	577
Withholding	1,699	1,770	2,111
Deferred	38	(109)	(12)
Total income tax expense	$2,522	$1,764	$3,899

The reconciliation between the statutory federal income tax expense and the Company’s effective income tax expense were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax expense	$1,382	$1,016	$106
State income tax expense	738	(65)	949
Stock compensation expense	286	(1,747)	(898)
Tax credits	(2,795)	(3,214)	(2,877)
Foreign taxes, net	1,707	1,859	2,195
Foreign-derived intangible income deduction	(2,052)	(1,612)	(830)
Change in valuation allowance	2,882	5,043	5,122
Section 162(m) limitation	148	424	92
Unrealized tax benefit reserve changes	232	99	136
Other	(6)	(39)	(96)
Total income tax expense	$2,522	$1,764	$3,899

As of December 31, 2024, the Company had federal and California net operating loss carry-forwards (“NOLs”) of $4.5 million and $13.0 million, respectively. Some of the federal NOLs, acquired as part of past acquisitions, have expirations in 2025 onwards, and about $2.3 million of the federal NOLs have no expiration. The California NOLs begin expiring in 2028 onwards.

As of December 31, 2024, the Company had federal and state research and experimental and other tax credit (“R&D credits”) carry-forwards of $24.7 million and $25.5 million, respectively. The federal credits began to expire in 2022, while the California credits have no expiration. The extent to which the federal and state credit carry-forwards can be used to offset future tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987.

The Company assesses its deferred tax assets for recoverability on a regular basis, and where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. Based on all available evidence, both positive and negative, the Company determined a full valuation allowance was still appropriate for its federal and state net deferred tax assets (“DTAs”) as of December 31, 2024, primarily driven by a cumulative loss incurred over the 12-quarter period ended December 31, 2024 and the likelihood that the Company will not utilize tax attributes before they begin to expire. The valuation allowance was $67.9 million and $64.2 million as of December 31, 2024 and 2023, respectively. The increase in the valuation allowance from December 31, 2023 to December 31, 2024 was primarily driven by an increase in capitalized research and experimental expenses and credits generated in the current year which require a valuation allowance. Management will continue to evaluate the need for a valuation allowance and may change its conclusion in a future period based on any change in facts (e.g. 12-quarter cumulative profit, significant new revenue, and other relevant factors). If the Company concludes that it is more likely than not to utilize some or all of its U.S. DTAs, it will release some or all of its valuation allowance and the Company’s income tax expense will decrease in the period in which such determination is made. Net deferred tax assets, after the U.S. valuation allowance, were immaterial as of December 31, 2024 and 2023.

The components of the net deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry forward	$2,414	$3,005
Research and development and other credit carry forward	31,988	30,633
Foreign tax credit carry forward	1,977	7,611
Capitalized research and experimental expenses	26,426	20,403
Accruals deductible in different periods	6,049	4,037
Leases	1,113	1,282
Stock-based compensation	2,087	1,882
Total deferred tax assets	72,054	68,853
Less: valuation allowance	(67,946)	(64,152)
Total deferred tax assets, net of valuation allowance	4,108	4,701

Deferred tax liabilities:
Property and equipment, net	(752)	(612)
Operating lease right-of-use assets	(1,082)	(1,266)
Intangible assets	(2,366)	(2,995)
Total deferred tax liabilities	(4,200)	(4,873)

Net deferred tax liabilities	$(92)	$(172)

The Company classifies its liabilities for income tax exposures as long-term. The Company includes interest related to unrecognized tax benefits within the Company’s income tax expense. As of December 31, 2024 and 2023, the Company had accrued interest related to unrecognized tax benefits of $0.6 million and $0.7 million, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company recognized reversal of interest related to unrecognized tax benefits of ($20,000), ($15,000) and ($61,000) respectively, in the Consolidated Statements of Comprehensive Income (Loss).

The Company’s total amount of unrecognized tax benefits, excluding interest, as of December 31, 2024 was $16.6 million, of which $2.1 million, if recognized, would impact the Company’s effective tax rate. As of December 31, 2024, the Company has recorded unrecognized tax benefits of $2.8 million, including interest of $0.6 million, as long-term income taxes payable in its Consolidated Balance Sheet. The remaining $14.4 million has been recorded within DTAs, which is subject to a full valuation allowance. The Company does not expect the change in unrecognized tax benefits over the next twelve months to materially impact its results of operations and financial position.

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Gross unrecognized tax benefits, beginning of year	$15,937	$15,109	$14,743
Increases in tax positions for current year	1,290	1,469	988
Increases in tax positions for prior years	—	91	—
Lapse in statute of limitations	(658)	(732)	(622)
Gross unrecognized tax benefits, end of year	$16,569	$15,937	$15,109

The Company does not provide deferred taxes on undistributed earnings of its foreign subsidiaries as it intends to indefinitely reinvest those earnings.

The Company conducts business globally and, as a result, files numerous consolidated and separate income tax returns in the U.S. federal, various state and foreign jurisdictions. For U.S. federal and California income tax purposes, the statute of limitations currently remains open for the years ended 2021 to present and 2020 to present, respectively. In addition, all of the NOLs and R&D credit carry-forwards that may be utilized in future years may be subject to federal and state examination. The Company is not currently under income tax examinations in the U.S. or in any other of its major foreign subsidiaries’ jurisdictions.

Valuation allowance for DTAs is summarized as follows (in thousands):

	Balance at	Charged to	Deductions/	Balance at
	Beginning	Income Tax	Write-offs of	End of
	of Period	Expense	Accounts	Period
2024	$64,152	$3,794	$—	$67,946
2023	$59,215	$4,937	$—	$64,152
2022	$51,586	$7,629	$—	$59,215

11. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands except per share amount):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$4,057	$3,105	$(3,429)
Denominator:
Basic weighted average common shares outstanding	38,602	38,015	37,309
Effect of dilutive stock options, unvested restricted stock units, and shares of common stock expected to be issued under employee stock purchase plan	445	922	—
Diluted weighted average common shares outstanding	39,047	38,937	37,309

Net income (loss) per share:
Basic	$0.11	$0.08	$(0.09)
Diluted	$0.10	$0.08	$(0.09)

For the year ended December 31, 2022, because the Company was in a loss position, basic net loss per share was the same as diluted net loss per share as the inclusion of the potential common shares would have been anti-dilutive.

The following table summarizes the potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Non-vested restricted stock units	843	351	787
Outstanding stock options	—	—	56
Shares issuable under employee stock purchase plan	69	—	84
Total	912	351	927

12. CUSTOMER AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, reviews discrete financial information including total revenues, gross profit, and net income (loss) presented on a consolidated basis for purposes of regularly making operating decisions about allocation of resources and financial performance assessment. Further, the CODM reviews and utilizes functional expenses (costs of revenues, research and development, and selling, general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income (loss) are amortization of acquired intangible assets, interest and other expense (income), net and income tax expense, which are reflected in the Consolidated Statements of Comprehensive Income (Loss). Accordingly, the Company considers itself as one operating and reporting segment because it does not distinguish between markets, specifically the provision of services for differentiated data and analytics solutions to the semiconductor and electronics industries.

The following table presents segment total revenues, gross profit, and net income (loss) for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total revenues	$179,465	$165,835	$148,549
Costs of revenues	$54,144	$51,749	$47,907
Gross profit	$125,321	$114,086	$100,642
Net income (loss)	$4,057	$3,105	$(3,429)

Revenues from individual customers that are approximately 10% or more of the Company’s consolidated total revenues are as follows:

	Year Ended December 31,
Customer	2024	2023		2022
A	19%	35%		31%
B	12%	*	%	* %
C	* %	*	%	10%
*	represents less than 10%

Gross accounts receivable balances (including amounts that are unbilled) from individual customers that are approximately 10% or more of the Company’s gross accounts receivable balance are as follows:

	December 31,
Customer	2024	2023
A	21%	39%
B	13	*	%
C	11	*	%
D	*	11%
E	12%	*	%
*	represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites were as follows (in thousands):

	Year Ended December 31,
	2024		2023			2022
		Percentage		Percentage			Percentage
	Revenues	of Revenues	Revenues	of Revenues	$	Revenues	of Revenues
United States	$74,341	41%	$92,798	56%		$73,625	50%
Japan	37,427	21%	10,465	6%		13,916	9%
China	22,102	12%	26,488	16%		24,494	16%
Taiwan	9,257	5%	9,339	6%		7,995	6%
Rest of the world	36,338	21%	26,745	16%		28,519	19%
Total revenue	$179,465	100%	$165,835	100%		$148,549	100%

Long-lived assets, net by geographic area were as follows (in thousands):

	December 31,
	2024	2023
United States (1)	$58,782	$45,619
Rest of the world	1,461	1,362
Total long-lived assets, net	$60,243	$46,981
(1)	Includes assets deployed at customer sites which could be outside the U.S.

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

Level 3 -	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the fair value of the Company’s financial instruments (in thousands):

		Fair Value Measurements Using
	Balance Sheet	December 31,
Assets	Classification	2024	(Level 1)	(Level 2)	Level 3)
Money market mutual funds	Cash equivalents	$66,213	$66,213	$—	$—
Available-for-sale debt securities:
U.S. Government securities (1)	Short-term investments	24,291	24,291	—	—
Convertible note receivable (2)	Non-current assets	2,038	—	—	2,038
Total		$92,542	$90,504	$—	$2,038

		Fair Value Measurements Using
	Balance Sheet	December 31,
Assets	Classification	2023	(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	Cash equivalents	$83,810	$83,810	$—	$—
Available-for-sale debt securities:
U.S. Government securities (1)	Short-term investments	36,544	36,544	—	—
Total		$120,354	$120,354	$—	$—
(1)	The carrying amount of the Company’s investments in U.S. Government securities approximate fair value due to their short-term maturities, and there have been no events or changes in circumstances that would have had a significant effect on the fair value of these securities as of December 31, 2024 and 2023.
(2)	In August 2024, the Company purchased a $2.0 million non-marketable convertible promissory note from an unrelated third party (the “convertible note”). The convertible note bears a 5% interest rate annually and will mature in August 2026.

14. STRATEGIC PARTNERSHIP AGREEMENT WITH ADVANTEST AND RELATED PARTY TRANSACTIONS

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

Analytics revenue recognized from Advantest during the years ended December 31, 2024, 2023 and 2022 was $12.7 million, $9.0 million and $10.3 million, respectively. Accounts receivable from Advantest were not material as of December 31, 2024 and 2023. Deferred revenue amounted to $8.3 million and $9.4 million as of December 31, 2024 and 2023, respectively.

The Company carries out transactions with Advantest on arm’s length commercial customary terms.

15. BUSINESS COMBINATION

On July 5, 2023 (the “Acquisition Date”), the Company, through its wholly-owned subsidiary in Canada, PDF Solutions Canada, Ltd., acquired 100% of the equity interest in Lantern Machinery Analytics, Inc. headquartered in Canada, a privately-held provider of automated image analysis and feature extraction machine learning and artificial intelligence (“AI”)  software for critical inspection and metrology steps at battery cell development and manufacturing processes for the electric vehicle industry. This software will enhance the Company’s Exensio analytics software and product offerings to new and existing battery manufacturer customers. The total cash consideration for this acquisition was $1.8 million, net of cash acquired, for all of the outstanding equity of Lantern Machinery Analytics, Inc.

The Company accounted for this acquisition as a business combination in accordance with FASB ASC Topic 805, Business Combinations. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their respective estimated fair values as of the Acquisition Date. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill recorded from this acquisition represents business benefits the Company anticipates from the acquired workforce and expectation for expanded sales opportunities to foster further business growth. Due to the nature of the transaction, the goodwill associated with the acquisition is not deductible for tax purposes. Total payments made for this acquisition, net of cash acquired, amounted to $1.8 million and was funded from available cash of the Company.

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

16. SUBSEQUENT EVENTS

Pending Business Acquisition and Debt Financing

On February 19, 2025, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Telit IOT Solutions Inc., a Delaware corporation (the “Seller”), and SecureWise LLC, a Delaware limited liability company (the “Target”, or “secureWISE”), pursuant to which the Company will acquire the Seller’s secureWISE business (the “Business”) by means of a purchase of all of the outstanding equity interests of the Target held by the Seller (the “Transaction”). The Purchase Agreement contains warranties, covenants, closing conditions and indemnities customary for acquisitions of this nature.

Upon completion of the Transaction (“Closing”), the Company expects the acquisition to accelerate equipment makers’ ability to derive value from equipment data by enabling them to leverage the Company’s Exensio analytics software and to expand the capability of the Company’s secure DEX OSAT network by allowing equipment makers, fab operators, and fabless companies to collaborate to optimize chip manufacturing and test.

Pursuant to the Purchase Agreement, upon Closing, the Company will pay the Seller a cash purchase price of $130 million, subject to customary adjustments in respect of indebtedness, transaction expenses, cash and working capital of the Business. The purchase price will be funded by a combination of cash on hand and new bank debt, as discussed below. The Transaction was approved by the Company’s Board of Directors and is expected to close during the first calendar quarter of 2025.

In connection with the execution of the Purchase Agreement, the Company has delivered to the Seller a debt commitment letter (the “Debt Commitment Letter”) executed with Wells Fargo Bank, National Association (the “Commitment Party”), pursuant to which the Commitment Party has committed, subject to the terms and conditions contained therein, to provide the Company with (a) a revolving credit facility in an aggregate principal amount of $45 million and (b) a term loan facility in an aggregate principal amount of $25 million (the “Debt Financing”). The proceeds of the Debt Financing are intended to fund, in part, the purchase price payable in the Transaction, on the terms and subject to the conditions set forth therein. The Purchase Agreement does not include a financing contingency. The funding of the Debt Financing is contingent upon the satisfaction or waiver of certain customary conditions set forth in the Debt Commitment Letter, including, without limitation, the execution and delivery of definitive documentation consistent with the Debt Commitment Letter.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2024, in connection with the filing of this Annual Report on Form 10-K. Based on that evaluation, as of December 31, 2024, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Our management, with the participation of our principal executive officer and principal financial and accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. This evaluation was based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by BPM LLP, the Company's independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter ended December 31, 2024, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Insider Adoption or Termination of Trading Arrangements

During the quarter ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Pursuant to Paragraph (3) of the General Instructions to Form 10-K, certain of the information required by Part III of this Annual Report on Form 10-K is incorporated by reference from our Proxy Statement as set forth below. The Proxy Statement is expected to be filed within 120 days of December 31, 2024.

Item 10.  Directors, Executive Officers and Corporate Governance.

Information with respect to our directors and our Audit Committee appears in our Proxy Statement under “Proposal No. 1 — Election of Class II Directors — Nominees for Class II Directors” and is incorporated herein by reference. Information with respect to our executive officers appears in Part I, Item 1 — “Information about our Executive Officers” of this Annual Report on Form 10-K.

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

We have adopted an Insider Trading and Disclosure Policy (filed as Exhibit 19.01 to this Annual Report on Form 10-K) governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees. We also follow procedures for our repurchase of our securities. We believe that our Insider Trading and Disclosure Policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules, and regulations and the Nasdaq listing standards applicable to us.

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

The following documents are included as Part II, Item 8 of this Annual Report on Form 10-K:

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

See Item 15(b) below.

(b)	Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File Number	Provided Herewith
2.01	Equity Purchase Agreement, dated as of February 19, 2025, by and among PDF Solutions, Inc., SecureWise LLC and Telit IOT Solutions Inc.	8-K	2/19/2025	2.1	000-31311
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc., and Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.	10-Q	8/8/2024	3.01	000-31311
3.02	Amended and Restated Bylaws of PDF Solutions, Inc.	8-K	5/1/2019	3.1	000-31311
4.01	Stockholder Agreement by and between PDF Solutions, Inc. and Advantest America, Inc. dated July 30, 2020	10-Q	11/6/2020	4.2	000-31311
4.02	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	3/1/2022	4.03	000-31311
10.01	Form of Indemnification Agreement between PDF Solutions, Inc. and certain of its senior executive officers and directors*	10-K	3/16/2009	10.17	000-31311
10.02	PDF Solutions, Inc. First Amended and Restated 2021 Employee Stock Purchase Plan*	DEF14A	4/29/2024	Appendix C	000-31311
10.03	PDF Solutions, Inc. Ninth Amended and Restated 2011 Stock Incentive Plan*					X
10.04	Form of Stock Option Agreement (Non-statutory) under PDF Solutions, Inc. 2011 Stock Incentive Plan*	10-K	3/15/2012	10.18	000-31311
10.05	Form of Stock Unit Agreement under PDF Solutions, Inc. 2011 Stock Incentive Plan*	10-K	3/15/2012	10.19	000-31311
10.06	Board of Directors Acceleration Agreement*	10-K	2/27/2024	10.06	000-31311
10.07	Employment offer to Adnan Raza, dated January 23, 2020*	10-K	3/10/2020	10.17	000-31311

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Provided Herewith
10.08	Software License and Related Services Agreement by and between PDF Solutions, Inc. and Advantest America, Inc. dated March 25, 2020 and Amendment No.1 thereto dated July 29, 2020+	10-Q	11/6/2020	10.1	000-31311
10.09	Amendment #1 to Amendment #1 to Software License and Related Services Agreement by and between PDF Solutions, Inc. and Advantest America, Inc., dated June 5, 2022, by and between PDF Solutions, Inc. and Advantest America, Inc.+	10-Q	11/10/2022	10.01	000-31311
10.10	Amendment #2 to Amendment #1 to Software License and Related Services Agreement by and between PDF Solutions, Inc. and Advantest America, Inc., signed November 11, 2022, by and between PDF Solutions, Inc. and Advantest America, Inc.+	10-K	3/1/2023	10.13	000-31311
10.11	Amended and Restated Master Development Agreement by and between PDF Solutions, Inc. and Advantest America, Inc. dated July 29, 2020+	10-Q	11/6/2020	10.2	000-31311
10.12	Addendum #1 to Revised 2020 Contract, signed March 17, 2023, by and between PDF Solutions, Inc. and Advantest America, Inc.+	10-Q	8/8/2023	10.2	000-31311
10.13	Master Commercial Terms and Support Services Agreement by and between PDF Solutions, Inc. and Advantest America, Inc. dated July 29, 2020+	10-Q	11/6/2020	10.3	000-31311
10.14	Securities Purchase Agreement by and between PDF Solutions, Inc. and Advantest America, Inc. dated July 29, 2020+	10-Q	11/6/2020	4.1	000-31311
19.01	Insider Trading and Disclosure Policy					X
21.01	Subsidiaries of Registrant					X
23.01	Consent of BPM LLP, Independent Registered Public Accounting Firm					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Provided Herewith
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

X
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†					X
32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†					X
97.01	Compensation Recovery Policy	10-K	2/27/2024	97.01	000-31311
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Date: February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

February 27, 2025	/s/ JOHN K. KIBARIAN	Director, President and Chief Executive Officer
	John K. Kibarian	(Principal executive officer)

February 27, 2025	/s/ ADNAN RAZA	Executive Vice President, Finance and Chief Financial
	Adnan Raza	Officer
(Principal financial and accounting officer)

February 27, 2025	/s/ JOSEPH R. BRONSON	Lead Independent Director
Joseph R. Bronson

February 27, 2025	s/ CHI-FOON CHAN	Director
Chi-Foon Chan

February 27, 2025	/s/ NANCY ERBA	Director
Nancy Erba

February 27, 2025	/s/ MICHAEL B. GUSTAFSON	Director
Michael Gustafson

February 27, 2025	s/ YE JANE LI	Director
Ye Jane Li

February 27, 2025	s/ KIMON MICHAELS	Director
Kimon Michaels

February 27, 2025	s/ SHUO ZHANG	Director
Shuo Zhang