Form 10-Q
period 2025-03-31
PDF SOLUTIONS INC
filed 2025-05-08
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2025

or

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

There were 39,139,563 shares of the Registrant’s Common Stock outstanding as of May 2, 2025.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$43,734	$90,594
Short-term investments	10,415	24,291
Accounts receivable, net of allowance for credit losses	63,676	73,649
Prepaid expenses and other current assets	22,800	17,445
Total current assets	140,625	205,979
Property and equipment, net	56,564	48,465
Operating lease right-of-use assets, net	3,661	4,029
Goodwill	96,645	14,953
Intangible assets, net	58,357	12,307
Deferred tax assets, net	215	43
Other non-current assets	33,905	29,513
Total assets	$389,972	$315,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,394	$8,255
Accrued compensation and related benefits	10,902	16,855
Accrued and other current liabilities	13,037	8,752
Operating lease liabilities – current portion	1,591	1,675
Deferred revenues – current portion	27,131	25,005
Current portion of long-term debt, net	2,240	—
Total current liabilities	64,295	60,542
Long-term income taxes	2,932	2,915
Non-current portion of operating lease liabilities	3,154	3,504
Long-term debt, net	66,416	—
Other non-current liabilities	4,195	2,291
Total liabilities	140,992	69,252
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 51,170 and 50,717, respectively; shares outstanding 39,130 and 38,801, respectively	6	6
Additional paid-in capital	511,745	502,902
Treasury stock, at cost, 12,040 and 11,916 shares, respectively	(162,672)	(159,352)
Accumulated deficit	(97,020)	(93,988)
Accumulated other comprehensive loss	(3,079)	(3,531)
Total stockholders’ equity	248,980	246,037
Total liabilities and stockholders’ equity	$389,972	$315,289

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Analytics	$42,471	$38,463
Integrated Yield Ramp	5,307	2,847
Total revenues	47,778	41,310

Costs and Expenses:
Costs of revenues	12,955	13,529
Research and development	14,628	12,984
Selling, general, and administrative	23,372	16,498
Amortization of acquired intangible assets	378	259
Loss from operations	(3,555)	(1,960)
Interest expense	(311)	—
Other income (expense), net	870	1,692
Loss before income tax expense	(2,996)	(268)
Income tax expense	(36)	(125)
Net loss	(3,032)	(393)

Other comprehensive loss:
Foreign currency translation adjustments, net of tax	462	(522)
Change in unrealized loss related to available-for-sale debt securities, net of tax	(10)	(20)
Total other comprehensive income (loss)	452	(542)
Comprehensive loss	$(2,580)	$(935)

Net loss per share:
Basic	$(0.08)	$(0.01)
Diluted	$(0.08)	$(0.01)

Weighted average common shares used to calculate net loss per share:
Basic	39,088	38,500
Diluted	39,088	38,500

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2025
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2024	38,801	$6	$502,902	11,916	$(159,352)	$(93,988)	$(3,531)	$246,037
Issuance of common stock in connection with employee stock purchase plan	90	—	2,120	—	—	—	—	2,120
Issuance of common stock in connection with exercise of options	1	—	8	—	—	—	—	8
Vesting of restricted stock units	238	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock awards	—	—	—	124	(3,320)	—	—	(3,320)
Stock-based compensation expense	—	—	6,715	—	—	—	—	6,715
Comprehensive income (loss)	—	—	—	—	—	(3,032)	452	(2,580)
Balances, March 31, 2025	39,130	$6	$511,745	12,040	$(162,672)	$(97,020)	$(3,079)	$248,980

	Three Months Ended March 31, 2024
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2023	38,289	$6	$473,295	11,460	$(143,923)	$(98,045)	$(2,387)	$228,946
Repurchase of common stock	(202)	—	—	202	(6,899)	—	—	(6,899)
Issuance of common stock in connection with employee stock purchase plan	74	—	1,916	—	—	—	—	1,916
Issuance of common stock in connection with exercise of options	1	—	25	—	—	—	—	25
Vesting of restricted stock units	231	—	—	—	—	—	—	—
Purchases of treasury stock in connection with tax withholdings on restricted stock awards	—	—	—	118	(3,794)	—	—	(3,794)
Stock-based compensation expense	—	—	6,154	—	—	—	—	6,154
Comprehensive loss	—	—	—	—	—	(393)	(542)	(935)
Balances, March 31, 2024	38,393	$6	$481,390	11,780	$(154,616)	$(98,438)	$(2,929)	$225,413

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,032)	$(393)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	6,596	6,110
Depreciation and amortization	685	1,064
Amortization of acquired intangible assets	1,056	843
Amortization of costs capitalized to obtain revenue contracts	872	634
Net accretion of discounts on short-term investments	(196)	(485)
Deferred taxes	(312)	9
Other	(248)	(74)
Changes in operating assets and liabilities:
Accounts receivable	13,033	(2,389)
Prepaid expenses and other current assets	(5,123)	(408)
Operating lease right-of-use assets	374	306
Other non-current assets	(4,124)	(5,864)
Accounts payable	84	1,801
Accrued compensation and related benefits	(6,025)	(5,214)
Accrued and other liabilities	3,936	213
Deferred revenues	1,504	2,304
Operating lease liabilities	(440)	(319)
Net cash provided by (used in) operating activities	8,640	(1,862)
Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	16,998	19,000
Purchases of short-term investments	(2,938)	(19,619)
Purchases of property and equipment	(8,105)	(2,023)
Prepayment for the purchase of property and equipment	(98)	—
Payment for business acquisition, net of cash acquired	(129,718)	—
Net cash used in investing activities	(123,861)	(2,642)
Cash flows from financing activities:
Proceeds from long-term debt, net of payment of debt financing costs	69,150	—
Proceeds from exercise of stock options	8	25
Proceeds from employee stock purchase plan	2,120	1,916
Payments for taxes related to net share settlement of equity awards	(3,320)	(3,794)
Repurchases of common stock	—	(6,899)
Net cash provided by (used in) financing activities	67,958	(8,752)

Effect of exchange rate changes on cash and cash equivalents	403	(466)
Net change in cash and cash equivalents	(46,860)	(13,722)
Cash and cash equivalents at beginning of period	90,594	98,978
Cash and cash equivalents at end of period	$43,734	$85,256

Continued on next page.

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$226	$668
Cash paid for amounts included in the measurement of operating lease liabilities	$481	$405

Supplemental disclosure of noncash information:
Prepayments for purchase of property and equipment transferred from prepaid assets to property and equipment	$136	$—
Property and equipment received and accrued in accounts payable and accrued and other current liabilities	$6,094	$745
Stock-based compensation capitalized as property and equipment	$119	$45
Property and equipment transferred to sales-type leases	$—	$3,652
Operating lease liabilities arising from obtaining right-of-use assets	$—	$142
Debt financing costs included in accounts payable	$500	$—

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by PDF Solutions, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.

The interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all intercompany balances and transactions.

The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Reclassification of Prior Period Amount

Certain immaterial prior period amounts on the condensed consolidated balance sheet and condensed consolidated statements of cash flows have been reclassified to conform with current period presentation.

Recent Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard for “annual financial statements that have not yet been issued or made available for issuance.” This ASU may be applied either prospectively or retrospectively. The Company will adopt this ASU on a prospective basis. The Company is currently evaluating the impact of the new standard on the consolidated financial statements and related disclosures.

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

Analytics Revenue

Analytics revenue is derived from the following primary offerings: licenses and services for standalone software (which is primarily Exensio® and Cimetrix® products), software-as-a-service (“SaaS”) (which is primarily Exensio® products and includes secureWISE® products and services), and Design-for-Inspection™ (“DFI™”) systems and Characterization Vehicle® (“CV®”) systems that do not include performance incentives based on customers’ yield achievement.

Revenue from standalone software is recognized depending on whether the license is perpetual or time-based. Perpetual (one-time charge) license software is recognized at the time of the inception of the arrangement when control transfers to the customers if the software license is considered as a separate performance obligation from the services offered by the Company. Revenue from post-contract support is recognized over the contract term on a straight-line basis, because the Company is providing (i) support and (ii) unspecified software updates on a when-and-if available basis over the contract term. Revenue from time-based-licensed software is allocated to each performance obligation and is recognized either at a point in time or over time as follows. The license component is recognized at the time when control transfers to customers, with the post-

contract support component recognized ratably over the committed term of the contract. For contracts with any combination of licenses, support, and other services, distinct performance obligations are accounted for separately. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation on a relative basis using the SSP attributed to each performance obligation.

Revenue from SaaS arrangements, which allow for the use of a software product or service over a contractually determined period of time without the customer having to take possession of the software, e.g., cloud-based or via a network of secureWISE servers, is accounted for as a subscription and is recognized as revenue ratably, on a straight-line basis, over the subscription period beginning on the date the service is first made available to customers. For contracts with any combination of SaaS and related services, distinct performance obligations are accounted for separately. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation on a relative basis using the SSP attributed to each performance obligation.

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

The Company also leases some of its DFI system and CV system assets to some customers. The Company determines the existence of a lease when the customer controls the use of these identified assets for a period of time defined in the lease agreement and classifies such leases as operating leases or sales-type leases. A lease is classified as a sales-type lease if it meets certain criteria under ASC Topic 842, Leases; otherwise, it is classified as an operating lease. Operating lease revenue is recognized on a straight-line basis over the lease term. Sales-type lease revenue and corresponding lease receivables are recognized at lease commencement based on the present value of the future lease payments, and related interest income on lease receivable is recognized over the lease term and are recorded under Analytics revenue in the condensed consolidated statements of comprehensive income (loss). Payments under sales-type leases are discounted using the interest rate implicit in the lease. When the Company’s leases are embedded in contracts with customers that include non-lease performance obligations, the Company allocates consideration in the contract between lease and non-lease components based on their relative SSPs. Assets subject to operating leases remain in property and equipment and continue to be depreciated. Assets subject to sales-type leases are derecognized from property and equipment, net at lease commencement and a net investment in the lease asset is recognized in prepaid expenses and other current assets and other non-current assets in the condensed consolidated balance sheets.

The Company generates revenue from the sale of DFI system products. Revenue is recognized at a point in time when the Company’s performance obligations have been completed, and the customer has accepted the product.

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

The Company’s performance obligations are satisfied either over time or at a point-in-time. The following table represents a disaggregation of revenue percentage by timing of revenue:

	Three Months Ended March 31,
	2025	2024
Over time	61%	65%
Point-in-time	39%	35%
Total	100%	100%

International revenues accounted for approximately 62% and 57% of the Company’s total revenues during the three months ended March 31, 2025 and 2024, respectively. See Note 9, Customer and Geographic Information.

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

The Company’s contracts with customers often include promises to transfer products, software licenses and provide services, including professional services, technical support services, and rights to unspecified updates to a customer. Determining whether licenses and services are distinct performance obligations that should be accounted for separately, or not distinct and thus accounted for together, requires significant judgment. The Company is required to estimate the range of the SSPs for each performance obligation and in instances where the SSP is not directly observable because the Company does not license the software or sell the service separately, the Company determines the SSP using information that may include market conditions and other observable inputs.

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

The contract assets are recorded on a net basis with deferred revenue (i.e., contract liabilities) at the contract level. The contract assets consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Current (included in Prepaid expenses and other current assets)	$6,423	$3,224
Non-current (included in Other non-current assets)	505	617
Total contract assets	$6,928	$3,841

The Company did not record any asset impairment charges related to contract assets for the periods presented.

Deferred revenues and billings in excess of recognized revenues consist substantially of amounts invoiced in advance of revenue recognition and are recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as current deferred revenues and the remaining portion is recorded in other non-current liabilities in the condensed consolidated balance sheets.

Deferred revenues were the following (in thousands):

	March 31,	December 31,
	2025	2024
Current	$27,131	$25,005
Non-current (included in Other non-current liabilities)	1,552	1,512
Total deferred revenues	$28,683	$26,517

Additional information related to deferred revenue were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue recognized that was included in the deferred revenues and billings in excess of recognized revenues balances at the beginning of each year	$10,025	$11,444

As of March 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was approximately $226.7 million. Given the applicable contract terms with customers, more than half of this amount is expected to be recognized as revenue over the next two years with the remainder to be recognized thereafter. This amount does not include insignificant contracts to which the customer is not committed, nor significant contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed, or future sales-based or usage-based royalty payments in exchange for a license of intellectual property. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications, or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to the scope, change in timing of delivery of products and services, or contract modifications.

The adjustment to revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was an increase of $0.2 million and a decrease of $0.6 million during the three months ended March 31, 2025 and 2024, respectively. These amounts primarily represent changes in estimated percentage-of-completion based contracts and changes in actual versus estimated Gainshare.

Costs to Obtain or Fulfill a Contract

The Company capitalizes the incremental costs to obtain or fulfill a contract with a customer, including direct sales commissions and related fees, when it expects to recover those costs. Amortization expense related to these capitalized costs is recognized over the period associated with the revenue from which the cost was incurred.

Total capitalized direct sales commission costs and related fees were the following (in thousands):

	March 31,	December 31,
	2025	2024
Current (included in Prepaid expenses and other current assets)	$2,494	$2,929
Non-current (included in Other non-current assets)	4,147	2,385
Total capitalized direct sales commission costs	$6,641	$5,314

Amortization of capitalized direct sales commission costs was the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Amortization of capitalized direct sales commission costs	$872	$634

There was no impairment loss in relation to the costs capitalized for the periods presented.

Practical Expedient

The Company does not adjust the transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists, and determined its contracts did not include a material significant financing component during the three months ended March 31, 2025 and 2024.

3. BALANCE SHEET COMPONENTS

Accounts Receivable

Accounts receivable include amounts that are unbilled at the end of the period that are expected to be billed and collected within a 12-month period. Unbilled accounts receivable, included in accounts receivable, totaled $27.0 million and $23.0 million as of March 31, 2025, and December 31, 2024, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12-month period are recorded in other non-current assets and totaled $8.6 million and $9.0 million as of March 31, 2025, and December 31, 2024, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for credit losses is maintained for probable credit losses based upon the Company’s assessment of the expected collectibility of the accounts receivable. The allowance for credit losses is reviewed on a quarterly basis to assess the adequacy of the allowance. The allowance for credit losses was $0.9 million as of March 31, 2025 and December 31, 2024.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid expense	$7,840	$6,481
Contract assets	6,423	3,224
Costs capitalized to obtain revenue contracts	2,494	2,929
Net investments in sales-type leases - current portion	5,274	4,526
Income tax receivable	769	285
Total prepaid expenses and other current assets	$22,800	$17,445

Property and Equipment

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Computer equipment	$12,751	$10,799
Software and capitalized software development cost	6,646	5,617
Furniture, fixtures, and equipment	2,553	2,529
Leasehold improvements	6,850	6,691
Laboratory and other equipment	6,009	5,734
Test equipment	21,681	22,680
Property and equipment in progress:
DFI system assets	40,231	34,935
CV system and other assets	7,508	6,431
Total property and equipment	104,229	95,416
Less: Accumulated depreciation and amortization	(47,665)	(46,951)
Total property and equipment, net	$56,564	$48,465

Test equipment mainly includes DFI™ system and CV® system assets at customer sites that are contributing to revenue. Property and equipment in progress represent the development or construction of property and equipment that have not yet been placed in service for the Company’s intended use and are not depreciated.

Depreciation and amortization expense was $0.7 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively.

Goodwill and Intangible Assets, Net

The following table summarizes goodwill transactions for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of the period	$14,953	$15,029
Addition	81,686	—
Foreign currency translation adjustment	6	(76)
Balance at end of the period	$96,645	$14,953

The Company completed the acquisition of SecureWise LLC (“SecureWise”) on March 7, 2025. See Note 14, “Business Combination” for additional information related to the goodwill and intangible assets added from this acquisition.

Intangible assets, net, consisted of the following (in thousands):

		March 31, 2025			December 31, 2024
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired intangible assets:
Customer relationships	1 - 13	$38,400	$(8,080)	$30,320	$9,499	$(7,866)	$1,633
Developed technology	4 - 9	46,173	(25,326)	20,847	34,566	(24,601)	9,965
Tradename and trademarks	2 - 10	8,198	(1,216)	6,982	1,598	(1,120)	478
Patent	6 - 10	2,100	(1,892)	208	2,100	(1,869)	231
Noncompetition agreements	3	848	(848)	—	848	(848)	—
Total		$95,719	$(37,362)	$58,357	$48,611	$(36,304)	$12,307

The weighted average amortization period for acquired identifiable intangible assets was 9.1 years as of March 31, 2025. The amortization expense related to intangible assets were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Amortization of acquired technology (included in costs of revenues)	$678	$584
Amortization of acquired intangible assets (presented separately under costs and expenses)	378	259
Total amortization of acquired intangible assets	$1,056	$843

The estimated future amortization of acquired identifiable intangible assets as follows (in thousands):

Year Ending December 31,	Amount
2025 (remaining nine months)	$6,196
2026	8,092
2027	7,939
2028	7,634
2029	5,949
2030 and thereafter	22,547
Total future amortization expense	$58,357

There was no impairment charges for goodwill and intangible assets during the three months ended March 31, 2025 and 2024.

Other Non-current Assets

Other non-current assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Net investments in sales-type leases (3)	$16,492	$13,226
Unbilled accounts receivable (2)	8,587	8,983
Costs capitalized to obtain revenue contracts (1)	4,147	2,385
Contract assets (1)	505	617
Other	4,174	4,302
Total other non-current assets	$33,905	$29,513
(1)	See Note 2, Revenue from Contracts with Customers.
(2)	See Note 3, Balance Sheet Components – Accounts Receivable.
(3)	The Company had net investments in sales-type leases for its DFI™ system and CV® system assets. The following table summarizes the components of the Company’s net investments in sales-type leases in the condensed consolidated balance sheets (in thousands):

	March 31,	December 31,
	2025	2024
Present value of lease receivables	$13,784	$13,238
Less: Contract liability	—	(3,235)
Net lease receivables	13,784	10,003
Unguaranteed residual assets	7,982	7,749
Total net investments in sales-type leases	$21,766	$17,752
Reported as:
Current (included in Prepaid expenses and other current assets)	$5,274	$4,526
Non-current (included in Other non-current assets)	16,492	13,226
Total net investments in sales-type leases	$21,766	$17,752

Maturities of leases payments under sales-type leases as of March 31, 2025, were as follows (in thousands):

Year Ending December 31,	Amount
2025 (remaining nine months)	$5,715
2026	8,086
2027	1,724
2028	56
Total future sales-type lease payments	15,581
Less: Present value adjustment (a)	(1,797)
Present value of lease receivables	$13,784
(a)	Calculated using the rate implicit in the lease determined for each lease.

There was no allowance for credit losses on lease receivables as of March 31, 2025, and December 31, 2024. The Company’s ongoing risk management strategy for residual assets includes performing regular reviews of estimated residual values.

4. LEASES

The Company leases administrative and sales offices and certain equipment under non-cancellable operating leases, which contain various renewal or termination options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various dates through 2028. The Company had no leases that were classified as a financing lease as of March 31, 2025, and December 31, 2024.

Lease expense was comprised of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$414	$381
Short-term lease and variable lease expense (1)	207	214
Total lease expense	$621	$595
(1)	Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease expense for the periods presented primarily included common area maintenance charges.

Supplemental condensed consolidated balance sheets information related to operating leases was as follows:

	March 31,	December 31,
	2025	2024
Weighted average remaining lease term under operating leases (in years)	3.1	3.3
Weighted average discount rate for operating lease liabilities	6.0%	6.0%

Maturities of operating lease liabilities as of March 31, 2025 were as follows (in thousands):

Year Ending December 31,	Amount
2025 (remaining nine months)	$1,337
2026	1,548
2027	1,485
2028	847
Total future minimum lease payments	5,217
Less: Interest (1)	(472)
Present value of future minimum lease payments under operating lease liabilities	$4,745
Reported as of March 31, 2025:
Operating lease liabilities – current	$1,591
Operating lease liabilities – non-current	3,154
Total operating lease liabilities	$4,745
(1)	Calculated using incremental borrowing interest rate for each lease.

As of March 31, 2025, the Company had additional undiscounted future minimum payments of $0.4 million relating to an operating lease for an office space that had been signed but had not yet commenced. This operating lease will commence during the second quarter of 2025 and will have a lease term of approximately 6.2 years.

5. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On April 11, 2022, the Board of Directors adopted a stock repurchase program (the “2022 Program”) to repurchase up to $35.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. During the three months ended March 31, 2024, 201,561 shares were repurchased by the Company under the 2022 Program at an average price of $34.23 per share for an aggregate total price of $6.9 million. In total, the Company repurchased 937,501 shares under the 2022 Program at an average price of $25.96 per share for an aggregate total price of $24.3 million. The 2022 Program expired on April 11, 2024.

On April 15, 2024, the Board of Directors adopted a new stock repurchase program (the “2024 Program”) to repurchase up to $40.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. The Company has not repurchased any shares under the 2024 Program as of March 31, 2025.

6. EMPLOYEE BENEFIT PLANS

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

The Company estimated the fair value of purchase rights granted under the 2021 Purchase Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Three Months Ended March 31,
	2025	2024
Expected life (in years)	1.25	1.25
Volatility	40.22%	41.40%
Risk-free interest rate	4.22%	4.62%
Expected dividend	—	—
Weighted average fair value of purchase rights granted during the year	$9.36	$10.89

During the three months ended March 31, 2025 and 2024, a total of 89,508 shares and 73,854 shares, respectively, were issued under the 2021 Purchase Plan, at a weighted average purchase price of $23.68 per share and $25.94 per share, respectively. As of March 31, 2025, unrecognized compensation cost related to the 2021 Purchase Plan was $6.6 million, which is expected to be recognized over a weighted average period of 1.8 years.

As of March 31, 2025, 548,973 shares were available for future issuance under the 2021 Purchase Plan.

Subsequently, on April 28, 2025, the Company’s Board of Directors approved an amendment and restatement of the 2021 Purchase Plan, which is subject to stockholder approval at the 2025 annual meeting of stockholders, to, among other things, increase the number of shares reserved for issuance for an additional 0.2 million shares to a total of 1.4 million shares.

Stock Incentive Plan

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

As of March 31, 2025, 15.1 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 3.5 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.5 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired, or repurchased by the Company after the adoption of the 2011 Plan through March 31, 2025. As of March 31, 2025, there were no outstanding awards that had been granted outside of the 2011 Plan.

Subsequently, on April 28, 2025, the Company’s Board of Directors approved an amendment and restatement of the 2011 Plan, which is subject to stockholder approval at the 2025 annual meeting of stockholders, to, among other things, increase the number of shares reserved for issuance for an additional 0.8 million shares to a total of 15.9 million shares.

The Company estimated the fair value of share-based awards granted under the 2011 Stock Plan during the period using the Black-Scholes-Merton option-pricing model. There were no stock options granted during the three months ended March 31, 2025 and 2024.

Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expense before taxes related to the Company’s stock plan and employee stock purchase plan was allocated as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Costs of revenues	$1,342	$1,200
Research and development	2,419	2,202
Selling, general, and administrative	2,835	2,708
Total stock-based compensation expense	$6,596	$6,110

Stock Award Activities

Restricted stock unit (“RSU”)

Nonvested RSU activities were as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)	Per Share
Nonvested, January 1, 2025	1,885	$33.14
Granted	54	24.90
Vested	(362)	29.52
Forfeited	(8)	30.45
Nonvested, March 31, 2025	1,569	$33.70

The weighted average grant date fair values of RSUs granted during the three months ended March 31, 2025 and 2024 were $24.90 and $33.17, respectively.

The total fair value of RSUs vested were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Fair value of restricted stock units vested	$9,712	$11,225

As of March 31, 2025, there was $43.7 million of total unrecognized compensation cost related RSUs which is expected to be recognized over a weighted average period of 2.4 years. RSUs do not have rights to dividends prior to vesting.

Stock Options

As of March 31, 2025, the outstanding stock options totaled 26,679 shares. Total fair value of shares vested during the three months ended March 31, 2025 was immaterial. As of March 31, 2025, there was no remaining unrecognized compensation cost related to unvested stock options.

7. INCOME TAXES

Income tax expense decreased by $0.1 million for the three months ended March 31, 2025 to $36 thousand as compared to $0.1 million for the three months ended March 31, 2024. The Company’s effective tax rate was (1.2%) for the three months ended March 31, 2025 compared to (47%) for the three months ended March 31, 2024. The increase was primarily due to changes in the foreign, federal and state taxes and year-to-date recognition of worldwide pre-tax income in relation to their forecasted amounts for full years. The Company’s provision for income taxes for the three months ended March 31, 2025, was primarily attributable to federal, state and foreign taxes.

The Company’s total amount of unrecognized tax benefits, excluding interest, as of March 31, 2025, was $16.9 million, of which $2.3 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest, as of December 31, 2024 was $16.6 million, of which $2.1 million, if recognized, would affect the Company’s effective tax rate. As of March 31, 2025, the Company has recorded unrecognized tax benefits of $2.9 million, including interest of $0.7 million, as long-term taxes payable in the condensed consolidated balance sheets. The remaining $14.7 million has been recorded within the Company’s DTAs, which is subject to a full valuation allowance.

The valuation allowance was approximately $67.9 million as of March 31, 2025, and December 31, 2024, which was related to U.S. net federal and state DTAs. The worldwide net DTAs balance were immaterial as of March 31, 2025 and December 31, 2024.

The Company conducts business globally and, as a result, files numerous consolidated and separate income tax returns in the U.S. federal and various state and foreign jurisdictions. For U.S. federal and California income tax purposes, the statute of limitations currently remains open for the tax years ended 2021 to present and 2020 to present, respectively. In addition, all of the net operating loss and research and development credit carryforwards that may be utilized in future years may be subject to federal and state examination. The Company is not currently under known income tax examinations in the U.S. or any other of its major foreign subsidiaries’ jurisdictions.

8. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding outstanding stock options, nonvested restricted stock units and shares subject to repurchase). Diluted net loss per share is computed using the weighted average number of common shares outstanding for the period plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases in which the effect would be anti-dilutive. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands except per share amount):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(3,032)	$(393)
Denominator:
Basic weighted average common shares outstanding	39,088	38,500
Effect of dilutive stock options, unvested restricted stock units, and shares of common stock expected to be issued under employee stock purchase plan	—	—
Diluted weighted average common shares outstanding	39,088	38,500

Net loss per share:
Basic	$(0.08)	$(0.01)
Diluted	$(0.08)	$(0.01)

For the three months ended March 31, 2025 and 2024, because the Company was in a loss position, diluted net loss per share is the same as basic net loss per share as the inclusion of the potential common shares would have been anti-dilutive.

The following table summarizes the potential shares of common stock that were not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Non-vested restricted stock units	1,569	37
Outstanding stock options	27	1,665
Shares issuable under employee stock purchase plan	69	24
Total	1,665	1,726

9. CUSTOMER AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, reviews discrete financial information including total revenues, gross profit, and net income (loss) presented on a consolidated basis for purposes of regularly making operating decisions about allocation of resources and financial performance assessment. Further, the CODM reviews and utilizes functional expenses (costs of revenues, research and development, and selling, general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in the condensed consolidated net income (loss) are amortization of acquired intangible assets, interest expense, other income (expense), net and income tax expense, which are reflected in the condensed consolidated statements of comprehensive income (loss). Accordingly, the Company considers itself as one operating and reporting segment because it does not distinguish between markets, specifically the provision of services for differentiated data and analytics solutions to the semiconductor and electronics industries.

The following table presents segment total revenues, costs of revenues, gross profit, and net loss for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Total revenues	$47,778	$41,310
Costs of revenues	$12,955	$13,529
Gross profit	$34,823	$27,781
Net loss	$(3,032)	$(393)

Revenues from an individual customer that are approximately 10% or more of the Company’s consolidated total revenues are as follows:

	Three Months Ended March 31,
Customer	2025	2024
A	15%	22%
B	19%	19%
C	10%	*

* represents less than 10%

Gross accounts receivable balances (including amounts that are unbilled) from individual customers that are approximately 10% or more of the Company’s gross accounts receivable balance are as follows:

	March 31,	December 31,
Customer	2025	2024
A	23%	21%
B	* %	13%
C	17%	11%
E	* %	12%

Revenues from customers by geographic area based on the location of the customers’ work sites are as follows (amounts in thousands):

	Three Months Ended March 31,
	2025		2024
		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues
United States	$18,228	38%	$17,733	43%
Japan	11,736	25	11,288	27
China	8,043	17	4,853	12
Rest of the world	9,771	20	7,436	18
Total revenues	$47,778	100%	$41,310	100%

Long-lived assets, net by geographic area are as follows (in thousands):

	March 31,	December 31,
	2025	2024
United States (1)	$66,866	$58,782
Rest of the world	1,341	1,461
Total long-lived assets, net	$68,207	$60,243

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

Level 3 -	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table represents the Company’s assets measured at fair value on a recurring basis and the basis for those measurements (in thousands):

		Fair Value Measurements Using
	Balance Sheet	March 31,
Assets	Classification	2025	(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	Cash equivalents	$1,813	$1,813	$—	$—
Available-for-sale debt securities:
U.S. Government securities (1)	Short-term investments	10,415	10,415	—	—
Convertible note receivable (2)	Other non-current assets	2,062	—	—	2,062
Total		$14,290	$12,228	$—	$2,062

		Fair Value Measurements Using
	Balance Sheet	December 31,
Assets	Classification	2024	(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	Cash equivalents	$66,213	$66,213	$—	$—
Available-for-sale debt securities:
U.S. Government securities (1)	Short-term investments	24,291	24,291	—	—
Convertible note receivable (2)	Other non-current assets	2,038	—	—	2,038
Total		$92,542	$90,504	$—	$2,038
(1)	The amortized cost of the Company’s investments in U.S. Government securities approximated their fair value due to their short-term maturities, and there have been no events or changes in circumstances that would have had a significant effect on the fair value of these securities in the periods presented. For the three months ended March 31, 2025 and 2024, there were no material realized or unrealized gains or losses, either individually or in the aggregate.
(2)	In August 2024, the Company purchased a $2.0 million non-marketable convertible promissory note from an unrelated third party (the “convertible note”). The convertible note bears a 5% interest rate annually and will mature in August 2026.

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

The Company’s standard product warranty terms for the sale of its DFI system product generally include post-sales support and repairs or replacement of a product at no additional charge for a contractually agreed period of time. The standard warranty reserve is based on estimated total expected costs to fulfill our warranty obligation based on best available information as of the reporting date. The standard warranty reserve was immaterial as of March 31, 2025 and December 31, 2024.

Purchase Obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of March 31, 2025, total outstanding purchase obligations were $37.6 million, the majority of which is due within the next 12 months.

Indemnification of Officers and Directors — As permitted by the Delaware General Corporation Law, the Company has included a provision in its certificate of incorporation to eliminate the personal liability of its officers and directors for monetary damages for breach or alleged breach of their fiduciary duties as officers or directors.

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

Legal Proceedings — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable, and the loss can be reasonably estimated in accordance with FASB requirements. As of March 31, 2025, the Company was not party to any material legal proceedings for which a loss was probable or an amount was accrued. From time to time, the Company may enter into contingent fee arrangements with external legal firms that may represent the Company in legal proceedings related to disputes. Contingent legal fees are accrued by the Company when they are probable and reasonably estimable.

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

Analytics revenue recognized from Advantest was $3.6 million and $2.9 million during the three months ended March 31, 2025 and 2024, respectively. Accounts receivable from Advantest were not material as of March 31, 2025 and December 31, 2024. Deferred revenue amounted to $5.8 million and $8.3 million as of March 31,2025, and December 31, 2024, respectively.

13. DEBT

Debt as of March 31, 2025 consisted of (in thousands):

March 31,
2025
Term loan	$25,000
Revolving credit facility	45,000
Total debt (principal amount)	70,000
Unamortized debt discount and financing costs	(1,344)
Total debt, net of unamortized debt discount and financing costs	$68,656
Reported as:
Current portion of long-term debt, net	$2,240
Long-term debt, net	66,416
Total debt, net	$68,656

On March 7, 2025, the Company entered into a Credit Agreement (the “Credit Agreement”) with the lenders who are party to the Credit Agreement and the lenders who may become a party to the Credit Agreement pursuant to the terms thereof (the “Lenders”) and Wells Fargo Bank, National Association, as administrative agent to the Lenders (the “Agent”).

The Credit Agreement provides for (a) a revolving credit facility in an aggregate principal amount of $45.0 million (the “Revolving Credit Facility”) and (b) a term loan facility in an aggregate principal amount of $25.0 million (the “Term Loan” and together with the Revolving Credit Facility, the “Credit Facilities”).

Borrowings under the Credit Facilities will accrue interest at rates equal, at the Company’s election, to (i) the alternate base rate, which is defined as the highest of (a) the federal funds effective rate in effect from time to time plus 0.50%, (b) the prime commercial lending rate in effect from time to time, and (c) the daily simple secured overnight financing rate (“SOFR”) plus 1.00% or (ii) SOFR, plus, in each case, the applicable margin. The applicable margin for the Revolving Credit Facility borrowings bearing interest at the alternate base rate ranges from 1.00% to 1.75%, and the applicable margin for Revolving Credit Facility borrowings bearing interest based on the SOFR ranges from 2.00% to 2.75%, in each case, based on the Company’s consolidated total net leverage ratio as of the most recently ended fiscal quarter. The applicable margin for Term Loan borrowings bearing interest at the alternate base rate ranges from 1.00% to 1.75%, and the applicable margin for Term Loan borrowings bearing interest based on the SOFR ranges from 2.00% to 2.75%, in each case, based on the Company’s consolidated total net leverage ratio as of the most recently ended fiscal quarter. The Company will pay an annual commitment fee during the term of the Credit Agreement at a rate per annum equal to 0.50% for any undrawn portion of the Revolving Credit Facility.

The Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants. Negative covenants include, among others, restrictions on the incurrence of debt, the incurrence of liens, the making of investments and distributions, dividends and stock buy-backs. In addition, the Credit Agreement requires that the Company maintain a consolidated total net leverage ratio of not greater than 3.00 to 1.00, and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of March 31, 2025, the Company was in compliance with the covenants contained in the Credit Agreement.

The Credit Agreement contains customary events of default. Upon the occurrence and during the continuance of an event of default, the Agent may declare the outstanding advances and all other obligations under the Credit Agreement immediately due and payable.

The obligations under the Credit Agreement are guaranteed by all present and future material domestic subsidiaries of the Company (collectively with the Company referred to herein as the “Credit Parties”), subject to customary exceptions, and are secured by the equity interests of the Credit Parties (other than the Company) and substantially all of the personal property owned by the Credit Parties, including 65% of the equity interests of certain foreign subsidiaries owned by the Credit Parties.

The Company used the amounts borrowed under the Credit Facilities to finance, in part, the purchase price paid for the acquisition of SecureWise (see Note 14, Business Combination).

Future Payments on Total Debt

As of March 31, 2025, the estimated future principal payments of the total long-term debt were as follows (in thousands):

Year Ending December 31,	Amount
2025 (remaining nine months)	$1,875
2026	2,500
2027	2,500
2028	2,500
2029	2,500
2030	58,125
Total future principal payments of long-term debt	$70,000

14. BUSINESS COMBINATION

On February 19, 2025, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Telit IOT Solutions Inc., a Delaware corporation (the “Seller”), and SecureWise, pursuant to which the Company agreed to acquire the Seller’s SecureWise business (the “Business”) by means of a purchase of all of the outstanding equity interests of SecureWise held by the Seller (the “Transaction”).

On March 7, 2025, the Company completed the acquisition of the Business from the Seller pursuant to the Purchase Agreement for a cash purchase price of $130.0 million, subject to customary adjustments in respect of indebtedness, transaction expenses, cash and working capital of the Business, in each case, in accordance with the terms of the Purchase Agreement. The Company financed the Transaction using a combination of cash on hand and borrowings under the Credit Facilities.

The Company expects the Transaction to accelerate equipment makers’ ability to derive value from equipment data by enabling them to leverage the Company’s Exensio analytics software and to expand the capability of the Company’s secure data exchange (“DEX”) outsourced semiconductor assembly and test (“OSAT”) network by allowing equipment makers, fab operators, and fabless companies to collaborate to optimize chip manufacturing and test.

The Company accounted for the Transaction as a business combination in accordance with FASB ASC Topic 805, Business Combinations. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their respective estimated fair values as of the acquisition date. The Company allocated the purchase price to identifiable assets acquired based on their estimated fair values. The fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so management engaged a third-party valuation specialist to assist with the measurement of the fair value of identifiable intangible assets. The estimated fair value of the identifiable assets acquired and liabilities assumed was based on management’s best estimates. The fair value of the customer relationships was determined using the multi-period excess earnings income approach or cost approach. The fair value of trade names and developed technology was determined using the relief-from-royalty method. The fair value of acquired technology was determined using the cost approach. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill recorded from this acquisition represents business benefits the Company anticipates from the acquired workforce and expectation for expanded sales opportunities to foster further business growth. The goodwill associated with the acquisition is deductible for tax purposes.

The Company expensed all transaction costs in the period in which they were incurred. The total non-recurring legal, finance, integration and other costs related to the acquisition of SecureWise amounted to $5.3 million, of which $4.4 million was recorded in the first quarter of 2025 and $0.9 million in the fourth quarter of 2024.

The preliminary allocation of the purchase price for the acquisition of SecureWise, as of the date of the completion of the Transaction, is as follows (in thousands, except amortization period):

		Amortization
	Amount	Period (Years)
Allocation of Purchase Price:
Fair value estimates of assets acquired and liabilities assumed
Cash	$1,049
Accounts receivable	3,038
Prepaid and other assets	1,049
Fixed assets	1,592
Fair value of intangible assets:
Trademark	6,600	5
Customer relationships	28,900	13
Developed technology	11,600	7
Goodwill	81,686	N/A
Accounts payable and other current liabilities	(4,747)
Total purchase price allocation	$130,767

The estimated fair value of the accounts receivable acquired approximates the contractual value of $3.0 million.

The Company is still finalizing the allocation of the purchase price to the individual assets acquired. Accordingly, these preliminary estimates are subject to change during the measurement period, which is the period subsequent to the acquisition date during which the acquirer may adjust the provisional amounts recognized for a business combination, not to exceed one year from the acquisition date. The final purchase price allocation, which may include changes in the allocations within intangible assets and between intangible assets and goodwill, as well as changes in the estimated useful lives of the intangible assets, will be determined when the Company has completed the detailed review of underlying inputs and assumptions used in its preliminary purchase price allocation.

Pro forma information reflecting the impact of the Transaction has not been presented as the Transaction was not material to the Company’s financial results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “projected,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target” or “continue,” the negative effect of terms like these or other similar expressions. These statements include, but are not limited to, statements related to: the Company’s business strategy and objectives; the Company’s intellectual property and proprietary software, information and technology; the Company’s sales and marketing strategy, expectations regarding strategic alliances and relationships; investments in research and development; industry trends; macroeconomic factors, inventories, and demand; changing export controls and sanctions; U.S. administrative initiatives; investments in semiconductor manufacturing; geopolitical tensions and conflicts; fluctuations in the Company’s quarterly results; and other statements identified by words such as “could,” “expects,” “intends,” “may,” “plans,” “potential,” “should,” “will,” “would,” or similar expressions and the negatives of those terms, that are subject to future events and circumstances, and uncertainties that could cause results to differ materially include risks associated with: the effectiveness of the Company’s business and technology strategies; current semiconductor industry trends and competition; rates of  adoption of the Company’s solutions by new and existing customers; project milestones or delays and performance criteria achieved; cost and schedule of new product development and investments in research and development; the continuing impact of macroeconomic conditions, including inflation, changing interest rates and tariffs, the evolving trade regulatory environment and geopolitical tensions, and other trends impacting the semiconductor industry, the Company’s customers, operations, and supply and demand for its products; supply chain disruptions; the success of the Company’s strategic growth opportunities and partnerships; recent and future acquisitions, strategic alliances and relationships and the Company’s ability to successfully integrate acquired businesses and technologies; whether the Company can successfully convert backlog into revenue; customers’ production volumes under contracts that provide Gainshare; the sufficiency of the Company’s cash resources and anticipated funds from operations; the Company’s ability to obtain additional financing if needed; the Company’s ability to use support and updates for certain open-source software; and other risks and uncertainties discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements and other information included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update publicly any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 (the “Annual Report”). All references to “we,” “us,” “our,” “PDF,” “PDF Solutions” or “the Company” refer to PDF Solutions, Inc.

Cimetrix, CV, DFI, Exensio, PDF Solutions, secureWISE, and the Cimetrix, Exensio, PDF Solutions, and secureWISE logos, are trademarks or registered trademarks of PDF Solutions, Inc. or its subsidiaries.

Overview

We offer products and services designed to empower organizations across the semiconductor and electronics ecosystems to connect, collect, manage, transfer, and analyze data about design, equipment, manufacturing, and test to improve the yield and quality of their products. We derive revenues from two sources: Analytics and Integrated Yield Ramp. Our offerings combine proprietary software, professional services using proven methodologies, third-party cloud-hosting platforms for software-as-a-service (“SaaS”), electrical measurement hardware tools, and physical intellectual property (“IP”) for integrated circuit (“IC”) designs. We primarily monetize our offerings through license fees and contract fees for professional services and SaaS. In some cases, especially on our historical Integrated Yield Ramp engagements, we also receive a value-based variable fee or royalty, which we call Gainshare. Our products, services, and solutions have been sold to integrated device manufacturers (“IDMs”), fabless semiconductor companies, foundries, out-sourced semiconductor assembly and test (“OSATs”), capital equipment manufacturers, and system houses.

We are headquartered in Santa Clara, California and also operate worldwide with offices in Canada, China, France, Germany, Italy, Japan, Korea, and Taiwan.

Acquisition of SecureWise LLC

On March 7, 2025, we completed the acquisition of SecureWise LLC (“SecureWise”), a Delaware limited liability company (see Note 14, Business Combinations, in the notes to condensed consolidated financial statements (unaudited)  in Part I, Item 1 of this Quarterly Report on Form 10-Q), and added the widely-used, secure, remote secureWISE connectivity solution to our products and services portfolio. We expect this acquisition to also accelerate equipment makers’ ability to derive value from equipment data by enabling them to leverage our Exensio analytics software and to expand the capability of our secure data exchange (“DEX”) outsourced semiconductor assembly and test (“OSAT”) network by allowing equipment makers, fab operators, and fabless companies to collaborate to optimize chip manufacturing and test.

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

Other trends may continue to affect our Characterization services business and Integrated Yield Ramp revenue specifically. For example, semiconductor manufacturers may experience lower wafer shipments due to weakness in the global economy, which would negatively impact the gainshare component of our Integrated Yield Ramp revenue. The logic foundry market at the leading-edge nodes, such as 7nm, 5nm, and smaller, underwent significant change over the past few years. The leading foundry continues to dominate market share. This trend will likely continue to impact our Characterization services business on these nodes. We expect most logic foundries to invest in derivatives of older process nodes, such as 14nm, to extract additional value as many of their customers will not move to advanced nodes due to either technological barriers or restrictive economics. Foundries that participate at leading edge nodes are expected to continue to invest in new technologies such as memory, 2.5D and 3D packaging, extreme ultraviolet lithography, and 3D architectures such as backside power and gate-all-around transistors, as well as new innovations in process control and variability management. We expect China’s investment in semiconductors to continue. Compliance with changing U.S. export restrictions limit our possible business with Chinese semiconductor manufacturers on advanced nodes. As a result of these market developments, we have chosen to focus our resources and investments in products (including differentiated data), services, and solutions for analytics.

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
●	Changing export controls and sanctions. The U.S. government continues to expand and intensify export controls and sanctions, with a major focus on the destinations of and/or entities in the People’s Republic of China (“P.R.C.”), Russian Federation, and Belarus. Some customers in the P.R.C., in particular, have expressed concerns to us that continued action by the U.S. government could potentially interrupt their ability to make use of our products or services, which has in some cases, and could in the future, negatively impact the demand for our products and services by these customers. Recent additions to regulations include expansion of special Foreign Direct Product Rules, which extend the reach of the EAR to certain foreign-made products produced with certain U.S. items in certain cases of designated end-users or end-uses, and to renewal licenses for certain lawfully delivered products that would have changed status under new regulations. Such regulatory additions could negatively affect sales. Additional proposed and complicated regulations, including for added restrictions on U.S. person activity, remain pending. U.S. government policy and regulation remain fluid and uncertain, and could in the future impact segments of our business. Other countries and jurisdictions with important roles in our industry are updating some of their export control regulations to further align with those of the U.S. government and, in some cases, to counter U.S. regulations. For example, the P.R.C. has imposed restrictions on imports of certain memory integrated circuits (“ICs”) offered by U.S. companies and has been developing its legal authorities to counter foreign sanctions. On November 27, 2024, the U.S. government renewed its caution that visitors to the P.R.C. are subject to arbitrary enforcement of local laws and wrongful detention, a risk that could deter or hinder certain business activities. Based on our current assessments, we expect the near-term impact of these expanded trade restrictions on our business to be limited, but revisions, clarifications, and proposals that are still in government development and open questions of interpretation leave much unknown.
●	U.S. Administrative Initiatives. The new U.S. Administration has made and is expected to continue to make changes to U.S. trade policy, including renegotiating or terminating existing trade agreements and leveraging tariffs. For example, the U.S. recently imposed additional tariffs on imports from China, Canada, and Mexico. We do not import into the U.S. a significant volume of goods of those countries. Trade conflict through exchange of tariffs and other retaliatory actions are expected to impact worldwide supply chains, increase prices and put downward pressure on economic activity, and could negatively affect our future sales in various geographic markets. The uncertainty caused by these recent regulations and the potential for additional future restrictions could negatively affect our future sales, including in but not limited to the P.R.C. market.
●	Geopolitical tensions/conflicts. Geopolitical tensions and conflicts in various locations around the world have created volatility in the global financial markets and may have further global economic consequences, including potential disruptions of the global supply chain, heightened volatility of commodity and raw material prices, and increased fears of a global recession. We have contractors located in the West Bank and in Israel, who are providing software development and customer technical support services, and we have developed contingency plans to use alternative resources to continue serving customers, if needed. Any escalations could lead to disruptions or reductions in international trade, deter or prevent purchasing activity of customers, and negatively impact our development timelines and customer support (with respect to the conflicts in the Middle East) or China sales (with respect to U.S.-P.R.C. tensions) and financial results in general (with respect to global tensions).

Financial Highlights

Financial highlights for the three months ended March 31, 2025, are as follows:

●	Total revenues were $47.8 million, an increase of $6.5 million, or 16%, compared to the three months ended March 31, 2024. Analytics revenue was $42.5 million, an increase of $4.0 million, or 10%, compared to the three months ended March 31, 2024. The increase in Analytics revenue was driven by increases in revenues from Exensio and Cimetrix software licenses and CV and secureWISE systems, partially offset by a decrease in revenues from DFI systems. Integrated Yield Ramp revenue was $5.3 million, an increase of $2.5 million, or 86%, compared to the three months ended March 31, 2024. The increase in Integrated Yield Ramp revenue was primarily due to higher Gainshare from increased customer wafer shipments at non-leading-edge nodes, partially offset by a decrease in hours worked on fixed-fees engagements.

●	Costs of revenues decreased $0.6 million, compared to the three months ended March 31, 2024, primarily due to decreases in hardware costs and facilities and IT-related costs including depreciation and amortization expense. These decreases were partially offset by increases in subcontractor costs, third-party cloud-delivery costs, and personnel-related costs.
●	Net loss was $3.0 million, compared to a net loss of $0.4 million for the three months ended March 31, 2024. The increase in net loss was primarily attributable to (i) an increase in sales and marketing activities, and general and administrative expenses, which was primarily due to acquisition costs related to the acquisition of SecureWise, and (ii) an increase in research and development expenses, partially offset by an increase in total revenues.

Critical Accounting Policies

Our discussion and analysis of our financial conditions, results of operations and cash flows are based on our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The most significant estimates and assumptions relate to revenue recognition, valuation of long-lived assets including goodwill and intangible assets, stock-based compensation and the realization of deferred tax assets (“DTAs”). Actual amounts may differ from such estimates under different assumptions or conditions.

For additional information about our critical accounting policies, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies, and Note 2, Revenue from Contracts with Customers to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Part II Item 7,  Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the heading of “Critical Accounting Estimates” in our Annual Report. There were no material changes during the three months ended March 31, 2025, to the items that we disclosed as our critical accounting policies and estimates in Part II, Item 7 of the Annual Report.

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

Results of Operations

Discussion of Financial Data for the Three months ended March 31, 2025 and 2024

Revenues, Costs of Revenues, and Gross Margin

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Revenues:
Analytics	$42,471	$38,463	$4,008	10%
Integrated Yield Ramp	5,307	2,847	2,460	86%
Total revenues	47,778	41,310	6,468	16%
Costs of revenues	12,955	13,529	(574)	(4)%
Gross profit	$34,823	$27,781	$7,042	25%
Gross margin	73%	67%

Analytics revenue as a percentage of total revenues	89%	93%
Integrated Yield Ramp revenue as a percentage of total revenues	11%	7%

Analytics Revenue

Analytics revenue increased $4.0 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in Analytics revenue was driven by increases in revenues from Exensio and Cimetrix software licenses, the addition of revenues related to SecureWise products and services, and CV systems, partially offset by a decrease in revenues from DFI systems.

Integrated Yield Ramp Revenue

Integrated Yield Ramp revenue increased $2.5 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to higher Gainshare from increased customer wafer shipments at non-leading-edge nodes, partially offset by a decrease in hours worked on fixed-fees engagements.

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

Costs of Revenues

Costs of revenues consist primarily of costs incurred to provide and support our services, costs recognized in connection with licensing our software, IT and facilities-related costs and amortization of acquired technology. Service costs include material costs, hardware costs (including cost of leased assets under sales-type lease), personnel-related costs (including compensation, employee benefits, bonus and stock-based compensation expense), subcontractor costs, overhead costs, travel expenses, and allocated facilities-related costs. Software license costs consist of costs associated with third-party cloud-

delivery related expenses and licensing third-party software used by us in providing services to our customers in solution engagements or sold in conjunction with our software products.

The decrease in costs of revenues of $0.6 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to (i) a $1.5 million decrease in hardware costs and (ii) a $0.3 million decrease in facilities and IT-related costs including depreciation and amortization expense. These decreases were partially offset by (a) a $0.6 million increase in personnel-related costs due to higher wages, (b) a $0.4 million increase in subcontractor costs, and (c) a $0.1 million increase in third-party cloud-delivery costs.

Gross Margin

Gross margin increased 6 percentage points for the three months ended March 31, 2025, to 73%, compared to 67% for the three months ended March 31, 2024. The higher gross margin during the three months ended March 31, 2025, was primarily due to higher Analytics and Gainshare revenues and lower costs of revenues for the three months ended March 31, 2025.

Operating Expenses:

Research and Development

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Research and development	$14,628	$12,984	$1,644	13%
As a percentage of total revenues	31%	31%

Research and development expenses consist primarily of personnel-related costs (including compensation, employee benefits, bonus and stock-based compensation expense), outside development services, travel expenses, third-party cloud-services related costs, IT and facilities cost allocations to support product development activities.

Research and development expenses increased $1.6 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to (i) a $0.8 million increase in subcontractor fees primarily related to Cimetrix software, (ii) a $0.3 million increase in facilities and IT-related costs, (iii) a $0.3 million increase in personnel-related costs due to increased headcount, worldwide salary increases, and stock-based compensation expense, and (iv) a $0.2 million increase in third-party cloud-delivery costs.

We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the size and the timing of product development projects.

Selling, General, and Administrative

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Selling, general, and administrative	$23,372	$16,498	$6,874	42%
As a percentage of total revenues	49%	40%

Selling, general, and administrative expenses consist primarily of personnel-related costs (including compensation, employee benefits, bonus, commission and stock-based compensation expense for sales, marketing, and general and administrative personnel), legal, tax and accounting services, marketing communications and trade conference-related expenses, third-party cloud-services related costs, travel, business acquisition costs, IT and facilities cost allocations.

Selling, general, and administrative expenses increased $6.9 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to (i) $4.3 million in non-recurring legal, finance, integration, and other costs related to the acquisition of SecureWise, (ii) a $1.9 million increase in personnel-related costs mainly resulting from increased headcount, worldwide salary increases, bonus expense, and stock-based compensation expense, (iii) a $0.7 million increase in facilities and IT-related costs including shipping costs and depreciation expense, and (iv) a $0.5 million increase in subcontractor fees, partially offset by a $0.8 million decrease in general legal expenses.

We anticipate our selling, general, and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

Amortization of Acquired Intangible Assets

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Amortization of acquired intangible assets	$378	$259	$119	46%

Amortization of acquired intangible assets primarily consists of amortization of intangibles acquired as a result of certain business combinations.

Interest Expense

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Interest expense	$(311)	$—	$(311)	—%

Interest expense is from our long-term debt that was used in financing the acquisition of SecureWise, and amortization of debt discount and financing costs.

Other Income (Expense), Net

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Other income (expense), net	$870	$1,692	$(822)	49%

Other income (expense), net, primarily consists of interest income and foreign currency transaction exchange gains and losses. Other income (expense), net decreased $0.8 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to (i) a $0.6 million decrease in interest income from cash, cash equivalents and short-term investments, and (ii) $0.2 million net unfavorable fluctuations in foreign currency exchange rates.

Income Tax Expense

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Income tax expense	$(36)	$(125)	$(89)	(71)%

Income tax expense decreased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to changes in the foreign, federal and state taxes and year-to-date recognition of worldwide pre-tax income in relation to their forecasted amounts for full years.

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

Liquidity and Capital Resources

As of March 31, 2025, our working capital, defined as total current assets less total current liabilities, was $76.3 million, compared to $145.4 million as of December 31, 2024. Total cash, cash equivalents, and short-term investments were $54.1 million as of March 31, 2025, compared to cash, cash equivalents, and short-term investments of $114.9 million as of December 31, 2024. As of March 31, 2025, and December 31, 2024, cash and cash equivalents held by our foreign subsidiaries were $15.0 million and $13.3 million, respectively.

Our material cash requirements include interest payments on our debt, operating lease payments, and purchase obligations to support our operations. Refer to Part I, Item 1, Financial Statements, Note 13, Debt, Note 4, Leases, Note 14, Business Combination and Note 11, Commitments and Contingencies for details relating to our material cash requirements for debt, leasing arrangements, including future maturities of operating lease liabilities, and purchase obligations, respectively.

We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures, other obligations including repayment of long-term debt and corresponding interest for at least the next twelve months, and thereafter for the foreseeable future; however, we will continue to evaluate if we require additional funding to meet our longer-term needs.

Term Loan and Revolving Credit Facility

On March 7, 2025, we entered into a Credit Agreement (the “Credit Agreement”) with the lenders who are party to the Credit Agreement and the lenders who may become a party to the Credit Agreement pursuant to the terms thereof (the “Lenders”) and Wells Fargo Bank, National Association, as administrative agent to the Lenders (the “Agent”).

The Credit Agreement provides for (a) a revolving credit facility in an aggregate principal amount of $45 million (the “Revolving Credit Facility”) and (b) a term loan facility in an aggregate principal amount of $25 million (the “Term Loan” and together with the Revolving Credit Facility, the “Credit Facilities”).

Borrowings under the Credit Facilities will accrue interest at rates equal, at our election, to (i) the alternate base rate, which is defined as the highest of (a) the federal funds effective rate in effect from time to time plus 0.50%, (b) the prime commercial lending rate in effect from time to time, and (c) the daily simple secured overnight financing rate (“SOFR”) plus 1.00% or (ii) SOFR, plus, in each case, the applicable margin. The applicable margin for the Revolving Credit Facility borrowings bearing interest at the alternate base rate ranges from 1.00% to 1.75%, and the applicable margin for Revolving Credit Facility borrowings bearing interest based on the SOFR ranges from 2.00% to 2.75%, in each case, based on our consolidated total net leverage ratio as of the most recently ended fiscal quarter. The applicable margin for Term Loan borrowings bearing interest at the alternate base rate ranges from 1.00% to 1.75%, and the applicable margin for Term Loan borrowings bearing interest based on the SOFR ranges from 2.00% to 2.75%, in each case, based on our consolidated total net leverage ratio as of the most recently ended fiscal quarter. We will pay an annual commitment fee during the term of the Credit Agreement at a rate per annum equal to 0.50% for any undrawn portion of the Revolving Credit Facility.

The Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants. Negative covenants include, among others, restrictions on the incurrence of debt, the incurrence of liens, the making of investments and distributions, dividends and stock buy-backs. In addition, the Credit Agreement requires that we maintain a consolidated total net leverage ratio of not greater than 3.00 to 1.00, and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of March 31, 2025, we were in compliance with the covenants contained in the Credit Agreement.

The Credit Agreement contains customary events of default. Upon the occurrence and during the continuance of an event of default, the Agent may declare the outstanding advances and all other obligations under the Credit Agreement immediately due and payable.

The obligations under the Credit Agreement are guaranteed by all present and future material domestic subsidiaries of the Company (collectively with the Company referred to herein as the “Credit Parties”), subject to customary exceptions, and are secured by the equity interests of the Credit Parties (other than the Company) and substantially all of the personal property owned by the Credit Parties, including 65% of the equity interests of certain foreign subsidiaries owned by the Credit Parties.

The Company used the amounts borrowed under the Credit Facilities to finance, in part, the purchase price paid for the acquisition of SecureWise.

Repurchase of Company’s Common Stock

On April 15, 2024, the Board of Directors adopted a stock repurchase program (the “2024 Program”) to repurchase up to $40.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The 2024 Program does not obligate the Company to acquire a minimum amount of shares and may be modified, suspended or terminated without prior notice. The Company has not repurchased any shares under the 2024 Program.

Cash Flow Data

The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31,
(In thousands)	2025	2024	$ Change
Net cash flows provided by (used in):
Operating activities	$8,640	$(1,862)	$10,502
Investing activities	(123,861)	(2,642)	(121,219)
Financing activities	67,958	(8,752)	76,710
Effect of exchange rate changes on cash and cash equivalents	403	(466)	869
Net change in cash and cash equivalents	$(46,860)	$(13,722)	$(33,138)

Net Cash Flows Provided by (Used in) Operating Activities

Cash flows provided by operating activities during the three months ended March 31, 2025, consisted of net loss, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, stock-based compensation expense, amortization of acquired intangible expense, amortization of costs capitalized to obtain revenue contracts, net accretion of discounts on short-term investments, accretion of unguaranteed residual assets and net change in operating assets and liabilities.

Net cash flows provided by operating activities was $8.6 million for the three months ended March 31, 2025, compared to net cash used in operating activities of $1.9 million for the three months ended March 31, 2024. The increase in cash provided by operating activities between the periods was driven primarily by higher collections from customers, partially offset by (i) an increase in bonus payments under the Company’s bonus plan, and (ii) an increase in payments of vendor invoices.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities was $123.9 million for the three months ended March 31, 2025, compared to $2.6 million for the three months ended March 31, 2024.

For the three months ended March 31, 2025, cash used in investing activities primarily related to $129.7 million payments for the acquisition of SecureWise, net of cash acquired, $2.9 million purchases of short-term investments, and $8.2 million purchases and prepayments of property and equipment primarily related to our DFI systems, partially offset by $17.0 million proceeds from maturities and sales of short-term investments.

For the three months ended March 31, 2024, cash used in investing activities primarily related to $19.6 million purchases of short-term investments, and $2.0 million purchases of property and equipment primarily related to our DFI systems, partially offset by $19.0 million proceeds from maturities and sales of short-term investments.

Net Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities was $68.0 million for the three months ended March 31, 2025, compared to cash used in financing activities of $8.8 million for the three months ended March 31, 2024.

For the three months ended March 31, 2025, net cash provided by financing activities primarily consisted of $69.2 million proceeds from long-term debt, net of debt financing costs, that was used in financing the acquisition of SecureWise, and $2.1 million proceeds from our employee stock purchase plan, offset by $3.3 million in cash payments for taxes related to net share settlement of equity awards.

For the three months ended March 31, 2024, net cash used in financing activities primarily consisted of $6.9 million repurchases of common stock, $3.8 million cash payments for taxes related to net share settlement of equity awards, partially offset by $1.9 million proceeds from our employee stock purchase plan and exercise of stock options.

Related Party Transactions

Refer to Note 12, Strategic Partnership Agreement with Advantest and Related Party Transactions, to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, for the discussion about related party transactions between the Company and Advantest (as defined therein).

Off-Balance Sheet Agreements

As of March 31, 2025, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.

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

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt as described below.

As of March 31, 2025, we had cash, cash equivalents and short-term investments of $54.1 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments and short-term investments consisted of U.S. Government securities. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect as of March 31, 2025, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations.

As of March 31, 2025, and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure to any financial institution by evaluating the creditworthiness of the financial institutions with which we invest and investing through more than one financial institution.

We are exposed to interest rate risk through our variable rate debt. As of March 31, 2025, we had $70.0 million of debt that is subject to variable interest rates that are based on the daily simple secured overnight financing rate (“SOFR”) or an alternate base rate. Refer to Note 13 – Debt for details relating to the debt. If the rates were to increase by 100 basis points from the rates in effect as of March 31, 2025, our interest expense on the variable rate debt would increase by an average of

$0.5 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous, while SOFR changes regularly. We do not currently hedge our interest rate risks but may determine to do so in the future. We will continue to monitor our exposure to interest rate risk.

Foreign Currency and Exchange Risk. Certain of our cash balances, receivables and payables for our international offices are denominated in the local currency, including the Euro, Yen, Chinese Yuan, New Taiwan Dollar and Canadian Dollar. Therefore, some of our activities including a portion of our revenues and operating expenditures are subject to foreign currency risks. We also have intercompany transactions with and between certain of our subsidiaries of differing functional currencies, resulting in foreign transaction gains or losses based on our period-end exchange rates. Due to potential volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2025, in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation as of March 31, 2025, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

On March 7, 2025, we completed the acquisition of SecureWise. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed SecureWise internal control over financial reporting as of March 31, 2025.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 11, Commitments and Contingencies to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, for information regarding our legal proceedings.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025. Any of such factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no stock repurchases during the first quarter of 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Provided Herewith
2.01	Equity Purchase Agreement, dated as of February 19, 2025, by and among PDF Solutions, Inc., SecureWise LLC and Telit IOT Solutions Inc.	8-K	2/19/2025	2.1	000-31311
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc., and Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.	10-Q	8/8/2024	3.01	000-31311
3.02	Amended and Restated Bylaws of PDF Solutions, Inc.	8-K	5/1/2019	3.1	000-31311
10.01	Credit Agreement, dated as of March 7, 2025, by and among PDF Solutions, Inc., Wells Fargo Bank, National Association and the lenders who are party to the Agreement and the lenders who may become a party to the Agreement.	8-K	3/7/2025	10.1	000-31311
31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

						X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Furnished, and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDF SOLUTIONS, INC.

Date: May 8, 2025	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: May 8, 2025	By:	/s/ ADNAN RAZA
Adnan Raza
Executive Vice President, Finance and Chief
Financial Officer
(principal financial and accounting officer)