Form 10-Q
period 2025-06-30
PDF SOLUTIONS INC
filed 2025-08-07
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2025

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☑

There were 39,492,879 shares of the Registrant’s Common Stock outstanding as of August 1, 2025.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$37,415	$90,594
Short-term investments	2,987	24,291
Accounts receivable, net of allowance for credit losses	69,264	73,649
Prepaid expenses and other current assets	25,124	17,445
Total current assets	134,790	205,979
Property and equipment, net	61,853	48,465
Operating lease right-of-use assets, net	4,843	4,029
Goodwill	96,798	14,953
Intangible assets, net	56,330	12,307
Deferred tax assets, net	1,209	43
Other non-current assets	35,310	29,513
Total assets	$391,133	$315,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,555	$8,255
Accrued compensation and related benefits	13,984	16,855
Accrued and other current liabilities	9,069	8,752
Operating lease liabilities – current portion	1,752	1,675
Deferred revenues – current portion	23,363	25,005
Current portion of long-term debt, net	2,240	—
Total current liabilities	56,963	60,542
Long-term income taxes	2,958	2,915
Non-current portion of operating lease liabilities	4,176	3,504
Long-term debt, net	65,877	—
Other non-current liabilities	3,639	2,291
Total liabilities	133,613	69,252
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 51,214 and 50,717, respectively; shares outstanding 39,163 and 38,801, respectively	6	6
Additional paid-in capital	518,055	502,902
Treasury stock, at cost, 12,051 and 11,916 shares, respectively	(162,887)	(159,352)
Accumulated deficit	(95,874)	(93,988)
Accumulated other comprehensive loss	(1,780)	(3,531)
Total stockholders’ equity	257,520	246,037
Total liabilities and stockholders’ equity	$391,133	$315,289

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Analytics	$48,822	$38,114	$91,293	$76,577
Integrated Yield Ramp	2,906	3,547	8,213	6,394
Total revenues	51,728	41,661	99,506	82,971

Costs and Expenses:
Costs of revenues	14,886	12,230	27,841	25,759
Research and development	14,913	12,649	29,541	25,633
Selling, general, and administrative	19,744	16,259	43,116	32,757
Amortization of acquired intangible assets	1,068	259	1,446	518
Income (loss) from operations	1,117	264	(2,438)	(1,696)
Interest expense	(1,242)	—	(1,553)	—
Interest income and other, net	196	1,479	1,066	3,171
Income (loss) before income tax benefit (expense)	71	1,743	(2,925)	1,475
Income tax benefit (expense)	1,075	(38)	1,039	(163)
Net income (loss)	$1,146	$1,705	$(1,886)	$1,312

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	1,298	(330)	1,760	(852)
Change in unrealized gain (loss) related to available-for-sale debt securities, net of tax	1	4	(9)	(16)
Total other comprehensive income (loss)	1,299	(326)	1,751	(868)
Comprehensive income (loss)	$2,445	$1,379	$(135)	$444

Net income (loss) per share:
Basic	$0.03	$0.04	$(0.05)	$0.03
Diluted	$0.03	$0.04	$(0.05)	$0.03

Weighted average common shares used to calculate net income (loss) per share:
Basic	39,148	38,619	39,118	38,456
Diluted	39,260	39,132	39,118	38,989

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Three-Month Periods in the Six Months Ended June 30, 2025
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2024	38,801	$6	$502,902	11,916	$(159,352)	$(93,988)	$(3,531)	$246,037
Shares issued under equity plans	329	—	2,128	—	—	—	—	2,128
Shares withheld for taxes related to shares issued under equity plans	—	—	—	124	(3,320)	—	—	(3,320)
Stock-based compensation expense	—	—	6,715	—	—	—	—	6,715
Comprehensive income (loss)	—	—	—	—	—	(3,032)	452	(2,580)
Balances, March 31, 2025	39,130	6	511,745	12,040	(162,672)	(97,020)	(3,079)	248,980
Shares issued under equity plans	33	—	27	—	—	—	—	27
Shares withheld for taxes related to shares issued under equity plans	—	—	—	11	(215)	—	—	(215)
Stock-based compensation expense	—	—	6,283	—	—	—	—	6,283
Comprehensive income	—	—	—	—	—	1,146	1,299	2,445
Balances, June 30, 2025	39,163	$6	$518,055	12,051	$(162,887)	$(95,874)	$(1,780)	$257,520

	Three-Month Periods in the Six Months Ended June 30, 2024
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2023	38,289	$6	$473,295	11,460	$(143,923)	$(98,045)	$(2,387)	$228,946
Shares issued under equity plans	306	—	1,941	—	—	—	—	1,941
Shares withheld for taxes related to shares issued under equity plans	—	—	—	118	(3,794)	—	—	(3,794)
Repurchase of common stock	(202)	—	—	202	(6,899)	—	—	(6,899)
Stock-based compensation expense	—	—	6,154	—	—	—	—	6,154
Comprehensive loss	—	—	—	—	—	(393)	(542)	(935)
Balances, March 31, 2024	38,393	6	481,390	11,780	(154,616)	(98,438)	(2,929)	225,413
Shares issued under equity plans	38	—	67	—	—	—	—	67
Shares withheld for taxes related to shares issued under equity plans	—	—	—	13	(468)	—	—	(468)
Stock-based compensation expense	—	—	5,762	—	—	—	—	5,762
Comprehensive income (loss)	—	—	—	—	—	1,705	(326)	1,379
Balances, June 30, 2024	38,431	$6	$487,219	11,793	$(155,084)	$(96,733)	$(3,255)	$232,153

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(1,886)	$1,312
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	12,795	11,810
Depreciation and amortization	1,489	2,129
Amortization of acquired intangible assets	3,122	1,686
Amortization of costs capitalized to obtain revenue contracts	1,497	1,274
Net accretion of discounts on short-term investments	(266)	(896)
Recovery from previously written-off property and equipment	(641)	—
Deferred taxes	(1,298)	17
Other	(324)	(273)
Changes in operating assets and liabilities:
Accounts receivable	7,413	(11,552)
Prepaid expenses and other current assets	(7,911)	(2,990)
Operating lease right-of-use assets	794	612
Other non-current assets	(2,097)	(7,066)
Accounts payable	(275)	482
Accrued compensation and related benefits	(3,244)	(3,188)
Accrued and other liabilities	(2,188)	255
Deferred revenues	(2,695)	5,895
Operating lease liabilities	(860)	(685)
Net cash provided by (used in) operating activities	3,425	(1,178)
Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	24,498	37,000
Purchases of short-term investments	(2,938)	(25,464)
Purchases of property and equipment	(16,651)	(7,343)
Prepayment for the purchase of property and equipment	(78)	—
Recovery from previously written-off property and equipment	641	—
Payment for business acquisition, net of cash acquired	(129,718)	—
Net cash provided by (used in) investing activities	(124,246)	4,193
Cash flows from financing activities:
Proceeds from long-term debt, net of debt financing costs	69,550	—
Payments of debt issuance costs	(900)	—
Repayments of long-term debt	(625)	—
Proceeds from exercise of stock options and employee stock purchase plan	2,155	2,008
Payments for taxes related to net share settlement of equity awards	(3,535)	(4,262)
Repurchases of common stock	—	(6,899)
Net cash provided by (used in) financing activities	66,645	(9,153)

Effect of exchange rate changes on cash and cash equivalents	997	(853)
Net change in cash and cash equivalents	(53,179)	(6,991)
Cash and cash equivalents at beginning of period	90,594	98,978
Cash and cash equivalents at end of period	$37,415	$91,987

Continued on next page

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,699	$1,290
Cash paid for amounts included in the measurement of operating lease liabilities	$960	$847
Cash paid for interest on long-term debt	$1,461	$—

Supplemental disclosure of noncash information:
Prepayments for purchase of property and equipment transferred from prepaid assets to property and equipment	$82	$89
Property and equipment received and accrued in accounts payable and accrued and other current liabilities	$6,794	$3,025
Stock-based compensation capitalized as property and equipment	$203	$106
Property and equipment transferred to sales-type leases and from other non-current assets, net	$3,242	$4,021
Operating lease liabilities arising from obtaining right-of-use assets	$1,563	$142

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by PDF Solutions, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to the Quarterly Report on Form 10‑Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.

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

Reclassification of Prior Period Amount

Certain immaterial prior period amounts on the condensed consolidated balance sheet, condensed consolidated statements of stockholders' equity, and condensed consolidated statements of cash flows have been reclassified to conform with current period presentation.

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. The ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the timing of the adoption and the impact of the new standard on the consolidated financial statements and related disclosures.

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

Analytics Revenue

Analytics revenue is derived from the following primary offerings: licenses and services for on-premise software (which is primarily Exensio® and Cimetrix® products, and includes some secureWISE® products), software-as-a-service (“SaaS”) (which is primarily Exensio products, and includes some secureWISE products and services), and Design-for-Inspection™ (“DFI™”) systems and Characterization Vehicle® (“CV®”) systems that do not include performance incentives based on customers’ yield achievement.

Revenue from on-premise software is recognized depending on whether the license is perpetual or time-based. Perpetual (one-time charge) license software is recognized at the time of the inception of the arrangement when control transfers to the customers if the software license is considered as a separate performance obligation from the services offered by the Company. Revenue from post-contract support is recognized over the contract term on a straight-line basis, because the Company is providing (i) support and (ii) unspecified software updates on a when-and-if available basis over the contract term. Revenue from time-based-licensed software is allocated to each performance obligation and is recognized either at a point in time or over time as follows. The license component is recognized at the time when control transfers to customers, with the post-contract support component recognized ratably over the committed term of the contract. For contracts with any combination of licenses, support, and other services, distinct performance obligations are accounted for separately. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation on a relative basis using the SSP attributed to each performance obligation.

Revenue from SaaS arrangements, which allow for the use of a software product or service over a contractually determined period of time without the customer taking possession of the software, e.g., cloud-based or via a network of secureWISE servers, is accounted for as a subscription and is recognized as revenue ratably, on a straight-line basis, over the subscription period beginning on the date the service is first made available to customers. For contracts with any combination of SaaS and related services, distinct performance obligations are accounted for separately. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation on a relative basis using the SSP attributed to each performance obligation.

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

Integrated Yield Ramp Revenue

Integrated Yield Ramp revenue is comprised of all fees from the Company’s contracts that include any performance incentives based on customers’ yield achievement.

Fixed fees under these project-based contracts, which are delivered over a specific period of time and typically paid on a set schedule, are recognized as services are performed using a percentage of completion method based on costs or labor-hours inputs, whichever is the most appropriate measure of the progress towards completion of the contract. Where there are distinct performance obligations, the Company allocates revenue to all deliverables based on their SSPs and allocates the transaction price of the contract to each performance obligation on a relative basis using the SSP. Similar to the services provided in connection with DFI systems and CV systems that are contributing to Analytics revenue, due to the nature of the work performed in these arrangements, the estimation of percentage of completion method is complex and subject to many variables that require significant judgment. Please refer to the “Significant Judgments” section of this Note for further discussion.

Variable fees contained in Integrated Yield Ramp contracts that relate to continued usage of the Company’s intellectual property after the fixed-fee service period ends depend on a customer’s yield achievement (which the Company refers to as “Gainshare fees”) and are generally subsequent to the delivery of all contractual services and performance obligations. The Company typically recognizes Gainshare as a usage-based royalty derived from customers’ usage of intellectual property in the same period in which the usage occurs.

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

The Company’s performance obligations are satisfied either over time or at a point-in-time. The following table represents a disaggregation of revenue percentage by timing of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Over time	70%	72%	65%	69%
Point-in-time	30%	28%	35%	31%
Total	100%	100%	100%	100%

International revenues accounted for approximately 61% and 54% of the Company’s total revenues during the three months ended June 30, 2025 and 2024, respectively, and approximately 62% and 55% of the Company’s total revenues during the six months ended June 30, 2025 and 2024, respectively. See Note 9, Customer and Geographic Information.

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

The Company is required to recognize Gainshare revenue in the same period in which the usage occurs. Because the Company generally does not receive the acknowledgment reports from its customers during a given quarter within the time frame necessary to adequately review the reports and include the actual amounts in quarterly results for such quarter, the Company accrues the related revenue based on estimates of customers underlying sales achievement. The Company’s estimation process can be based on historical data, trends, seasonality, changes in the contract rate, knowledge of the changes in the industry and changes in the customer’s manufacturing environment learned through discussions with customers and sales personnel. As a result of accruing revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true-up revenue to the actual amounts reported.

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

The contract assets are recorded on a net basis with deferred revenue (i.e., contract liabilities) at the contract level. The contract assets were as follows (in thousands):

	June 30,	December 31,
	2025	2024
Current (included in Prepaid expenses and other current assets)	$7,930	$3,224
Non-current (included in Other non-current assets)	237	617
Total contract assets	$8,167	$3,841

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

Deferred revenues were as follows (in thousands):

	June 30,	December 31,
	2025	2024
Current	$23,363	$25,005
Non-current (included in Other non-current liabilities)	1,108	1,512
Total deferred revenues	$24,471	$26,517

Additional information related to deferred revenue were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue recognized that was included in the deferred revenues and billings in excess of recognized revenues balances at the beginning of each year	$12,063	$14,453	$18,625	$18,929

As of June 30, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was approximately $232.6 million. Given the applicable contract terms with customers, more than half of this amount is expected to be recognized as revenue over the next two years with the remainder to be recognized thereafter. This amount does not include insignificant contracts to which the customer is not committed, nor significant contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed, or future sales-based or usage-based royalty payments in exchange for a license of intellectual property. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications, or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to the scope, change in timing of delivery of products and services, or contract modifications.

The adjustment to revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was a decrease of $1.5 million and a decrease of $0.3 million during the three months ended June 30, 2025 and 2024, respectively, and an increase of $0.2 million and a decrease of $1.1 million during the six months ended June 30, 2025 and 2024, respectively. These amounts primarily represent changes in estimated percentage-of-completion based contracts and changes in actual versus estimated Gainshare.

Costs to Obtain or Fulfill a Contract

The Company capitalizes the incremental costs to obtain or fulfill a contract with a customer, including direct sales commissions and related fees, when it expects to recover those costs. Amortization expense related to these capitalized costs is recognized over the period associated with the revenue from which the cost was incurred.

Total capitalized direct sales commission costs and related fees were as follows (in thousands):

	June 30,	December 31,
	2025	2024
Current (included in Prepaid expenses and other current assets)	$2,381	$2,929
Non-current (included in Other non-current assets)	4,160	2,385
Total capitalized direct sales commission costs	$6,541	$5,314

Amortization of capitalized direct sales commission costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of capitalized direct sales commission costs	$625	$640	$1,497	$1,274

There was no impairment loss in relation to the costs capitalized for the periods presented.

Practical Expedient

The Company does not adjust the transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists, and determined its contracts did not include a material significant financing component during the six months ended June 30, 2025 and 2024.

3. BALANCE SHEET COMPONENTS

Accounts Receivable

Accounts receivable include amounts that are unbilled at the end of the period that are expected to be billed and collected within a 12‑month period. Unbilled accounts receivable, included in accounts receivable, totaled $29.3 million and $23.0 million as of June 30, 2025, and December 31, 2024, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12‑month period are recorded in other non-current assets and totaled $8.7 million and $9.0 million as of June 30, 2025, and December 31, 2024, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for credit losses is maintained for probable credit losses based upon the Company’s assessment of the expected collectibility of the accounts receivable. The allowance for credit losses is reviewed on a quarterly basis to assess the adequacy of the allowance. The allowance for credit losses was $0.9 million as of June 30, 2025 and December 31, 2024.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid expense	$8,112	$6,481
Contract assets	7,930	3,224
Costs capitalized to obtain revenue contracts	2,381	2,929
Net investments in sales-type leases - current portion	5,014	4,526
Income tax receivable	1,687	285
Total prepaid expenses and other current assets	$25,124	$17,445

Property and Equipment

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Computer equipment	$13,597	$10,799
Software and capitalized software development cost	6,365	5,617
Furniture, fixtures, and equipment	2,611	2,529
Leasehold improvements	6,937	6,691
Laboratory and other equipment	6,268	5,734
Test equipment	24,378	22,680
Property and equipment in progress:
DFI system assets	40,819	34,935
CV system and other assets	9,259	6,431
Total property and equipment	110,234	95,416
Less: Accumulated depreciation and amortization	(48,381)	(46,951)
Total property and equipment, net	$61,853	$48,465

Test equipment mainly includes DFI™ system and CV® system assets at customer sites that are contributing to revenue. Property and equipment in progress represent the development or construction of property and equipment that have not yet been placed in service for the Company’s intended use and are not depreciated.

Depreciation and amortization expense was $0.8 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively, and $1.5 million and $2.1 million for the six months ended June 30, 2025 and 2024, respectively.

Goodwill and Intangible Assets, Net

The changes in goodwill were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Balance at the beginning of period	$14,953	$15,029
Addition	81,799	—
Foreign currency translation adjustment	46	(76)
Balance at the end of period	$96,798	$14,953

The Company completed the acquisition of SecureWise LLC (“SecureWise”) on March 7, 2025. See Note 14, “Business Combination” for additional information related to the goodwill and intangible assets added from this acquisition.

Intangible assets, net, consisted of the following (in thousands):

		June 30, 2025			December 31, 2024
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired intangible assets:
Customer relationships	1 - 13	$38,404	$(8,732)	$29,672	$9,499	$(7,866)	$1,633
Developed technology	4 - 9	46,219	(26,380)	19,839	34,566	(24,601)	9,965
Tradename and trademarks	2 - 10	8,198	(1,567)	6,631	1,598	(1,120)	478
Patent	6 - 10	2,100	(1,912)	188	2,100	(1,869)	231
Noncompetition agreements	3	848	(848)	—	848	(848)	—
Total		$95,769	$(39,439)	$56,330	$48,611	$(36,304)	$12,307

The weighted average amortization period for acquired identifiable intangible assets was 8.9 years as of June 30, 2025. The amortization expense related to intangible assets were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of acquired technology (included in costs of revenues)	$998	$584	$1,676	$1,168
Amortization of acquired intangible assets (presented separately under costs and expenses)	1,068	259	1,446	518
Total amortization expense	$2,066	$843	$3,122	$1,686

The estimated future amortization of acquired identifiable intangible assets were as follows (in thousands):

Year Ending December 31,	Amount
2025 (remaining six months)	$4,134
2026	8,098
2027	7,946
2028	7,640
2029	5,955
2030 and thereafter	22,557
Total future amortization expense	$56,330

There was no impairment charges for goodwill and intangible assets during the three and six months ended June 30, 2025 and 2024.

Other Non-current Assets

Other non-current assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Net investments in sales-type leases (3)	$17,856	$13,226
Unbilled accounts receivable (2)	8,684	8,983
Costs capitalized to obtain revenue contracts (1)	4,160	2,385
Contract assets (1)	237	617
Other	4,373	4,302
Total other non-current assets	$35,310	$29,513

(1)	See Note 2, Revenue from Contracts with Customers.
(2)	See Note 3, Balance Sheet Components – Accounts Receivable.
(3)	The Company’s net investments in sales-type leases were for its DFI system and CV system assets. The components of net investments in sales-type leases were as follows (in thousands):

	June 30,	December 31,
	2025	2024
Present value of lease receivables	$11,924	$13,238
Less: Contract liability	—	(3,235)
Net lease receivables	11,924	10,003
Unguaranteed residual assets	10,946	7,749
Total net investments in sales-type leases	$22,870	$17,752
Reported as:
Current (included in Prepaid expenses and other current assets)	$5,014	$4,526
Non-current (included in Other non-current assets)	17,856	13,226
Total net investments in sales-type leases	$22,870	$17,752

Maturities of leases payments under sales-type leases as of June 30, 2025, were as follows (in thousands):

Year Ending December 31,	Amount
2025 (remaining six months)	$2,484
2026	6,823
2027	2,576
2028	10
2029 and thereafter	51
Total future sales-type lease payments	11,944
Less: Present value adjustment (1)	(20)
Present value of lease receivables	$11,924

(1)	Calculated using the rate implicit in the lease determined for each lease.

There was no allowance for credit losses on lease receivables as of June 30, 2025, and December 31, 2024. The Company’s ongoing risk management strategy for residual assets includes performing regular reviews of estimated residual values.

4. LEASES

The Company leases administrative and sales offices and certain equipment under non-cancellable operating leases, which contain various renewal or termination options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various dates through 2031. The Company had no leases that were classified as a financing lease as of June 30, 2025, and December 31, 2024.

Lease expense was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$435	$379	$849	$760
Short-term lease and variable lease expense (1)	193	272	400	486
Total lease expense	$628	$651	$1,249	$1,246

(1)

Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease expense for the periods presented primarily included common area maintenance charges.

Supplemental condensed consolidated balance sheets information related to operating leases was as follows:

	June 30,	December 31,
	2025	2024
Weighted average remaining lease term under operating leases (in years)	3.4	3.3
Weighted average discount rate for operating lease liabilities	6.2%	6.0%

Maturities of operating lease liabilities as of June 30, 2025, were as follows (in thousands):

Year Ending December 31,	Amount
2025 (remaining six months)	$991
2026	1,966
2027	1,902
2028	1,202
2029	300
2030 and thereafter	263
Total future minimum lease payments	6,624
Less: Interest (1)	(696)
Present value of future minimum lease payments under operating lease liabilities	$5,928
Reported as of June 30, 2025:
Operating lease liabilities – current	$1,752
Operating lease liabilities – non-current	4,176
Total operating lease liabilities	$5,928

(1)	Calculated using incremental borrowing interest rate for each lease.

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

On April 15, 2024, the Board of Directors adopted a new stock repurchase program (the “2024 Program”) to repurchase up to $40.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. The Company has not repurchased any shares under the 2024 Program as of June 30, 2025.

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

The Company estimated the fair value of purchase rights granted under the 2021 Purchase Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Six Months Ended June 30,
	2025	2024
Expected life (in years)	1.25	1.25
Volatility	40.22%	41.40%
Risk-free interest rate	4.22%	4.62%
Expected dividend	—	—
Weighted average fair value of purchase rights granted during the period	$9.36	$10.89

During the six months ended June 30, 2025 and 2024, a total of 90,076 shares and 73,854 shares, respectively, were issued under the 2021 Purchase Plan, at a weighted average purchase price of $23.68 per share and $25.94 per share, respectively. As of June 30, 2025, unrecognized compensation cost related to the 2021 Purchase Plan was $3.7 million, which is expected to be recognized over a weighted average period of 1.6 years.

As of June 30, 2025, 748,405 shares were available for future issuance under the 2021 Purchase Plan.

Stock Incentive Plan

On November 16, 2011, the Company’s stockholders initially approved the 2011 Stock Incentive Plan, which has been amended and restated by the Board of Directors and approved by the Company’s stockholders a number of times since then (as amended through the date of this report, the “2011 Plan”). Under the 2011 Plan, the Company may award stock options, stock appreciation rights (“SARs”), stock grants or stock units covering shares of the Company’s common stock to employees, directors, non-employee directors and contractors. The aggregate number of shares reserved for awards under the 2011 Plan is 15.9 million shares, plus up to 3.5 million shares previously issued under the 2001 Stock Plan adopted by the Company in 2001, which expired in 2011 (the “2001 Plan”) that are either (i) forfeited or (ii) repurchased by the Company or are shares subject to awards previously issued under the 2001 Plan that expire or that terminate without having been exercised or settled in full on or after November 16, 2011. In case of awards other than options or SARs, the aggregate number of shares reserved under the 2011 Plan will be decreased at a rate of 1.33 shares issued pursuant to such awards. The exercise price for stock options must generally be at prices no less than the fair market value at the date of grant. Stock options generally expire ten years from the date of grant and become vested and exercisable over a four-year period.

As of June 30, 2025, 15.9 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 4.3 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.5 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired, or repurchased by the Company after the adoption of the 2011 Plan through June 30, 2025. As of June 30, 2025, there were no outstanding awards that had been granted outside of the 2011 Plan.

The Company estimated the fair value of share-based awards granted under the 2011 Stock Plan during the period using the Black-Scholes-Merton option-pricing model. There were no stock options granted during the six months ended June 30, 2025 and 2024.

Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expense before taxes related to the Company’s stock plan and employee stock purchase plan was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Costs of revenues	$1,257	$1,185	$2,599	$2,385
Research and development	2,251	2,063	4,670	4,265
Selling, general, and administrative	2,691	2,452	5,526	5,160
Total stock-based compensation expense	$6,199	$5,700	$12,795	$11,810

Stock Award Activities

Restricted stock unit (“RSU”)

Nonvested RSU activities were as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)	Per Share
Nonvested, January 1, 2025	1,885	$33.14
Granted	68	23.66
Vested	(406)	29.77
Forfeited	(29)	33.85
Nonvested, June 30, 2025	1,518	$33.60

The weighted average grant date fair values of RSUs granted during the six months ended June 30, 2025 and 2024 were $23.66 and $33.63, respectively.

The total fair value of RSUs vested were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Fair value of restricted stock units vested	$10,501	$12,833

As of June 30, 2025, there was $38.0 million of total unrecognized compensation cost related RSUs which is expected to be recognized over a weighted average period of 2.3 years. RSUs do not have rights to dividends prior to vesting.

Stock Options

As of June 30, 2025, the outstanding stock options totaled 25,761 shares. Total fair value of shares vested during the six months ended June 30, 2025 was immaterial. As of June 30, 2025, there was no remaining unrecognized compensation cost related to unvested stock options.

7. INCOME TAXES

Income tax expense decreased by $1.2 million for the six months ended June 30, 2025, to $1.1 million tax benefit as compared to ($0.2) million income tax expense for the six months ended June 30, 2024. The Company’s effective tax rate was 36% for the six months ended June 30, 2025, compared to 11% for the six months ended June 30, 2024. The increase was primarily due to changes in the foreign, federal and state taxes and year-to-date recognition of worldwide pre-tax income (loss) in relation to their forecasted amounts for the full year. The Company’s provision for income taxes for the six months ended June 30, 2025, was primarily attributable to federal, state and foreign taxes.

The Company’s total amount of unrecognized tax benefits, excluding interest, as of June 30, 2025, was $17.3 million, of which $2.4 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest, as of December 31, 2024, was $16.6 million, of which $2.1 million, if recognized, would affect the Company’s effective tax rate. As of June 30, 2025, the Company has recorded unrecognized tax benefits of $3.0 million, including interest of $0.6 million, as long-term taxes payable in the condensed consolidated balance sheets. The remaining $14.9 million has been recorded within the Company’s DTAs, which is subject to a full valuation allowance.

The valuation allowance was approximately $67.9 million as of June 30, 2025, and December 31, 2024, which was related to U.S. net federal and state DTAs. The worldwide net DTAs balance were immaterial as of June 30, 2025, and December 31, 2024.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions regarding corporate taxes, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact on the Company's consolidated financial statements.  As the OBBBA was signed into law after the close of the Company's second quarter, no impact has been included in the Company's operating results for the six months ended June 30, 2025.

8. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding outstanding stock options, nonvested restricted stock units and shares subject to repurchase). Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding for the period plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases in which the effect would be anti-dilutive. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands except per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$1,146	$1,705	$(1,886)	$1,312
Denominator:
Basic weighted average common shares outstanding	39,148	38,619	39,118	38,456
Effect of dilutive stock options, unvested restricted stock units, and shares of common stock expected to be issued under employee stock purchase plan	112	513	—	533
Diluted weighted average common shares outstanding	39,260	39,132	39,118	38,989

Net income (loss) per share:
Basic	$0.03	$0.04	$(0.05)	$0.03
Diluted	$0.03	$0.04	$(0.05)	$0.03

For the six months ended June 30, 2025, because the Company was in a loss position, diluted net loss per share is the same as basic net loss per share as the inclusion of the potential common shares would have been anti-dilutive.

The following table summarizes the potential shares of common stock that were not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Non-vested restricted stock units	1,164	556	1,518	571
Outstanding stock options	6	—	26	—
Shares issuable under employee stock purchase plan	268	—	268	—
Total	1,438	556	1,812	571

9. CUSTOMER AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, reviews discrete financial information including total revenues, gross profit, and net income (loss) presented on a consolidated basis for purposes of regularly making operating decisions about allocation of resources and financial performance assessment. Further, the CODM reviews and utilizes functional expenses (costs of revenues, research and development, and selling, general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in the condensed consolidated net income (loss) are amortization of acquired intangible assets, interest expense, interest income and other, net and income tax expense, which are reflected in the condensed consolidated statements of comprehensive income (loss). Accordingly, the Company considers itself as one operating and reporting segment because it does not distinguish between markets, specifically the provision of services for differentiated data and analytics solutions to the semiconductor and electronics industries.

The following table presents segment total revenues, costs of revenues, gross profit, and net loss for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$51,728	$41,661	$99,506	$82,971
Costs of revenues	$14,886	$12,230	$27,841	$25,759
Gross profit	$36,842	$29,431	$71,665	$57,212
Net income (loss)	$1,146	$1,705	$(1,886)	$1,312

Revenues from an individual customer that are approximately 10% or more of the Company’s consolidated total revenues were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Customer	2025	2024		2025	2024
A	19%	24%		17%	23%
B	12%	*	%	15%	14%
C	17%	*	%	14%	* %

* represents less than 10%

Gross accounts receivable balances (including amounts that are unbilled) from individual customers that are approximately 10% or more of the Company’s gross accounts receivable balance were as follows:

	June 30,		December 31,
Customer	2025		2024
A	28%		21%
B	*	%	13%
C	26%		11%
E	*	%	12%

* represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites were as follows (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
		Percentage		Percentage		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues	Revenues	of Revenues	Revenues	of Revenues
United States	$19,954	39%	$19,223	46%	$38,182	39%	$36,956	45%
Japan	9,304	18	7,932	19	21,040	21	19,220	23
China	12,190	23	7,000	17	20,233	20	11,853	14
Rest of the world	10,280	20	7,506	18	20,051	20	14,942	18
Total revenues	$51,728	100%	$41,661	100%	$99,506	100%	$82,971	100%

Long-lived assets, net by geographic area were as follows (in thousands):

	June 30,	December 31,
	2025	2024
United States (1)	$75,236	$58,782
Rest of the world	2,406	1,461
Total long-lived assets, net	$77,642	$60,243

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

Level 3 -	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The Company’s financial assets measured at fair value on a recurring basis and the basis for those measurements were as follows (in thousands):

		Fair Value Measurements Using
	Balance Sheet	June 30,
Assets	Classification	2025	(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	Cash equivalents	$1,361	$1,361	$—	$—
Available-for-sale debt securities:
U.S. Government securities (1)	Short-term investments	2,987	2,987	—	—
Convertible note receivable (2)	Other non-current assets	2,087	—	—	2,087
Total		$6,435	$4,348	$—	$2,087

		Fair Value Measurements Using
	Balance Sheet	December 31,
Assets	Classification	2024	(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	Cash equivalents	$66,213	$66,213	$—	$—
Available-for-sale debt securities:
U.S. Government securities (1)	Short-term investments	24,291	24,291	—	—
Convertible note receivable (2)	Other non-current assets	2,038	—	—	2,038
Total		$92,542	$90,504	$—	$2,038

(1)

The amortized cost of the Company’s investments in U.S. Government securities approximated their fair value due to their short-term maturities, and there have been no events or changes in circumstances that would have had a significant effect on the fair value of these securities in the periods presented. For the three and six months ended June 30, 2025 and 2024, there were no material realized or unrealized gains or losses, either individually or in the aggregate.

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

The Company’s standard product warranty terms for the sale of its DFI system product generally include post-sales support and repairs or replacement of a product at no additional charge for a contractually agreed period of time. The standard warranty reserve is based on estimated total expected costs to fulfill our warranty obligation based on best available information as of the reporting date. The standard warranty reserve was immaterial as of June 30, 2025, and December 31, 2024.

Purchase Obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of June 30, 2025, total outstanding purchase obligations were $36.1 million, the majority of which is due within the next 12 months.

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

Legal Proceedings — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable, and the loss can be reasonably estimated in accordance with FASB requirements. As of June 30, 2025, the Company was not party to any material legal proceedings for which a loss was probable or an amount was accrued. From time to time, the Company may enter into contingent fee arrangements with external legal firms that may represent the Company in legal proceedings related to disputes. Contingent legal fees are accrued by the Company when they are probable and reasonably estimable.

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

Analytics revenue recognized from Advantest was $3.5 million and $3.0 million during the three months ended June 30, 2025 and 2024, respectively, and $7.1 million and $5.9 million during the six months ended June 30, 2025 and 2024, respectively. Accounts receivable from Advantest were not material as of June 30, 2025, and December 31, 2024. Deferred revenue amounted to $2.3 million and $8.3 million as of June 30, 2025, and December 31, 2024, respectively.

13. DEBT

Debt as of June 30, 2025, consisted of (in thousands):

June 30,
2025
Term loan	$24,375
Revolving credit facility	45,000
Total debt (principal amount)	69,375
Unamortized debt discount and financing costs	(1,258)
Total debt, net of unamortized debt discount and financing costs	$68,117
Reported as:
Current portion of long-term debt, net	$2,240
Long-term debt, net	65,877
Total debt, net	$68,117

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

The principal of the Revolving Credit facility is due as a balloon payment of $45.0 million in March 2030. The principal of the Term Loan is due in the amount of $0.6 million quarterly and a balloon payment of $13.1 million in March 2030.

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

The Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants. Negative covenants include, among others, restrictions on the incurrence of debt, the incurrence of liens, the making of investments and distributions, dividends, and stock buy-backs. In addition, the Credit Agreement requires that the Company maintain a consolidated total net leverage ratio of not greater than 3.00 to 1.00, and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of June 30, 2025, the Company was in compliance with the covenants contained in the Credit Agreement.

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

Future Payments on Total Debt

As of June 30, 2025, the estimated future principal payments of the total long-term debt were as follows (in thousands):

Year Ending December 31,	Amount
2025 (remaining six months)	$1,250
2026	2,500
2027	2,500
2028	2,500
2029	2,500
2030	58,125
Total future principal payments of long-term debt	$69,375

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

The Company expensed all transaction costs in the period in which they were incurred. The total non-recurring legal, finance, integration and other costs related to the acquisition of SecureWise amounted to $5.4 million, of which $4.5 million was recorded in the six months ended June 30, 2025, and $0.9 million in the fourth quarter of 2024.

The preliminary allocation of the purchase price for the acquisition of SecureWise, as of the date of the completion of the Transaction, is as follows (in thousands, except amortization period):

		Amortization
	Amount	Period (Years)
Allocation of Purchase Price:
Fair value estimates of assets acquired and liabilities assumed
Cash	$1,049
Accounts receivable	2,969
Prepaid and other assets	1,049
Fixed assets	1,592
Fair value of intangible assets:
Trademark	6,600	5
Customer relationships	28,900	13
Developed technology	11,600	7
Goodwill	81,799	N/A
Accounts payable and other current liabilities	(4,791)
Total purchase price allocation	$130,767

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “projected,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target” or “continue,” the negative effect of terms like these or other similar expressions. These statements include, but are not limited to, statements related to: the Company’s business strategy and objectives; the Company’s intellectual property and proprietary software, information and technology; the Company’s sales and marketing strategy, expectations regarding strategic alliances and relationships; investments in research and development; industry trends; macroeconomic factors, inventories, and demand; changing export controls and sanctions; U.S. administrative initiatives; investments in semiconductor manufacturing; geopolitical tensions and conflicts; fluctuations in the Company’s quarterly results; and other statements identified by words such as “could,” “expects,” “intends,” “may,” “plans,” “potential,” “should,” “will,” “would,” or similar expressions and the negatives of those terms, that are subject to future events and circumstances, and uncertainties that could cause results to differ materially include risks associated with: the effectiveness of the Company’s business and technology strategies; current semiconductor industry trends and competition; rates of  adoption of the Company’s solutions by new and existing customers; project milestones or delays and performance criteria achieved; cost and schedule of new product development and investments in research and development; the continuing impact of macroeconomic conditions, including inflation, changing interest rates and tariffs, the evolving trade regulatory environment and geopolitical tensions, and other trends impacting the semiconductor industry, the Company’s customers, operations, and supply and demand for its products; supply chain disruptions; changes in laws and regulations, including recent tax and data privacy laws and regulations, or the interpretation or enforcement thereof; the success of the Company’s strategic growth opportunities and partnerships; recent and future acquisitions, strategic alliances and relationships and the Company’s ability to successfully integrate acquired businesses and technologies; whether the Company can successfully convert backlog into revenue; customers’ production volumes under contracts that provide Gainshare; the sufficiency of the Company’s cash resources and anticipated funds from operations; the Company’s ability to obtain additional financing if needed; the Company’s ability to use support and updates for certain open-source software; and other risks and uncertainties discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements and other information included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update publicly any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 (the “Annual Report”). All references to “we,” “us,” “our,” “PDF,” “PDF Solutions” or “the Company” refer to PDF Solutions, Inc.

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

Acquisition of SecureWise LLC

On March 7, 2025, we completed the acquisition of SecureWise LLC (“SecureWise”), a Delaware limited liability company (see Note 14, Business Combinations, in the notes to the condensed consolidated financial statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q), and added the widely-used, secure, remote secureWISE connectivity solution to our products and services portfolio. We expect this acquisition to also accelerate equipment makers’ ability to derive value from equipment data by enabling them to leverage our Exensio analytics software and to expand the capability of our secure data exchange (“DEX”) outsourced semiconductor assembly and test (“OSAT”) network by allowing equipment makers, fab operators, and fabless companies to collaborate to optimize chip manufacturing and test.

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

Other trends may continue to affect our Characterization services business and Integrated Yield Ramp revenue specifically. For example, semiconductor manufacturers may experience lower wafer shipments due to weakness in the global economy, which would negatively impact the gainshare component of our Integrated Yield Ramp revenue. The logic foundry market at the leading-edge nodes, such as 5nm and smaller, underwent significant change over the past few years. The leading foundry continues to dominate market share. This trend will likely continue to impact our Characterization services business on these nodes. We expect most logic foundries to invest in derivatives of older process nodes, such as 14nm, to extract additional value as many of their customers will not move to advanced nodes due to either technological barriers or restrictive economics. Foundries that participate at leading edge nodes are expected to continue to invest in new technologies such as memory, 2.5D and 3D packaging, extreme ultraviolet lithography, and 3D architectures such as backside power and gate-all-around transistors, as well as new innovations in process control and variability management. We expect China’s investment in semiconductors to continue. Compliance with changing U.S. export restrictions limit our possible business with Chinese semiconductor manufacturers on advanced nodes. As a result of these market developments, we have chosen to focus our resources and investments in products (including differentiated data), services, and solutions for analytics.

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

●

Changing export controls and sanctions. The U.S. government continues intense export controls and sanctions focused on the destinations of and/or entities in the People’s Republic of China (“P.R.C.”), Russian Federation, and Belarus. Some customers in the P.R.C. have expressed concern about the potential for supply chain disruption due to such regulations. This has in some cases, and could in the future, negatively impact the demand for our products and services by these customers. More recently, increased volatility has appeared in controls as economic transactional views compete with traditional national security views in the U.S. government.  For illustration, in late May 2025, the government issued orders (known as “is-informed” letters) further restricting electronic design automation products intended for P.R.C. customers. The government rescinded these orders in early July 2025, according to news reports. Other jurisdictions with important roles in our industry continue to update some of their export control regulations to further align with the U.S. government. Continued tight restrictions, rapid evolution, and/or unpredictability in regulations each could negatively affect our sales. Based on our current assessments, we expect the near-term impact of these evolving trade restrictions on our business to be limited but shifting and competing policy directions leave much unknown.

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

Tax legislation continues to evolve globally with new laws and regulations that create uncertainty in the global economy. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. which includes significant provisions regarding corporate taxes, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These legislative changes could have a material impact on our future effective tax rate, tax liabilities, and cash tax, which we are currently assessing the impact on our consolidated financial statements.

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

Financial Highlights

Financial highlights for the three months ended June 30, 2025, are as follows:

●

Total revenues were $51.7 million, an increase of $10.1 million, or 24%, compared to the three months ended June 30, 2024. Analytics revenue was $48.8 million, an increase of $10.7 million, or 28%, compared to the three months ended June 30, 2024. The increase in Analytics revenue was primarily driven by an increase in revenues from CV systems, the addition of revenues related to secureWISE products and services, and an increase in revenues from DFI systems, partially offset by a decrease in revenues from Exensio software licenses. Integrated Yield Ramp revenue was $2.9 million, a decrease of $0.6 million, or 18%, compared to the three months ended June 30, 2024. The decrease in Integrated Yield Ramp revenue was primarily due to decrease in hours worked on fixed-fees engagements, partially offset by higher Gainshare from increased customer wafer shipments at non-leading-edge nodes.

●

Costs of revenues increased by $2.7 million, compared to the three months ended June 30, 2024, primarily due to increases in subcontractor costs, facilities and IT-related costs including depreciation and amortization expense, hardware costs and personnel-related costs.

●

Net income was $1.1 million, compared to a net income of $1.7 million for the three months ended June 30, 2024. The decrease in net income was primarily attributable to an increase in overall costs and expenses mainly due to acquisition costs related to the acquisition of SecureWise, partially offset by increase in total revenues and recognized income tax benefits during the quarter.

Financial highlights for the six months ended June 30, 2025, are as follows:

●

Total revenues were $99.5 million, an increase of $16.5 million, or 20%, compared to the six months ended June 30, 2024. Analytics revenue was $91.3 million, an increase of $14.7 million, or 19%, compared to the six months ended June 30, 2024. The increase in Analytics revenue was primarily driven by an increase in revenues from CV systems, the addition of revenues related to secureWISE products and services, and an increase in revenues from Cimetrix software licenses, partially offset by a decrease in revenues from DFI systems. Integrated Yield Ramp revenue was $8.2 million, an increase of $1.8 million, or 28%, compared to the six months ended June 30, 2024. The increase in Integrated Yield Ramp revenue was primarily due to higher Gainshare from increased customer wafer shipments at non-leading-edge nodes; partially offset by a decrease in hours worked on fixed-fees engagements.

●

Costs of revenues increased by $2.1 million, compared to the six months ended June 30, 2024, primarily due to increases in subcontractor costs, personnel-related costs, and facilities and IT-related costs including depreciation and amortization expense, partially offset by hardware costs.

●

Net loss was $1.9 million, compared to a net income of $1.3 million for the six months ended June 30, 2024. The decrease in net income was primarily attributable to (i) an increase in sales and marketing activities, and general and administrative expenses, which was primarily due to acquisition costs related to the acquisition of SecureWise, and (ii) an increase in research and development expenses, partially offset by an increase in total revenues.

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

For additional information about our critical accounting policies, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies, and Note 2, Revenue from Contracts with Customers to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10‑Q and Part II Item 7,  Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the heading of “Critical Accounting Estimates” in our Annual Report. There were no material changes during the three and six months ended June 30, 2025, to the items that we disclosed as our critical accounting policies and estimates in Part II, Item 7 of the Annual Report.

Recent Accounting Pronouncements and Accounting Changes

See Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10‑Q, for a description of recent accounting pronouncements and accounting changes, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements.

Results of Operations

Discussion of Financial Data for the Three and Six Months ended June 30, 2025 and 2024

Revenues, Costs of Revenues, and Gross Margin

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues:
Analytics	$48,822	$38,114	$10,708	28%	$91,293	$76,577	$14,716	19%
Integrated Yield Ramp	2,906	3,547	(641)	(18)%	8,213	6,394	1,819	28%
Total revenues	51,728	41,661	10,067	24%	99,506	82,971	16,535	20%
Costs of revenues	14,886	12,230	2,656	22%	27,841	25,759	2,082	8%
Gross profit	$36,842	$29,431	$7,411	25%	$71,665	$57,212	$14,453	25%
Gross margin	71%	71%			72%	69%

Analytics revenue as a percentage of total revenues	94%	91%			92%	92%
Integrated Yield Ramp revenue as a percentage of total revenues	6%	9%			8%	8%

Analytics Revenue

Analytics revenue increased $10.7 million for the three months ended June 30, 2025, compared to the same period in 2024. The increase in Analytics revenue was primarily driven by an increase in revenues from CV systems, the addition of revenues related to secureWISE products and services, and an increase in revenues from DFI systems, partially offset by a decrease in revenues from Exensio software licenses.

Analytics revenue increased $14.7 million for the six months ended June 30, 2025, compared to the same period in 2024. The increase in Analytics revenue was primarily driven by an increase in revenues from CV systems, the addition of revenues related to secureWISE products and services, and an increase in revenues from Cimetrix software licenses, partially offset by a decrease in revenues from DFI systems.

Integrated Yield Ramp Revenue

Integrated Yield Ramp revenue decreased $0.6 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to decrease in hours worked on fixed fee engagements, partially offset by higher Gainshare from increased customer wafer shipments at non-leading-edge nodes.

Integrated Yield Ramp revenue increased $1.8 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to higher Gainshare from increased customer wafer shipments at non-leading-edge nodes, partially offset by a decrease in hours worked on fixed-fees engagements.

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

Costs of Revenues

Costs of revenues consist primarily of costs incurred to provide and support our services, costs recognized in connection with licensing our software, IT and facilities-related costs, and amortization of acquired technology. Service costs include material costs, hardware costs (including cost of leased assets under sales-type lease), personnel-related costs (including compensation, employee benefits, bonus and stock-based compensation expense), subcontractor costs, overhead costs, travel expenses, and allocated facilities-related costs. Software license costs consist of costs associated with third-party cloud-delivery related expenses and licensing third-party software used by us in providing services to our customers in solution engagements or sold in conjunction with our software products.

The increase in costs of revenues of $2.7 million for the three months ended June 30, 2025, compared to the same period in 2024, was primarily due to (i) a $0.9 million increase in subcontractor costs, (ii) a $0.6 million increase in facilities and IT-related costs including depreciation and amortization expense, (iii) a $0.6 million increase in hardware costs, (iv) a $0.4 million increase in third-party cloud-delivery costs, and (v) a $0.1 million increase in personnel-related costs due to increased headcount and worldwide salary increases.

The increase in costs of revenues of $2.1 million for the six months ended June 30, 2025, compared to the same period in 2024, was primarily due to (i) a $1.3 million increase in subcontractor costs, (ii) a $0.8 million increase in personnel-related costs due to higher wages, and (iii) a $0.3 million increase in facilities and IT-related costs including depreciation and amortization expense, partially offset by a $0.4 million decrease in hardware costs.

Gross Margin

Gross margin was flat at 71% for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to higher Analytics revenue and contributions to revenue from Gainshare, offset by corresponding increases in costs of revenues.

Gross margin increased three percentage points for the six months ended June 30, 2025, to 72%, compared to 69% for the same period in 2024. The higher gross margin during the six months ended June 30, 2025, was primarily due to higher contribution to revenue from Gainshare for the six months ended June 30, 2025.

Operating Expenses:

Research and Development

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Research and development	$14,913	$12,649	$2,264	18%	$29,541	$25,633	$3,908	15%
As a percentage of total revenues	29%	30%			30%	31%

Research and development expenses consist primarily of personnel-related costs (including compensation, employee benefits, bonus and stock-based compensation expense), outside development services, travel expenses, third-party cloud-services related costs, IT and facilities cost allocations to support product development activities.

Research and development expenses increased $2.3 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to (i) a $1.4 million increase in personnel-related costs due to increased headcount, worldwide salary increases, bonus and stock-based compensation expense, (ii) a $0.4 million increase in subcontractor fees primarily related to Cimetrix software, and (iii) a $0.4 million increase in facilities and IT-related costs.

Research and development expenses increased $3.9 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to (i) a $1.7 million increase in personnel-related costs due to increased headcount, worldwide salary increases, bonus and stock-based compensation expense, (ii) a $1.1 million increase in subcontractor fees primarily related to Cimetrix software, (iii) a $0.8 million increase in facilities and IT-related costs, and (iv) a $0.3 million increase in travel expenses.

We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the size and the timing of product development projects.

Selling, General, and Administrative

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Selling, general, and administrative	$19,744	$16,259	$3,485	21%	$43,116	$32,757	$10,359	32%
As a percentage of total revenues	38%	39%			43%	39%

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

Selling, general, and administrative expenses increased $3.5 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to (i) a $3.1 million increase in personnel-related costs mainly resulting from increased headcount, worldwide salary increases, bonus expense, and stock-based compensation expense, (ii) a $0.5 million increase in subcontractor fees, (iii) $0.2 million in non-recurring legal, finance, integration, and other costs related to the acquisition of SecureWise, and (iv) a $0.2 million travel expense, partially offset by a $0.6 million decrease in general legal and professional fees.

Selling, general, and administrative expenses increased $10.4 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to (i) a $5.3 million increase in personnel-related costs mainly resulting from increased headcount, worldwide salary increases, bonus expense, and stock-based compensation expense, (ii) a $0.4 million increase in subcontractor fees, (iii) a $1.2 million increase in facilities and IT-related costs including shipping costs and depreciation expense, (iv) $4.5 million in non-recurring legal, finance, integration, and other costs related to the acquisition of SecureWise, and (v) $0.3 million of travel expense, partially offset by a $1.3 million decrease in general legal and professional fees.

We anticipate our selling, general, and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

Amortization of Acquired Intangible Assets

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Amortization of acquired intangible assets	$1,068	$259	$809	312%	$1,446	$518	$928	179%

Amortization of acquired intangible assets primarily consists of amortization of intangibles acquired from prior business combinations.

Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Interest expense	$(1,242)	$—	$(1,242)	(100)%	$(1,553)	$—	$(1,553)	(100)%

Interest expense is from our long-term debt that was used in financing the acquisition of SecureWise, and amortization of debt discount and financing costs.

Interest Income and Other, Net

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Interest income and other, net	$196	$1,479	$(1,283)	(87)%	$1,066	$3,171	$(2,105)	(66)%

Interest income and other, net, primarily consists of interest income and foreign currency transaction exchange gains and losses. Interest income and other, net decreased $1.3 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to (i) $1.3 million decrease in interest income from cash, cash equivalents and short-term investments, and (ii) $0.8 million net unfavorable fluctuations in foreign currency exchange rates, partially offset by a $0.6 million recovery from previously written-off property and equipment.

Interest income and other, net decreased $2.1 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to (i) a $1.9 million decrease in interest income from cash, cash equivalents and short-term investments, and (ii) $1.0 million net unfavorable fluctuations in foreign currency exchange rates, partially offset by a $0.6 million recovery from previously written-off property and equipment.

Income Tax Expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Income tax benefit (expense)	$1,075	$(38)	$(1,113)	(2,929)%	$1,039	$(163)	$(1,202)	(737)%

Income tax expense decreased for the three and six months ended June 30, 2025, compared to the same period in 2024, primarily due to changes in the foreign, federal and state taxes and year-to-date recognition of worldwide pre-tax income in relation to their forecasted amounts for full years.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions regarding corporate taxes, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing the impact on our consolidated financial statements. As the OBBBA was signed into law after the close of our second quarter, no impact has been included in our operating results for the six months ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2025, our working capital, defined as total current assets less total current liabilities, was $77.8 million, compared to $145.4 million as of December 31, 2024. Total cash, cash equivalents, and short-term investments were $40.4 million as of June 30, 2025, compared to cash, cash equivalents, and short-term investments of $114.9 million as of December 31, 2024. As of June 30, 2025, and December 31, 2024, cash and cash equivalents held by our foreign subsidiaries were $13.1 million and $13.3 million, respectively.

Our material cash requirements include principal and interest payments on our debt, operating lease payments, and purchase obligations to support our operations. Refer to Part I, Item 1, Financial Statements, Note 13, Debt, Note 4, Leases, Note 14, Business Combination and Note 11, Commitments and Contingencies for details relating to our material cash requirements for debt, leasing arrangements, including future maturities of operating lease liabilities, and purchase obligations, respectively.

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

The principal of the Revolving Credit facility is due as a balloon payment of $45.0 million in March 2030.  The principal of the Term Loan is due in the amount of $0.6 million quarterly and a balloon payment of $13.1 million in March 2030.

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

The Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants. Negative covenants include, among others, restrictions on the incurrence of debt, the incurrence of liens, the making of investments and distributions, dividends, and stock buy-backs. In addition, the Credit Agreement requires that we maintain a consolidated total net leverage ratio of not greater than 3.00 to 1.00, and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of June 30, 2025, we were in compliance with the covenants contained in the Credit Agreement.

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

Repurchase of Company’s Common Stock

On April 15, 2024, the Board of Directors adopted a stock repurchase program (the “2024 Program”) to repurchase up to $40.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The 2024 Program does not obligate the Company to acquire a minimum amount of shares and may be modified, suspended or terminated without prior notice. The Company has not repurchased any shares under the 2024 Program as of June 30, 2025.

Cash Flow Data

The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30,
(In thousands)	2025	2024	$ Change
Net cash flows provided by (used in):
Operating activities	$3,425	$(1,178)	$4,603
Investing activities	(124,246)	4,193	(128,439)
Financing activities	66,645	(9,153)	75,798
Effect of exchange rate changes on cash and cash equivalents	997	(853)	1,850
Net change in cash and cash equivalents	$(53,179)	$(6,991)	$(46,188)

Net Cash Flows Provided by (Used in) Operating Activities

Cash flows provided by operating activities during the six months ended June 30, 2025, consisted of net loss, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, stock-based compensation expense, amortization of acquired intangible expense, amortization of costs capitalized to obtain revenue contracts, net accretion of discounts on short-term investments, accretion of unguaranteed residual assets and net change in operating assets and liabilities.

Net cash flows provided by operating activities was $3.4 million for the six months ended June 30, 2025, compared to net cash used in operating activities of $1.2 million for the six months ended June 30, 2024. The increase in net cash provided by operating activities between the periods was driven primarily by higher collections from customers, partially offset by (i) an increase in bonus payments under the Company’s bonus plan, and (ii) increases in payments of personnel-related costs and vendor invoices.

Net Cash Flows Provided by (Used in) Investing Activities

Net cash used in investing activities was $124.2 million for the six months ended June 30, 2025, compared to net cash provided by investing activities of $4.2 million for the six months ended June 30, 2024.

For the six months ended June 30, 2025, net cash used in investing activities primarily related to $129.7 million payments for the acquisition of SecureWise, net of cash acquired and $16.7 million purchases and prepayments of property and equipment primarily related to our DFI systems, partially offset by $21.6 million proceeds from maturities and sales, net of purchases of short-term investments and $0.6 million recovery from previously written-off property and equipment.

For the six months ended June 30, 2024, net cash provided by investing activities primarily related to proceeds from maturities and sales of short-term investments of $37.0 million, partially offset by purchases of short-term investments of $25.5 million and purchases of property and equipment of $7.3 million primarily related to our DFI systems.

Net Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities was $66.6 million for the six months ended June 30, 2025, compared to net cash used in financing activities of $9.2 million for the six months ended June 30, 2024.

For the six months ended June 30, 2025, net cash provided by financing activities primarily consisted of $69.6 million proceeds from long-term debt, net of debt discount, that was used in financing the acquisition of SecureWise and $2.2 million proceeds from our employee stock purchase plan, partially offset by (i) $3.5 million in cash payments for taxes related to net share settlement of equity awards, (ii) $0.9 million payments of debt issuance costs, and (iii) $0.6 million repayment of long-term debt.

For the six months ended June 30, 2024, net cash used in financing activities primarily consisted of repurchases of common stock of $6.9 million, and $4.3 million in cash payments for taxes related to net share settlement of equity awards, partially offset by $2.0 million of proceeds from our employee stock purchase plan and exercise of stock options.

Related Party Transactions

Refer to Note 12, Strategic Partnership Agreement with Advantest and Related Party Transactions, to our condensed consolidated financial statements in this Quarterly Report on Form 10‑Q, for the discussion about related party transactions between the Company and Advantest (as defined therein).

Off-Balance Sheet Agreements

As of June 30, 2025, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.

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

As of June 30, 2025, we had cash, cash equivalents and short-term investments of $40.4 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments and short-term investments consisted of U.S. Government securities. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect as of June 30, 2025, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations.

As of June 30, 2025, and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure to any financial institution by evaluating the creditworthiness of the financial institutions with which we invest and investing through more than one financial institution.

We are exposed to interest rate risk through our variable rate debt. As of June 30, 2025, we had $68.1 million of debt that is subject to variable interest rates that are based on the daily simple secured overnight financing rate (“SOFR”) or an alternate base rate. Refer to Note 13 – Debt for details relating to the debt. If the rates were to increase by 100 basis points from the rates in effect as of June 30, 2025, our interest expense on the variable rate debt would increase by an average of $0.4 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous, while SOFR changes regularly. We do not currently hedge our interest rate risks but may determine to do so in the future. We will continue to monitor our exposure to interest rate risk.

Foreign Currency and Exchange Risk. Certain of our cash balances, receivables and payables for our international offices are denominated in the local currency, including the Euro, Yen, Chinese Yuan, New Taiwan Dollar, and Canadian Dollar. Therefore, some of our activities including a portion of our revenues and operating expenditures are subject to foreign currency risks. We also have intercompany transactions with and between certain of our subsidiaries of differing functional currencies, resulting in foreign transaction gains or losses based on our period-end exchange rates. Due to potential volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e) as of June 30, 2025, in connection with the filing of this Quarterly Report on Form 10‑Q. Based on that evaluation as of June 30, 2025, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

On March 7, 2025, we completed the acquisition of SecureWise. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed SecureWise internal control over financial reporting as of June 30, 2025.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no stock repurchases during the second quarter of 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Provided Herewith
2.01	Equity Purchase Agreement, dated as of February 19, 2025, by and among PDF Solutions, Inc., SecureWise LLC and Telit IOT Solutions Inc.	8-K	2/19/2025	2.1	000-31311
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc., and Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.	10-Q	8/8/2024	3.01	000-31311
3.02	Amended and Restated Bylaws of PDF Solutions, Inc.	8-K	5/1/2019	3.1	000-31311
10.01	PDF Solutions, Inc.’s Tenth Amended and Restated 2011 Stock Incentive Plan	8-K	6/23/2025	10.1	000-31311
10.02	PDF Solutions, Inc.’s Second Amended and Restated 2021 Employee Stock Purchase Plan	8-K	6/23/2025	10.2	000-31311
31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101

The following financial statements from the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

						X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*         Furnished, and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDF SOLUTIONS, INC.

Date: August 7, 2025	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: August 7, 2025	By:	/s/ ADNAN RAZA
Adnan Raza
Executive Vice President, Finance and Chief
Financial Officer
(principal financial and accounting officer)