Form 10-Q
period 2025-09-30
PDF SOLUTIONS INC
filed 2025-11-06
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

There were 39,512,959 shares of the Registrant’s Common Stock outstanding as of November 3, 2025.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$35,880	$90,594
Short-term investments	—	24,291
Accounts receivable, net of allowance for credit losses	74,949	73,649
Prepaid expenses and other current assets	35,292	17,445
Total current assets	146,121	205,979
Property and equipment, net	71,921	48,465
Operating lease right-of-use assets, net	5,160	4,029
Goodwill	96,780	14,953
Intangible assets, net	54,246	12,307
Deferred tax assets, net	203	43
Other non-current assets	31,968	29,513
Total assets	$406,399	$315,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,653	$8,255
Accrued compensation and related benefits	17,311	16,855
Accrued and other current liabilities	8,661	8,752
Operating lease liabilities – current portion	1,970	1,675
Deferred revenues – current portion	21,247	25,005
Current portion of long-term debt, net	2,238	—
Total current liabilities	66,080	60,542
Long-term income taxes	3,301	2,915
Non-current portion of operating lease liabilities	4,256	3,504
Long-term debt, net	65,320	—
Other non-current liabilities	3,060	2,291
Total liabilities	142,017	69,252
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 51,682 and 50,717, respectively; shares outstanding 39,507 and 38,801, respectively	6	6
Additional paid-in capital	526,526	502,902
Treasury stock, at cost, 12,175 and 11,916 shares, respectively	(165,542)	(159,352)
Accumulated deficit	(94,580)	(93,988)
Accumulated other comprehensive loss	(2,028)	(3,531)
Total stockholders’ equity	264,382	246,037
Total liabilities and stockholders’ equity	$406,399	$315,289

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Analytics	$54,662	$44,750	$145,955	$121,327
Integrated Yield Ramp	2,453	1,659	10,666	8,053
Total revenues	57,115	46,409	156,621	129,380

Costs and Expenses:
Costs of revenues	15,840	12,484	43,681	38,243
Research and development	15,435	13,516	44,976	39,149
Selling, general, and administrative	19,944	18,094	63,060	50,851
Amortization of acquired intangible assets	1,069	196	2,515	714
Income from operations	4,827	2,119	2,389	423
Interest expense	(1,238)	—	(2,791)	—
Other income (expense), net	(102)	1,511	964	4,682
Income before income tax expense	3,487	3,630	562	5,105
Income tax expense	(2,193)	(1,424)	(1,154)	(1,587)
Net income (loss)	$1,294	$2,206	$(592)	$3,518

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(248)	975	1,512	123
Change in unrealized gain (loss) related to available-for-sale debt securities, net of tax	—	28	(9)	12
Total other comprehensive income (loss)	(248)	1,003	1,503	135
Comprehensive income	$1,046	$3,209	$911	$3,653

Net income (loss) per share:
Basic	$0.03	$0.06	$(0.02)	$0.09
Diluted	$0.03	$0.06	$(0.02)	$0.09

Weighted average common shares used to calculate net income (loss) per share:
Basic	39,500	38,710	39,247	38,542
Diluted	39,619	39,105	39,247	39,028

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Three-Month Periods in the Nine Months Ended September 30, 2025
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2024	38,801	$6	$502,902	11,916	$(159,352)	$(93,988)	$(3,531)	$246,037
Shares issued under equity plans	329	—	2,128	—	—	—	—	2,128
Shares withheld for taxes related to shares issued under equity plans	—	—	—	124	(3,320)	—	—	(3,320)
Stock-based compensation expense	—	—	6,715	—	—	—	—	6,715
Comprehensive income (loss)	—	—	—	—	—	(3,032)	452	(2,580)
Balances, March 31, 2025	39,130	6	511,745	12,040	(162,672)	(97,020)	(3,079)	248,980
Shares issued under equity plans	33	—	27	—	—	—	—	27
Shares withheld for taxes related to shares issued under equity plans	—	—	—	11	(215)	—	—	(215)
Stock-based compensation expense	—	—	6,283	—	—	—	—	6,283
Comprehensive income	—	—	—	—	—	1,146	1,299	2,445
Balances, June 30, 2025	39,163	6	518,055	12,051	(162,887)	(95,874)	(1,780)	257,520
Shares issued under equity plans	357	—	2,088	—	—	—	—	2,088
Shares withheld for taxes related to shares issued under equity plans	—	—	—	111	(2,411)	—	—	(2,411)
Repurchase of common stock	(13)	—	—	13	(244)	—	—	(244)
Stock-based compensation expense	—	—	6,383	—	—	—	—	6,383
Comprehensive income (loss)	—	—	—	—	—	1,294	(248)	1,046
Balances, September 30, 2025	39,507	$6	$526,526	12,175	$(165,542)	$(94,580)	$(2,028)	$264,382

	Three-Month Periods in the Nine Months Ended September 30, 2024
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2023	38,289	$6	$473,295	11,460	$(143,923)	$(98,045)	$(2,387)	$228,946
Shares issued under equity plans	306	—	1,941	—	—	—	—	1,941
Shares withheld for taxes related to shares issued under equity plans	—	—	—	118	(3,794)	—	—	(3,794)
Repurchase of common stock	(202)	—	—	202	(6,899)	—	—	(6,899)
Stock-based compensation expense	—	—	6,154	—	—	—	—	6,154
Comprehensive loss	—	—	—	—	—	(393)	(542)	(935)
Balances, March 31, 2024	38,393	6	481,390	11,780	(154,616)	(98,438)	(2,929)	225,413
Shares issued under equity plans	38	—	67	—	—	—	—	67
Shares withheld for taxes related to shares issued under equity plans	—	—	—	13	(468)	—	—	(468)
Stock-based compensation expense	—	—	5,762	—	—	—	—	5,762
Comprehensive income (loss)	—	—	—	—	—	1,705	(326)	1,379
Balances, June 30, 2024	38,431	6	487,219	11,793	(155,084)	(96,733)	(3,255)	232,153
Shares issued under equity plans	332	—	2,179	—	—	—	—	2,179
Shares withheld for taxes related to shares issued under equity plans	—	—	—	112	(3,934)	—	—	(3,934)
Stock-based compensation expense	—	—	6,857	—	—	—	—	6,857
Comprehensive income	—	—	—	—	—	2,206	1,003	3,209
Balances, September 30, 2024	38,763	$6	$496,255	11,905	$(159,018)	$(94,527)	$(2,252)	$240,464

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(592)	$3,518
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	19,059	18,540
Depreciation and amortization	2,637	2,895
Amortization of acquired intangible assets	5,189	2,466
Amortization of costs capitalized to obtain revenue contracts	2,217	1,941
Net accretion of discounts on short-term investments	(279)	(1,239)
Recovery from previously written-off property and equipment	(641)	—
Deferred taxes	36	(35)
Other	(303)	(556)
Changes in operating assets and liabilities:
Accounts receivable	1,737	(1,743)
Prepaid expenses and other current assets	(19,042)	(8,831)
Operating lease right-of-use assets	1,180	1,241
Other non-current assets	1,303	(11,478)
Accounts payable	3,208	2,995
Accrued compensation and related benefits	140	(1,608)
Accrued and other liabilities	(2,821)	(16)
Deferred revenues	(5,054)	1,292
Operating lease liabilities	(1,262)	(1,285)
Net cash provided by operating activities	6,712	8,097
Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	27,498	57,125
Purchases of short-term investments	(2,937)	(43,054)
Purchase of convertible promissory note	—	(2,000)
Purchases of property and equipment	(22,840)	(11,518)
Prepayment for the purchase of property and equipment	(214)	(365)
Recovery from previously written-off property and equipment	641	—
Payment for business acquisition, net of cash acquired	(129,718)	—
Net cash provided by (used in) investing activities	(127,570)	188
Cash flows from financing activities:
Proceeds from long-term debt, net of debt financing costs	69,550	—
Payments of debt issuance costs	(900)	—
Repayments of long-term debt	(1,250)	—
Proceeds from exercise of stock options and employee stock purchase plan	4,243	4,187
Payments for taxes related to net share settlement of equity awards	(5,946)	(8,196)
Repurchases of common stock	(244)	(6,899)
Net cash provided by (used in) financing activities	65,453	(10,908)

Effect of exchange rate changes on cash and cash equivalents	691	73
Net change in cash and cash equivalents	(54,714)	(2,550)
Cash and cash equivalents at beginning of period	90,594	98,978
Cash and cash equivalents at end of period	$35,880	$96,428

Continued on next page

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,148	$2,064
Cash paid for amounts included in the measurement of operating lease liabilities	$1,449	$1,290
Cash paid for interest on long-term debt	$2,622	$—

Supplemental disclosure of noncash information:
Prepayments for purchase of property and equipment transferred from prepaid assets to property and equipment	$377	$89
Property and equipment received and accrued in accounts payable and accrued and other current liabilities	$11,318	$4,774
Stock-based compensation capitalized as property and equipment	$322	$233
Property and equipment transferred to sales-type leases and from other non-current assets, net	$3,242	$4,021
Operating lease liabilities arising from obtaining right-of-use assets	$2,292	$679

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires the disaggregation of certain expenses in the notes to the consolidated financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. Additionally, in January 2025, FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to clarify the effective date of ASU 2024-03. This ASU is effective for annual periods beginning after December 15, 2026 and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the new standard on the consolidated financial statements and related disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), related to accounting for internal-use software costs. The amendments in this ASU improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, though early adoption is permitted. The Company is currently evaluating the effects of the new standard on the consolidated financial statements and related disclosures.

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

Analytics Revenue

Analytics revenue is derived from the following primary offerings: licenses and services for on-premise software (which is primarily Exensio® and Cimetrix® products, and includes some secureWISE® products), software-as-a-service (“SaaS”) (which is primarily Exensio products, and includes some secureWISE products and services), and Design-for-Inspection™ (or DFI™) systems and Characterization Vehicle® (or CV®) systems that do not include performance incentives based on customers’ yield achievement.

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

The Company’s performance obligations are satisfied either over time or at a point-in-time. The following table represents a disaggregation of revenue percentage by timing of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Over time	80%	64%	71%	67%
Point-in-time	20%	36%	29%	33%
Total	100%	100%	100%	100%

International revenues accounted for approximately 47% and 55% of the Company’s total revenues during the three months ended September 30, 2025 and 2024, respectively, and approximately 57% and 55% of the Company’s total revenues during the nine months ended September 30, 2025 and 2024, respectively. See Note 10, Customer and Geographic Information.

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

The contract assets are recorded on a net basis with deferred revenue (i.e., contract liabilities) at the contract level. The contract assets were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Current (included in Prepaid expenses and other current assets)	$11,361	$3,224
Non-current (included in Other non-current assets)	108	617
Total contract assets	$11,469	$3,841

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

Deferred revenues were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Current	$21,247	$25,005
Non-current (included in Other non-current liabilities)	869	1,512
Total deferred revenues	$22,116	$26,517

Additional information related to deferred revenue were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue recognized that was included in the deferred revenues and billings in excess of recognized revenues balances at the beginning of each period	$10,542	$12,040	$23,516	$24,669

As of September 30, 2025, the aggregate amount of the transaction prices allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was approximately $292.0 million. Given the applicable contract terms with customers, more than half of this amount is expected to be recognized as revenue over the next two years with the remainder to be recognized thereafter. This amount does not include insignificant contracts to which the customer is not committed, nor significant contracts for which the Company recognizes revenue equal to the amount the Company has the right to invoice for services performed, or future sales-based or usage-based royalty payments in exchange for a license of intellectual property. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications, or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to the scope, change in timing of delivery of products and services, or contract modifications.

The adjustment to revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was a decrease of $1.0 million and a decrease of $0.7 million during the three months ended September 30, 2025 and 2024, respectively, and an increase of $0.2 million and a decrease of $1.4 million during the nine months ended September 30, 2025 and 2024, respectively. These amounts primarily represent changes in estimated percentage-of-completion based contracts and changes in actual versus estimated Gainshare.

Costs to Obtain or Fulfill a Contract

The Company capitalizes the incremental costs to obtain or fulfill a contract with a customer, including direct sales commissions and related fees, when it expects to recover those costs. Amortization expense related to these capitalized costs is recognized over the period associated with the revenue from which the cost was incurred.

Total capitalized direct sales commission costs and related fees were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Current (included in Prepaid expenses and other current assets)	$2,358	$2,929
Non-current (included in Other non-current assets)	4,257	2,385
Total capitalized direct sales commission costs	$6,615	$5,314

Amortization of capitalized direct sales commission costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of capitalized direct sales commission costs	$720	$667	$2,217	$1,941

There was no impairment loss in relation to the costs capitalized for the periods presented.

Practical Expedient

The Company does not adjust the transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists, and determined its contracts did not include a material significant financing component during the nine months ended September 30, 2025 and 2024.

3. BALANCE SHEET COMPONENTS

Accounts Receivable

Accounts receivable include amounts that are unbilled at the end of the period that are expected to be billed and collected within a 12‑month period. Unbilled accounts receivable, included in accounts receivable, totaled $39.8 million and $23.0 million as of September 30, 2025, and December 31, 2024, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12‑month period are recorded in other non-current assets and totaled $10.6 million and $9.0 million as of September 30, 2025, and December 31, 2024, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for credit losses is maintained for probable credit losses based upon the Company’s assessment of the expected collectibility of the accounts receivable. The allowance for credit losses is reviewed on a quarterly basis to assess the adequacy of the allowance. The allowance for credit losses was $0.9 million as of September 30, 2025 and December 31, 2024.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid expense	$8,554	$6,481
Contract assets	11,361	3,224
Costs capitalized to obtain revenue contracts	2,358	2,929
Net investments in sales-type leases - current portion	9,713	4,526
Income tax receivable	1,193	285
Convertible note receivable (1)	2,113	—
Total prepaid expenses and other current assets	$35,292	$17,445

(1)	See Note 11, Fair Value Measurements.

Property and Equipment

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Computer equipment	$13,900	$10,799
Software and capitalized software development cost	6,352	5,617
Furniture, fixtures, and equipment	2,610	2,529
Leasehold improvements	7,023	6,691
Laboratory and other equipment	6,580	5,734
Test equipment	30,421	22,680
Property and equipment in progress:
DFI system assets	43,396	34,935
CV system and other assets	11,023	6,431
Total property and equipment	121,305	95,416
Less: Accumulated depreciation and amortization	(49,384)	(46,951)
Total property and equipment, net	$71,921	$48,465

Test equipment mainly includes DFI™ system and CV® system assets at customer sites that are contributing to revenue. Property and equipment in progress represent mainly the development or construction of property and equipment that have not yet been placed in service for the Company’s intended use and are not depreciated.

Depreciation and amortization expense was $1.1 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, and $2.6 million and $2.9 million for the nine months ended September 30, 2025 and 2024, respectively.

Goodwill and Intangible Assets, Net

The changes in goodwill were as follows (in thousands):

Nine Months Ended September 30,
2025
Balance at the beginning of period	$14,953
Addition (1)	81,799
Foreign currency translation adjustment	28
Balance at the end of period	$96,780

(1)	The Company completed the acquisition of SecureWise LLC (“SecureWise”) on March 7, 2025. See Note 14, Business Combination, for additional information related to the goodwill and intangible assets added from this acquisition.

Intangible assets, net, consisted of the following (in thousands):

		September 30, 2025			December 31, 2024
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired intangible assets:
Customer relationships	1 - 13	$38,402	$(9,383)	$29,019	$9,499	$(7,866)	$1,633
Developed technology	4 - 9	46,198	(27,418)	18,780	34,566	(24,601)	9,965
Tradename and trademarks	2 - 10	8,198	(1,917)	6,281	1,598	(1,120)	478
Patent	6 - 10	2,100	(1,934)	166	2,100	(1,869)	231
Noncompetition agreements	3	848	(848)	—	848	(848)	—
Total		$95,746	$(41,500)	$54,246	$48,611	$(36,304)	$12,307

The weighted average amortization period for acquired identifiable intangible assets was 8.8 years as of September 30, 2025. The amortization expense related to intangible assets were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of acquired technology (included in costs of revenues)	$998	$584	$2,674	$1,752
Amortization of acquired intangible assets (presented separately under costs and expenses)	1,069	196	2,515	714
Total amortization expense	$2,067	$780	$5,189	$2,466

The estimated future amortization of acquired identifiable intangible assets were as follows (in thousands):

Year Ending December 31,	Amount
2025 (remaining three months)	$2,066
2026	8,095
2027	7,943
2028	7,637
2029	5,952
2030 and thereafter	22,553
Total future amortization expense	$54,246

There was no impairment charges for goodwill and intangible assets during the three and nine months ended September 30, 2025 and 2024.

Other Non-current Assets

Other non-current assets consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Net investments in sales-type leases (3)	$15,103	$13,226
Unbilled accounts receivable (2)	10,576	8,983
Costs capitalized to obtain revenue contracts (1)	4,257	2,385
Contract assets (1)	108	617
Other	1,924	4,302
Total other non-current assets	$31,968	$29,513

(1)	See Note 2, Revenue from Contracts with Customers.
(2)	See Note 3, Balance Sheet Components – Accounts Receivable.
(3)	The Company’s net investments in sales-type leases were for its DFI system and CV system assets. The components of net investments in sales-type leases were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Present value of lease receivables	$13,870	$13,238
Less: Contract liability	—	(3,235)
Net lease receivables	13,870	10,003
Unguaranteed residual assets	10,946	7,749
Total net investments in sales-type leases	$24,816	$17,752
Reported as:
Current (included in Prepaid expenses and other current assets)	$9,713	$4,526
Non-current (included in Other non-current assets)	15,103	13,226
Total net investments in sales-type leases	$24,816	$17,752

Maturities of leases payments under sales-type leases as of September 30, 2025, were as follows (in thousands):

Year Ending December 31,	Amount
2025 (remaining three months)	$2,201
2026	9,601
2027	2,101
2028	10
2029 and thereafter	49
Total future sales-type lease payments	13,962
Less: Present value adjustment (1)	(92)
Present value of lease receivables	$13,870

(1)	Calculated using the rate implicit in the lease determined for each lease.

There was no allowance for credit losses on lease receivables as of September 30, 2025, and December 31, 2024. The Company’s ongoing risk management strategy for residual assets includes performing regular reviews of estimated residual values.

Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued expenses	$7,021	$7,156
Accrued income taxes	213	365
Other	1,427	1,231
Total accrued and other current liabilities	$8,661	$8,752

4. LEASES

The Company leases administrative and sales offices and certain equipment under non-cancellable operating leases, which contain various renewal or termination options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various dates through 2031. The Company had no leases that were classified as a financing lease as of September 30, 2025, and December 31, 2024.

Lease expense was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$458	$401	$1,307	$1,161
Short-term lease and variable lease expense (1)	190	268	590	754
Total lease expense	$648	$669	$1,897	$1,915

(1)

Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease expense for the periods presented primarily included common area maintenance charges.

Supplemental condensed consolidated balance sheets information related to operating leases was as follows:

	September 30,	December 31,
	2025	2024
Weighted average remaining lease term under operating leases (in years)	3.4	3.3
Weighted average discount rate for operating lease liabilities	6.2%	6.0%

Maturities of operating lease liabilities as of September 30, 2025, were as follows (in thousands):

Year Ending December 31,	Amount
2025 (remaining three months)	$517
2026	2,214
2027	2,121
2028	1,351
2029	352
2030 and thereafter	374
Total future minimum lease payments	6,929
Less: Interest (1)	(703)
Present value of future minimum lease payments under operating lease liabilities	$6,226
Reported as of September 30, 2025:
Operating lease liabilities – current	$1,970
Operating lease liabilities – non-current	4,256
Total operating lease liabilities	$6,226

(1)	Calculated using incremental borrowing interest rate for each lease.

5. DEBT

Debt as of September 30, 2025, consisted of (in thousands):

September 30,
2025
Term loan	$23,750
Revolving credit facility	45,000
Total debt (principal amount)	68,750
Unamortized debt discount and financing costs	(1,192)
Total debt, net of unamortized debt discount and financing costs	$67,558
Reported as:
Current portion of long-term debt, net	$2,238
Long-term debt, net	65,320
Total debt, net	$67,558

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

The Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants. Negative covenants include, among others, restrictions on the incurrence of debt, the incurrence of liens, the making of investments and distributions, dividends, and stock buy-backs. In addition, the Credit Agreement requires that the Company maintain a consolidated total net leverage ratio of not greater than 3.00 to 1.00, and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of September 30, 2025, the Company was in compliance with the covenants contained in the Credit Agreement.

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

Future Payments on Total Debt

As of September 30, 2025, the estimated future principal payments of the total long-term debt were as follows (in thousands):

Year Ending December 31,	Amount
2025 (remaining three months)	$625
2026	2,500
2027	2,500
2028	2,500
2029	2,500
2030	58,125
Total future principal payments of long-term debt	$68,750

6. STOCKHOLDERS’ EQUITY

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

On April 15, 2024, the Board of Directors adopted a new stock repurchase program (the “2024 Program”) to repurchase up to $40.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. During the nine months ended September 30, 2025, 12,500 shares were repurchased by the Company under the 2024 Program at an average price of $19.55 per share for an aggregate total price of $0.2 million. During the nine months ended September 30, 2024, the Company did not repurchase any shares under the 2024 Program. As of September 30, 2025, approximately $39.8 million remained available under the 2024 Program authorization.

7. EMPLOYEE BENEFIT PLANS

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

The Company estimated the fair value of purchase rights granted under the 2021 Purchase Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Nine Months Ended September 30,
	2025	2024
Expected life (in years)	1.25	1.25
Volatility	44.70%	40.97%
Risk-free interest rate	4.07%	4.61%
Expected dividend	—	—
Weighted average fair value of purchase rights granted during the period	$8.78	$10.91

During the nine months ended September 30, 2025 and 2024, a total of 197,414 shares and 81,974 shares, respectively, were issued under the 2021 Purchase Plan, at a weighted average purchase price of $21.08 per share and $26.31 per share, respectively. As of September 30, 2025, unrecognized compensation cost related to the 2021 Purchase Plan was $3.2 million, which is expected to be recognized over a weighted average period of 1.8 years.

As of September 30, 2025, 641,067 shares were available for future issuance under the 2021 Purchase Plan.

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

As of September 30, 2025, 15.9 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 3.2 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.5 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired, or repurchased by the Company after the adoption of the 2011 Plan through September 30, 2025. As of September 30, 2025, there were no outstanding awards that had been granted outside of the 2011 Plan.

The Company estimated the fair value of share-based awards granted under the 2011 Stock Plan during the period using the Black-Scholes-Merton option-pricing model. There were no stock options granted during the nine months ended September 30, 2025 and 2024.

Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expense before taxes related to the Company’s stock plan and employee stock purchase plan was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Costs of revenues	$1,274	$1,366	$3,873	$3,751
Research and development	2,204	2,375	6,874	6,640
Selling, general, and administrative	2,786	2,989	8,312	8,149
Total stock-based compensation expense	$6,264	$6,730	$19,059	$18,540

Stock Award Activities

Restricted stock unit (“RSU”)

Nonvested RSU activities were as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)	Per Share
Nonvested, January 1, 2025	1,885	$33.14
Granted	955	21.85
Vested	(761)	29.58
Forfeited	(68)	32.63
Nonvested, September 30, 2025	2,011	$29.14

The weighted average grant date fair values of RSUs granted during the nine months ended September 30, 2025 and 2024 were $21.85 and $35.42, respectively.

The total fair value of RSUs vested were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Fair value of restricted stock units vested	$18,232	$25,483

As of September 30, 2025, there was $49.1 million of total unrecognized compensation cost related RSUs which is expected to be recognized over a weighted average period of 2.8 years. RSUs do not have rights to dividends prior to vesting.

Stock Options

As of September 30, 2025, the outstanding stock options totaled 20,761 shares. Total fair value of shares vested during the nine months ended September 30, 2025 was immaterial. As of September 30, 2025, there was no remaining unrecognized compensation cost related to unvested stock options.

8. INCOME TAXES

Income tax expense decreased by $0.4 million for the nine months ended September 30, 2025, to $1.2 million as compared to $1.6 million income tax expense for the nine months ended September 30, 2024. The Company’s effective tax rate was 205% for the nine months ended September 30, 2025, compared to 31% for the nine months ended September 30, 2024. The increase was primarily due to changes in the foreign, federal and state taxes and year-to-date recognition of worldwide pre-tax income (loss) in relation to their forecasted amounts for the full year. The Company’s provision for income taxes for the nine months ended September 30, 2025, was primarily attributable to state and foreign taxes.

The Company’s total amount of unrecognized tax benefits, excluding interest, as of September 30, 2025, was $17.0 million, of which $2.3 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest, as of December 31, 2024, was $16.6 million, of which $2.1 million, if recognized, would affect the Company’s effective tax rate. As of September 30, 2025, the Company has recorded unrecognized tax benefits of $2.9 million, including interest of $0.6 million, as long-term taxes payable in the condensed consolidated balance sheets. The remaining $14.7 million has been recorded within the Company’s DTAs, which is subject to a full valuation allowance.

The valuation allowance was approximately $67.9 million as of September 30, 2025, and December 31, 2024, which was related to U.S. net federal and state DTAs. The worldwide net DTAs balance were immaterial as of September 30, 2025, and December 31, 2024.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company has completed its initial assessment of the OBBBA corporate tax provisions in the third quarter of 2025. OBBBA contained U.S. corporate tax provisions under which the Company elected to expense U.S. incurred research or experimental expenditures immediately. As a result of the Company’s elections, it anticipates a favorable cash tax benefit of approximately $0.9 million and a reduction to its effective tax rate by approximately 19% in 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$1,294	$2,206	$(592)	$3,518
Denominator:
Basic weighted average common shares outstanding	39,500	38,710	39,247	38,542
Effect of dilutive stock options, unvested restricted stock units, and shares of common stock expected to be issued under employee stock purchase plan	119	395	—	486
Diluted weighted average common shares outstanding	39,619	39,105	39,247	39,028

Net income (loss) per share:
Basic	$0.03	$0.06	$(0.02)	$0.09
Diluted	$0.03	$0.06	$(0.02)	$0.09

For the nine months ended September 30, 2025, because the Company was in a loss position, diluted net loss per share is the same as basic net loss per share as the inclusion of the potential common shares would have been anti-dilutive.

The following table summarizes the potential shares of common stock that were not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Non-vested restricted stock units	918	1,078	2,012	740
Outstanding stock options	2	—	20	—
Shares issuable under employee stock purchase plan	56	—	56	—
Total	976	1,078	2,088	740

10. CUSTOMER AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, reviews discrete financial information including total revenues, gross profit, and net income (loss) presented on a consolidated basis for purposes of regularly making operating decisions about allocation of resources and financial performance assessment. Further, the CODM reviews and utilizes functional expenses (costs of revenues, research and development, and selling, general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in the condensed consolidated net income (loss) are amortization of acquired intangible assets, interest expense, interest income and other, net and income tax expense, which are reflected in the condensed consolidated statements of operations and comprehensive income. Accordingly, the Company considers itself as one operating and reporting segment because it does not distinguish between markets, specifically the provision of services for differentiated data and analytics solutions to the semiconductor and electronics industries.

The following table presents segment total revenues, costs of revenues, gross profit, income from operations, and net income (loss) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$57,115	$46,409	$156,621	$129,380
Costs of revenues	$15,840	$12,484	$43,681	$38,243
Gross profit	$41,275	$33,925	$112,940	$91,137
Income from operations	$4,827	$2,119	$2,389	$423
Net income (loss)	$1,294	$2,206	$(592)	$3,518

Revenues from an individual customer that are approximately 10% or more of the Company’s consolidated total revenues were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Customer	2025		2024		2025	2024
A	38%		19%		24%	21%
B	12%		*	%	14%	12%
C	*	%	*	%	11%	*	%
D	*	%	13%		* %	*	%

* represents less than 10%

Gross accounts receivable balances (including amounts that are unbilled) from individual customers that are approximately 10% or more of the Company’s gross accounts receivable balance were as follows:

	September 30,		December 31,
Customer	2025		2024
A	35%		21%
B	*	%	13%
C	26%		11%
E	*	%	12%

* represents less than 10%

Revenues from customers by geographic area based on the location of the customers’ work sites were as follows (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
		Percentage		Percentage		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues	Revenues	of Revenues	Revenues	of Revenues
United States	$30,143	53%	$21,065	45%	$68,325	43%	$58,021	45%
Japan	10,091	18	6,275	14	31,131	20	25,495	20
China	5,842	10	5,673	12	26,075	17	17,526	14
Taiwan	1,238	2	6,273	14	4,235	3	8,107	6
Rest of the world	9,801	17	7,123	15	26,855	17	20,231	15
Total revenues	$57,115	100%	$46,409	100%	$156,621	100%	$129,380	100%

Long-lived assets, net by geographic area were as follows (in thousands):

	September 30,	December 31,
	2025	2024
United States (1)	$85,110	$58,782
Rest of the world	2,917	1,461
Total long-lived assets, net	$88,027	$60,243

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

Level 3 -	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The Company’s financial assets measured at fair value on a recurring basis and the basis for those measurements were as follows (in thousands):

		Fair Value Measurements Using
	Balance Sheet	September 30,
Assets	Classification	2025	(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	Cash equivalents	$4,394	$4,394	$—	$—
Available-for-sale debt securities:
Convertible note receivable (1)	Other current assets	2,113	—	—	2,113
Total		$6,507	$4,394	$—	$2,113

		Fair Value Measurements Using
	Balance Sheet	December 31,
Assets	Classification	2024	(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	Cash equivalents	$66,213	$66,213	$—	$—
Available-for-sale debt securities:
U.S. Government securities (2)	Short-term investments	24,291	24,291	—	—
Convertible note receivable (1)	Other non-current assets	2,038	—	—	2,038
Total		$92,542	$90,504	$—	$2,038

(1)

In August 2024, the Company purchased a $2.0 million non-marketable convertible promissory note from an unrelated third party (the “convertible note”). The convertible note bears a 5% interest rate annually and will mature in August 2026.

(2)

The amortized cost of the Company’s investments in U.S. Government securities approximated their fair value due to their short-term maturities, and there have been no events or changes in circumstances that would have had a significant effect on the fair value of these securities in the periods presented. For the three and nine months ended September 30, 2025 and 2024, there were no material realized or unrealized gains or losses, either individually or in the aggregate.

12. COMMITMENTS AND CONTINGENCIES

Strategic Partnership with Advantest — See Note 13, Strategic Partnership Agreement with Advantest and Related Party Transactions, for the discussion about the Company’s commitments under the strategic partnership with Advantest.

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

The Company’s standard product warranty terms for the sale of its DFI system product generally include post-sales support and repairs or replacement of a product at no additional charge for a contractually agreed period of time. The standard warranty reserve is based on estimated total expected costs to fulfill our warranty obligation based on best available information as of the reporting date. The standard warranty reserve was immaterial as of September 30, 2025, and December 31, 2024.

Purchase Obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of September 30, 2025, total outstanding purchase obligations were $39.3 million, the majority of which is due within the next 12 months.

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

Legal Proceedings — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable, and the loss can be reasonably estimated in accordance with FASB requirements. As of September 30, 2025, the Company was not party to any material legal proceedings for which a loss was probable or an amount was accrued. From time to time, the Company may enter into contingent fee arrangements with external legal firms that may represent the Company in legal proceedings related to disputes. Contingent legal fees are accrued by the Company when they are probable and reasonably estimable.

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

13. STRATEGIC PARTNERSHIP AGREEMENT WITH ADVANTEST AND RELATED PARTY TRANSACTIONS

In July 2020, the Company entered into a long-term strategic partnership with Advantest Corporation through its wholly-owned subsidiary, Advantest America, Inc. (collectively referred to herein as “Advantest”), which includes: (i) a Securities Purchase Agreement wherein the Company issued and sold to Advantest America, Inc., an aggregate of 3,306,924 shares of its common stock, for aggregate gross proceeds of $65.2 million; (ii) a significant agreement for its assistance in development of cloud-based applications for Advantest tools that leverages our Exensio analytics software; (iii) a commercial agreement providing for the license to third parties of solutions that result from the development work that combine Advantest’s testing applications and our Exensio platform; and (iv) a 5-year cloud-based subscription that expired in July 2025 for Exensio analytics software and related services.

Analytics revenue recognized from Advantest was $1.4 million and $3.3 million during the three months ended September 30, 2025 and 2024, respectively, and $8.5 million and $9.2 million during the nine months ended September 30, 2025 and 2024, respectively. Accounts receivable from Advantest were not material as of September 30, 2025, and December 31, 2024. Deferred revenue amounted to $1.0 million and $8.3 million as of September 30, 2025, and December 31, 2024, respectively.

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

The Company accounted for the Transaction as a business combination in accordance with ASC Topic 805, Business Combinations. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their respective estimated fair values as of the acquisition date. The Company allocated the purchase price to identifiable assets acquired based on their estimated fair values. The fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so management engaged a third-party valuation specialist to assist with the measurement of the fair value of identifiable intangible assets. The estimated fair value of the identifiable assets acquired and liabilities assumed was based on management’s best estimates. The fair value of the customer relationships was determined using the multi-period excess earnings income approach or cost approach. The fair value of trade names and developed technology was determined using the relief-from-royalty method. The fair value of acquired technology was determined using the cost approach. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill recorded from this acquisition represents business benefits the Company anticipates from the acquired workforce and expectation for expanded sales opportunities to foster further business growth. The goodwill associated with the acquisition is deductible for tax purposes.

The Company expensed all transaction costs in the period in which they were incurred. The total acquisition-related and integration costs related to the acquisition of SecureWise amounted to $5.5 million, of which $4.6 million was recorded in the nine months ended September 30, 2025, and $0.9 million in the fourth quarter of 2024.

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

●

Changing export controls and sanctions. The U.S. government continues intense export controls and sanctions focused on the destinations of and/or entities in the People’s Republic of China (“P.R.C.”), Russian Federation, and Belarus. Some customers in the P.R.C. have expressed concern about the potential for supply chain disruption due to such regulations. This has in some cases, and could in the future, negatively impact the demand for our products and services by these customers. More recently, increased volatility has appeared in controls as economic transactional views compete with traditional national security views in the U.S. government. In the third quarter, the U.S. government issued a new “50% Rule” extending export control restrictions to a large number of unlisted subsidiaries of companies that are named on restricted party lists, a change that impinges on markets for U.S. items and requires expenditure of additional due diligence resources. Soon thereafter, the P.R.C. announced plans to restrict export and foreign re-export of certain P.R.C.-origin or -linked rare earth materials and technologies that are important to many global industries, followed immediately by U.S. threats to increment tariffs on China-origin goods by another 100%. In late October, the U.S. and P.R.C. governments were moving toward de-escalation of the trade confrontation, but the episode underscored the salient instability and risk of shocks in global trade at this time. Other jurisdictions with important roles in our industry continue to update some of their export control regulations to further align with the U.S. government. Continued tight restrictions, rapid evolution, and/or unpredictability in regulations each could negatively affect our sales. Based on our current assessments, we expect the near-term impact of these evolving trade restrictions on our business to be limited but shifting and competing policy directions leave much unknown.

●

U.S. Administrative Initiatives. The new U.S. Administration has made and is expected to continue to make changes to U.S. trade policy, including renegotiating or terminating existing trade agreements and leveraging tariffs. For example, the U.S. imposed additional tariffs on imports from China, Canada, and Mexico. We do not import into the U.S. a significant volume of goods of those countries. Trade conflict through exchange of tariffs and other retaliatory actions are expected to impact worldwide supply chains, increase prices and put downward pressure on economic activity, and could negatively affect our future sales in various geographic markets. The uncertainty caused by these regulations and the potential for additional future restrictions could negatively affect our future sales, including in but not limited to the P.R.C. market.

Tax legislation continues to evolve globally with new laws and regulations that create uncertainty in the global economy. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. which includes significant provisions regarding corporate taxes, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We completed our initial assessment of the OBBBA corporate tax provisions during the third quarter of 2025. OBBBA contained U.S. corporate tax provisions under which the Company elected to expense U.S. incurred research or experimental expenditures immediately. As a result of these elections, we anticipate a favorable cash tax benefit of approximately $0.9 million and reduction of effective tax rate by approximately 19% in 2025.

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

Financial Highlights

Financial highlights for the three months ended September 30, 2025, are as follows:

●

Total revenues were $57.1 million, an increase of $10.7 million, or 23%, compared to the three months ended September 30, 2024. Analytics revenue was $54.7 million, an increase of $9.9 million, or 22%, compared to the three months ended September 30, 2024. The increase in Analytics revenue year-over-year was primarily driven by an increase in revenues from CV systems, the addition of revenues related to secureWISE products and services, and an increase in revenues from DFI systems, partially offset by a decrease in revenues from Exensio software licenses. Integrated Yield Ramp revenue was $2.5 million, an increase of $0.8 million, or 48%, compared to the three months ended September 30, 2024. The increase in Integrated Yield Ramp revenue year-over-year was primarily due to higher Gainshare from increased customer wafer shipments at non-leading-edge nodes, partially offset by decrease in hours worked on fixed-fees engagements.

●

Costs of revenues increased by $3.4 million, compared to the three months ended September 30, 2024, primarily due to increases in personnel-related costs, subcontractor costs, facilities and IT-related costs, including depreciation and amortization expense, amortization of acquired technology, third-party cloud delivery costs, and software license and maintenance costs.

●

Net income was $1.3 million, compared to a net income of $2.2 million for the three months ended September 30, 2024. The decrease in net income was primarily attributable to (i) an increase in overall costs and expenses mainly due to increase in personnel-related expenses, increased costs related to the operation of SecureWise, increase in amortization of acquired intangible assets, facilities and IT-related costs, travel expenses, subcontractor fees, (ii) an increase in interest expense from our long-term debt, (iii) an increase in income tax expense, and (iv) a decrease in interest income during the quarter, partially offset by an increase in total revenues, and a decrease in legal fees.

Financial highlights for the nine months ended September 30, 2025, are as follows:

●

Total revenues were $156.6 million, an increase of $27.2 million, or 21%, compared to the nine months ended September 30, 2024. Analytics revenue was $146.0 million, an increase of $24.6 million, or 20%, compared to the nine months ended September 30, 2024. The increase in Analytics revenue year-over-year was primarily driven by an increase in revenues from CV systems, the addition of revenues related to secureWISE products and services, and an increase in revenues from Cimetrix software licenses, partially offset by a decrease in revenues from DFI systems. Integrated Yield Ramp revenue was $10.7 million, an increase of $2.6 million, or 32%, compared to the nine months ended September 30, 2024. The increase in Integrated Yield Ramp revenue year-over-year was primarily due to higher Gainshare from increased customer wafer shipments at non-leading-edge nodes; partially offset by a decrease in hours worked on fixed-fees engagements.

●

Costs of revenues increased by $5.4 million, compared to the nine months ended September 30, 2024, primarily due to increases in personnel-related costs, amortization of acquired technology, software license and maintenance costs, third-party cloud-delivery costs, partially offset by a decrease in hardware costs.

●

Net loss was $0.6 million, compared to a net income of $3.5 million for the nine months ended September 30, 2024. The decrease in net income was primarily attributable to (i) an increase in overall costs and expenses mainly due to increase in personnel-related expenses, costs related to the acquisition and operation of SecureWise, increase in subcontractor fees, amortization of acquired intangible assets, travel expenses, third-party cloud-services related costs, facilities and IT-related costs, software license and maintenance costs, (ii) an increase in interest expense from our long-term debt, (iii) a decrease in interest income, and (iv) net unfavorable fluctuations in foreign currency exchange rates, partially offset by an increase in total revenues, recovery from previously written-off property and equipment, and decrease in legal fees, hardware costs, and income tax expense.

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

For additional information about our critical accounting policies, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies, and Note 2, Revenue from Contracts with Customers to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10‑Q and Part II Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the heading of “Critical Accounting Estimates” in our Annual Report. There were no material changes during the three and nine months ended September 30, 2025, to the items that we disclosed as our critical accounting policies and estimates in Part II, Item 7 of the Annual Report.

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

Results of Operations

Discussion of Financial Data for the Three and Nine Months ended September 30, 2025 and 2024

Revenues, Costs of Revenues, and Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues:
Analytics	$54,662	$44,750	$9,912	22%	$145,955	$121,327	$24,628	20%
Integrated Yield Ramp	2,453	1,659	794	48%	10,666	8,053	2,613	32%
Total revenues	57,115	46,409	10,706	23%	156,621	129,380	27,241	21%
Costs of revenues	15,840	12,484	3,356	27%	43,681	38,243	5,438	14%
Gross profit	$41,275	$33,925	$7,350	22%	$112,940	$91,137	$21,803	24%
Gross margin	72%	73%			72%	70%

Analytics revenue as a percentage of total revenues	96%	96%			93%	94%
Integrated Yield Ramp revenue as a percentage of total revenues	4%	4%			7%	6%

Analytics Revenue

Analytics revenue increased $9.9 million for the three months ended September 30, 2025, compared to the same period in 2024. The increase in Analytics revenue was primarily driven by an increase in revenues from CV systems, the addition of revenues related to secureWISE products and services, and an increase in revenues from DFI systems, partially offset by a decrease in revenues from Exensio software licenses.

Analytics revenue increased $24.6 million for the nine months ended September 30, 2025, compared to the same period in 2024. The increase in Analytics revenue was primarily driven by an increase in revenues from CV systems, the addition of revenues related to secureWISE products and services, increase in revenues from DFI systems, and an increase in revenues from Cimetrix software licenses, partially offset by a decrease in revenues from Exensio software licenses.

Integrated Yield Ramp Revenue

Integrated Yield Ramp revenue increased $0.8 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to higher Gainshare from increased customer wafer shipments at non-leading-edge nodes, partially offset by decrease in hours worked on fixed fee engagements.

Integrated Yield Ramp revenue increased $2.6 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to higher Gainshare from increased customer wafer shipments at non-leading-edge nodes, partially offset by a decrease in hours worked on fixed-fees engagements.

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

Our Analytics and Integrated Yield Ramp revenues may also fluctuate in the future and are dependent on a number of factors, including the semiconductor industry’s continued acceptance of our products, services and solutions, customers’ decisions on whether to purchase or lease DFI systems, the timing of purchases by existing and new customers, cancellations by existing customers, and our ability to attract new customers and penetrate new markets, supply chain challenges and further penetration of our current customer base. Fluctuations in future results may also occur if any of our significant customers renegotiate pre-existing contractual commitments, including due to adverse changes in their own business.

Costs of Revenues

Costs of revenues consist primarily of costs incurred to provide and support our services, costs recognized in connection with licensing our software, IT and facilities-related costs, and amortization of acquired technology from business acquisitions. Service costs include material costs, hardware costs (including cost of leased assets under sales-type lease), personnel-related costs (including compensation, employee benefits, bonus and stock-based compensation expense), subcontractor costs, overhead costs, travel expenses, and allocated facilities-related costs. Software license costs consist of costs associated with third-party cloud-delivery related expenses and licensing third-party software used by us in providing services to our customers in solution engagements or sold in conjunction with our software products.

The increase in costs of revenues of $3.4 million for the three months ended September 30, 2025, compared to the same period in 2024, was primarily due to (i) a $1.0 million increase in personnel-related costs due to worldwide salary increases, increased headcount and bonus expense, (ii) a $0.7 million increase in subcontractor costs, (iii) a $0.4 million increase in facilities and IT-related costs, including depreciation and amortization expense, (iv) a $0.4 million increase in amortization of acquired technology, (v) a $0.3 million increase in third-party cloud-delivery related costs, and (vi) a $0.3 million increase in software license and maintenance costs.

The increase in costs of revenues of $5.4 million for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to (i) a $2.0 million increase in subcontractor costs, (ii) a $1.8 million increase in personnel-related costs due to worldwide salary increases, higher fringe benefits expense and bonus expense, (iii) a $0.9 million increase in amortization of acquired technology, (iv) a $0.9 million increase in software license and maintenance costs, and (v) a $0.8 million increase in third-party cloud-delivery related costs, partially offset by a $1.2 million decrease in hardware costs.

Gross Margin

Gross margin decreased one percentage point for the three months ended September 30, 2025, to 72% compared to 73% for the same period in 2024, primarily due to higher costs.

Gross margin increased two percentage points for the nine months ended September 30, 2025, to 72% compared to 70% for the same period in 2024. The higher gross margin during the nine months ended September 30, 2025, was primarily due to higher Analytics revenue and contribution to revenue from Gainshare for the nine months ended September 30, 2025.

Operating Expenses:

Research and Development

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Research and development	$15,435	$13,516	$1,919	14%	$44,976	$39,149	$5,827	15%
As a percentage of total revenues	27%	29%			29%	30%

Research and development expenses consist primarily of personnel-related costs (including compensation, employee benefits, bonus and stock-based compensation expense), outside development services, travel expenses, third-party cloud-services related costs, IT and facilities cost allocations to support product development activities.

Research and development expenses increased $1.9 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to (i) a $0.6 million increase in personnel-related costs due to increased headcount, worldwide salary increases, and higher bonus expense and stock-based compensation expense, (ii) a $0.6 million increase in subcontractor fees primarily related to secureWISE products and Exensio software, (iii) a $0.5 million increase in facilities and IT-related costs, including depreciation and amortization expense, and (iv) a $0.2 million increase in travel expenses.

Research and development expenses increased $5.8 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to (i) a $2.3 million increase in personnel-related costs due to increased headcount, worldwide salary increases, and higher bonus and stock-based compensation expense, (ii) a $1.7 million increase in subcontractor fees primarily related to secureWISE products and Exensio software, (iii) a $1.3 million increase in facilities and IT-related costs, including depreciation and amortization expense, and (iv) a $0.5 million increase in travel expenses.

We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the size and the timing of product development projects.

Selling, General, and Administrative

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Selling, general, and administrative	$19,944	$18,094	$1,850	10%	$63,060	$50,851	$12,209	24%
As a percentage of total revenues	35%	39%			40%	39%

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

Selling, general, and administrative expenses increased $1.9 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to (i) a $1.8 million increase in personnel-related costs mainly driven by increased headcount, worldwide salary increases, and higher bonus expense, partially offset by a decrease in stock-based compensation expense, (ii) a $0.4 million increase in travel expense, and (iii) a $0.3 million increase in subcontractor fees, partially offset by a $0.4 million decrease in legal fees, and a $0.2 million decrease in facilities and IT-related costs.

Selling, general, and administrative expenses increased $12.2 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to (i) a $7.0 million increase in personnel-related costs mainly driven by increased headcount, worldwide salary increases, and higher bonus expense and stock-based compensation expense, (ii) a $4.5 million in non-recurring legal, finance, integration, and other costs related to the acquisition of SecureWise, (iii) a $1.3 million increase in subcontractor fees, (iv) a $0.7 million increase in travel expense, (v) $0.3 million increase in facilities and IT-related costs, including shipping costs and depreciation expense, and (vi) a $0.3 million increase in third-party cloud-services related costs, partially offset by a $2.0 million decrease in legal and professional fees.

We anticipate our selling, general, and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

Amortization of Acquired Intangible Assets

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Amortization of acquired intangible assets	$1,069	$196	$873	445%	$2,515	$714	$1,801	252%

Amortization of acquired intangible assets represents amortization expense on intangibles assets acquired from prior and current year business combinations.

Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Interest expense	$(1,238)	$—	$(1,238)	100%	$(2,791)	$—	$(2,791)	100%

Interest expense is from our long-term debt that was used in financing the acquisition of SecureWise, and amortization of debt discount and financing costs.

Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Other income (expense), net	$(102)	$1,511	$(1,613)	(107)%	$964	$4,682	$(3,718)	(79)%

Other income (expense), net, primarily consists of interest income and foreign currency transaction exchange gains and losses. Other income (expense), net decreased $1.6 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to (i) $1.5 million decrease in interest income from cash, cash equivalents and short-term investments, and (ii) $0.1 million net unfavorable fluctuations in foreign currency exchange rates.

Other income (expense), net decreased $3.7 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to (i) a $3.4 million decrease in interest income from cash, cash equivalents and short-term investments, and (ii) $1.1 million net unfavorable fluctuations in foreign currency exchange rates, partially offset by a $0.6 million recovery from previously written-off property and equipment.

Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Income tax expense	$(2,193)	$(1,424)	$769	54%	$(1,154)	$(1,587)	$(433)	(27)%

Income tax expense increased for the three months ended September 30, 2025, and decreased for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to the impact of enacted U.S. federal tax legislation, changes in the foreign, federal and state taxes and year-to-date recognition of worldwide pre-tax income in relation to their forecasted amounts for the full year.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. We completed our initial assessment of the OBBBA corporate tax provisions during the third quarter of 2025. OBBBA contained U.S. corporate tax provisions under which the Company elected to expense U.S. incurred research or experimental expenditures immediately. As a result of these elections, we anticipate a favorable cash tax benefit of approximately $0.9 million and reduction of effective tax rate by approximately 19% in 2025.

Liquidity and Capital Resources

As of September 30, 2025, our working capital, defined as total current assets less total current liabilities, was $80.0 million, compared to $145.4 million as of December 31, 2024. Total cash, cash equivalents, and short-term investments were $35.9 million as of September 30, 2025, compared to $114.9 million as of December 31, 2024. As of September 30, 2025, and December 31, 2024, cash and cash equivalents held by our foreign subsidiaries were $4.8 million and $13.3 million, respectively.

Our material cash requirements include principal and interest payments on our debt, operating lease payments, and purchase obligations to support our operations. Refer to Part I, Item 1, Financial Statements, Note 4, Leases, Note 5, Debt, Note 12, Commitments and Contingencies and Note 14, Business Combination for details relating to our material cash requirements for debt, leasing arrangements, including future maturities of operating lease liabilities, and purchase obligations, respectively.

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

The Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants. Negative covenants include, among others, restrictions on the incurrence of debt, the incurrence of liens, the making of investments and distributions, dividends, and stock buy-backs. In addition, the Credit Agreement requires that we maintain a consolidated total net leverage ratio of not greater than 3.00 to 1.00, and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of September 30, 2025, we were in compliance with the covenants contained in the Credit Agreement.

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

Repurchase of Company’s Common Stock

On April 15, 2024, the Board of Directors adopted a stock repurchase program (the “2024 Program”) to repurchase up to $40.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The 2024 Program does not obligate the Company to acquire a minimum amount of shares and may be modified, suspended or terminated without prior notice. During the nine months ended September 30, 2025, 12,500 shares were repurchased by the Company under the 2024 Program at an average price of $19.55 per share for an aggregate total price of $0.2 million. During the nine months ended September 30, 2024, the Company did not repurchase any shares under the 2024 Program. As of September 30, 2025, approximately $39.8 million remained available under the 2024 Program authorization.

Cash Flow Data

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30,
(In thousands)	2025	2024	$ Change
Net cash flows provided by (used in):
Operating activities	$6,712	$8,097	$(1,385)
Investing activities	(127,570)	188	(127,758)
Financing activities	65,453	(10,908)	76,361
Effect of exchange rate changes on cash and cash equivalents	691	73	618
Net change in cash and cash equivalents	$(54,714)	$(2,550)	$(52,164)

Net Cash Flows Provided by Operating Activities

Cash flows provided by operating activities during the nine months ended September 30, 2025, consisted of a net loss, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, stock-based compensation expense, amortization of acquired intangible expense, amortization of costs capitalized to obtain revenue contracts, net accretion of discounts on short-term investments, accretion of unguaranteed residual assets, and net change in operating assets and liabilities.

Net cash flows provided by operating activities were $6.7 million for the nine months ended September 30, 2025, compared to net cash flows provided by operating activities of $8.1 million for the nine months ended September 30, 2024. The decrease in net cash flows provided by operating activities between the periods was primarily driven by (i) an increase in bonus payments under the Company’s bonus plan, (ii) increases in payments of personnel-related costs and vendor invoices, including business acquisition-related costs, and (iii) payments of interest related to bank loans, partially offset by higher collections from customers.

Net Cash Flows Provided by (Used in) Investing Activities

Net cash flows used in investing activities were $127.6 million for the nine months ended September 30, 2025, compared to net cash flows provided by investing activities of $0.2 million for the nine months ended September 30, 2024.

For the nine months ended September 30, 2025, net cash flows used in investing activities primarily related to $129.7 million payments for the acquisition of SecureWise, net of cash acquired and $23.1 million purchases and prepayments of property and equipment primarily related to our DFI systems, partially offset by $24.6 million proceeds from maturities and sales, net of purchases of short-term investments, and $0.6 million recovery from previously written-off property and equipment.

For the nine months ended September 30, 2024, net cash flows provided by investing activities primarily related to proceeds from maturities and sales of short-term investments of $57.1 million, partially offset by purchases of short-term investments of $43.1 million, purchases of property and equipment of $11.9 million primarily related to our DFI systems, and purchase of a convertible promissory note of $2.0 million.

Net Cash Flows Provided by (Used in) Financing Activities

Net cash flows provided by financing activities were $65.5 million for the nine months ended September 30, 2025, compared to net cash flows used in financing activities of $10.9 million for the nine months ended September 30, 2024.

For the nine months ended September 30, 2025, net cash flows provided by financing activities primarily consisted of $69.6 million proceeds from long-term debt, net of debt discount, that was used in financing the acquisition of SecureWise, and $4.2 million proceeds from our employee stock purchase plan and exercise of stock options, partially offset by (i) $5.9 million in cash payments for taxes related to net share settlement of equity awards, (ii) $1.3 million repayment of long-term debt, (iii) $0.9 million payments of debt issuance costs, and (iv) $0.2 million repurchases of our common stock.

For the nine months ended September 30, 2024, net cash flows used in financing activities primarily consisted of $8.2 million in cash payments for taxes related to net share settlement of equity awards, repurchases of common stock of $6.9 million, partially offset by $4.2 million of proceeds from our employee stock purchase plans and exercise of stock options.

Related Party Transactions

Refer to Note 13, Strategic Partnership Agreement with Advantest and Related Party Transactions, to our condensed consolidated financial statements in this Quarterly Report on Form 10‑Q, for the discussion about related party transactions between the Company and Advantest (as defined therein).

Off-Balance Sheet Agreements

As of September 30, 2025, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.

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

As of September 30, 2025, we had cash, cash equivalents and short-term investments of $35.9 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments and short-term investments consisted of U.S. Government securities. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect as of September 30, 2025, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations.

As of September 30, 2025, and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure to any financial institution by evaluating the creditworthiness of the financial institutions with which we invest and investing through more than one financial institution.

We are exposed to interest rate risk through our variable rate debt. As of September 30, 2025, we had $68.8 million of debt that is subject to variable interest rates that are based on the daily simple secured overnight financing rate (“SOFR”) or an alternate base rate. Refer to Note 5 – Debt for details relating to the debt. If the rates were to increase by 100 basis points from the rates in effect as of September 30, 2025, our interest expense on the variable rate debt would increase by an average of $0.5 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous, while SOFR changes regularly. We do not currently hedge our interest rate risks but may determine to do so in the future. We will continue to monitor our exposure to interest rate risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e) as of September 30, 2025, in connection with the filing of this Quarterly Report on Form 10‑Q. Based on that evaluation as of September 30, 2025, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

On March 7, 2025, we completed the acquisition of SecureWise. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed SecureWise internal control over financial reporting as of September 30, 2025.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 12, Commitments and Contingencies to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, for information regarding our legal proceedings.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025. Any of such factors could result in a significant or material adverse effect on our results of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares of Company Equity Securities

On April 15, 2024, the Board of Directors adopted a stock repurchase program (the “2024 Program”) to repurchase up to $40.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. The table below sets forth the information with respect to purchases made under the 2024 Program by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2025.

				Approximate
			Total Number	Dollar
			of Shares	Value of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of		Publicly	Purchased
	Shares	Average	Announced	Under the
	Purchased	Price Paid	Programs	Programs
Period	(in thousands)	Per Share	(in thousands)	(in thousands)
July 1, 2025 through July 31, 2025	—	$—	—	$40,000
August 1, 2025 through August 31, 2025	—	$—	—	$40,000
September 1, 2025 through September 30, 2025	13	$19.55	—	$39,756
Total	13	$—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*       Furnished, and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDF SOLUTIONS, INC.

Date: November 6, 2025	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: November 6, 2025	By:	/s/ ADNAN RAZA
Adnan Raza
Executive Vice President, Finance and Chief
Financial Officer
(principal financial and accounting officer)