Form 10-K
period 2025-12-31
PDF SOLUTIONS INC
filed 2026-02-24
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes ☑     No ☐

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $641 million as of the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 39,890,709 shares of the Registrant’s Common Stock outstanding as of February 20, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive Proxy Statement to be filed within 120 days from December 31, 2025.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10‑K, particularly in Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, statements related to: the Company’s business strategy and objectives; the Company’s intellectual property and proprietary software, information and technology; the Company’s sales and marketing strategy, expectations regarding strategic alliances and relationships; investments in research and development; industry trends; macroeconomic factors, inventories, and demand; changing export controls and sanctions; U.S. administrative initiatives; investments in semiconductor manufacturing; geopolitical tensions and conflicts; fluctuations in the Company’s quarterly results; and other statements identified by words such as “could,” “expects,” “intends,” “may,” “plans,” “potential,” “should,” “will,” “would,” or similar expressions and the negatives of those terms. These statements are subject to future events, circumstances, uncertainties, and risks that could cause results to differ materially, including risks associated with: the effectiveness of the Company’s business and technology strategies; semiconductor industry trends and competition; rates of adoption of the Company’s solutions by new and existing customers; project milestones or delays and performance criteria achieved; cost and schedule of new product development and investments in research and development; the continuing impact of macroeconomic conditions, including inflation, changing interest rates and tariffs, the evolving trade regulatory environment and geopolitical tensions, and other trends impacting the semiconductor industry, the Company’s customers, operations, and supply and demand for its products; supply chain disruptions; changes in laws and regulations, including recent tax and data privacy laws and regulations, or the interpretation or enforcement thereof; the success of the Company’s strategic growth opportunities and partnerships; recent and future acquisitions, strategic alliances and relationships and the Company’s ability to successfully integrate acquired businesses and technologies; whether the Company can successfully convert backlog into revenue; customers’ production volumes under contracts that provide Gainshare; the sufficiency of the Company’s cash resources and anticipated funds from operations; the Company’s ability to obtain additional financing if needed; the Company’s ability to use support and updates for certain open-source software; and other risks and uncertainties discussed in this Annual Report on Form 10‑K, especially those contained in Item 1A of this Annual Report on Form 10‑K. All forward-looking statements and information included herein is given as of the filing date of this Annual Report on Form 10‑K with the Securities and Exchange Commission (“SEC”) and based on information available to us at the time of this report. Unless required by law, we undertake no obligation to update publicly any such forward-looking statements.

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10‑K. All references to fiscal year apply to our fiscal year that ends on December 31. All references to “we,” “us,” “our,” “PDF,” “PDF Solutions” or “the Company” refer to PDF Solutions, Inc.

PART I

Item 1. Business

We provide comprehensive data solutions designed to empower organizations across the semiconductor and electronics ecosystems to improve the yield and quality of their products and operational efficiency for increased profitability. We derive revenues from two categories, Platform and Volume-based fees. Our offerings that contribute to Platform revenue are licenses for software (other than Cimetrix® runtime licenses) and related software maintenance and technical support services; software-as-a-service (“SaaS”); engineering services; fixed fees associated with Characterization Vehicle® systems; and licenses and purchase contracts for DirectScan™ systems (formerly known as “DFI systems”). Volume-based revenue is derived from Cimetrix runtime licenses, secureWISE® data, and variable/royalty fees associated with CV® systems (sometimes referred to as Gainshare). We are headquartered in Santa Clara, California, and operate worldwide with additional offices in the United States of America, Canada, China, France, Germany, Italy, Japan, South Korea, and Taiwan.

Business Overview

For decades, due to the challenge of timely managing very large amounts of data, manufacturing analytics often functioned as an overlay in the semiconductor industry: though powerful, it was disconnected from direct execution. We are reframing analytics as infrastructure: a shared data backbone that spans characterization, process development, high-volume manufacturing, test, and assembly. We believe that this distinction is critical as data volumes explode and process interactions become increasingly nonlinear. By seeking to standardize how data is ingested, contextualized, and analyzed across domains, the PDF Solutions Platform is designed to reduce reliance on custom integrations and tribal knowledge. The result is intended to be not simply better visibility, but a common analytical language that enables faster root-cause analysis, more consistent decision-making, and shared accountability across teams and partners. Additionally, we believe that valuable, trusted, production-ready applications of AI in an industrial context need to be anchored on that type of robust, scalable, and secure data platform. Our aim is for the PDF Solutions Platform to enable the scaling of AI across the semiconductor ecosystem.

Our customers include Fortune 500 companies that use our products and services with the objective of achieving various goals depending on whether they are integrated device manufacturers (“IDMs”), fabless semiconductor companies, foundries, equipment manufacturers, electronics manufacturing suppliers (“EMS”), original device manufacturers (“ODMs”), outsourced semiconductor assembly and test (“OSATs”), or system houses. For example, our foundry customers generate and analyze key manufacturing data using our solutions, which are designed to shorten the time necessary for technology development and provide their fabless customers with a higher yielding process with improved electrical performance, which are both critical metrics for market success. Higher yields in less time can also mean less total raw materials and process runs, which can help lower customers’ total cost and minimize environmental impact. Foundries also use our products to remotely monitor and control equipment running in disparate locations, which is designed to reduce overhead associated with in person services and result in better equipment uptime and productivity. Foundries, as well as equipment manufacturers, use our connectivity products to implement evolving industry standards which require stability and quality for their operations or equipment, respectively. Equipment manufacturers can also use our products to remotely monitor and support and maintain their equipment located in foundries and OSATs. By way of a further example, our IDM and fabless customers use our solutions to align their data, as well as unique, differentiated data that we help them generate, by means of our industry-standards-based semantic model. Such aligned data can then be analyzed with our machine learning (“ML”) and artificial intelligence (“AI”) algorithms, which are designed to predict downstream manufacturing issues and result in shorter time for designs to meet performance requirements with fewer iterations and faster time-to-market. As a final example, our foundry and OSAT customers use the AI and ML applications of our software to help optimize for process control, assembly, and/or testing.

Our mission is to provide innovative solutions to create, access, and organize data to enable analysis and control for semiconductor and electronics companies to achieve better time-to-market, yields, quality, and operational efficiencies. Our strategy to achieve this mission, which is based on an overall repositioning of analytics in the global manufacturing context, is anchored on four integrated pillars:

●

Differentiated Data & Process Characterization. Our DirectScan system combines voltage contrast e-beam inspection with design layout analysis to help identify systematic failures inline before they occur. Our eProbe tool performs inline inspection designed to test over 60 trillion vias per year per tool and catch defects in increasingly three-dimensional structures. We have taken advantage of advances in agentic AI to also help make the tens of thousands of experiments and billions of measurements per wafer of our advanced CV test chips more accessible, including by enabling customers to interpret complex datasets and generate insights quickly on demand.

●

AI-Ready Data Platform. Recognizing that current analytics architectures hit fundamental limits around 20,000 parameters, while newer semiconductor devices and chiplet products routinely generate millions, in 2024, we began work to completely reimagine our analytics platform to be able to handle the extremely large data volume typical of the semiconductor industry. The new architecture introduces a scalable, parallel, interactive analytics layer between traditional business intelligence tools and data storage. The end result is being designed to deliver significant improvements in analytics loading and improvements for critical analyses. Our philosophy for the applicability of AI in semiconductor manufacturing centers on “human governance with AI execution,” with an aim to establish rules and guardrails that allow AI to automate up to 90% of analysis while seeking to render visualizations in seconds and mine 100% of data 100% of the time.

●

Collaboration and Supply Chain Orchestration. We are tackling the orchestration challenge at two levels. Internal orchestrations through our Sapience Manufacturing Hub solution are designed to enable seamless integration across manufacturing execution system (MES), enterprise resource planning (ERP), product lifecycle management (PLM), and electronic design automation (EDA) tools and eliminate the data wrangling that consumes data scientists’ time. External orchestrations are designed to automate quality assurance, enable real-time work-in-progress tracking, and facilitate data feed-forward applications that allow test parameters from one insertion to optimize subsequent operations.

●

Global Secure Connectivity Platform. In 2020, we expanded our portfolio with Cimetrix products via acquisition, which products are a leading software for connectivity and control of semiconductor manufacturing equipment, and in 2025, nearly 8,000 pieces of semiconductor manufacturing equipment shipped with Cimetrix products enabled. In 2025, we again expanded our portfolio with secureWISE products and network via another acquisition. Our secureWISE network connected over 300 manufacturing locations and over 100 equipment OEMs as of December 31, 2025, and is designed to provide end-to-end encryption and follow many of the guiding principles of zero trust architecture and a number of additional region-specific security requirements and industry-specific SEMI standards, and manage the exchange of terabytes of data with reliable uptime across eight regions, and is within the scope of our information security management system, which is ISO 27001:2022 certified.

Industry Background

The semiconductor industry has always been a very capital-intensive industry, which, historically, resulted in a high concentration of manufacturing capacity in a few large localities to best benefit from economies of scale. In recent years, however, some countries' interest in local semiconductor production has led to several large investments in new manufacturing facilities, resulting in a geographically dispersed global semiconductor supply chain. advanced multichip packaging aimed at creating new sources of performance scalability is also impacting the overall semiconductor industry supply chain, including that designs will need to incorporate IP from different sources while the assembly of these multiple components will be done across a network of suppliers, manufacturing, assembly, testing companies that is more complex than for monolithic devices.

Technology and Intellectual Property Protection

Our success is largely dependent upon our proprietary software. We believe the creative skills and technological ability of our personnel, product enhancements, and new product development are necessary to maintain our position as a leading provider of comprehensive data solutions to the semiconductor industry. We rely primarily on trade secret rights, copyright laws, and nondisclosure and other contractual agreements to protect our software.

In addition, our success is dependent on various inventions we have made and we seek to protect certain of our IP under patent laws. As of December 31, 2025, we held 209 U.S. patents, with expiration dates on unexpired patents ranging from 2027 through 2043. We intend to prepare additional patent applications when we feel it is beneficial. Some of the technology we protect by patent includes elements of our CV and DirectScan systems and inventions related to AI/ML.

We protect our trademarks with registration of marks, including Characterization Vehicle, Cimetrix, CV, eProbe, Exensio, pdFasTest, PDF Solutions, secureWISE, and stylized logos therefor. We have common law rights to additional trademarks, including ALPS, DirectScan, Fire, and Sapience.

We further seek to protect our IP by entering into confidentiality and inventions assignment agreements with our employees and confidentiality and license agreements with our customers and the various parties we partner with to resell, distribute, and, in some cases, integrate our products. Further, we work to limit access to and distribution of our software, documentation and other proprietary information.

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

In addition, through yield, performance, and reliability improvement services over more than 20 years, we have accumulated a large library of physical IP in the form of test structures. As part of our CV systems, our engineers create designs of experiments (“DOEs”) and layouts for targeted fail modes. We have also developed electrical measurement hardware tools and proprietary extraction, design, and analysis software. In addition, our technology embodies many production-proven and patented algorithms. Further, our IP includes proven methodologies that our implementation teams use as guidelines to drive our customers’ use of our technology. We strive to continually enhance our core technologies through the codification of knowledge that we gain in the use of our products and delivery of services.

Products and Services

Products

The PDF Solutions Platform is comprised of a large number of software and hardware products grouped into six primary brands. Each brand corresponds to a specific way of acquiring, transforming, transferring, or analyzing data from the design, manufacturing, or equipment related to making semiconductors.

Exensio®	Sapience™	DirectScan™	CV®	Cimetrix®	secureWISE®
Data analytics and AI	Information and process integration	3D e-beam inspection	Parametric characterization and yield improvement	Equipment integration	Secure, remote connectivity

Exensio Software. Our Exensio software products address the big data manufacturing challenge of today’s advanced process nodes and highly integrated products, by providing a common environment throughout the supply chain for different data types, including inline and end-of-line metrology, yield, parametric, performance, manufacturing consumables, tool-level sensor data, test floor data, logistical data, as well as custom data types. Exensio products are designed to enable real-time rapid diagnosis and understanding of key manufacturing and test metrics during both inline and end-of-line wafer processing, helping customers reduce product variability and cost simultaneously. By integrating silos of data and applying AI and ML, Exensio products are designed to resolve the limitations of local optimization and provide better visibility across the entire production process, and to reduce the time it takes to make critical decisions that can drive higher product yield, quality and reliability. Our collaborations with strategic partners are intended to also integrate data from those partners’ products to make it available in Exensio, and also to develop new applications to inter-operate with those products and enhance the value to mutual customers. Exensio software is available as either an on-premise license or SaaS and can be configured to the customer’s business model, whether an IDM, a fabless, a foundry, or an OSAT. Common features, functionality, and purpose across the key modules are as follows:

●

Manufacturing Analytics – This module provides end-to-end semiconductor manufacturing analytics for yield, performance, quality, and efficiency. It uses our proprietary database schema to store collected data from multiple sources and is designed to align these data elements in a common, unified environment with a consistent view. For example, product engineers use it to identify and analyze production yield, performance, reliability and other issues. Elements of this module are designed to handle very large and complex data sets that are commonplace in the semiconductor industry. To support the multi-dimensional product requirements of our customers, the powerful, interactive visualization and analysis capabilities in this product are highly flexible and user-configurable.

●

Process Control – This module provides failure detection and classification (“FDC”) capabilities for monitoring, alarming, and control of manufacturing tool sets. These capabilities include proprietary data collection and analysis of tool sensor trace data and summary indicators designed to rapidly identify sources of process variations and manufacturing excursions. It is designed to enable reduced process variability and excursions at the tool level through sensor data collection and analysis. When used together with Exensio Manufacturing Analytics and related modules, the accretive data mining and correlation capabilities are designed to enable identification of tool level sources of yield loss and process variation and enable predictive and proactive optimization decisions for process control, process adjustments, preventive maintenance scheduling, tool corrective actions, wafer dispatching, and wafer level and final test to impact end of line product yield, performance, and reliability.

●

Test Operations – This module provides comprehensive data collection and analysis capabilities for data generated during manufacturing test operations designed to optimize test operations management overall, including improving test productivity, performing part average test, supporting test floor operations, and implementing adaptive test. Exensio Test Operations is also designed to provide predictive insights based on proprietary analytics during test, assembly and packaging to help maximize the efficiency of test operations, productivity improvements, and yield reclamation.

●

Assembly Operations – This module provides the capability to link assembly and packaging data with other product lifecycle data, including fabrication and characterization data, across the product life cycle. Data sources could include manufacturing, wafer acceptance test, wafer sort, test and assembly, final test, and field use. The proprietary data linkage enabled by Assembly Operations is also designed to enable device manufacturers to maintain full traceability of their finished products back to the source wafer without the need for Electronic Chip IDs (“ECIDs”). This capability continues to become a requirement for safety-critical market segments such as automotive and military-aerospace.

Sapience Software. Our Sapience software shares a common purpose: capturing and aligning manufacturing data to enable business processes driven by actionable insights. Our Sapience software is designed as a distributed platform to address the challenge of modern manufacturing environments that often combine equipment from different generations, and connect diverse manufacturing equipment through multiple connectivity standards. It is architected to create a high-performance data pipeline that enables streaming analytics, ML applications, and AI solutions requiring direct production equipment data. our Sapience software is designed to enable essential infrastructure for enterprise applications requiring equipment data streams to help empower application developers to innovate rapidly.

●

Sapience Data Platform – This software product is a powerful, cloud-native platform designed to unify fragmented data from diverse equipment and protocols across the factory floor, to help enable communication, actionable insights, and enhanced productivity. Our Sapience Data Platform is designed to support a wide range of factory communication protocols and Its advanced messaging and streaming capabilities are intended to enable smooth, real-time data sharing across equipment and systems. Designed with open architecture, it powers our other applications and also empowers third-party developers and customers to create tailored applications for unique operational needs. Our Sapience Data Platform is designed to enable scalability for both small labs and large-scale factories and scale up or down based on demand and handle failures.

●

Sapience Manufacturing Hub enterprise – This software product is designed to be used to gather clean data from the factory floor and aggregate it by product, order, lot, and other relevant factors, so that costs and other data can be accounted for at the enterprise level. Our Sapience Manufacturing Hub Enterprise software is designed to scale and provide a single, common connectivity platform between enterprise applications, such as MES, ERP, and our Exensio software. It is a configurable enterprise application integration (EAI) platform that is designed to be used to connect data sources, applications, devices, or tools across locations and operating platforms to transfer data or information between manufacturing, external services, databases, and applications to enable the digital transformation of manufacturing processes, systems, and services. Our Sapience Manufacturing Hub Enterprise software enables advanced applications that benefit from more real-time and detailed insight into manufacturing, such as our Sapience Operational Product Costing module, which is designed to provide more accurate insights into the gap between plan costs and actual costs and enable actions to improve profitability. Sapience Operational Product Costing integrates with SAP S4/HANA and is intended to also integrate with other ERP or legacy costing applications in the future.

DirectScan System. This system combines our proprietary eProbe hardware and various proprietary software to fundamentally reimagine e-beam systems to help identify systematic failures inline before they occur. Conventional e-beam inspectors operate by rastering across regions of interest, capturing complete images, then performing die-to-die comparisons to identify defective pixels. Our eProbe tool instead functions as a contactless electrical tester. It is designed to jump from one device under test (“DUT”) to another, measuring voltage contrast at specific pads of interest, while skipping dielectric regions entirely. Our DirectScan system is provided to customers under a license/lease arrangement or as a hardware sale. The DirectScan system contains the following components.

●

Proprietary Software – Our Fire™ software module is designed to analyze IC product layout features to help determine which parts of the product layout to inspect. Our Exensio Characterization module has been designed to analyze the billions of measurements collected using the eProbe tool. As part of the system offering, we generally use the Characterization module to provide analysis services to our customers, which typically includes a summary of our findings and recommendations.

●

eProbe Non-Contact E-Beam Tool – Our eProbe e-beam tools are designed for contactless measurement of product layout. The fourth generation tool, the 450, includes advances in beam vector targeting and higher signal-to-noise (SNR) for enhanced defect sensitivity, higher throughput, enhanced tool matching, and better inspection control for more stable performance necessary for deployment in high-volume manufacturing (HVM). Our eProbe tools are designed to use our secureWISE network for us to provide secure remote equipment support and maintenance to customers.

Characterization Vehicle System (also branded as our CV System). Our CV system is a combination of CV test chips, hardware to test such products, software to analyze the test results, and related services. This system is designed to accelerate the efficiency of yield learning by shortening the learning cycle, learning more per cycle, and reducing the number of silicon wafers required in manufacturing processes. This system includes physical IP in the form of test structures and DOEs that are tuned to our customers’ product and/or process specifics, tester hardware, data analysis, and training. The primary software and hardware products included in the CV system are as follows:

●

CV Test Chips – Our proprietary test chips are designed by our engineers using our proprietary Fire software. These test chips are run through a customer’s manufacturing process, with intentional process modifications, to provide differentiated data to explore the effects of potential process improvements given natural manufacturing variations. Our custom-designed CV test chips are built for our test hardware and analysis software and include DOEs tuned to each customer’s process. Types of CV test chips include:

■

Our full-reticle and shared-reticle CV test chips are designed to provide a fast-learning cycle and are fully integrated with third-party failure analysis and inspection tools for a diagnosis to understand root causes. Our full-reticle CV test chips use a shortened process flow to provide a faster learning cycle for specific process modules.

■	Our Scribe CV test chips are inserted directly on customers’ product wafers to collect data about critical layers.

■

Our DirectProbe™ CV test chips are designed to enable ultra-fast yield learning for new product designs by allowing our customers to measure components of actual product layout and identify yield issues.

●

pdFasTest® Electrical Tester – Our proprietary electrical test hardware is optimized to quickly test our CV test chips, enabling fast defect and parametric characterization of manufacturing processes. As part of the system offering, we provide test programs for each CV test chip that are tuned to the customer’s process. This automated system provides parallel functional testing, thus minimizing the time required to perform millions of electrical measurements to test our CV test chips. We provide services to analyze the differentiated data output of this tester using the Exensio Characterization software to provide actionable insights to our customers.

●

Exensio Characterization software – This module, which is designed to integrate with the rest of the Exensio software, collects the data generated from our CV test products, generating models of the performance effects of process variations on these design building blocks. As part of the system offering, we also offer analysis services, if the customer elects not to do such analysis itself.

Cimetrix Software. Our Cimetrix software enables equipment manufacturers in the semiconductor and electronics industries to provide standard interfaces on their products for efficient equipment communication, control, and data collection. This software is designed to deliver the foundational control and connectivity infrastructure that we believe the next generation of smart factories demands. Our Cimetrix software is designed to enable equipment manufacturers to accelerate time-to-market, comply with global standards, and unlock new levels of performance in the evolving landscape of advanced manufacturing. Numerous industry standards have been established for equipment connectivity and control, including the SEMI (Semiconductor Equipment and Materials International) defined SECS (SEMI Equipment Communication Standard), GEM (Generic Equipment Model), GEM300, and EDA (equipment data acquisition) standards. Our Cimetrix software is designed to support these industry standards to enable equipment manufacturers to implement robust, turnkey support for these connectivity and control standards without needing to invest engineering resources to develop their own interfaces to these standards. Manufacturing equipment enabled with Cimetrix-supported interfaces allow for faster and more efficient implementation of smart manufacturing initiatives that depend on the collection and analysis of manufacturing and product data taking into account industry standards. We sell Cimetrix software via perpetual licenses, typically sold as part of a software development kit (“SDK”) that helps equipment manufacturers implement them quickly. We charge a one-time fee per equipment product type for the SDK license and a one-time fee for each piece of equipment shipped that includes the Cimetrix runtime license. We categorize our Cimetrix software into three equipment categories: factory connectivity, factory connectivity testing, and equipment control.

●	Equipment Factory Connectivity – Our Cimetrix products for equipment factory connectivity primarily include the following:

■

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

■

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

■

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

●

Equipment Factory Connectivity Testing – We provide the following Cimetrix software for testing the interfaces developed using our equipment factory connectivity products: Cimetrix EquipmentTest™, for testing and validating compliance with the GEM and GEM300 standards, Cimetrix EDATester™, for testing and validating compliance with the EDA/Interface A standards, and performance testing of the interface, and Cimetrix ECCE Plus™ for quick testing of the EDA/Interface A interface.

●

Equipment Control – Our Cimetrix products for equipment control are designed to provide for supervisory control, material handling, operator interface, platform control, and factory automation requirements, to help equipment manufacturers meet the requirements of fabrication facilities. Developers can leverage framework components through configuration and extension or customize the framework when different requirements exist. Our Cimetrix software is architected to allow data generated at various points on the equipment to be quickly and easily accessed by other modules or external applications. In 2025, we released the next generation of our Cimetrix CIMControlFramework™, to support both windows and Linux, and updated the name to be Cimetrix EquipmentControlFramework™. Our Cimetrix equipment control software integrates our Cimetrix CIMConnect, Cimetrix CIM300, and Cimetrix CIMPortal Plus components to support the SEMI GEM, GEM300, and EDA/Interface A standards.

secureWISE System. This system is a remote equipment monitoring and access system designed to provide greater visibility into equipment uptime and utilization to improve health and functionality. Our secureWISE system is architected to deliver secure, end-to-end remote connectivity to equipment over private networks to provide operator visibility into data to drive predictive analytics. Developed in the early 2000s, secureWISE was designed specifically to manage supplier remote connectivity for the semiconductor industry and was built to address the needs of both equipment suppliers and semiconductor manufacturing facilities. Our secureWISE system functions on a “single pane of glass” concept, meaning that potentially dozens of separate connections from different equipment suppliers are replaced with just one connection through secureWISE. This dramatically simplifies network management and security oversight. Similarly, equipment manufacturers benefit by establishing just one connection to secureWISE rather than maintaining separate connections to each client fab. Our secureWISE system consists of proprietary software, dedicated hardware, and a managed network.

●

secureWISE Software – Our secureWISE software consists of modules that are on-equipment, SaaS, and on-premise on servers that combine to provide access to such equipment’s performance information and, at customers’ options, remote control of such equipment. Our secureWISE Business Management Portal (BMP) software is designed to provide customer-specific dashboards with views of authorized user activity related to their equipment.

●	secureWISE Servers – We deploy server-side software at each manufacturing facility with equipment to be managed by either shipping server appliances that we own that are pre-installed and configured shipped, or providing a complete virtual machine image (“VMI”) of our server software package for digital download and installation by the customer on server hardware owned by them. In either case, we refer to these dedicated servers as secureWISE servers. Our secureWISE servers connect to our secureWISE network through an IPsec virtual private network (“VPN”) tunnel and act as a triple-A (authentication, authorization, and audit) server by verifying user identities, controlling access permissions, and maintaining comprehensive logs of user activities, including timestamps for actions like file transfers. Our secureWISE servers are designed to include numerous security safeguards, including antivirus protection that scans file transfers, whether equipment logs being downloaded for analysis or software updates being deployed to equipment, before transmission, and automatically quarantines any files where malicious code is detected. We maintain our secureWISE servers, providing regular updates to the operating system, application software, and antivirus definitions, with virus definitions typically updated daily.

●

secureWISE Network – Our secureWISE network is a self-managed global private network connecting equipment suppliers and fabs through strategically positioned hubs in key industry locations. This closed network operates primarily through IPsec VPN tunnels, creating an encrypted pathway that works to reduce the external threat surface. Only secureWISE subscribers are permitted to access our secureWISE network, filtering out unwanted traffic that might otherwise reach production environments. Data in transit flowing through our secureWISE network enjoys a layered dual-encryption protection: IPsec safeguarding at the network level and TLS (HTTPS) securing communication between endpoints. Customers pay us fees for tools that are connected to the network and the amount of data transferred over it.

Services

Our services are almost always sold together with, or to support, our products. Our experienced professionals have a combination of expertise in our software, hardware, and CV IP products and deep industry knowledge and experience, which enable them to design an appropriate solution, and then deploy and configure it, to address different customer user cases. Our global team of experienced engineers and other technical professionals assist customer organizations in solving their most complex manufacturing and test challenges. Our services can be categorized into the following groups.

Software-as-a-Service. Where a customer wants to take advantage of the lower cost of ownership, centralized data storage, and  outsourced physical and software resources, we provide services to make various modules of our software available to our customers via the Internet, using third-party providers, which is generally referred to as SaaS or cloud computing. These services, which we refer to as hosted management services, include set-up and configuration of the cloud environment, system health monitoring, data integration maintenance, integration monitoring, system updates, security, management of the upload/download of our customers’ data stored in the cloud, and license administration. Because our SaaS applications are accessed from a remote server rather than installed on individual machines, it is easier for us to maintain. For example, when we update the remote software, customers’ interfaces are updated. SaaS generally accommodates rapid increases in customers’ usage, while also being designed to provide rapid and largely continuous availability to customers. Our SaaS services can be combined with our other services depending on the customers’ needs, for example, data cleaning and monitoring services.

Software and Hardware Installation and Configuration, System/Data Integration, and Value Realization. Where a customer opts for on-premise deployment of our software or systems, we offer services to assist with installation, configuration, and integration with customers’ existing networks and data sources. Our system integration services can also include data cleaning and monitoring services. One requirement of big data analytics is to have clean, harmonized data to analyze. This service offering outsources the data wrangling and management effort to free the customer to focus their efforts on analysis, enabling a greater return on investment to the company than data management. We also provide services to create CV test chips, pdFastTest and eProbe test programs, analysis templates, and other professional services to help customers achieve specific outcomes using our products. Our CV design services are designed to characterize key product and/or process elements into CV test structures. We provide these services, typically together with all elements of our CV system, to foundry customers in connection with new process technology development and/or yield ramp. In Characterization engagements, which sometimes include our DirectScan system, our services generally also include the analysis of the electrical test results generated by our systems and summary findings and recommendations to the customer. We provide application engineering services to design and build recipes for our tool, which involves configuring the tool for the type of product wafer, die size and location, target inspection sites within die, which can include specific DUTs to inspect and their location, as well as the parameters to flag a DUT as an outlier. Our service professionals bring together experience from semiconductor manufacturing and test operations, big data analytics, and AI/ML algorithms to help customers with designing and implementing unique Characterization Vehicle test chips, supporting new product introductions by rapidly identifying root causes of yield detractors, or integrating and aligning manufacturing data from different sources to drive predictive analytics to improve product yield and quality. Our value realization services aim to deliver on the promise of Industry 4.0 by integrating the data generated from sensor-based machines, and connecting them to a big data analytics and machine learning environment that can visualize entire production lines and help take actions that can improve business results.

Technical Support and Maintenance for Hardware and Software. We provide standard software maintenance and support (“M&S”) services for our software products, as well technical support and maintenance/repair services for our hardware systems. M&S services include reasonable telephone and email access to our service team who can assist with software error corrections, and product updates on a periodic basis. Our service team covers worldwide customers with three time zones: Pacific, European central, and Taipei standard. For our eProbe tool, such services include technical support services to customers to operate the tool and maintenance and repair or replacement parts on the tool during the warranty period and any contractual service period. These services are primarily provided at the facility where the tool is installed. After the initial warranty period, the availability of engineering support and parts cost depends on the service package level a customer purchases.

Customers

Our existing customers include foundries, IDMs, fabless semiconductor design companies, OSATs, equipment manufacturers, EMS, and ODMs, including those that embed and distribute our software modules in their equipment. Our semiconductor customers’ targeted product segments vary significantly, including microprocessors, memory, graphics, image sensor solutions, and communications. We believe that the adoption of our solutions by such companies for usage in a wide range of products supports the application of our solutions to the broader semiconductor market. We often have multiple contracts with a single customer or customer group, with no interdependent performance obligations. In general, our customer contracts are non-cancellable.

Three customers accounted for an aggregate of 53% of our revenues for 2025, two customers accounted for an aggregate of 31% of our revenues for 2024, and one customer accounted for 35% of our revenues for 2023. No other customers accounted for 10% or more of our revenues in 2025, 2024 and 2023. See the discussion in “Risk Factors” under Item 1A for more information about risks associated with customer concentration and contractual provisions. See Note 13, “Customer and Geographic Information” of the Notes to Consolidated Financial Statements included under Part II, Item 8. Financial Statements and Supplementary Data for additional geographic information.

Sales and Marketing

Our sales strategy is primarily to pursue targeted accounts through a combination of our direct sales force, our service teams, and strategic alliances. After we are engaged by a customer and early in the services process, our engineers seek to establish relationships in the organization and gain an understanding of our customers’ business issues. Our direct sales and service teams combine their efforts to deepen our customer relationships by expanding our penetration across customers’ products, processes, and technologies. This working relationship with each customer has the added benefit of helping us to identify new product areas and technologies in which we should next focus our research and development efforts. From time-to-time, we use sales representatives/agents in various locations to augment direct sales in certain territories.

We are focused on continuing to establish strategic alliances with process licensors, vendors in the electronic design automation software, capital equipment for IC production, and test silicon IP and mask-making software segments to create and take advantage of sales channel and co-marketing opportunities. Additionally, we are focused on continuing to form relationships with key value chain participants, including foundries and OSATs, to provide services and value across the manufacturing supply chain.

Research and Development

Our research and development focuses on developing and introducing new proprietary technologies or enhanced capabilities for our comprehensive platform, including our software and hardware, and new applications targeted to inter-operate with strategic partner products. We use a rapid-prototyping paradigm in the context of customer engagements to achieve these goals. We have made, and expect to continue to make, substantial investments in research and development. The complexity of our technologies requires expertise in standards, physical IC design and layout, transistor design and semiconductor physics, semiconductor process integration, numerical algorithms, e-beam technology, hardware, statistics, networking, security, and software development. We are focused on continuing to advance our market and technological leadership. We conduct in-house training for our engineers in certain technical areas. Our training also extends to focusing on ways to enhance customer service skills. Although it fluctuates, we can have up to one quarter of our research and development engineers assigned to one or more projects, partnered with solution services engineers, in a deliberate strategy to provide direct feedback between technology development and customer needs. We also utilize a variety of skilled independent contractors for specialized development.

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

Trade

A large percentage of our software products are not of U.S. origin and not generally subject to the U.S. Export Administration Regulations (“EAR”) when not located in the U.S. Our standard operations include development, distribution processes, software download sites, and professional service centers and processes located in various geographies around the world to better serve our customers. We are subject to laws and regulations of the United States and other jurisdictions as applicable to operations, products, services, and access by certain foreign nationals in the United States and other locations, including the EAR, other export controls, tariffs, trade protection measures, sanctions, U.S. outbound investment controls with respect to certain countries, and other trade regulations.

The Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce has placed certain entities on and frequently adds entities to the “Entity List,” which restricts supply of items to or in connection with the named entities and impacts our ability to transact business with certain customers. BIS recently extended controls to renewal licenses for certain lawfully delivered products that would have changed status under new regulations and designations, causing us to decline certain renewals. In Fall 2025, BIS extended Entity List restrictions to non-listed foreign companies owned 50% or more by parties subject to the Entity List restrictions. This would extend restrictions to a significant number of companies with respect to items that are subject to the EAR. BIS has suspended this rule until November 2026.

Trade regulations limiting or banning sales into certain countries or to certain companies, including economic and financial sanctions and trade embargoes administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), have impacted our ability to transact business in certain countries and with certain customers. Future trade regulations may also impact our ability to transact business with certain customers and in certain countries and may restrict certain non-U.S. person employees from performing their duties for us without first obtaining appropriate authorization, if their duties involve an export, reexport, or transfer of export-controlled technology.

Anti-corruption and anti-bribery

We are subject to laws and regulations in the United States and other jurisdictions as applicable concerning anti-corruption and anti-bribery, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, which prohibit corrupt payments to governmental officials and bribes to other persons.

Data privacy and data protection

We are subject to laws and regulations in the United States and other jurisdictions governing data privacy and data protection. This includes laws in locations where we have operations and customers, such as Japan, China, and the EU/UK, which regulate our collection, handling, and use of personal information. These laws and regulations to which we are subject are complex and may change or develop over time, sometimes with limited or no advance notice. Developments or other changes in laws or regulations or how they are interpreted or enforced have had, and may continue to have, a negative impact on our business and increase our compliance-related expenditures.

Artificial intelligence

The AI, including machine learning and automated decision-making technologies (“AI Technologies”), that we use in our operations or for software development or build into our software products is subject to various state, federal, and international laws and regulations, which continue to evolve. Existing legal regimes (e.g., relating to data privacy) continue to regulate certain aspects of AI Technologies, and new laws regulating AI Technologies continue to be enacted around the world. As of 2025, U.S. federal and state approaches remain fragmented, with varying definitions, scopes, and enforcement mechanisms. While several measures have focused initially on consumer‑facing or public‑sector applications, their underlying concepts—such as accountability, transparency, and human oversight—may have broader implications across commercial and industrial uses of AI. In the EU, the focus during 2025 shifted from legislative adoption to implementation. Other jurisdictions continue to advance AI‑specific regulatory frameworks with varying approaches: from prescriptive, enforceable controls in China, to framework‑level statutes in Japan and Taiwan (with Japan emphasizing voluntary, guidance‑led compliance and Taiwan establishing statutory principles for future measures), alongside more formal statutory oversight emerging in South Korea. In sum, these developments together contribute to a fragmented and evolving global regulatory landscape for artificial intelligence that may impact our ability to use, develop, and commercialize AI Technologies in the future.

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

We face competition regarding different elements of our products and services portfolio from the following sources and companies:

●

indirect competition from internal groups at IC companies that may choose to develop their own test chips or software analytics solutions internally typically by using various commercially-available, general-purpose software, including for example, Tableau from Salesforce, Inc., Spotfire from Cloud Software Group, Snowflake, Inc., Databricks, Inc.; and,

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

o

connectivity software or integration products/services supporting factory equipment connectivity or control needs of customers, such as PEER Group, Inc., Kontron AIS, GmbH, Yokogawa Electric Corp., Advantest Corporation, Kornic Automation Co. Ltd., and Tracces by Capgemini SE.

See the discussions in “Risk Factors” under Item 1A for more information about risks associated with our competition.

Human Capital Management

We believe that our future success will depend, in part, on our continued ability to hire and retain qualified management, sales, and technical employees. Consequently, we seek to engage in sound ethical and organizational governance, and promote business ethics and integrity. At the Board of Directors level, our Compensation and Human Capital Management Committee is tasked with oversight of the development, implementation and effectiveness of our policies and strategies relating to human capital management, including strategies regarding recruiting, selection, career development and progression, and employment practices.

As of December 31, 2025, we had 600 employees worldwide, including 180 field application engineers, 225 in research and development, 135 in sales and marketing, and 60 in general and administrative functions. Of these employees, 364 are located in the United States and Canada, 197 in Asia, and 39 in Europe. None of our employees are represented by a labor union. Our employees in France and Italy are subject to collective bargaining agreements in those countries.

Information about our Executive Officers

The following table and notes set forth information about our current executive officers as of the date of this Annual Report on Form 10‑K.

Name	Age	Position
John K. Kibarian, Ph.D.	61	President, Chief Executive Officer, and Director
Adnan Raza	53	Executive Vice President, Finance and Chief Financial Officer
Kimon W. Michaels, Ph.D.	59	Executive Vice President, Products and Solutions and Director
Andrzej Strojwas, Ph.D.	73	Chief Technology Officer

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

Available Information

We file or furnish various reports, such as registration statements, periodic and current reports, proxy statements and other materials with the SEC. Our Internet website address is www.pdf.com. You may obtain, free of charge on our website, copies of our Annual Reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The Company’s website address provided is not intended to function as a hyperlink, and the information on the Company’s website is not, and should not be considered, part of this Annual Report on Form 10‑K and is not incorporated by reference herein.

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

As part of the evolution of our business, we have made and continue to make substantial investments in research and development of our products and services, including, in particular, our DirectScan system and Exensio, Sapience, and secureWISE software. New competitors, changes to existing contracts with licensed technology, any companies, products, or services that we may acquire, technological advances in the semiconductor industry and adjacent markets, and other competitive factors have required us and may continue to require us to invest significantly greater resources than we anticipated. If we do not anticipate and address technological changes in our industry or our offerings fail to meet market demand, the corresponding additional revenue we anticipate may not materialize, we may not recoup our investment or capture the market share we anticipate, we may lose our competitive position, and our products may become obsolete, which would adversely impact our business, financial condition and results of operations. Additionally, our periodic research and development expenses may be independent of our level of revenue, which could negatively impact our financial results.

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

If we are unable to close new engagements or amendments to existing contracts on terms favorable to us, in a timely manner, or at all, including in cases where we have incurred costs or assigned engineering resources in advance of entering into such engagements or amendments, our revenues may fall short of expectations and other revenue opportunities may have been delayed or lost. Further, the timing and length of negotiations required to enter into agreements with our customers and the enforcement of our complex contractual provisions is difficult to predict. If we do not successfully negotiate certain key complex contractual provisions, if there are disputes regarding such provisions, or if they are not enforceable as we intended, our revenues and results of operations would suffer. Further, our customers sometimes delay starting negotiations until they begin developing a new process, have a need for a new product, or experience specific yield issues. This means that, in certain instances, we have continued, and may continue to provide technology and services under preliminary documentation before executing the final contract. In these cases, we would not recognize revenue and may defer associated costs until execution of a final contract, which, if significant, could negatively impact our results of operations in the periods before we execute a final contract. Further, if we were to incur significant costs and then fail to enter into a final contract, we would have to write-off such deferred costs in the period in which the negotiations ended, which would increase our costs and expenses and could result in significant operating losses.

We rely on sole-source providers for certain software as well as for specialized parts for our DirectScan system and supply-chain delays or disruptions could increase our costs or impact our ability to provide complete software solutions or to build additional hardware tools or meet customer expectations or deadlines, which could result in lost sales and lower earnings.

We provide some enabling technology under license and support from sole-source providers and some of our vendors provide highly specialized, differentiated products and services related to our DirectScan system. In the event these licensors or vendors delay or discontinue providing such products and services to us, it may be difficult and costly or impossible for us to replace such suppliers or parts. In the case of licensed software, this could impact our ability to grow our sales or to meet the support expectations of our customers and we may need to resort to legal action, which could limit our future sales, harm our reputation, increase our costs, and harm our earnings. In the case of vendors related to our eProbe tool, such disruptions or delays could delay or stop our ability to complete and deliver our DirectScan systems as currently designed to our customers, which would negatively impact our bookings and revenue related to such systems. In addition, such delays or disruptions to our supply chain could significantly increase our component costs, or personnel-related costs if we need to build a replacement solution in the case of certain software elements, and could impact our ability to build future generations or models of our eProbe tools, any of which would decrease or delay our sales, earnings, and liquidity and could otherwise adversely affect our business and result in increased costs. Such a delay or disruption could occur as a result of any number of events, including, but not limited to: failure to comply with existing contracts, higher priority alternative buyers, inflation and global interest rates increasing component costs, a closure or slowdown at our suppliers’ plants or shipping delays, market shortages for critical components, increases in prices, the imposition of regulations, quotas, embargoes or tariffs on components or our products, labor stoppages or shortages, our suppliers’ supply chain disruptions, third-party interference, cyberattacks, severe weather conditions including the adverse effects of climate change-related events, geopolitical developments, war or terrorism, and disruptions in utilities and other services. In addition, the development, licensing, or acquisition of new products in the future may increase the complexity of supply chain management. Failure to effectively manage our supply of components and products could adversely affect our business.

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

Historically, we have had a small number of large customers that contribute significant revenues. In the year ended December 31, 2025, three customers accounted for 53% of our total revenues. We have in the past and could in the future lose a customer due to its decision not to develop or produce its own future process node or not to engage us on future process nodes. We could also lose customers as a result of industry factors, including but not limited to reduced manufacturing volume or consolidation. Consolidation among our customers could also lead to increased customer bargaining power, or reduced customer spending on software and services. Further, new business may be delayed or prevented if a key customer uses its leverage to insist on terms that are worse for us and we delay entering into the contract to negotiate for better terms or decide not to enter into the contract at all, in which case revenue in any particular quarter or year may fail to meet expectations and our reliance on our remaining customers could increase.

Further, if any of our key customers default, declare bankruptcy or otherwise delay or fail to pay amounts owed, or we otherwise have a dispute with any of these customers, our results of operations would be negatively affected in the short term and possibly the long term. For example, in 2019, SMIC New Technology Research & Development (Shanghai) Corporation stopped paying fees due to us under a series of contracts. In addition to the loss of contract revenue under these contracts after that time, we incurred significant expenses related to pursuing our legal rights under these contracts, including $2.5 million of attorneys’ fees incurred in the fourth quarter of 2025. The loss of significant expected revenue from any of our key customers would cause significant fluctuations in results of operations because our expenses are fixed in the short term and it takes us a long time to replace customers or reassign resources.

If we do not continuously meet our development milestones of key research and development projects or market adoption of our DirectScan system fails to meet our expectations, our future market opportunity and revenues will suffer, and our costs may not be recouped.

We have invested significantly in the design and development of our eProbe tool and related IP. Key customers failing to purchase, renew, or expand the number or use of such systems on our expected timeline or at all will cause our results to miss expectations. Also, if customers are not able to achieve the results they expect using our DirectScan system, including new applications, customers may not continue to adopt this system or such applications as we expect, or at all, and we may miss the market opportunity and not recoup our investment. Further, our eProbe tool could cause unexpected damage to wafers or delay processing wafers, which we could be liable for, or which could make customers unwilling to use the tool. If we are not able to create significant interest and show reliable and useful results without significant damage to wafers, our investment may not be recouped and our future results may suffer.

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

Export Regulations are fluid, complex, and uncertain, and there are ongoing efforts throughout the industry in coordination with regulators to revise, clarify, and interpret Export Regulations. The U.S. Congress and regulators continue to consider significant changes in laws and regulations. For example, the U.S. government is reportedly considering whether and/or how to impose restrictions directly on cloud-hosted services and further restrictions directly on U.S. person activity. We cannot predict the impact that additional legal changes may have on our business in the future. For example, the U.S. Bureau of Industry and Security (“BIS”) recently extended controls to renewal licenses for certain lawfully delivered products that would have changed status under new regulations and designations, causing us to decline certain renewals. Also, BIS has placed certain entities on and frequently adds entities to its entity list (the “Entity List”), which restricts supply of items to or in connection with the named entities and impacts our ability to transact business with certain customers. BIS has issued a rule extending Entity List restriction to non-listed foreign companies owned at least 50% by parties on the Entity List, and suspended this rule until November 2026. Further, in some circumstances Export Regulations require a license to export an item if the recipient will use the item to design or produce an item for a Huawei-affiliated company or certain other organizations on the Entity List. These regulations can also require licenses for exports that involve Chinese military or intelligence-related end users or end uses.

Future changes in Export Regulations, including changes in processing requests, enforcement, and the scope of such regulations, may create delays in the introduction of our products or services in international markets or could prevent our customers with international operations from deploying our products or services globally. In some cases, such changes could prevent the export of our products or services to certain countries, governments, entities or individuals altogether. Any such delays or restrictions could adversely affect our business, financial condition and results of operations. For further discussion, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Decreases in wafer volumes at our customers’ manufacturing sites or the volume of ICs that some of our customers are able to sell to their customers would cause our Volume-based revenue to suffer.

Our Volume-based revenue includes amounts largely determined by variable wafer volumes at manufacturing sites covered by our contracts and, in some cases, determined by the volume of an IC product that our customer is able to sell to its customers. Both of these factors are outside of our control. In recent years, we saw significant reduction in our Volume-based revenue due to these trends. Further, some of our manufacturing customers’ business is largely dependent on customers that use our manufacturing customer as a second or third source. If those customers consolidate and/or otherwise move the orders to manufacturing facilities not covered by our contracts, or suspend their manufacturing at covered facilities for any reason, including consolidation, our Volume-based revenue will continue to decrease, which could negatively affect our financial results. Further, reduced demand for semiconductor products or protectionist policies like those stemming from the complex relationships among China, Hong Kong, Taiwan, and the United States has from time to time decreased and may continue to decrease the volume of wafers and, in some cases, products our customers are able to make or sell, which would also decrease our Volume-based revenue. Also, our customers may unilaterally decide to implement changes to their manufacturing processes during the period that volume is covered by royalty contracts, which could negatively affect yield results and, thus, our Volume-based revenue.

Since we currently work on a small number of large projects at specified manufacturing sites and, in some cases, on specific IC products, our results of operations have been and may continue to be adversely affected by negative changes at those sites or in those products, including slowdowns in manufacturing due to external factors, such as U.S. trade restrictions, tariffs, rising inflation and global interest rates, or continued or worsening supply chain disruptions. Also, if wafer orders from sites covered by our contracts are not secured by our customers, if an end product does not achieve commercial viability, if a process line or, in some cases, a specific product, does not achieve significant increases in yield or sustain significant volume manufacturing during the time we receive royalties, revenues associated with such volumes or products would be negatively impacted. This could significantly reduce our Volume-based revenue and our results of operations could fail to meet expectations. In addition, if we work with two directly competitive manufacturing facilities or products, volume in one may offset volume, and thus any of our related revenue, in the other facility or product.

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

Our customers are global semiconductor companies, which means that our operations and performance depend significantly on worldwide economic and geopolitical conditions as well as semiconductor market specific changes. Current global economic conditions and uncertainty about future conditions including war, terrorism, geopolitical uncertainties and other business interruptions could result in damage to, disruption, postponement or cancellation of sales of our products or services on a global or regional basis. Several nations have recently conducted or threatened military or hybrid-warfare operations tied to or affecting operational regions of the semiconductor industry. In the future such conflict could damage participants, disrupt international business, and reduce supply and demand in our industry, including for our products and services. Furthermore, tariffs, trade controls, export and import regulations, tighter credit, higher interest rates, inflationary concerns, large-scale unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors could have a material adverse effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition and/or vendors with which we do business. For example, the timing of the build-out of the semiconductor market in China depends significantly on governmental funding on both local and national levels and a delay in this funding could negatively affect our revenues. Further, the U.S. federal government has recently stated its intention to change U.S. trade policy, including potentially renegotiating or terminating existing trade agreements and leveraging tariffs. In February 2025, the U.S. imposed additional tariffs on imports from China and announced and subsequently paused implementation of tariffs on imports from Canada and Mexico. The U.S. government has changed policy by imposing or threatening to impose certain additional tariffs expressly in pursuit of foreign policy goals. Some possible tariffs could significantly increase cost of imported goods. These additional tariffs, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies, have introduced significant uncertainty into the market and may affect the prices of and demand for our and our customers’ products. Further, the semiconductor industry historically has been volatile with up cycles and down cycles, due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ IC products by consumers, inventory levels relative to demand, and access to affordable capital. As a result of the various factors that affect this volatility, the timing and length of any cycles can be difficult to predict and could be longer than anticipated. Any of these events could negatively affect our revenues and make it challenging or impossible for us to deliver products and services to our customers forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. Customers with liquidity issues may also lead to additional credit losses.

We face challenges in providing a comprehensive solution outside of the semiconductor industry due to limitations on the business areas in which we can use current third-party licensed technology, which may make it prohibitively expensive to sell our solution for applications outside of our traditional industry.

Since certain of our current software requires commercially-available, third-party programs to run as intended and some of our contracts with licensors limit the industry in which we can resell such third-party programs, we face challenges to provide a comprehensive solution to battery manufacturers. If we or our customers are unable to procure required third-party programs that can be used in connection with our products for battery manufacturing, or the cost to do so is higher than expected, we may miss the market opportunity, which would mean lower sales than expected, or our costs may be higher, which would mean lower earnings than expected. Further, if we are unable to develop a suitable product that is not limited by such third-party restrictions and meets the market’s needs or the costs to do so are higher, or the time required to do so, is longer than expected, we may lose future business opportunities and our results of operations will suffer.

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

Measurement of our variable consideration sometimes requires data collection and customers’ use of estimates and are contingent upon customers’ consent and may be later offset if actual data differ from customers’ estimates, which can result in uncertainty and cause quarterly results to fluctuate.

We can only recognize volume- or average selling price- (“ASP”) based royalties once we have reached agreement with our customers on their level of yield performance improvements or ASP and quarterly agreements are sometimes based on estimates of volume results or ASP for each quarter. Measuring the amount of yield improvement is inherently complicated and dependent on our customers’ internal processes and on certain non-public information that may not be directly available to us. Thus, there may be uncertainty as to some components of measurement or calculation. Also, some variable consideration can be highly susceptible to delays in our customers’ measurement of key factors such as reporting volumes results and level of yield or ASP. Therefore, we may have to estimate revenue related to contingent variable fees or usage- or sales-based royalties prior to the receipt of performance reports, such as royalty acknowledgements, or other related information from customers. These estimates are subject to judgment to evaluate whether it is probable that a significant revenue reversal will not occur in future periods, which could result in our recognition of less Volume-based revenue than expected that may later be offset when actual results become available if such results differ from estimates.

Errors affecting our proprietary hardware and software systems located in customers’ or third-parties’ facilities could lead to liability for us, and any objection from such customers or third-parties or delay in providing us with physical or logical access to such systems may adversely impact our ability to timely perform our contract obligations or lead to confidentiality, integrity, availability, security, or privacy controls exceptions.

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

From time to time, we give customers delayed payment terms in connection with reaching final agreement on large contracts. When we do this, and if we continue to do it in the future on equal or larger total amounts, our cash is negatively impacted in the short-term. Since we generally do not require collateral or other security for accounts receivable, if customers fail to pay balances when due, in whole or part, we may incur additional expenses attempting to collect and our business relationship and future business with any such customer could suffer as a result of such collection efforts. We may also experience greater difficulty in collecting accounts receivable from non-U.S. customers, resulting in longer collection periods, credit losses, and increased costs to collect. If customers fail to pay at all, in whole or in part, we may have to write-off a portion or all of such receivables or to increase our expense or allowance for credit losses. Our accounts receivable balance, net of allowance for credit losses, was $82.9 million and $73.6 million as of December 31, 2025 and 2024, respectively. Unbilled accounts receivable, included in accounts receivable, totaled $44.8 million and $23.0 million as of December 31, 2025 and 2024, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding twelve-month period are recorded in other non-current assets and totaled $8.7 million and $9.0 million as of December 31, 2025 and 2024, respectively. Two customers accounted for 64% of our gross accounts receivable as of December 31, 2025, and four customers accounted for 57% of our gross accounts receivable as of December 31, 2024. The total allowance for credit losses was $0.9 million as of December 31, 2025 and 2024.

Tax Risks

Changes in tax laws, both within the United States and outside of the United States, could change our tax burden and adversely affect our business, financial condition and results of operations.

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

Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. We previously recorded a full valuation allowance against all of our U.S. federal and state deferred tax assets due to the uncertainty surrounding the future realization of these deferred tax assets. Therefore, no benefit has been recognized for the net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets. A portion of our net operating loss and tax credits could expire unused and be unavailable to reduce future income tax liabilities. We intend to continue maintaining a full valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. We evaluate our deferred tax assets for realizability each reporting period. If we delay or never release such valuation allowance, the corresponding benefit would be delayed or lost.

Risks Related to Our Strategic Transactions

If we do not realize the benefits of our strategic relationships after we have devoted significant time and resources to developing them, it could have an adverse effect on our business and results of operations.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands, and competitive pressures. To this end, we have, from time to time, engaged in the process of identifying, analyzing, and negotiating possible acquisition transactions, and, from time to time, acquiring one or more businesses, and we expect to continue to do so in the future. We may choose to acquire new and complementary businesses, products, technologies and/or services instead of developing them ourselves. For example, we acquired SecureWise LLC (“SecureWise”) in March 2025 for a gross purchase price of approximately $130 million. We may, however, face competition for acquisition targets from larger or more established companies with greater financial resources, making it more difficult or more expensive for us to complete acquisitions. We may not be successful in consummating future acquisitions on favorable terms and we may not realize the benefits that we anticipate from one or more acquisitions that we do close. Integrating any business, product, technology, or service into our current operations could be expensive and time-consuming and/or disrupt our ongoing business. Further, there are numerous risks associated with acquisitions and potential acquisitions, including, but not limited to, problems combining the purchased operations, technologies or products, unanticipated costs, liabilities, litigation, and diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and where competitors in such markets have stronger market positions, initial dependence on unfamiliar supply chains or relatively small supply partners, failure of our due diligence processes to identify significant problems, liabilities or other challenges of an acquired company or technology, and the potential loss of key employees, customers, distributors, vendors, and other business partners of the companies we acquire.

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

Our success and competitiveness depend on our ability to retain, attract, motivate, and strategically locate in our offices around the globe, talented employees, including some of our key executives. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, changes in our management or leadership, the hiring practices at our competitors or customers, cost reduction activities, and the effectiveness of our recruiting and compensation programs, including equity-based programs. The aging semiconductor workforce creates risks as our experienced employees retire and accelerates the loss of critical knowledge. At the same time, educational programs and the needed work experience may not produce the critical talent in time to meet the growing technical demands we require in a workforce. Further, we have had, and expect to continue to have, difficulty in obtaining visas permitting entry for some of our employees that are foreign nationals into the United States, and delays in obtaining visas permitting entry into other key countries, for several of our key personnel, which disrupts our ability to strategically locate our personnel that exist primarily in foreign locations. In the past the United States has and, in the future, the United States may again increase the level of scrutiny in granting H-1(b), L-1, and other business visas. Compliance with United States immigration and labor laws could require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain skilled professionals. If we lose the services of certain of our key executives or a significant number of our engineers, it could disrupt our ability to implement our business strategy. If we do not successfully attract, retain, and motivate key employees, including key executives, we may be unable to realize our business objectives and our operating results may suffer.

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

We also have a cybersecurity specific risk assessment process, which helps identify our cybersecurity threat risks. As part of this process, and our processes aimed at providing for the availability of critical data and systems, maintaining regulatory compliance, identifying and managing our risks from cybersecurity threats, and protecting against, detecting, and responding to cybersecurity incidents, as such term is defined in Item 106(a) of Regulation S-K, we undertake the below listed activities, among others:

●	maintain a risk register and risk assessment process for our Information Security and Management System (“ISMS”) based on the ISO 27001:2022 clauses and controls;

●	use various third-party software testing products and services designed to test and assess the security of our software;

●	closely monitor emerging data protection laws and implement changes to our processes designed to comply with such laws;

●	undertake an annual review of our policies and statements related to cybersecurity;

●	proactively inform our customers of substantive changes related to customer data handling through disclosures in our SOC 2 Type 2 report or other contractually mandated disclosures;

●	conduct annual cybersecurity training for employees and contractors with access to PDF systems and sensitive data;

●	conduct incident management training and practice for individuals with responsibilities responding to a cyber incident;

●	conduct regular phishing email simulations for employees and contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats;

●	conduct periodic user account reviews to confirm authorized access to business-critical systems;

●	use findings and root cause analysis of cybersecurity incidents to improve our cybersecurity processes and technologies;

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

●

our cybersecurity incident response policy and plan specify the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal and reporting obligations and mitigate brand and reputational damage. We regularly exercise and update the plan after actual incident responses or simulated incident response scenarios.

We subscribe to several external independent monitoring services to score and assess our externally facing network and information services and we engage a third-party security firm at least annually to conduct external and web penetration testing exercises on our corporate network and our commercial SaaS service platform and other commercial products and services in scope of our ISMS.

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

For more than 6 years, we have not identified any known cybersecurity threats including as a result of any prior cybersecurity incidents, that have materially impacted us or our operations, business strategy results of operations, or financial condition, including the expenses we have incurred from cybersecurity incidents that were immaterial. This includes penalties and settlements, of which there were none. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

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

Our Audit Committee is regularly involved in reviewing cybersecurity risk management. At least quarterly, the Vice President of Operations presents and reviews key security metrics with the Audit Committee including a review of cyber-security events, cybersecurity initiatives and new or developing cybersecurity risks relevant to the business. The Audit Committee, which comprises at least two individuals with experience in cybersecurity and related matters, meets with these members of senior management to review our information technology and data security policies and practices, and to assess current and projected threats, cybersecurity incidents, and related risks. Our Vice President of Operations reports directly to our executive management team and advises us on cybersecurity risks and assesses the effectiveness of information technology and information security processes and business policies impacting our overall cybersecurity risk.

The VP of Operations serves as the senior executive responsible for owning and operating our ISMS. Reporting directly to this role are the Director of Corporate IT and the Director of Network Security, who—under the VP’s leadership—jointly oversee all aspects of security policy management, cybersecurity risk management, vulnerability management, identity and access management, incident response, security training, and disaster recovery across the organization.

The VP of Operations leads our annual information security governance, risk, and compliance assessment in collaboration with the General Counsel, the Chief People Officer, the Chief Financial Officer, and product leadership. Together, they evaluate and refine our risk management strategy and ensure ongoing compliance with the ISMS.

The VP of Operations has over five years of direct experience in this role and more than 25 years of tenure with us, including building and leading engineering and IT organizations.

This institutional and operational expertise enables the VP to guide our security posture, technology adoption strategy, and enterprise-wide risk management efforts.

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

The Vice President of Operations and Executive Vice President of Products and Solutions take steps to stay informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above including the incident response.

Item 2. Properties

Our principal executive offices are located in Santa Clara, California, where we lease approximately 20,800 square feet of office space under a lease agreement that expires in August 2028. We also lease additional facilities and offices, including in Milpitas, California; Pittsburgh, Pennsylvania; Richardson, Texas; Salt Lake City, Utah; Deer Park, Illinois; Shanghai, China; Canada; France; Germany; Italy; Japan; South Korea; and Taiwan for local sales, product development and technical support.

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

Item 3. Legal Proceedings

From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. As of December 31, 2025, except as disclosed below, the Company was not party to any material legal proceedings.

On May 6, 2020, the Company initiated an arbitration proceeding with the Hong Kong International Arbitration Center (the “Tribunal”) against SMIC New Technology Research & Development (Shanghai) Corporation (“SMIC”) due to SMIC’s failure to pay fees due to the Company under a series of contracts. The Company sought to recover the unpaid fees, a declaration requiring SMIC to pay fees under the contracts in the future (or a lump sum payment to end the contract), and costs associated with bringing the arbitration proceeding. SMIC denied liability and an arbitration hearing was held in February 2023. On November 12, 2025, the Tribunal issued a confidential arbitration award (the “Award”), which is in favor of the Company. The Company is separately pursuing an award as to costs. No payments under the Award have been received by the Company to date and in February 2026, SMIC filed an application with the High Court of Hong Kong seeking to set the Award aside. The Company believes the set aside application is without merit and intends to defend it, and is pursuing judicial enforcement of the Award. There can be no assurances that the Company will receive all or any part of the Award. Accordingly, no amounts have been recognized in connection with the Award as of December 31, 2025.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq Global Market under the symbol “PDFS.” As of February 20, 2026, we had approximately 23 stockholders of record. The number of stockholders of record does not include individuals whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

No cash dividends were declared or paid in 2025, 2024 and 2023. We currently intend to retain all available funds to finance future growth, product development, and stock repurchases and, therefore, do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Stock Performance Graph

The performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of PDF Solutions under the Securities Act or the Exchange Act.

The following graph and tables compare the cumulative total stockholder return data for our stock since December 31, 2020, to the cumulative return over such period of (i) The Nasdaq Composite Index and (ii) The S&P 600 Information Technology (Sector) (TR) Index. The graph assumes that $100 was invested on December 31, 2020. The graph and tables further assume that such amount was initially invested in the Common Stock of the Company at a per share price of $21.60 (closing price on December 31, 2020) and that any dividends were reinvested. This performance graph and the corresponding tables are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance on the following graph and tables is not necessarily indicative of future stock price performance.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 11, 2022, the Board of Directors adopted a stock repurchase program (the “2022 Program”) to repurchase up to $35.0 million of our common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. During the year ended December 31, 2024, we repurchased 201,561 shares under the 2022 Program at an average price of $34.23 per share for an aggregate total price of $6.9 million. In total, we repurchased 937,501 shares under the 2022 Program at an average price of $25.96 per share for an aggregate total price of $24.3 million. The 2022 Program expired on April 11, 2024.

On April 15, 2024, the Board of Directors adopted a new repurchase program (the “2024 Program”) to repurchase up to $40.0 million of our common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The 2024 Program does not obligate us to acquire a minimum amount of shares and may be modified, suspended or terminated without prior notice. During the year ended December 31, 2025, we repurchased 12,500 shares under the 2024 Program at an average price of $19.55 per share for an aggregate total price of $0.2 million. As of December 31, 2025, approximately $39.8 million remained available under the 2024 Program authorization.

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as the term is defined in Rule 10b‑18(a)(3) under the Exchange Act) of the Company’s common stock during the fourth quarter ended December 31, 2025.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We offer products and services designed to empower organizations across the semiconductor and electronics ecosystems to connect, collect, manage, and analyze data about design, equipment, manufacturing, and test to improve the yield and quality of their products. We derive revenues from two categories: Platform and Volume-based Revenue. Our offerings combine proprietary software, professional services using proven methodologies and third-party cloud-hosting platforms for SaaS, electrical measurement hardware tools, and physical IP for IC designs. We primarily monetize our offerings through license fees and contract fees for professional services and SaaS. In some cases, we also receive a Volume-based fee such as Cimetrix runtime licenses and secureWISE data usage, and a value-based variable fee or royalty, which we call Gainshare. Our products, services, and solutions have been sold to IDMs, fabless semiconductor companies, foundries, OSATs, capital equipment manufacturers and system houses.

Acquisition of SecureWise LLC

On March 7, 2025, we completed the acquisition of SecureWise, a Delaware limited liability company (see Note 16, “Business Combinations,” of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10‑K), and added the widely-used, secure, remote secureWISE connectivity solution to our products and services portfolio. We expect this acquisition to also accelerate equipment makers’ ability to derive value from equipment data by enabling them to leverage our Exensio analytics software and to expand the capability of our secure data exchange (“DEX”) OSAT network by allowing equipment makers, fab operators, and fabless companies to collaborate to optimize chip manufacturing and test.

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

Worldwide economic performance is uneven, and the possibility of a recession persists, leading to uneven demand. Geopolitical tensions and conflicts in various locations around the world have created volatility in the global financial markets and may have further global economic consequences, including potential disruptions of the global supply chain, heightened volatility of commodity and raw material prices, and increased fears of a global recession. Inventories of semiconductor devices remain elevated in some instances. With high inventories and soft demand for some product segments, some semiconductor fab utilization rates are also low and semiconductor capital equipment orders have been impacted for some vendors and market segments. As a result, some purchase cycles, especially for enterprise software and capital equipment and particularly with respect to larger deals, have lengthened in recent years and may continue to do so. Also, we have contractors located in the West Bank and in Israel, who are providing software development and customer technical support services. We have developed contingency plans to use alternative resources to continue serving customers, if needed. Any escalations in these areas could lead to disruptions or reductions in international trade, deter or prevent purchasing activity of customers, and negatively impact our development timelines and customer support (with respect to the conflicts in the Middle East) or China sales (with respect to U.S.-P.R.C. tensions) and financial results in general (with respect to global tensions).

The logic foundry market at the leading-edge nodes, such as 7nm, 5nm, and smaller, underwent significant change over the past few years. The leading foundry continues to dominate market share. This trend will likely continue to impact our Characterization services business on these nodes. We expect most logic foundries to invest in derivatives of older process nodes, such as 28nm and 14nm, to extract additional value as many of their customers will not move to advanced nodes due to either technological barriers or restrictive economics. Foundries that participate at leading edge nodes are expected to continue to invest in new technologies such as memory, packaging, and multi-patterned and extreme ultraviolet lithography, as well as new innovations in process control and variability management. We expect China’s investment in semiconductors to continue. Compliance with changing U.S. export restrictions limit our possible business with Chinese semiconductor manufacturers on advanced nodes. Further, trade conflict through exchange of tariffs and other retaliatory actions are expected to impact worldwide supply chains, increase prices and put downward pressure on economic activity, and could negatively affect our future sales in various geographic markets. The uncertainty caused by these regulations and the potential for additional future restrictions could negatively affect our future sales, including in but not limited to the Republic of China (“P.R.C.”) market. Some customers in the P.R.C. have expressed concern about the potential for supply chain disruption due to the U.S. government’s changing export controls impacting their purchase, or in some case restricting their ability to purchase, certain U.S. goods. Based on our current assessments, we expect the near-term impact of these evolving trade restrictions on our business to be limited.

Financial Highlights

The following are our financial highlights for the year ended December 31, 2025:

●

Total revenues were $219.0 million for the year ended December 31, 2025, an increase of $39.6 million, or 22%, compared to prior year. Platform revenue was $181.0 million for the year ended December 31, 2025, an increase of $23.9 million, or 15%, compared to prior year. The increase in Platform revenue was driven by higher revenue from fixed fees associated with CV systems and the addition of revenues related to secureWISE systems, partially offset by decreases in revenue from perpetual licenses and DirectScan systems. Volume-based revenue was $38.0 million for the year ended December 31, 2025, an increase of $15.7 million, or 70%, compared to prior year, primarily due to an increase in revenue from Gainshare, secureWISE data usage, and Cimetrix runtime licenses.

●

Costs of revenues increased $6.5 million for the year ended December 31, 2025, compared to prior year, primarily due to increases in personnel-related costs, subcontractor fees, software license and maintenance costs, third-party cloud-delivery costs, amortization of acquired technology, facilities and IT-related costs, including depreciation and amortization expense, and travel expense, partially offset by decrease in hardware-related costs.

●

Net loss was $0.6 million for the year ended December 31, 2025, compared to a net income of $4.1 million for the year ended December 31, 2024. The decrease was primarily attributable to (i) an increase in overall costs and expenses mainly due to increase in personnel-related expenses, costs related to the acquisition and operation of SecureWise, increase in subcontractor fees, amortization of acquired intangible assets, travel expenses, third-party cloud-services related costs, facilities and IT-related costs, software license and maintenance costs, and legal fees related the arbitration proceeding over a disputed customer contract, (ii) an increase in interest expense from our long-term debt, (iii) a decrease in interest income, (iv) net unfavorable fluctuations in foreign currency exchange rates, and (v) an increase in income tax expense, partially offset by an increase in total revenues, a decrease in hardware costs, and recovery from previously written-off property and equipment.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Notes 1 and 2 of the Notes to Consolidated Financial Statements (Item 8 of Part II of this Annual Report on Form 10‑K) describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. We consider the accounting policies described below to be our critical accounting policies. These critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition

Platform Revenue

Platform revenue is derived from the following primary offerings: licenses for software (other than Cimetrix runtime licenses) and related software maintenance and technical support services; SaaS; engineering services; fixed fees associated with CV systems; and licenses and purchase contracts for DirectScan systems.

Revenue from licenses for software, other than Cimetrix runtime licenses, is recognized depending on whether the license is perpetual or time-based. Perpetual (one-time charge) license software is recognized at the time of the inception of the arrangement when control transfers to the customers as the software license is considered as a separate performance obligation from the services offered by us. Revenue from time-based-licensed software is allocated to each performance obligation and is recognized either at a point in time or over time as follows. The license component is recognized at the time when control transfers to customers. Revenue from related software maintenance and technical support services, or post-contract support, is recognized over the contract term on a straight-line basis because we generally provide (i) support and (ii) certain software updates on a when-and-if available basis over the contract term.

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

Revenue from engineering services and fixed fees associated with CV systems (including Characterization services) is recognized primarily as services are performed, using a percentage of completion method based on costs or labor-hours inputs, whichever is the most appropriate measure of the progress towards completion of the contract. The estimation of percentage of completion method is complex and subject to many variables that require significant judgment. Please refer to the “Significant Judgments” section of this Note for further discussion. When a CV system engagement includes CV test chip designs that were previously developed by us and reused with only minimal rework or were previously developed by us and adapted to different customer applications with limited rework, the revenue allocated to these CV test chip designs is recognized when the rework is completed at a point in time upon delivery or contract signature, whichever is later. All revenue associated with other CV test chip designs are recognized over time using a percentage of completion method.

Revenue from purchase contracts for DirectScan systems is recognized at a point in time when our performance obligations have been completed, and the customer has accepted the product. Revenue from licenses for hardware is recognized depending on whether we classify the contract as an operating or a sales-type lease. Where the customer controls the use of identified assets for a period of time defined in a contract, it will be classified as a sales-type lease if it meets certain criteria under FASB Accounting Standards Codification (“ASC”) Topic 842, Leases, otherwise, it will be classified as an operating lease. Operating lease revenue is recognized on a straight-line basis over the lease term. Sales-type lease revenue and corresponding lease receivables are recognized at lease commencement based on the present value of the future lease payments, and related interest income on lease receivable is recognized over the lease term and recorded under Platform revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss). Payments under sales-type leases are discounted using the interest rate implicit in the lease. When our leases are embedded in contracts with customers that include non-lease performance obligations, we allocate consideration in the contract between lease and non-lease components based on their relative SSPs. Assets subject to operating leases are included in property and equipment and subject to depreciation. Assets subject to sales-type leases are derecognized from property and equipment, net at lease commencement and a net investment in the lease asset is recognized in prepaid expenses and other current assets and other non-current assets in the Consolidated Balance Sheets.

Volume-based Revenue

Volume-based revenue is derived from Cimetrix runtime licenses, secureWISE data, and Gainshare. Accordingly, this revenue typically fluctuates based on customers’ production tool shipments and deployment cycles, data transferred through the secureWISE network, and wafer manufacturing volume, as applicable.

Revenue from Cimetrix runtime licenses is recognized at a point in time when the software is delivered via issuance of a license file. Revenue from secureWISE data is recognized over the period the data transfer is incurred. Revenue from Gainshare is typically recognized at a point in time based on customers’ wafer manufacturing volumes. Please refer to the “Significant Judgments” section below for discussion about our judgments and estimates pertaining to Gainshare revenue.

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

We typically recognize Gainshare revenue in the same period in which the usage occurs. Because we generally do not receive the acknowledgment reports from its customers during a given quarter within the time frame necessary to adequately review the reports and include the actual amounts in quarterly results for such quarter, we accrue the related revenue based on estimates of customers underlying sales achievement. Our estimation process can be based on historical data, trends, seasonality, changes in the contract rate, knowledge of the changes in the industry and changes in the customer’s manufacturing environment learned through discussions with customers and sales personnel. As a result of accruing revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true-up revenue to the actual amounts reported.

Income Taxes

We are required to assess whether it is “more likely than not” that we will realize our deferred tax assets (“DTAs”). If we believe that they are not likely to be fully realizable before the expiration dates applicable to such assets, then to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on all available evidence, both positive and negative, we determined a full valuation allowance was still appropriate for our U.S. federal and state net DTAs December 31, 2025. The valuation allowance was approximately $69.9 million and $67.9 million as of December 31, 2025 and 2024, respectively. We will continue to evaluate the need for a valuation allowance and may change our conclusion in a future period based on changes in facts (e.g., significant new revenue and other relevant factors). If we conclude that we are more likely than not to utilize some or all of our U.S. DTAs, we will release some or all of our valuation allowance and our income tax expense will decrease in the period in which we make such determination.

We evaluate our DTAs for realizability considering both positive and negative evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies and any carryback availability. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results. Changes in the net DTAs, less offsetting valuation allowance, in a period are recorded through the income tax expense and could have a material impact on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Our income tax calculations are based on the application of applicable U.S. federal, state, and/or foreign tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2025, no deferred taxes have been provided on undistributed earnings from our international subsidiaries. We intend to reinvest the earnings of our non-U.S. subsidiaries in those operations indefinitely. As such, we have not provided for any foreign withholding taxes on the earnings of foreign subsidiaries as of December 31, 2025. The earnings of our foreign subsidiaries are taxable in the U.S. in the year earned under the Global Intangible Low-Taxed Income rules implemented under 2017 Tax Cuts and Jobs Act.

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

The fair value of our stock options and purchase rights granted under employee stock purchase plan is estimated using the Black-Scholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options and purchase rights granted under employee stock purchase plan. The expected life is based on historical experience and on the terms and conditions of the stock options granted and purchase rights granted under employee stock purchase plan. The interest rate assumption is based upon observed Treasury yield curve rates appropriate for the expected life of our stock options and purchase rights granted under employee stock purchase plan.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values at the date of the business combination. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, estimated replacement costs and future expected cash flows from acquired customers, acquired technology, acquired patents, and trade names from a market participant perspective, useful lives and discount rates. The estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over their useful life, whereas any indefinite lived intangible assets, including in-process research and development and goodwill, are not amortized but tested annually for impairment. During the measurement period, which is not to exceed one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Valuation of Long-lived Assets including Goodwill and Intangible Assets

We record goodwill when the purchase consideration of an acquisition exceeds the fair value of the net tangible and identified intangible assets as of the date of acquisition. We have one operating segment and one operating unit. We perform a qualitative analysis when testing a reporting unit’s goodwill for impairment. We perform an annual impairment assessment of goodwill during the fourth quarter of each calendar year or more frequently, if required to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill. There was no impairment of goodwill for the years ended December 31, 2025, 2024 and 2023.

Our long-lived assets, excluding goodwill, consist of property, equipment, intangible assets and unguaranteed residual assets under net investments in sales-type leases. We periodically review our long-lived assets for impairment. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. There was no impairment of long-lived assets for the years ended December 31, 2025, 2024 and 2023.

Leases

We have operating leases for our administrative and sales offices, research and development laboratory and clean room. We recognize our long-term operating lease rights and commitments as operating lease right-of-use assets and operating lease liabilities, respectively, on our Consolidated Balance Sheets. We elected to not separate lease and non-lease components for all of our leases.

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

Recent Accounting Pronouncements and Accounting Changes

See Note 1, “Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10‑K for a description of recent accounting pronouncements and accounting changes, including the dates of adoption and estimated effects, if any, on our Consolidated Financial Statements.

Results of Operations

Change in Presentation of Revenues

As our business evolved to include revenue from a broader portfolio of products and services, as a result of organic and inorganic expansion, beginning with this Annual Report on Form 10-K, we updated our presentation of revenue categories. Previously, we presented revenue in two categories: Analytics and Integrated Yield Ramp. Analytics revenue was derived from the following offerings: licenses and services for on-premise software, SaaS, licenses and purchase contracts for DirectScan systems, and Characterization Vehicle systems that did not include performance incentives based on customers’ yield achievement. Integrated Yield Ramp revenue was comprised of all fees from our contracts that included any performance incentives based on customers’ yield achievement. We now present revenues in the following categories: Platform and Volume-based. Platform revenue is derived from the following offerings: licenses for software (other than Cimetrix runtime licenses) and related software maintenance and technical support services; SaaS; engineering services; fixed fees associated with CV systems; and licenses and purchase contracts for DirectScan systems. Volume-based revenue is derived from Cimetrix runtime licenses, secureWISE data, and Gainshare. See Note 2, “Revenue from Contracts with Customers” of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10‑K.

The change in presentation of revenues does not change our total revenues or total costs of revenues. The following table presents reclassified historical amounts to conform to the current period’s presentation (in thousands):

	Year Ended December 31,
	2024			2023
	Previously Reported	Change in Presentation Reclassification	Current Presentation	Previously Reported	Change in Presentation Reclassification	Current Presentation
Revenues:
Analytics	$169,253	$(169,253)	$—	$152,085	$(152,085)	$—
Integrated Yield Ramp	10,212	(10,212)	—	13,750	(13,750)	—
Platform	N/A	157,166	157,166	N/A	147,509	147,509
Volume-based	N/A	22,299	22,299	N/A	18,326	18,326
	$179,465	$—	$179,465	$165,835	$—	$165,835

Discussion of Financial Data for the years ended December 31, 2025 and 2024

Revenues, Costs of Revenues, and Gross Margin

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
(Dollars in thousands)	2025	2024	2023	2024 to 2025		2023 to 2024
Revenues:
Platform	$181,025	$157,166	$147,509	$23,859	15%	$9,657	7%
Volume-based	37,999	22,299	18,326	15,700	70%	3,973	22%
Total revenues	219,024	179,465	165,835	39,559	22%	13,630	8%
Costs of revenues	60,623	54,144	51,749	6,479	12%	2,395	5%
Gross profit	$158,401	$125,321	$114,086	$33,080	26%	$11,235	10%
Gross margin	72%	70%	69%

Platform revenue as a percentage of total revenues	83%	88%	89%
Volume-based revenue as a percentage of total revenues	17%	12%	11%

Platform Revenue

Platform revenue was $181.0 million for the year ended December 31, 2025, an increase of $23.9 million, or 15%, compared to the year ended December 31, 2024. The increase in Platform revenue was primarily driven by increases in revenue from fixed fees associated with CV systems and the addition of revenues related to SecureWISE systems, partially offset by decreases in revenue from perpetual license and DirectScan systems.

Volume-based Revenue

Volume-based revenue was $38.0 million for the year ended December 31, 2025, an increase of $15.7 million, or 70%, compared to the year ended December 31, 2024. The increase in Volume-based revenue was due to increases in revenue from Gainshare, secureWISE data usage, and Cimetrix runtime license.

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

The increase in costs of revenues of $6.5 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to (i) a $4.0 million increase in personnel-related costs due to increased headcount, worldwide salary increases, increase in employee benefit costs, higher bonus and stock-based compensation expenses, (ii) a $2.1 million increase in subcontractor fees, (iii) a $1.6 million increase in software license and maintenance costs, (iv) a $1.3 million increase in amortization of acquired technology, (v) a $1.0 million increase in third-party cloud-delivery costs, (vi) a $0.7 million increase in facilities and IT-related costs, including depreciation and amortization expense, and (vii) a $0.2 million increase in travel expense. These increases were partially offset by a $4.4 million decrease in hardware-related costs.

Gross Margin

Gross margin for the year ended December 31, 2025, was 72% compared to 70% for the year ended December 31, 2024, or an increase of 2 percentage points. The increase in gross margin during the year ended December 31, 2025, compared to prior year was primarily driven by higher total revenues.

Operating Expenses:

Research and Development

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
(Dollars in thousands)	2025	2024	2023	2024 to 2025		2023 to 2024
Research and development	$64,234	$53,566	$50,736	$10,668	20%	$2,830	6%
As a percentage of total revenues	29%	30%	31%

Research and development expenses consist primarily of personnel-related costs (including compensation, employee benefits, bonus and stock-based compensation expense), outside development services, travel expenses, third-party cloud-services related costs, IT and facilities cost allocations to support product development activities.

Research and development expenses increased by $10.7 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to (i) a $5.4 million increase in personnel-related costs due to increased headcount, worldwide salary increases, increased employee benefit costs, higher bonus, and stock-based compensation expense, (ii) a $2.4 million increase in subcontractor expenses primarily related to secureWISE systems and Exensio software, (iii) a $ 2.0 million increase in facilities and IT-related costs, including depreciation and amortization expense, and (iv) a $0.7 million increase in travel expenses.

We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the size and the timing of product development projects.

Selling, General, and Administrative

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
(Dollars in thousands)	2025	2024	2023	2024 to 2025		2023 to 2024
Selling, general, and administrative	$84,736	$69,924	$62,216	$14,812	21%	$7,708	12%
As a percentage of total revenues	39%	39%	38%

Selling, general, and administrative expenses consist primarily of personnel-related costs (including compensation, employee benefits, bonus, commission and stock-based compensation expense for sales, marketing, and general and administrative personnel), legal, tax and accounting services, marketing communications and trade conference-related expenses, third-party cloud-services related costs, travel, business acquisition and integration costs, IT and facilities cost allocations.

Selling, general, and administrative expenses increased by $14.8 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to (i) a $6.9 million increase in personnel-related costs mainly driven by increased headcount, worldwide salary increases, increased employee benefit costs, higher bonus expense, and stock-based compensation expense, (ii) a $3.6 million increase in acquisition and integration costs related to the acquisition of SecureWise, (iii) a $2.7 million increase in legal fees related to the arbitration proceeding over a disputed customer contract, (iv) a $2.1 million increase in subcontractor fees, (v) a $1.0 million increase in travel expenses, (vi) a $0.2 million increase in audit, accounting and tax professional fees, and (vii) a $0.2 million increase in third-party cloud-services related costs, partially offset by a $2.4 million decrease in and general legal and professional fees.

We anticipate our selling, general and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

Amortization of Acquired Intangible Assets

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
(Dollars in thousands)	2025	2024	2023	2024 to 2025		2023 to 2024
Amortization of acquired intangible assets	$3,584	$896	$1,285	$2,688	300%	$(389)	(30)%

Amortization of acquired intangible assets represents amortization expense on intangibles assets acquired from prior and current year business combinations. The increase in amortization expense during 2025 was a result of the amortization of intangible assets acquired in the SecureWise acquisition.

Interest Expense

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
(Dollars in thousands)	2025	2024	2023	2024 to 2025		2023 to 2024
Interest expense	$(3,955)	$—	$—	$3,955	100%	$—	—%

Interest expense is from our long-term debt that was used in financing the acquisition of SecureWise in 2025, and amortization of debt discount and issuance costs.

Interest Income and Other, Net

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
(Dollars in thousands)	2025	2024	2023	2024 to 2025		2023 to 2024
Interest income and other, net	$1,309	$5,644	$5,020	$(4,335)	(77)%	$624	12%

Interest income and other, net primarily consists of interest income, and foreign currency transaction exchange gains and losses. Interest income and other, net decreased by $4.3 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to (i) a $4.6 million decrease in interest income from cash, cash equivalents and short-term investments, and (ii) $1.1 million net unfavorable fluctuations in foreign currency exchange rates, partially offset by a $0.6 million recovery from a loss on damaged equipment in-transit in 2025, compared to a write-off of this asset for $0.6 million in 2024.

Income Tax Expense

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
(Dollars in thousands)	2025	2024	2023	2024 to 2025		2023 to 2024
Income tax expense	$(3,841)	$(2,522)	$(1,764)	$1,319	52%	$758	43%

Income tax expense increased $1.3 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the impact of enacted U.S. federal tax legislation, changes in the foreign, federal and state taxes, and change in deferred taxes related to indefinite lived deferred tax liabilities.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. OBBBA contained U.S. corporate tax provisions under which the Company elected to expense U.S. incurred research or experimental expenditures immediately. As a result of this election, we recognized a favorable cash tax benefit of approximately $1.3 million and reduction of our effective tax rate by approximately 40% in 2025. The OBBBA includes multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027. We will continue to assess the impact on the effective tax rate for future periods.

The Organization for Economic Co-operation and Development (“OECD”) has a framework to implement a global minimum corporate tax of 15% for companies with global revenue and profits above certain thresholds (referred to as Pillar 2). Although the U.S. has not enacted legislation to implement Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The OECD issued new administrative guidance on January 5, 2026, with respect to Pillar 2 which modifies key aspects of the framework for countries to enact in their own laws. Pillar 2 did not have an impact on our 2025 consolidated financial statements because we do not currently meet the 750 million Euro sales threshold.

Discussion of Financial Data for the years ended December 31, 2024 and 2023

For a discussion of our results of operations for the years ended December 31, 2024 and 2023, please see our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.

Liquidity and Capital Resources

As of December 31, 2025, our working capital, defined as total current assets less total current liabilities, was $92.0 million, compared to $145.4 million as of December 31, 2024. On a consolidated basis, cash and cash equivalents were $42.2 million as of December 31, 2025, compared to cash, cash equivalents and short-term investments of $114.9 million as of December 31, 2024. As of December 31, 2025 and 2024, cash and cash equivalents held by our foreign subsidiaries were $6.7 million and $13.3 million, respectively.

Our material cash requirements include payments for capital expenditures, principal and interest payments on our debt, cash needed to fund our operating activities, and other purchase obligations to support our operations. Refer to Part II, Item 8 of this Annual Report on Form 10‑K, Note 6, “Leases,” Note 7, “Debt,” and Note 8, “Commitments and Contingencies,” for details relating to our material cash requirements for leasing arrangements, including future maturities of operating lease liabilities, debt, and purchase obligations, respectively.

We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures, other obligations including repayment of long-term debt and corresponding interest for at least the next twelve months, and thereafter for the foreseeable future.

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

Borrowings under the Credit Facilities will accrue interest at rates equal, at our election, to (i) the alternate base rate, which is defined as the highest of (a) the federal funds effective rate in effect from time to time plus 0.50%, (b) the prime commercial lending rate in effect from time to time, and (c) the daily simple secured overnight financing rate (“SOFR”) plus 1.00% or (ii) SOFR, plus, in each case, the applicable margin. The applicable margin for the Revolving Credit Facility borrowings bearing interest at the alternate base rate ranges from 1.00% to 1.75%, and the applicable margin for Revolving Credit Facility borrowings bearing interest based on the SOFR ranges from 2.00% to 2.75%, in each case, based on our consolidated total net leverage ratio as of the most recently ended fiscal quarter. The applicable margin for Term Loan borrowings bearing interest at the alternate base rate ranges from 1.00% to 1.75%, and the applicable margin for Term Loan borrowings bearing interest based on the SOFR ranges from 2.00% to 2.75%, in each case, based on our consolidated total net leverage ratio as of the most recently ended fiscal quarter. We will pay an annual commitment fee during the term of the Credit Agreement at a rate per annum equal to 0.50% for any undrawn portion of the Revolving Credit Facility. The weighted average annual interest rate on our outstanding debt was 6.47% for the year ended December 31, 2025.

The Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants. Negative covenants include, among others, restrictions on the incurrence of debt, the incurrence of liens, the making of investments and distributions, dividends, and stock buy-backs. In addition, the Credit Agreement requires that we maintain a consolidated total net leverage ratio of not greater than 3.00 to 1.00, and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of December 31, 2025, we were in compliance with the covenants contained in the Credit Agreement.

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

Repurchase of Company’s Common Stock

On April 11, 2022, our Board of Directors adopted a stock repurchase program (the “2022 Program”) to repurchase up to $35.0 million of our common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. During the year ended December 31, 2024, we repurchased 201,561 shares under the 2022 Program at an average price of $34.23 per share for an aggregate total price of $6.9 million. In total, we repurchased 937,501 shares under the 2022 Program at an average price of $25.96 per share for an aggregate total price of $24.3 million. The 2022 Program expired on April 11, 2024.

On April 15, 2024, our Board of Directors adopted a new repurchase program (the “2024 Program”) to repurchase up to $40.0 million of our common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The 2024 Program does not obligate us to acquire a minimum amount of shares and may be modified, suspended or terminated without prior notice. During the year ended December 31, 2025, we repurchased 12,500 shares under the 2024 Program at an average price of $19.55 per share for an aggregate total price of $0.2 million. As of December 31, 2025, approximately $39.8 million remained available under the 2024 Program authorization.

Consolidated Statements of Cash Flows Data

	Year Ended December 31,			$ Change
(In thousands)	2025	2024	2023	2024 to 2025	2023 to 2024
Net cash flows provided by (used in):
Operating activities	$24,053	$9,703	$14,600	$14,350	$(4,897)
Investing activities	(137,361)	(5,936)	(28,991)	(131,425)	23,055
Financing activities	64,563	(11,233)	(5,890)	75,796	(5,343)
Effect of exchange rate changes on cash and cash equivalents	371	(918)	(365)	1,289	(553)
Net change in cash and cash equivalents	$(48,374)	$(8,384)	$(20,646)	$(39,990)	$12,262

Net Cash Provided by Operating Activities

Cash flows provided by operating activities consisted of net income, adjusted for certain non-cash items which primarily consisted of depreciation and amortization, stock-based compensation expense, amortization of acquired intangible expense, amortization of costs capitalized to obtain revenue contracts, net accretion of discounts on short-term investments, and net change in operating assets and liabilities.

We expect cash from our operating activities to fluctuate due to the level of our business activities, the timing of billings and payments terms as set forth in our agreements with our customers, the timing of cash disbursements to our vendors and settlement of other liabilities. Net cash flows provided by operating activities were $24.1 million for the year ended December 31, 2025, compared to $9.7 million for the year ended December 31, 2024. The increase in cash flows provided by operating activities between the periods was driven primarily by higher cash collections from customers driven by revenue growth, partially offset by (i) an increase in bonus payments under the Company’s bonus plan, (ii) increases in payments of personnel-related costs and vendor invoices, including business acquisition-related costs, and (iii) payments of interest related to bank loans.

Net Cash Used in Investing Activities

Net cash used in investing activities was $137.4 million for the year ended December 31, 2025, compared to $5.9 million for the year ended December 31, 2024.

For the year ended December 31, 2025, net cash used in investing activities primarily related to (i) $129.7 million payments for the acquisition of SecureWise, net of cash acquired, (ii) $32.8 million purchases and prepayments of property and equipment primarily related to our DirectScan systems, and (iii) $2.9 million purchases of short-term investments, partially offset by $27.5 million proceeds from maturities and sales of short-term investments, and $0.6 million recovery from previously written-off property and equipment.

For the year ended December 31, 2024, cash used in investing activities primarily related to purchases of short-term investments of $54.3 million, purchases of and prepayments for property and equipment of $17.8 million primarily related to our DirectScan systems, and the purchase of a convertible promissory note of $2.0 million, partially offset by proceeds from maturities and sales of short-term investments of $68.1 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $64.6 million for the year ended December 31, 2025, compared to net cash used in financing activities of $11.2 million for the year ended December 31, 2024.

For the year ended December 31, 2025, net cash provided by financing activities primarily consisted of $69.6 million proceeds from long-term debt, net of debt discount, that was used in financing the acquisition of SecureWise, and $4.2 million proceeds from our employee stock purchase plan and exercise of stock options, partially offset by (i) $6.2 million in cash payments for taxes related to net share settlement of equity awards, (ii) $1.9 million repayment of long-term debt, (iii) $0.9 million payments of debt issuance costs, and (iv) $0.2 million repurchases of our common stock.

For the year ended December 31, 2024, net cash used in financing activities primarily consisted of $8.5 million in cash payments for taxes related to net share settlement of equity awards and $6.9 million for the repurchase of shares of our common stock, partially offset by $4.2 million of proceeds from our employee stock purchase plan and exercise of stock options.

Off-Balance Sheet Agreements

As of December 31, 2025, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.

Related Party Transactions

See Note 15, “Strategic Partnership Agreement with Advantest and Related Party Transactions” of the Notes to Consolidated Financial Statements (Item 8 of Part II of this Annual Report on Form 10‑K) for a discussion on related party transactions between the Company and Advantest.

Contractual Obligations

The following table summarizes the total amounts due in future periods under our debt agreements at nominal value, operating lease obligations and other known contractual obligations as of December 31, 2025 (in thousands):

	Payments Due by Period
						2031 and
	2026	2027	2028	2029	2030	Thereafter	Total
Debt obligations (1)	$2,500	$2,500	$2,500	$2,500	$58,125	$—	$68,125
Interest on debt obligations	4,043	3,893	3,753	3,592	633	—	15,914
Operating lease obligations (1)	2,218	2,126	1,357	357	283	95	6,436
Purchase obligations (2)	41,402	13,298	10,527	82	—	—	65,309
Total (3)	$50,163	$21,817	$18,137	$6,531	$59,041	$95	$155,784

(1)	See Note 6, “Leases” and Note 7, “Debt” of the Notes to Consolidated Financial Statements (Item 8 of Part II of this Annual Report on Form 10‑K) for further discussion.

(2)	Purchase obligations consist of agreements to purchase goods and services entered in the ordinary course of business.

(3)

The contractual obligation table above excludes liabilities for uncertain tax positions of $3.2 million, which are not practicable to assign to any particular years due to the inherent uncertainty of the tax positions. See Note 11, “Income Taxes” of the Notes to Consolidated Financial Statements (Item 8 of Part II of this Annual Report on Form 10‑K) for further discussion.

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

As of December 31, 2025, we had cash and cash equivalents of $42.2 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect as of December 31, 2025, would cause the fair value of our investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations.

As of December 31, 2025, and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure to any financial institution by evaluating the creditworthiness of the financial institutions with which we invest and investing through more than one financial institution.

We are exposed to interest rate risk through our variable rate debt. As of December 31, 2025, we had $68.1 million of debt that is subject to variable interest rates that are based on the daily simple secured overnight financing rate (“SOFR”) or an alternate base rate. Refer to Note 7, “Debt” of the Notes to Consolidated Financial Statements (Item 8 of Part II of this Annual Report on Form 10‑K) for details relating to the debt. If the rates were to increase by 100 basis points from the rates in effect as of December 31, 2025, our interest expense on the variable rate debt would increase by an average of $0.4 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous, while SOFR changes regularly. We do not currently hedge our interest rate risks but may determine to do so in the future. We will continue to monitor our exposure to interest rate risk.

Foreign Currency and Exchange Risk. Certain of our cash balances, receivables and payables for our international offices are denominated in the local currency, including the Euro, Yen, Chinese Yuan, New Taiwan Dollar and Canadian Dollar. Therefore, some of our activities including a portion of our revenues and operating expenditures are subject to foreign currency risks. We also have intercompany transactions with and between certain of our subsidiaries of differing functional currencies, resulting in foreign transaction gains or losses based on our period-end exchange rates. Due to potential volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. During the years ended December 31, 2025, 2024 and 2023, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PDF Solutions, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PDF Solutions, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2026 expressed an unqualified opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company derives revenue from Platform and Volume-based revenue. Contracts with customers can include various combinations of licenses, subscriptions, products and services, some of which are distinct and are accounted for as separate performance obligations. Significant judgment is exercised by the Company in determining revenue recognition for customer agreements, including determining whether licenses, subscriptions and services are distinct performance obligations, determining the standalone selling price (“SSP”) attributed to each performance obligation, establishing the pattern of delivery for each distinct performance obligation and estimating variable consideration when determining the amount of revenue to recognize. In addition, for revenue under project-based contracts for fixed-price services, revenue is recognized as services are performed using a percentage-of-completion (“POC”) method based on costs or the labor-hours input method.

Estimated costs to complete each contract are based on i) future labor and product costs and ii) expected productivity efficiencies. Changes in these estimates can have a material effect on revenue recognized and/or the related costs. Finally, the Company recognizes Gainshare revenue in the same period in which the usage occurs. The Company accrues the related revenue based on estimates of customers’ underlying sales achievements. These estimates are based on historical data, trends, seasonality, changes in contract rate, knowledge of changes in the industry and changes in the customer’s manufacturing environment learned through discussions with customers and sales personnel.

The principal audit considerations for our determination that performing procedures related to the Company’s revenue recognition for customer agreements is a critical audit matter are the significant amount of judgment required by management in this process. Significant judgment is required in determining SSP as the Company rarely licenses software on a standalone basis, so the Company is required to estimate the range of SSPs for each performance obligation, which in turn leads to significant auditor judgment, subjectivity and effort in performing audit procedures in assessing the allocation of SSPs to performance obligations. In addition, significant judgment is required in determining the total estimated contract costs for fixed-price contracts, which in turn leads to significant auditor judgment, subjectivity and effort in performing audit procedures and in evaluating audit evidence relating to the total estimated contract costs. Significant judgment is also required in recording Gainshare revenue in the same period in which the usage occurs. The Company generally does not receive acknowledgment reports from customers during a given quarter, so the Company is required to accrue the related revenue based on estimates of customers’ underlying sales achievements, which in turn leads to significant auditor judgment, subjectivity and effort in evaluating the reasonableness of these estimates based on historical data, trends, seasonality and other factors.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls related to (1) the identification of distinct performance obligations and data used to establish SSP for licenses, subscriptions, products and services, (2) project estimates to completion for fixed-fee arrangements accounted for under POC and (3) estimates of Gainshare revenue accrual and subsequent true-ups. These procedures also included, among others, evaluating management’s significant accounting policies related to these customer agreements for reasonableness. In addition, for a sample of customer agreements, we obtained and read contract source documents, including master agreements and other documents that were part of the agreement, tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations and variable consideration, assessed the terms in the customer agreements and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions and tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements. In addition, we evaluated the reasonableness of management’s estimates of SSP for projects and services that are not sold separately and, where applicable, costs to complete for project-based contracts for fixed-price services and customers’ underlying achievements for Gainshare revenue.

/s/ BPM LLP

We have served as the Company’s auditor since 2018.

San Jose, California

February 24, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PDF Solutions, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PDF Solutions, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2025 and 2024 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”) of the Company, and our report dated February 24, 2026, expressed an unqualified opinion on those consolidated financial statements.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BPM LLP

San Jose, California

February 24, 2026

PDF SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$42,220	$90,594
Short-term investments	—	24,291
Accounts receivable, net of allowance for credit losses	82,938	73,649
Prepaid expenses and other current assets	38,735	17,445
Total current assets	163,893	205,979
Property and equipment, net	81,609	48,465
Operating lease right-of-use assets, net	4,778	4,029
Goodwill	95,005	14,953
Intangible assets, net	52,194	12,307
Deferred tax assets, net	69	43
Other non-current assets	21,149	29,513
Total assets	$418,697	$315,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,076	$8,255
Accrued compensation and related benefits	22,437	16,855
Accrued and other current liabilities	8,719	8,752
Operating lease liabilities – current portion	1,982	1,675
Deferred revenues – current portion	19,441	25,005
Current portion of long-term debt, net	2,236	—
Total current liabilities	71,891	60,542
Long-term income taxes	4,273	2,915
Operating lease liabilities – non-current portion	3,838	3,504
Long-term debt, net	64,763	—
Other non-current liabilities	2,910	2,291
Total liabilities	147,675	69,252
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 51,726 and 50,717, respectively; shares outstanding 39,541 and 38,801, respectively	6	6
Additional paid-in capital	533,503	502,902
Treasury stock, at cost, 12,185 and 11,916 shares, respectively	(165,808)	(159,352)
Accumulated deficit	(94,628)	(93,988)
Accumulated other comprehensive loss	(2,051)	(3,531)
Total stockholders’ equity	271,022	246,037
Total liabilities and stockholders’ equity	$418,697	$315,289

See Accompanying Notes to Consolidated Financial Statements.

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Platform	$181,025	$157,166	$147,509
Volume-based	37,999	22,299	18,326
Total revenues	219,024	179,465	165,835

Costs and Expenses:
Costs of revenues	60,623	54,144	51,749
Research and development	64,234	53,566	50,736
Selling, general, and administrative	84,736	69,924	62,216
Amortization of acquired intangible assets	3,584	896	1,285
Income (loss) from operations	5,847	935	(151)
Interest expense	(3,955)	—	—
Interest income and other, net	1,309	5,644	5,020
Income before income tax expense	3,201	6,579	4,869
Income tax expense	(3,841)	(2,522)	(1,764)
Net income (loss)	$(640)	$4,057	$3,105

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	1,489	(1,143)	148
Change in unrealized loss related to available-for-sale debt securities, net of tax	(9)	(1)	15
Total other comprehensive income (loss)	1,480	(1,144)	163
Comprehensive income	$840	$2,913	$3,268

Net income (loss) per share:
Basic	$(0.02)	$0.11	$0.08
Diluted	$(0.02)	$0.10	$0.08

Weighted average common shares used to calculate net income (loss) per share:
Basic	39,317	38,602	38,015
Diluted	39,317	39,047	38,937

See Accompanying Notes to Consolidated Financial Statements.

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, January 1, 2023	37,431	$6	$447,415	11,182	$(133,709)	$(101,150)	$(2,550)	$210,012
Shares issued under equity plans	879	—	4,324	—	—	—	—	4,324
Shares withheld for taxes related to shares issued under equity plans	—	—	—	257	(9,471)	—	—	(9,471)
Repurchase of common stock	(21)	—	—	21	(743)	—	—	(743)
Stock-based compensation expense	—	—	21,556	—	—	—	—	21,556
Comprehensive income	—	—	—	—	—	3,105	163	3,268
Balances, December 31, 2023	38,289	6	473,295	11,460	(143,923)	(98,045)	(2,387)	228,946
Shares issued under equity plans	714	—	4,196	—	—	—	—	4,196
Shares withheld for taxes related to shares issued under equity plans	—	—	—	254	(8,530)	—	—	(8,530)
Repurchase of common stock	(202)	—	—	202	(6,899)	—	—	(6,899)
Stock-based compensation expense	—	—	25,411	—	—	—	—	25,411
Comprehensive income (loss)	—	—	—	—	—	4,057	(1,144)	2,913
Balances, December 31, 2024	38,801	6	502,902	11,916	(159,352)	(93,988)	(3,531)	246,037
Shares issued under equity plans	753	—	4,244	—	—	—	—	4,244
Shares withheld for taxes related to shares issued under equity plans	—	—	—	256	(6,212)	—	—	(6,212)
Repurchase of common stock	(13)	—	—	13	(244)	—	—	(244)
Stock-based compensation expense	—	—	26,357	—	—	—	—	26,357
Comprehensive income (loss)	—	—	—	—	—	(640)	1,480	840
Balances, December 31, 2025	39,541	$6	$533,503	12,185	$(165,808)	$(94,628)	$(2,051)	$271,022

See Accompanying Notes to Consolidated Financial Statements.

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(640)	$4,057	$3,105
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	25,925	25,047	21,484
Depreciation and amortization	4,085	3,628	4,986
Amortization of acquired intangible assets	7,255	3,231	3,551
Amortization of costs capitalized to obtain revenue contracts	3,155	2,674	2,142
Net accretion of discounts on short-term investments	(279)	(1,542)	(1,174)
Loss on damaged equipment in-transit, net of (recovery) from previously written-off property and equipment	(641)	586	—
Deferred taxes	895	(74)	(108)
Other	(103)	2,386	(198)
Changes in operating assets and liabilities:
Accounts receivable	(6,343)	(28,800)	(2,748)
Prepaid expenses and other current assets	(16,361)	(2,033)	(7,329)
Operating lease right-of-use assets	1,589	1,580	1,205
Other non-current assets	6,574	(3,577)	(4,166)
Accounts payable	4,882	2,791	(2,145)
Accrued compensation and related benefits	5,255	2,288	(2,188)
Accrued and other liabilities	(2,630)	1,780	110
Deferred revenues	(6,866)	(2,629)	(640)
Operating lease liabilities	(1,699)	(1,690)	(1,287)
Net cash provided by operating activities	24,053	9,703	14,600
Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	27,498	68,125	43,800
Purchases of short-term investments	(2,937)	(54,331)	(59,598)
Purchase of convertible promissory note	—	(2,000)	—
Purchases of property and equipment	(32,631)	(17,155)	(11,236)
Prepayment for the purchase of property and equipment	(214)	(630)	(89)
Proceeds from sale and recovery from previously written-off property and equipment	641	55	105
Purchases of intangible assets	—	—	(150)
Payment for business acquisition, net of cash acquired	(129,718)	—	(1,823)
Net cash used in investing activities	(137,361)	(5,936)	(28,991)
Cash flows from financing activities:
Proceeds from long-term debt, net of debt discount	69,550	—	—
Payments of debt issuance costs	(900)	—	—
Repayments of long-term debt	(1,875)	—	—
Proceeds from exercise of stock options and employee stock purchase plan	4,244	4,196	4,324
Payments for taxes related to net share settlement of equity awards	(6,212)	(8,530)	(9,471)
Repurchases of common stock	(244)	(6,899)	(743)
Net cash provided by (used in) financing activities	64,563	(11,233)	(5,890)

Effect of exchange rate changes on cash and cash equivalents	371	(918)	(365)
Net change in cash and cash equivalents	(48,374)	(8,384)	(20,646)
Cash and cash equivalents at beginning of year	90,594	98,978	119,624
Cash and cash equivalents at end of year	$42,220	$90,594	$98,978

Continued on next page.

PDF SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash payments for:
Income taxes	$2,701	$2,562	$3,783
Amounts included in the measurement of operating lease liabilities	$1,960	$1,784	$1,648
Interest on long-term debt	$3,720	$—	$—

Supplemental disclosure of noncash information:
Prepayments for purchase of property and equipment transferred from prepaid assets to property and equipment	$505	$89	$66
Property and equipment received and accrued in accounts payable and accrued and other current liabilities	$12,291	$7,272	$1,599
Net carrying value of property and equipment sold and expensed in cost of revenues, and property and equipment transferred to sales-type leases and from other non-current assets, net	$3,242	$7,157	$8,076
Stock-based compensation capitalized as property and equipment	$432	$364	$72
Operating lease liabilities arising from obtaining right-of-use assets	$2,292	$718	$131

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

Reclassification

Certain immaterial prior period amounts have been reclassified to conform with current period presentation with no effect on previously reported total assets, total liabilities, stockholders' equity or net income.

Change in Presentation of Revenues

As the Company’s business has evolved to include revenue from a broader portfolio of products and services, as a result of organic and inorganic expansion, beginning with this Annual Report on Form 10-K, the Company updated its presentation of revenue categories. Previously, the Company presented revenue in two categories: Analytics and Integrated Yield Ramp. Analytics revenue was derived from the following offerings: licenses and services for on-premise software, software-as-a-service (“SaaS”), licenses and purchase contracts for DirectScan™ systems (formerly known as “DFI systems”), and Characterization Vehicle® systems that did not include performance incentives based on customers’ yield achievement. Integrated Yield Ramp revenue was comprised of all fees from the Company’s contracts that included any performance incentives based on customers’ yield achievement. The Company now presents revenue in the following categories: Platform and Volume-based. Platform revenue is derived from the Company's following offerings: licenses for software (other than Cimetrix® runtime licenses) and related software maintenance and technical support services; SaaS; engineering services; fixed fees associated with CV® systems; and licenses and purchase contracts for DirectScan systems. Volume-based revenue is derived from Cimetrix runtime licenses, secureWISE® data, and Gainshare. See Note 2, “Revenue from Contracts with Customers.”

The change in presentation of revenues does not change the Company’s total revenues or total costs of revenues. The following table presents reclassified historical amounts to conform to the current period’s presentation (in thousands):

	Year Ended December 31,
	2024			2023
	Previously Reported	Change in Presentation Reclassification	Current Presentation	Previously Reported	Change in Presentation Reclassification	Current Presentation
Revenues:
Analytics	$169,253	$(169,253)	$—	$152,085	$(152,085)	$—
Integrated Yield Ramp	10,212	(10,212)	—	13,750	(13,750)	—
Platform	N/A	157,166	157,166	N/A	147,509	147,509
Volume-based	N/A	22,299	22,299	N/A	18,326	18,326
	$179,465	$—	$179,465	$165,835	$—	$165,835

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these consolidated financial statements include revenue recognition, the estimated useful lives of property and equipment and intangible assets, assumptions made in analysis of allowance for credit losses, fair values of assets acquired and liabilities assumed in business combinations, impairment of goodwill and long-lived assets, valuation for deferred tax assets, and accounting for lease obligations, stock-based compensation expense, and income tax uncertainties and contingencies. From time to time, the Company may enter into contingent fee arrangements with external legal firms that may represent the Company in legal proceedings related to disputes. The Company’s policy is to accrue contingent legal fees when they are probable and reasonably estimable. Actual results could differ from those estimates and may result in material effects on the Company’s operating results and financial position.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. As of December 31, 2025 and 2024, and periodically throughout the year, the Company had cash balances in various operating accounts in excess of federally insured limits. The Company maintains its cash and cash equivalents with what it considers high credit quality financial institutions.

The Company primarily sells its products and services to companies in Asia, Europe, and North America within the semiconductor industry. As of December 31, 2025, two customers accounted for 64% of the Company’s gross accounts receivable and three customers accounted for 53% of the Company’s total revenues for 2025. As of December 31, 2024, four customers accounted for 57% of the Company’s gross accounts receivable and two customers accounted for 31% of the Company’s total revenues for 2024. One customer accounted for 35% of the Company’s revenues for 2023. See Note 13, “Customer and Geographic Information” for further details. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses.

The allowance for credit losses, which was based on management’s best estimates, could be adjusted in the near term from current estimates depending on actual experience. Such adjustments could be material to the consolidated financial statements.

Supplier Concentration

Some of the Company’s vendors provide highly specialized, differentiated products and services related to the Company’s DirectScan system and some licensors provide key enabling software for the Company’s products and services. In the event any of these suppliers delay or discontinue providing such products and services to the Company, it may be difficult for the Company to replace such suppliers, software, or parts in a timely manner or at all, which could delay or make impossible the Company’s ability to deliver or adequately support its software systems or to complete and deliver its DirectScan systems to its customers, and could negatively impact the Company’s future financial results of operations.

Cash, Cash Equivalents, and Investments

The Company considers all highly liquid investments with effective maturities of 90 days or less on the date of purchase to be cash equivalents. Investments with effective maturities greater than 90 days but less than one year are considered short-term investments, while investments with effective maturities greater than one year are considered long-term investments. The Company classifies its securities as available-for-sale investments and are carried at estimated fair value, with the unrealized gains and unrealized non-credit-related losses, net of tax, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized credit-related losses are recorded to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss) with a corresponding allowance for credit-related losses in the Consolidated Balance Sheets. Realized gains and losses are based on the specific identification method and are included as a component of interest income and other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company periodically reviews its investments for impairment. For investments in unrealized loss positions, the Company assesses whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if the Company neither intends to sell nor anticipates that it is more likely than not that it will be required to sell prior to recovery of the amortized cost basis. The Company considers factors such as the extent to which the market value has been less than the amortized cost basis, any noted failure of the issuer to make scheduled interest or principal payments, changes to the rating of the security by a rating agency and other relevant credit-related factors in determining whether or not a credit loss exists. There was no allowance for credit-related losses on any of the Company’s investments recognized during the years ended December 31, 2025 and 2024.

Short-term investments consisted solely of U.S. Government securities and other current investments consisted of a non-marketable convertible promissory note. The cost of these securities approximated fair value and there was no material gross realized or unrealized gains or losses as of December 31, 2025 and 2024. See Note 14, “Fair Value Measurements” for further discussion on the Company’s investments.

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $1.5 million, $5.6 million and $5.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Accounts Receivable

Accounts receivable includes amounts that are unbilled at the end of the period that are expected to be billed and collected within a 12‑month period. Unbilled accounts receivable are determined on an individual contract basis. Unbilled accounts receivable, included in accounts receivable, totaled $44.8 million and $23.0 million as of December 31, 2025 and 2024, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12‑month period are recorded in other non-current assets and totaled $8.7 million and $9.0 million as of December 31, 2025 and 2024, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for credit losses is maintained for probable credit losses based upon the Company’s assessment of the expected collectibility of the accounts receivable. The allowance for credit losses is reviewed on a quarterly basis to assess the adequacy of the allowance.

The changes in allowance for credit losses are summarized below (in thousands):

			Deductions/
	Balance at		Write-offs	Balance at
	Beginning	Charged to	of Accounts	End of
	of Year	Expense (1)	Receivable	Year
2025	$890	$168	$(168)	$890
2024	$890	$—	—	$890
2023	$890	$20	$(20)	$890

(1)	Additions to the accounts receivable reserve for credit losses are charged to bad debt expense.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives (in years) of the related asset as follows:

Computer equipment	3
Software and capitalized software development cost	3-5
Furniture, fixtures, and equipment	5-10
Laboratory and test equipment	3-10
Leasehold improvements	Shorter of estimated useful life or term of lease

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

Leases

The Company has operating leases for administrative and sales offices, research and development laboratory and clean room. The Company recognizes long-term operating lease rights and commitments as operating lease right-of-use (“ROU”) assets and operating lease liabilities, respectively, in the Consolidated Balance Sheets. The Company elected to not separate lease and non-lease components for all of its leases.

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

The fair value of the Company’s stock options and purchase rights granted under employee stock purchase plan is estimated using the Black-Scholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and purchase rights granted under employee stock purchase plan. The expected life is based on historical experience and on the terms and conditions of the stock options granted and purchase rights granted under employee stock purchase plan. The interest rate assumption is based upon observed Treasury yield curve rates appropriate for the expected life of the Company’s stock options and purchase rights granted under employee stock purchase plan.

Income Taxes

The Company’s income tax expense comprises current tax liability and changes in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effect of future changes in tax laws or rates are not anticipated. Valuation allowances are provided to reduce deferred tax assets to an amount that in management’s judgment is more likely than not to be recoverable against future taxable income. No U.S. taxes are provided on earnings of non-U.S. subsidiaries, to the extent such earnings are deemed to be permanently invested. The Company’s income tax calculations are based on application of applicable U.S. federal and state or foreign tax laws. The Company’s tax filings, however, are subject to audit by the respective tax authorities. Accordingly, the Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due when such estimates are more likely than not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding for the period plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases in which the effect would be anti-dilutive. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, upon vesting of RSUs, contingently issuable shares for all periods and assumed issuance of shares under the Company’s employee stock purchase plan. No dilutive potential common shares are included in the computation of any diluted per share amount when a loss from continuing operations is reported by the Company.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency for the respective subsidiary. The assets and liabilities are translated at the period-end exchange rate, and Statements of Operations and Comprehensive Income (Loss) are translated at the average exchange rate during the year. Gains and losses resulting from foreign currency translations are included as a component of other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values at the date of the business combination. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, estimated replacement costs and future expected cash flows from acquired customers, acquired technology, acquired patents, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects the Company’s amortization expense, as acquired finite-lived intangible assets are amortized over their useful life, whereas any indefinite lived intangible assets, including in-process research and development, and goodwill, are not amortized but tested annually for impairment. During the measurement period, which is not to exceed one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Litigation

From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated, and recognizes gains related to litigation at the earlier of when the gain has been realized or when it is realizable in accordance with Financial Accounting Standards Board (“FASB”) requirements. See Note 8, “Commitments and Contingencies.”

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This ASU included amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company adopted this ASU on January 1, 2025 prospectively. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See required disclosures in Note 11, “Income Taxes.”

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In  July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. This ASU is effective for annual periods beginning after  December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the timing of the adoption and the impact of the new standard on the consolidated financial statements and related disclosures.

In  September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), related to accounting for internal-use software costs. The amendments in this ASU improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This ASU is effective for annual periods beginning after  December 15, 2027, including interim periods within those fiscal years, and permits prospective, modified prospective or retrospective adoption. The Company is currently evaluating the effects of this guidance on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which intends to improve the navigability of the guidance in Accounting Standards Codification (“ASC”) 270, Interim Reporting, and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. This ASU is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and permits prospective or full retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260, Earnings Per Share, retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Management has reviewed other recently issued accounting pronouncements issued or proposed by the FASB and does not believe any of these accounting pronouncements have had or will have a material impact on the consolidated financial statements.

2. REVENUE

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”). ASC 606 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. Revenue is recognized when control of products or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those promised products or services.

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

The Company enters into contracts that can include various combinations of licenses, products and services, some of which are distinct and are accounted for as separate performance obligations. For contracts with any combination of the Company’s products and services, distinct performance obligations are accounted for separately. For contracts with these multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation on a relative basis using the standalone selling price (“SSP”) attributed to each performance obligation. Revenue for each of these components is recognized as described below and reported as either Platform or Volume-based revenue.

Platform Revenue

Platform revenue is derived from the following primary offerings: licenses for software (other than Cimetrix runtime licenses) and related software maintenance and technical support services; SaaS; engineering services; fixed fees associated with CV systems; and licenses and purchase contracts for DirectScan systems.

Revenue from licenses for software, other than Cimetrix runtime licenses, is recognized depending on whether the license is perpetual or time-based. Perpetual (one-time charge) license software is recognized at the time of the inception of the arrangement when control transfers to the customers as the software license is considered as a separate performance obligation from the services offered by the Company. Revenue from time-based-licensed software is allocated to each performance obligation and is recognized either at a point in time or over time as follows. The license component is recognized at the time when control transfers to customers. Revenue from related software maintenance and technical support services, or post-contract support, is recognized over the contract term on a straight-line basis because the Company generally provides (i) support and (ii) certain software updates on a when-and-if available basis over the contract term.

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

Revenue from engineering services and fixed fees associated with CV systems (including Characterization services) is recognized primarily as services are performed, using a percentage of completion method based on costs or labor-hours inputs, whichever is the most appropriate measure of the progress towards completion of the contract. The estimation of percentage of completion method is complex and subject to many variables that require significant judgment. Please refer to the “Significant Judgments” section of this Note for further discussion. When a CV system engagement includes CV test chip designs that were previously developed by the Company and reused with only minimal rework or were previously developed by the Company and adapted to different customer applications with limited rework, the revenue allocated to these CV test chip designs is recognized when the rework is completed at a point in time upon delivery or contract signature, whichever is later. All revenue associated with other CV test chip designs are recognized over time using a percentage of completion method.

Revenue from purchase contracts for DirectScan systems is recognized at a point in time when the Company’s performance obligations have been completed, and the customer has accepted the product. Revenue from licenses for hardware is recognized depending on whether the Company classifies the contract as an operating or a sales-type lease. Where the customer controls the use of identified assets for a period of time defined in a contract, it will be classified as a sales-type lease if it meets certain criteria under ASC Topic 842, Leases, otherwise, it will be classified as an operating lease. Operating lease revenue is recognized on a straight-line basis over the lease term. Sales-type lease revenue and corresponding lease receivables are recognized at lease commencement based on the present value of the future lease payments, and related interest income on lease receivable is recognized over the lease term and recorded under Platform revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss). Payments under sales-type leases are discounted using the interest rate implicit in the lease. When the Company’s leases are embedded in contracts with customers that include non-lease performance obligations, the Company allocates consideration in the contract between lease and non-lease components based on their relative SSPs. Assets subject to operating leases are included in property and equipment and subject to depreciation. Assets subject to sales-type leases are derecognized from property and equipment, net at lease commencement and a net investment in the lease asset is recognized in prepaid expenses and other current assets and other non-current assets in the Consolidated Balance Sheets.

Volume-based Revenue

Volume-based revenue is derived from Cimetrix runtime licenses, secureWISE data, and Gainshare. Accordingly, this revenue typically fluctuates based on customers’ production tool shipments and deployment cycles, data transferred through the secureWISE network, and wafer manufacturing volume, as applicable.

Revenue from Cimetrix runtime licenses is recognized at a point in time when the software is delivered via issuance of a license file. Revenue from secureWISE data is recognized over the period the data transfer is incurred. Revenue from Gainshare is typically recognized at a point in time based on customers’ wafer manufacturing volumes. Please refer to the “Significant Judgments” section of this Note for discussion about the Company’s judgments and estimates pertaining to Gainshare revenue.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into categories which depict how the nature, amount, timing, uncertainty of revenue and cash flows are affected by economic factors, and how it could provide meaningful information to its management and investors.

The following table shows the percentage of total revenue that is classified as recurring and upfront for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Recurring revenue (1)	94%	81%	87%
Upfront revenue (2)	6%	19%	13%
Total	100%	100%	100%

(1)

Recurring revenue is comprised of revenue that either recurs on a regular schedule (e.g., SaaS and other services and time-based licenses) or is a type of revenue that generally has often re-occurred in the past (e.g., Cimetrix runtime licenses, secureWISE data, and Gainshare), and that is not Upfront revenue. Though these types of revenue have re-occurred in the past, past events are not necessarily indicative of future results and no assurance can be provided that they will occur in the future.

(2)	Upfront revenue is comprised of revenue from Exensio perpetual licenses, certain CV test chip designs, and hardware-related sales-type leases or sales.

The following table shows revenues from contracts with customers from geographical regions, based on billing address of the customer (amounts in thousands):

	Year Ended December 31,
	2025		2024		2023
		Percentage		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues	Revenues	of Revenues
United States	$104,764	48%	$74,341	41%	$92,798	56%
Japan	39,287	18%	37,427	21%	10,465	6%
China	33,941	15%	22,102	12%	26,488	16%
Rest of the world	41,032	19%	45,595	26%	36,084	22%
Total revenue	$219,024	100%	$179,465	100%	$165,835	100%

International revenues accounted for approximately 52%, 59%, and 44% of total revenues for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company typically recognizes Gainshare revenue in the same period in which the usage occurs. Because the Company generally does not receive the acknowledgment reports from its customers during a given quarter within the time frame necessary to adequately review the reports and include the actual amounts in quarterly results for such quarter, the Company accrues the related revenue based on estimates of customers underlying sales achievement. The Company’s estimation process can be based on historical data, trends, seasonality, changes in the contract rate, knowledge of the changes in the industry and changes in the customer’s manufacturing environment learned through discussions with customers and sales personnel. As a result of accruing revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true-up revenue to the actual amounts reported.

Contract Balances

The Company performs its obligations under a contract with a customer by licensing software or providing services in exchange for consideration from the customer. The timing of the Company’s performance often differs from the timing of the customer’s payment, which results in the recognition of a receivable, a contract asset or a contract liability.

The Company classifies the right to consideration in exchange for software or services transferred to a customer as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional, as compared to a contract asset, which is a right to consideration that is conditional upon factors other than the passage of time. The majority of the Company’s contract assets represent unbilled amounts related to fixed-price service contracts when the revenue recognized exceeds the amount billed to the customer. The $7.4 million increase in contract assets as of December 31, 2025 compared to December 31, 2024 was primarily due to revenue recognized in 2025 for which the payment is subject to conditions other than the passage of time.

The contract assets are generally classified as current and are recorded on a net basis with deferred revenues (i.e. contract liabilities) at the contract level. The contract assets consisted of the following (in thousands):

	December 31,
	2025	2024
Current (included in Prepaid expenses and other current assets)	$11,267	$3,224
Non-current (included in Other non-current assets)	—	617
Total contract assets	$11,267	$3,841

There was no asset impairment charge related to contract assets for the years presented.

Deferred revenues and billings in excess of recognized revenues consist substantially of amounts invoiced in advance of revenue recognition and are recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as current deferred revenues and the remaining portion is recorded in other non-current liabilities in the Consolidated Balance Sheets. The $6.2 million decrease in contract liabilities as of December 31, 2025 compared to December 31, 2024 was primarily driven by revenue recognized in 2025, partially offset by new billing from products and services from which there are unsatisfied performance obligations to customers, and revenue had not yet been recognized as of December 31, 2025, and increase in deferred revenue from the acquisition of SecureWise.

Deferred revenues were as follows (in thousands):

	December 31,
	2025	2024
Current	$19,441	$25,005
Non-current (included in Other non-current liabilities)	865	1,512
Total deferred revenues	$20,306	$26,517

Additional information related to deferred revenues was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue recognized that was included in the deferred revenues and billings in excess of recognized revenues balances at the beginning of each year	$24,717	$27,654	$24,776

As of December 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was $254.2 million. Given the applicable contract terms with customers, the majority of this amount is expected to be recognized as revenue over the next two years, with the remainder recognized thereafter. This amount does not include significant contracts to which the customer is not committed, future sales-based or usage-based royalty payments in exchange for a license of IP, and future payments for performance obligations from on-demand arrangements. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications, or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to the scope, change in timing of delivery of products and services, or contract modifications.

The adjustment to revenue recognized for the years ended December 31, 2025, 2024 and 2023 from performance obligations satisfied (or partially satisfied) in previous periods were increases of $0.2 million, $2.5 million, and $3.7 million, respectively. These amounts primarily represent changes in estimated percentage-of-completion based contracts and changes in actual versus estimated Gainshare revenue.

Costs to Obtain or Fulfill a Contract

The Company capitalizes the incremental costs to obtain or fulfill a contract with a customer, including direct sales commissions and related fees, when it expects to recover those costs. The Company determined the period of benefit by taking into consideration the terms of its customer contracts, generally, from one to five years. Amortization expense related to these capitalized costs is recognized over the period associated with the revenue from which the cost was incurred.

Total capitalized direct sales commission costs were as follows (in thousands):

	December 31,
	2025	2024
Current (included in Prepaid expenses and other current assets)	$2,489	$2,929
Non-current (included in Other non-current assets)	3,395	2,385
Total capitalized direct sales commission costs	$5,884	$5,314

The amortization of capitalized direct sales commission costs were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Amortization of capitalized direct sales commission costs	$3,155	$2,674	$2,142

There was no impairment loss related to the capitalized direct sales commission costs for the years presented.

Practical Expedients

The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component for the years ended December 31, 2025, 2024 and 2023.

3. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

Prepaid and other current assets were as follows (in thousands):

	December 31,
	2025	2024
Net investments in sales-type leases - current portion (1)	$14,248	$4,526
Contract assets (2)	11,267	3,224
Prepaid expense	6,595	5,824
Costs capitalized to obtain revenue contracts (3)	2,489	2,929
Other	4,136	942
Total prepaid expenses and other current assets	$38,735	$17,445

(1)	See Note 5, “Other Non-Current Assets.”

(2)	See “Contract Balances” section of Note 2, “Revenue from Contracts with Customers.”

(3)	See “Costs to Obtain or Fulfill a Contract” section of Note 2, “Revenue from Contracts with Customers.”

Property and Equipment

Property and equipment were as follows (in thousands):

	December 31,
	2025	2024
Computer equipment	$14,547	$10,799
Software and capitalized software development cost	10,408	5,617
Furniture, fixtures, and equipment	2,668	2,529
Leasehold improvements	7,033	6,691
Laboratory and other equipment	6,737	5,734
Test equipment	33,268	22,680
Property and equipment in progress:
DirectScan system assets	49,184	34,935
CV system and other assets	8,621	6,431
Total property and equipment	132,466	95,416
Less: Accumulated depreciation and amortization	(50,857)	(46,951)
Total property and equipment, net	$81,609	$48,465

Test equipment mainly includes DirectScan systems and CV systems assets at customer sites that are contributing to revenue. Property and equipment in progress represent the development or construction of property and equipment that have not yet been placed in service for the Company’s intended use and are not depreciated.

Depreciation and amortization expense for the years ended December 31, 2025, 2024 and 2023 were $4.1 million, $3.6 million, and $5.0 million, respectively.

Accrued and other current liabilities

Accrued and other current liabilities were as follows (in thousands):

	December 31,
	2025	2024
Accrued expenses	$7,061	$7,156
Accrued income taxes	297	365
Other	1,361	1,231
Total accrued and other current liabilities	$8,719	$8,752

4. GOODWILL AND INTANGIBLE ASSETS

The Company completed the acquisition of SecureWise LLC (“SecureWise”) on March 7, 2025. See Note 16, “Business Combination” for additional information related to the goodwill and intangible assets added from this acquisition.

The changes in goodwill were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Balance at the beginning of year	$14,953	$15,029
Addition	81,686	—
Measurement period acquisition adjustment	(1,677)	—
Foreign currency translation adjustment	44	(76)
Balance at the end of year	$95,005	$14,953

Intangible assets were as follows (in thousands):

		December 31, 2025			December 31, 2024
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired intangible assets:
Customer relationships	1 - 13	$38,404	$(10,034)	$28,370	$9,499	$(7,866)	$1,633
Developed technology	4 - 9	46,215	(28,466)	17,749	34,566	(24,601)	9,965
Tradename and trademarks	2 - 10	8,198	(2,267)	5,931	1,598	(1,120)	478
Patent	6 - 10	2,100	(1,956)	144	2,100	(1,869)	231
Noncompetition agreements	3	848	(848)	—	848	(848)	—
Total		$95,765	$(43,571)	$52,194	$48,611	$(36,304)	$12,307

The weighted average amortization period for acquired identifiable intangible assets was 8.6 years as of December 31, 2025. The amortization expense related to intangible assets was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Amortization of acquired technology (included in costs of revenues)	$3,671	$2,335	$2,266
Amortization of acquired intangible assets (presented separately under costs and expenses)	3,584	896	1,285
Total amortization expense	$7,255	$3,231	$3,551

The estimated future amortization expense of acquired intangible assets were as follows (in thousands):

Year Ending December 31,	Amount
2026	$8,098
2027	7,945
2028	7,640
2029	5,954
2030	4,511
2031 and thereafter	18,046
Total future amortization expense	$52,194

There were no impairment charges for goodwill and intangible assets for the years ended December 31, 2025, 2024 and 2023.

5. OTHER NON-CURRENT ASSETS

Other non-current assets were as follows (in thousands):

	December 31,
	2025	2024
Unbilled accounts receivable (1)	$8,719	$8,983
Costs capitalized to obtain revenue contracts (2)	3,395	2,385
Contract assets (2)	—	617
Net investments in sales-type leases (3)	7,588	13,226
Other	1,447	4,302
Total other non-current assets	$21,149	$29,513

(1)	See “Accounts Receivable” section of Note 1, “Description of Business and Summary of Significant Accounting Policies.”

(2)	See Note 2, “Revenue from Contracts with Customers.”

(3)

The Company had net investments in sales-type leases for its DirectScan system and CV system assets. The following table summarizes the components of the net investments in sales-type leases in the Consolidated Balance Sheets (in thousands):

	December 31,
	2025	2024
Present value of lease receivables	$10,890	$13,238
Less: Contract liability	—	(3,235)
Net lease receivables	10,890	10,003
Unguaranteed residual assets	10,946	7,749
Total net investments in sales-type leases	$21,836	$17,752
Reported as:
Current (included in Prepaid expenses and other current assets)	$14,248	$4,526
Non-current (included in Other non-current assets)	7,588	13,226
Total net investments in sales-type leases	$21,836	$17,752

Maturities of leases payments under sales-type leases as of  December 31, 2025 were as follows (in thousands):

Year Ending December 31,	Amount
2026	$8,802
2027	2,100
2028	10
2029	10
2030 and thereafter	36
Total future sales-type lease payments	10,958
Less: Implied interest (1)	(68)
Present value of lease receivables	$10,890

(1)	Calculated using the rate implicit in the lease determined for each lease.

There was no allowance for credit losses on lease receivables as of December 31, 2025 and 2024. The Company’s ongoing risk management strategy for residual assets includes performing regular reviews of estimated residual values.

6. LEASES

Lease expense was comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease expense	$1,790	$1,577	$1,534
Short-term lease and variable lease expense (1)	730	1,049	923
Total lease expense	$2,520	$2,626	$2,457

(1)

Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease expense for the periods presented primarily included common area maintenance charges.

Supplemental information related to operating leases were as follows:

	December 31,
	2025	2024
Weighted average remaining lease term under operating leases (in years)	3.2	3.3
Weighted average discount rate for operating lease liabilities	6.2%	6.0%

Maturity of operating lease liabilities as of  December 31, 2025 were as follows (in thousands):

Year Ending December 31,	Amount
2026	$2,218
2027	2,126
2028	1,357
2029	357
2030	283
2031 and thereafter	95
Total future minimum lease payments	6,436
Less: Interest (1)	(616)
Present value of future minimum lease payments under operating lease liabilities	$5,820
Reported as of December 31, 2025:
Operating lease liabilities – current	$1,982
Operating lease liabilities – non-current	3,838
Total operating lease liabilities	$5,820

(1)	Calculated using incremental borrowing interest rate for each lease.

7. DEBT

Long-term debt was as follows (in thousands):

December 31,
2025
Term loan	$23,125
Revolving credit facility	45,000
Total debt (principal amount)	68,125
Unamortized debt discount and issuance costs	(1,126)
Total debt, net of unamortized debt discount and issuance costs	$66,999
Reported as:
Current portion of long-term debt, net	$2,236
Long-term debt, net	64,763
Total debt, net	$66,999

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

Borrowings under the Credit Facilities will accrue interest at rates equal, at the Company’s election, to (i) the alternate base rate, which is defined as the highest of (a) the federal funds effective rate in effect from time to time plus 0.50%, (b) the prime commercial lending rate in effect from time to time, and (c) the daily simple secured overnight financing rate (“SOFR”) plus 1.00% or (ii) SOFR, plus, in each case, the applicable margin. The applicable margin for the Revolving Credit Facility borrowings bearing interest at the alternate base rate ranges from 1.00% to 1.75%, and the applicable margin for Revolving Credit Facility borrowings bearing interest based on the SOFR ranges from 2.00% to 2.75%, in each case, based on the Company’s consolidated total net leverage ratio as of the most recently ended fiscal quarter. The applicable margin for Term Loan borrowings bearing interest at the alternate base rate ranges from 1.00% to 1.75%, and the applicable margin for Term Loan borrowings bearing interest based on the SOFR ranges from 2.00% to 2.75%, in each case, based on the Company’s consolidated total net leverage ratio as of the most recently ended fiscal quarter. The Company will pay an annual commitment fee during the term of the Credit Agreement at a rate per annum equal to 0.50% for any undrawn portion of the Revolving Credit Facility. The Company’s weighted average annual interest rate on its outstanding debt was 6.47% for the year ended December 31, 2025.

The Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants. Negative covenants include, among others, restrictions on the incurrence of debt, the incurrence of liens, the making of investments and distributions, dividends, and stock buy-backs. In addition, the Credit Agreement requires that the Company maintain a consolidated total net leverage ratio of not greater than 3.00 to 1.00, and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of December 31, 2025, the Company was in compliance with the covenants contained in the Credit Agreement.

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

The Company used the amounts borrowed under the Credit Facilities to finance, in part, the purchase price paid for the acquisition of SecureWise. See Note 16, “Business Combination.”

Future Payments on Total Debt

As of December 31, 2025, the estimated future principal payments of the total long-term debt were as follows (in thousands):

Year Ending December 31,	Amount
2026	$2,500
2027	2,500
2028	2,500
2029	2,500
2030	58,125
Total future principal payments of long-term debt	$68,125

8. COMMITMENTS AND CONTINGENCIES

Strategic Partnership with Advantest

See Note 15, “Strategic Partnership Agreement with Advantest and Related Party Transactions” for the discussion about the Company’s commitments under the strategic partnership with Advantest.

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

The Company’s standard product warranty terms for the sale of its DirectScan system product generally include post-sales support and repairs or replacement of a product at no additional charge for a contractually agreed period of time. The standard warranty reserve is based on estimated total expected costs to fulfill our warranty obligation based on best available information as of the reporting date. The standard warranty reserve was nil and immaterial as of December 31, 2025 and 2024, respectively.

Purchase Obligations

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of December 31, 2025, total outstanding purchase obligations were $65.3 million, the majority of which are due within the next 2 years.

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

Litigation

From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. As of December 31, 2025, except as disclosed below, the Company was not party to any material legal proceedings.

On May 6, 2020, the Company initiated an arbitration proceeding with the Hong Kong International Arbitration Center (the “Tribunal”) against SMIC New Technology Research & Development (Shanghai) Corporation (“SMIC”) due to SMIC’s failure to pay fees due to the Company under a series of contracts. The Company sought to recover the unpaid fees, a declaration requiring SMIC to pay fees under the contracts in the future (or a lump sum payment to end the contract), and costs associated with bringing the arbitration proceeding. SMIC denied liability and an arbitration hearing was held in February 2023. On November 12, 2025, the Tribunal issued a confidential arbitration award (the “Award”), which is in favor of the Company. The Company is separately pursuing an award as to costs. No payments under the Award have been received by the Company to date and in February 2026, SMIC filed an application with the High Court of Hong Kong seeking to set the Award aside. The Company believes the set aside application is without merit and intends to defend it, and is pursuing judicial enforcement of the Award. There can be no assurances that the Company will receive all or any part of the Award. Accordingly, no amounts have been recognized in connection with the Award as of  December 31, 2025.

9. STOCKHOLDERS’ EQUITY

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

On April 15, 2024, the Board of Directors adopted a stock repurchase program (the “2024 Program”) to repurchase up to $40.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. During the year ended December 31, 2025, 12,500 shares were repurchased by the Company under the 2024 Program at an average price of $19.55 per share for an aggregate total price of $0.2 million. As of  December 31, 2025, approximately $39.8 million remained available under the 2024 Program authorization.

10. EMPLOYEE BENEFIT PLANS

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

The Company estimated the fair value of purchase rights granted under the 2021 Purchase Plan during the year using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Year Ended December 31,
	2025	2024	2023
Expected life (in years)	1.25	1.25	1.25
Volatility	44.70%	40.97%	43.66%
Risk-free interest rate	4.07%	4.61%	5.15%
Expected dividend	—	—	—
Weighted average fair value of purchase rights granted during the period	$8.78	$10.91	$15.71

For the years ended December 31, 2025, 2024 and 2023, a total of 197,414, 155,828, and 223,608 shares, respectively, were issued under the 2021 Purchase Plan, at a weighted average purchase price of $21.08 per share, $26.14 per share, and $17.4 per share, respectively. As of December 31, 2025, unrecognized compensation cost related to the 2021 Purchase Plan was $2.8 million, which is expected to be recognized over a weighted average period of 1.6 years.

As of December 31, 2025, 641,067 shares were available for future issuance under the 2021 Purchase Plan.

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

As of December 31, 2025, 15.9 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 3.2 million shares were available for future grant. The number of shares reserved and available under the 2011 Plan includes 0.5 million shares that were subject to awards previously made under the 2001 Plan and were forfeited, expired or repurchased by the Company after the adoption of the 2011 Plan through December 31, 2025. As of December 31, 2025, there were no outstanding awards granted outside of the 2011 Plan.

The Company estimated the fair value of share-based awards granted under the 2011 Plan during the period using the Black-Scholes-Merton option-pricing model. There were no stock options granted during the years ended December 31, 2025, 2024 and 2023.

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

Stock-based compensation expenses related to the Company’s stock plans and employee stock purchase plans were allocated as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Costs of revenues	$5,252	$5,087	4,169
Research and development	9,460	8,958	7,711
Selling, general, and administrative	11,213	11,002	9,604
Total stock-based compensation expense	$25,925	$25,047	$21,484

Restricted Stock Units Activity

Nonvested restricted stock units were as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)	Per Share
Nonvested, January 1, 2025	1,885	$33.14
Granted	1,009	22.12
Vested	(805)	29.57
Forfeited	(84)	31.69
Nonvested, December 31, 2025	2,005	$29.08

The weighted average grant date fair values of restricted stock units granted for the years ended December 31, 2025, 2024 and 2023 were $22.12, $35.30, and $43.46, respectively.

Additional information related to restricted stock units were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total fair value of restricted stock units vested	$19,421	$26,963	$32,786

As of December 31, 2025, there was $44.6 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 2.6 years. Restricted stock units do not have rights to dividends prior to vesting.

Stock Options Activity

As of  December 31, 2025, the outstanding and exercisable stock options totaled 19,636 shares, with a weighted average exercise price of $16.68 per share, aggregate intrinsic value of $0.2 million, and weighted average remaining contractual term of 3.1 years. During the year ended December 31, 2025, there were no stock option grants and stock option exercises were immaterial.

The total intrinsic value of options exercised during the years ended  December 31, 2025, 2024 and 2023 was $0.1 million, $0.2 million and $0.6 million, respectively. Total fair value of stock options vested was nil during the year ended December 31, 2025, and immaterial during the years ended December 31, 2024 and 2023. As of  December 31, 2025, there was no remaining unrecognized compensation cost related to unvested stock options.

401(k) Savings Plan

The Company sponsors a 401(k) Retirement Savings Plan (the “401(k) Plan”) covering substantially all of its U.S. employees. The Company’s 401(k) Plan is a defined contribution plan with a 401(k) salary deferral arrangement qualified under appropriate provisions of the Internal Revenue Code (the “Code”) and applicable state laws. Under the 401(k) Plan, eligible employees may make pre-tax salary or after-tax contributions up to 60% of annual compensation, as defined by the 401(k) Plan. In addition, participants who have reached the age of 50 can elect to withhold additional catch-up contributions subject to the Code and the 401(k) Plan limits. Participants may also contribute amounts representing distributions from other qualified plans (rollovers). The Company may make discretionary matching contributions. For the years ended December 31, 2025, 2024 and 2023, the Company matched from 50% to 100% of each employee’s contribution up to a maximum of 4% of the employee’s total eligible earnings. The Company’s matching contributions to the 401(k) Plan aggregated $2.1 million, $1.8 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

11. INCOME TAXES

Income before income tax expense was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.	$2,691	$4,765	$3,220
Foreign	510	1,814	1,649
Income before income tax expense	$3,201	$6,579	$4,869

The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current tax expense:
Federal	$398	$213	$1,854
State	333	286	(437)
Foreign	2,228	1,976	452
Total current tax expense	2,959	2,475	1,869
Deferred tax expense:
Federal	926	6	6
State	35	3	(3)
Foreign	(79)	38	(108)
Total deferred tax expense	882	47	(105)
Total income tax expense	$3,841	$2,522	$1,764

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. OBBBA contained U.S. corporate tax provisions under which the Company elected to expense U.S. incurred research or experimental expenditures immediately. As a result of this election, the Company recognized a favorable cash tax benefit of approximately $1.3 million and reduction of effective tax rate by approximately 40% in 2025. The OBBBA includes multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027. The Company will continue to assess the impact on the effective tax rate for future periods.

During the year ended December 31, 2025, the Company adopted ASU 2023-09 prospectively to enhance the income taxes disclosures regarding income taxes paid and the rate reconciliation disclosure. Prior period disclosures have not been adjusted to reflect the new disclosure requirements.

Income taxes paid by jurisdiction, net of refunds received were as follows (in thousands):

Year Ended December 31, 2025
US Federal	$—
State and Local:
US State	111
Total State and Local	111
Foreign:
China	1,311
Taiwan	665
Japan	252
Other	144
Total Foreign	2,372
Total income taxes paid, net of refunds	$2,483

The reconciliation between the statutory federal income tax expense and the Company’s effective income tax expense after the adoption of ASU 2023-09 were as follows (amounts in thousands):

	Year Ended December 31, 2025
Federal statutory income tax expense	$676	21%
State and local income taxes, net of federal income tax effect	7	—	*
Change in valuation allowance	965	30
Nontaxable or nondeductible items:
Stock compensation expense	2,093	65
Meals expense	100	3
Section 162(m) limitation	64	2
U.S. branch income	70	2
Sales-type lease interest income	(83)	(3)
Other nontaxable or nondeductible items	14	—	*
Tax credits:
Foreign tax credits	(1,995)	(62)
Other tax credits	(10)	—	*
Cross-border tax laws:
Foreign-derived intangible income deduction	(403)	(13)
Worldwide changes in unrecognized tax benefits	575	18
Foreign tax effects:
Taiwan
Foreign permanent differences	61	2
Prior year true up	(35)	(1)
Foreign withholding tax	567	18
Other adjustment	(4)	—	*
China
Foreign permanent differences	(133)	(4)
Foreign withholding tax	1,306	41
Other adjustment	23	1
Canada
Foreign permanent differences	247	8
Tax rate differential	(64)	(2)
Other adjustment	(1)	—	*
Malaysia
Foreign withholding tax	55	2
Other foreign jurisdictions	20	1
Other:
Deferred tax asset adjustment	(88)	(3)
Transaction costs	(198)	(6)
Other adjustment	12	—	*
Global effective income tax expense	$3,841	120%

*         Percentage rounds to less than 1.0%.

The reconciliation between the statutory federal income tax expense and the Company’s effective income tax expense for the years prior to the adoption of ASU 2023-09 were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Federal statutory income tax expense	$1,382	$1,016
State income tax expense	738	(65)
Stock compensation expense	286	(1,747)
Tax credits	(2,795)	(3,214)
Foreign taxes, net	1,707	1,859
Foreign-derived intangible income deduction	(2,052)	(1,612)
Change in valuation allowance	2,882	5,043
Section 162(m) limitation	148	424
Unrealized tax benefit reserve changes	232	99
Other	(6)	(39)
Global effective income tax expense	$2,522	$1,764

As of December 31, 2025, the Company had federal and California net operating loss carry-forwards (“NOLs”) of $2.0 million and $13.0 million, respectively. Some of the federal NOLs, acquired as part of past acquisitions, have expirations in 2025 onwards, and approximately $0.9 million of the federal NOLs have no expiration. The California NOLs begin expiring in 2028 onwards.

As of December 31, 2025, the Company had federal and state research and experimental and other tax credit (“R&D credits”) carry-forwards of $24.7 million and $26.5 million, respectively. The federal credits began to expire in 2022, while the California credits have no expiration. The extent to which the federal and state credit carry-forwards can be used to offset future tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987.

The Company assesses its deferred tax assets for recoverability at each reporting period, and where applicable, a valuation allowance is recorded to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in the future. Based on all available evidence, both positive and negative, the Company determined a full valuation allowance was still appropriate for its U.S. federal and state net deferred tax assets (“DTAs”) as of December 31, 2025. The valuation allowance was $69.9 million and $67.9 million as of December 31, 2025 and 2024, respectively. The increase in the valuation allowance from  December 31, 2024 to  December 31, 2025 was primarily driven by an increase in deferred revenues and various accrual items in the current year which require a valuation allowance. Management will continue to evaluate the need for a valuation allowance and may change its conclusion in a future period based on any change in facts (e.g., significant new revenue and other relevant factors). If the Company concludes that it is more likely than not to utilize some or all of its U.S. DTAs, it will release some or all of its valuation allowance and the Company’s income tax expense will decrease in the period in which such determination is made. Net DTAs, after the U.S. valuation allowance, were immaterial as of December 31, 2025 and 2024.

The components of the net DTAs and liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carry-forwards	$1,880	$2,414
Research and development and other credit carry-forwards	32,657	31,988
Foreign tax credit carry-forwards	2,256	1,977
Capitalized research and experimental expenses	24,932	26,426
Accruals deductible in different periods	8,717	6,049
Leases	952	1,113
Stock-based compensation	2,066	2,087
Total deferred tax assets	73,460	72,054
Less: valuation allowance	(69,874)	(67,946)
Total deferred tax assets, net of valuation allowance	3,586	4,108

Deferred tax liabilities:
Property and equipment, net	(1,233)	(752)
Operating lease right-of-use assets	(922)	(1,082)
Intangible assets	(2,418)	(2,366)
Total deferred tax liabilities	(4,573)	(4,200)

Net deferred tax liabilities	$(987)	$(92)

The Company classifies its liabilities for income tax exposures as long-term. The Company includes interest related to unrecognized tax benefits within the Company’s income tax expense. As of December 31, 2025 and 2024, the Company had accrued interest related to unrecognized tax benefits of $0.7 million and $0.6 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company recognized changes in interest charges related to unrecognized tax benefits of $(75,000), $(20,000), and $(15,000), respectively, in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company’s total amount of unrecognized tax benefits, excluding interest, as of  December 31, 2025 was $17.1 million, of which $2.5 million, if recognized, would impact the Company’s effective tax rate. As of December 31, 2025, the Company has recorded unrecognized tax benefits of $3.2 million, including interest of $0.7 million, as long-term income taxes payable in its Consolidated Balance Sheet. The remaining $14.6 million has been recorded within DTAs, which is subject to a full valuation allowance. The Company does not expect the change in unrecognized tax benefits over the next twelve months to materially impact its results of operations and financial position.

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Gross unrecognized tax benefits, beginning of year	$16,569	$15,937	$15,109
Increases in tax positions for current year	1,171	1,290	1,469
Increases in tax positions for prior years	—	—	91
Lapse in statute of limitations	(615)	(658)	(732)
Gross unrecognized tax benefits, end of year	$17,125	$16,569	$15,937

The Company does not provide deferred taxes on undistributed earnings of its foreign subsidiaries as it intends to indefinitely reinvest those earnings.

The Company conducts business globally and, as a result, files numerous consolidated and separate income tax returns in the U.S. federal, various state and foreign jurisdictions. For U.S. federal and California income tax purposes, the statute of limitations currently remains open for the years ended 2022 to present and 2021 to present, respectively. In addition, all of the NOLs and R&D credit carry-forwards that may be utilized in future years may be subject to federal and state examination. The Company is not currently under income tax examinations in the U.S. or in any other of its major foreign subsidiaries’ jurisdictions.

Valuation allowance for DTAs is summarized as follows (in thousands):

	Balance at Beginning of Year	Charged to Income Tax Expense	Deductions/ Write-offs of Accounts	Balance at End of Year
2025	$67,946	$1,928	$—	$69,874
2024	$64,152	$3,794	$—	$67,946
2023	$59,215	$4,937	$—	$64,152

12. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amount):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$(640)	$4,057	$3,105
Denominator:
Basic weighted average common shares outstanding	39,317	38,602	38,015
Effect of dilutive stock options, unvested restricted stock units, and shares of common stock expected to be issued under employee stock purchase plan	—	445	922
Diluted weighted average common shares outstanding	39,317	39,047	38,937

Net income (loss) per share:
Basic	$(0.02)	$0.11	$0.08
Diluted	$(0.02)	$0.10	$0.08

For the year ended December 31, 2025, because the Company was in a loss position, basic net loss per share was the same as diluted net loss per share as the inclusion of the potential common shares would have been anti-dilutive.

The following table summarizes the potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Non-vested restricted stock units	2,005	843	351
Outstanding stock options	20	—	—
Shares issuable under employee stock purchase plan	71	69	—
Total	2,096	912	351

13. CUSTOMER AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, reviews discrete financial information including total revenues, gross profit, and net income (loss) presented on a consolidated basis for purposes of regularly making operating decisions about allocation of resources and financial performance assessment. Further, the CODM reviews and utilizes functional expenses (costs of revenues, research and development, and selling, general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income (loss) are amortization of acquired intangible assets, interest and other expense (income), net and income tax expense, which are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss). Accordingly, the Company considers itself as one operating and reporting segment because it does not distinguish between markets, specifically the provision of services for differentiated data and analytics solutions to the semiconductor and electronics industries.

The following table presents segment total revenues, gross profit, and net income (loss) for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total revenues	$219,024	$179,465	$165,835
Costs of revenues	$60,623	$54,144	$51,749
Gross profit	$158,401	$125,321	$114,086
Net income (loss)	$(640)	$4,057	$3,105

Revenues from individual customers that are approximately 10% or more of the Company’s consolidated total revenues are as follows:

	Year Ended December 31,
Customer	2025	2024	2023
A	30%	19%	35%
B	13%	12%	*	%
C	10%	* %	*	%

*         represents less than 10%

Gross accounts receivable balances (including amounts that are unbilled) from individual customers that are approximately 10% or more of the Company’s gross accounts receivable balance are as follows:

	December 31,
Customer	2025		2024
A	39%		21%
B	*	%	13%
C	25%		11%
E	*	%	12%

*         represents less than 10%

Long-lived assets, net by geographic area were as follows (in thousands):

	December 31,
	2025	2024
United States (1)	$94,426	$58,782
Rest of the world	2,907	1,461
Total long-lived assets, net	$97,333	$60,243

(1)	Includes assets deployed at customer sites which could be outside the U.S.

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

Level 3 -	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes the fair value of the Company’s financial instruments (in thousands):

		Fair Value Measurements Using
	Balance Sheet	December 31,
Assets	Classification	2025	(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	Cash equivalents	$14,535	$14,535	$—	$—
Available-for-sale debt securities:
Convertible note receivable (1)	Other current assets	2,138	—	—	2,138
Total		$16,673	$14,535	$—	$2,138

		Fair Value Measurements Using
	Balance Sheet	December 31,
Assets	Classification	2024	(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	Cash equivalents	$66,213	$66,213	$—	$—
Available-for-sale debt securities:
U.S. Government securities (2)	Short-term investments	24,291	24,291	—	—
Convertible note receivable (1)	Other non-current assets	2,038	—	—	2,038
Total		$92,542	$90,504	$—	$2,038

(1)

In August 2024, the Company purchased a $2.0 million non-marketable convertible promissory note from an unrelated third party (the “convertible note”). The convertible note bears a 5% interest rate annually and will mature in August 2026.

(2)

The carrying amount of the Company’s investments in U.S. Government securities approximate fair value due to their short-term maturities, and there have been no events or changes in circumstances that would have had a significant effect on the fair value of these securities as of December 31, 2024.

15. STRATEGIC PARTNERSHIP AGREEMENT WITH ADVANTEST AND RELATED PARTY TRANSACTIONS

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

Platform revenue recognized from Advantest during the years ended December 31, 2025, 2024 and 2023 was $8.8 million, $12.7 million, and $9.0 million, respectively. Accounts receivable from Advantest were not material as of December 31, 2025 and 2024. Deferred revenue amounted to $0.7 million and $8.3 million as of December 31, 2025 and 2024, respectively.

The Company carries out transactions with Advantest on arm’s length commercial customary terms.

16. BUSINESS COMBINATION

SecureWise LLC

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

The Company expensed all transaction costs in the period in which they were incurred. The total acquisition and integration costs related to the acquisition of SecureWise amounted to $5.4 million, of which $4.5 million was recorded for the year ended December 31, 2025, and $0.9 million in the fourth quarter of 2024.

The purchase price allocation for the acquisition of SecureWise were as follows (in thousands, except amortization period):

		Amortization
	Amount	Period (Years)
Allocation of Purchase Price:
Fair value estimates of assets acquired and liabilities assumed
Cash	$1,049
Accounts receivable	2,970
Prepaid and other assets	2,896
Property and equipment	1,535
Fair value of intangible assets:
Trademark	6,600	5
Customer relationships	28,900	13
Developed technology	11,600	7
Goodwill	80,008	N/A
Accounts payable and other current liabilities	(4,791)
Total purchase price allocation	$130,767

The estimated fair value of the accounts receivable acquired approximates the contractual value of $3.0 million.

The purchase price has been allocated to assets acquired and liabilities assumed based on the Company’s best estimates and assumptions using the information available as of the acquisition date and throughout measurement period, not to exceed one year from the acquisition date. The provisional measurements of identifiable assets and liabilities, and the resulting goodwill related to the acquisition are subject to adjustments in subsequent periods as the Company finalizes its purchase price allocation to the individual assets acquired. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The Company expects to finalize the valuation as soon as practicable, but no later than one year from the acquisition date. The purchase price allocation has been updated for measurement period adjustments which decreased goodwill by $1.7 million, primarily related to revised assessments of pre-acquisition amounts including prepaid and other current assets, and other current liabilities adjustment.

Pro forma information reflecting the impact of the Transaction has not been presented as the Transaction was not material to the Company’s financial results.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e) as of December 31, 2025, in connection with the filing of this Annual Report on Form 10‑K. Based on that evaluation, as of December 31, 2025, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, for the Company. Our management, with the participation of our principal executive officer and principal financial and accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. This evaluation was based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by BPM LLP, the Company's independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

On March 7, 2025, we completed the acquisition of SecureWise, which is operated under its own set of internal controls. We are currently integrating this acquisition into our control environment. In executing this integration, we are analyzing, evaluating and, where appropriate, making changes in controls and procedures in a manner commensurate with the size, complexity and scale of operations subsequent to the acquisition. We expect to complete the SecureWise integration in fiscal year 2026. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed SecureWise internal control over financial reporting as of December 31, 2025.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in internal control over financial reporting during the fourth quarter ended December 31, 2025, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Adoption or Termination of Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Pursuant to Paragraph (3) of the General Instructions to Form 10‑K, certain of the information required by Part III of this Annual Report on Form 10‑K is incorporated by reference from our Proxy Statement as set forth below. The Proxy Statement is expected to be filed within 120 days of December 31, 2025.

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to our directors and our Audit Committee appears in our Proxy Statement under “Proposal No. 1 — Election of Class II Directors — Nominees for Class II Directors” and is incorporated herein by reference. Information with respect to our executive officers appears in Part I, Item 1 — “Information about our Executive Officers” of this Annual Report on Form 10‑K.

With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement, and such disclosure, if any, is incorporated herein by reference.

Our Board of Directors has adopted a Code of Ethics (“Code of Ethics”), which is applicable to all employees of the Company, including our principal executive officer and our principal financial and accounting officer. Our Code of Ethics is available on our website at www.pdf.com, on the investor relations page. The Company’s website address provided is not intended to function as a hyperlink, and the information on the Company’s website is not, and should not be considered, part of this Annual Report on Form 10‑K and is not incorporated by reference herein. You may also request a copy of our Code of Ethics in writing by sending your request to PDF Solutions, Inc., Attention: Investor Relations, 2858 De La Cruz Blvd., Santa Clara, California 95050. If we make any substantive amendments to our Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8‑K.

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

The following documents are included as Part II, Item 8 of this Annual Report on Form 10‑K:

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report on Form 10‑K.

(3)	Exhibits required by Item 601 of Regulation S-K

See Item 15(b) below.

(b)	Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File Number	Provided Herewith

2.01	Equity Purchase Agreement, dated as of February 19, 2025, by and among PDF Solutions, Inc., SecureWise LLC and Telit IOT Solutions Inc.	8-K	2/19/2025	2.1	000-31311

3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc., and Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.	10-Q	8/8/2024	3.01	000-31311

3.02	Amended and Restated Bylaws of PDF Solutions, Inc.	8-K	5/1/2019	3.1	000-31311

4.01	Stockholder Agreement by and between PDF Solutions, Inc. and Advantest America, Inc. dated July 30, 2020	10-Q	11/6/2020	4.2	000-31311

4.02	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	3/1/2022	4.03	000-31311

10.01	Form of Indemnification Agreement between PDF Solutions, Inc. and certain of its senior executive officers and directors*	10-K	3/16/2009	10.17	000-31311

10.02	PDF Solutions, Inc. Second Amended and Restated 2021 Employee Stock Purchase Plan*	8-K	6/23/2025	10.2	000-31311

10.03	PDF Solutions, Inc. Tenth Amended and Restated 2011 Stock Incentive Plan*	8-K	6/23/2025	10.1	000-31311

10.04	Form of Stock Option Agreement (Non-statutory) under PDF Solutions, Inc. 2011 Stock Incentive Plan*	10-K	3/15/2012	10.18	000-31311

10.05	Form of Stock Unit Agreement under PDF Solutions, Inc. 2011 Stock Incentive Plan*	10-K	3/15/2012	10.19	000-31311

10.06	Board of Directors Acceleration Agreement*	10-K	2/27/2024	10.06	000-31311

10.07	Employment offer to Adnan Raza, dated January 23, 2020*	10-K	3/10/2020	10.17	000-31311

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Provided Herewith

10.08	Software License and Related Services Agreement by and between PDF Solutions, Inc. and Advantest America, Inc. dated March 25, 2020 and Amendment No.1 thereto dated July 29, 2020+	10-Q	11/6/2020	10.1	000-31311

10.09	Amendment #1 to Amendment #1 to Software License and Related Services Agreement by and between PDF Solutions, Inc. and Advantest America, Inc., dated June 5, 2022, by and between PDF Solutions, Inc. and Advantest America, Inc.+	10-Q	11/10/2022	10.01	000-31311

10.10	Amendment #2 to Amendment #1 to Software License and Related Services Agreement by and between PDF Solutions, Inc. and Advantest America, Inc., signed November 11, 2022, by and between PDF Solutions, Inc. and Advantest America, Inc.+	10-K	3/1/2023	10.13	000-31311

10.11	Amended and Restated Master Development Agreement by and between PDF Solutions, Inc. and Advantest America, Inc. dated July 29, 2020+	10-Q	11/6/2020	10.2	000-31311

10.12	Addendum #1 to Revised 2020 Contract, signed March 17, 2023, by and between PDF Solutions, Inc. and Advantest America, Inc.+	10-Q	8/8/2023	10.2	000-31311

10.13	Master Commercial Terms and Support Services Agreement by and between PDF Solutions, Inc. and Advantest America, Inc. dated July 29, 2020+	10-Q	11/6/2020	10.3	000-31311

10.14	Securities Purchase Agreement by and between PDF Solutions, Inc. and Advantest America, Inc. dated July 29, 2020+	10-Q	11/6/2020	4.1	000-31311

19.01	Insider Trading and Disclosure Policy, dated February 9, 2026					X

21.01	Subsidiaries of Registrant					X

23.01	Consent of BPM LLP, Independent Registered Public Accounting Firm					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Provided Herewith

31.01

Certifications of the principal executive officer and principal financial and accounting officer pursuant to Exchange Act Rules 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X

31.02

Certifications of the principal executive officer and principal financial and accounting officer pursuant to Exchange Act Rules 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†					X

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†					X

97.01	Compensation Recovery Policy	10-K	2/27/2024	97.01	000-31311

101

The following consolidated financial statements from the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan or arrangement.
†	Furnished, and not filed.
+	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

Item 16. Form 10‑K Summary

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

Date: February 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

February 24, 2026	/s/ JOHN K. KIBARIAN	Director, President and Chief Executive Officer
	John K. Kibarian	(Principal executive officer)

February 24, 2026	/s/ ADNAN RAZA	Executive Vice President, Finance and Chief Financial
	Adnan Raza	Officer
(Principal financial and accounting officer)

February 24, 2026	/s/ JOSEPH R. BRONSON	Lead Independent Director
Joseph R. Bronson

February 24, 2026	s/ CHI-FOON CHAN	Director
Chi-Foon Chan

February 24, 2026	/s/ NANCY ERBA	Director
Nancy Erba

February 24, 2026	/s/ MICHAEL B. GUSTAFSON	Director
Michael Gustafson

February 24, 2026	s/ YE JANE LI	Director
Ye Jane Li

February 24, 2026	s/ KIMON MICHAELS	Director
Kimon Michaels

February 24, 2026	s/ SHUO ZHANG	Director
Shuo Zhang