Form 10-Q
period 2026-03-31
PDF SOLUTIONS INC
filed 2026-05-07
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

There were 39,921,090 shares of the Registrant’s Common Stock outstanding as of May 4, 2026.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$31,153	$42,220
Accounts receivable, net of allowance for credit losses	96,016	82,938
Prepaid expenses and other current assets	48,475	38,735
Total current assets	175,644	163,893
Property and equipment, net	90,477	81,609
Operating lease right-of-use assets, net	4,592	4,778
Goodwill	95,006	95,005
Intangible assets, net	50,127	52,194
Deferred tax assets, net	44	69
Other non-current assets	14,674	21,149
Total assets	$430,564	$418,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,703	$17,076
Accrued compensation and related benefits	23,874	22,437
Accrued and other current liabilities	6,977	8,719
Operating lease liabilities – current portion	2,073	1,982
Deferred revenues – current portion	23,102	19,441
Current portion of long-term debt, net	2,238	2,236
Total current liabilities	74,967	71,891
Long-term income taxes	4,580	4,273
Operating lease liabilities – non-current portion	3,475	3,838
Long-term debt, net	64,214	64,763
Other non-current liabilities	2,863	2,910
Total liabilities	150,099	147,675
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 52,188 and 51,726, respectively; shares outstanding 39,911 and 39,541, respectively	6	6
Additional paid-in capital	542,176	533,503
Treasury stock, at cost, 12,277 and 12,185 shares, respectively	(169,518)	(165,808)
Accumulated deficit	(89,837)	(94,628)
Accumulated other comprehensive loss	(2,362)	(2,051)
Total stockholders’ equity	280,465	271,022
Total liabilities and stockholders’ equity	$430,564	$418,697

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Platform	$50,936	$37,321
Volume-based	9,194	10,457
Total revenues	60,130	47,778

Costs and Expenses:
Costs of revenues	16,938	12,955
Research and development	18,328	14,628
Selling, general, and administrative	17,492	23,372
Amortization of acquired intangible assets	1,059	378
Income (loss) from operations	6,313	(3,555)
Interest expense	(1,089)	(311)
Interest income and other, net	592	870
Income (loss) before income tax expense	5,816	(2,996)
Income tax expense	(1,025)	(36)
Net income (loss)	$4,791	$(3,032)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(311)	462
Change in unrealized loss related to available-for-sale debt securities, net of tax	—	(10)
Total other comprehensive income (loss)	(311)	452
Comprehensive income (loss)	$4,480	$(2,580)

Net income (loss) per share:
Basic	$0.12	$(0.08)
Diluted	$0.12	$(0.08)

Weighted average common shares used to calculate net income (loss) per share:
Basic	39,857	39,088
Diluted	40,377	39,088

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2026
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2025	39,541	$6	$533,503	12,185	$(165,808)	$(94,628)	$(2,051)	$271,022
Shares issued under equity plans	370	—	2,189	—	—	—	—	2,189
Shares withheld for taxes related to shares issued under equity plans	—	—	—	92	(3,710)	—	—	(3,710)
Stock-based compensation	—	—	6,484	—	—	—	—	6,484
Comprehensive income (loss)	—	—	—	—	—	4,791	(311)	4,480
Balances, March 31, 2026	39,911	$6	$542,176	12,277	$(169,518)	$(89,837)	$(2,362)	$280,465

	Three Months Ended March 31, 2025
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2024	38,801	$6	$502,902	11,916	$(159,352)	$(93,988)	$(3,531)	$246,037
Shares issued under equity plans	329	—	2,128	—	—	—	—	2,128
Shares withheld for taxes related to shares issued under equity plans	—	—	—	124	(3,320)	—	—	(3,320)
Stock-based compensation	—	—	6,715	—	—	—	—	6,715
Comprehensive income (loss)	—	—	—	—	—	(3,032)	452	(2,580)
Balances, March 31, 2025	39,130	$6	$511,745	12,040	$(162,672)	$(97,020)	$(3,079)	$248,980

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$4,791	$(3,032)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	6,396	6,596
Depreciation and amortization	1,559	685
Amortization of acquired intangible assets	2,057	1,056
Amortization of costs capitalized to obtain revenue contracts	759	872
Net accretion of discounts on short-term investments	—	(196)
Deferred taxes	263	(312)
Other	8	(248)
Changes in operating assets and liabilities:
Accounts receivable	(12,980)	13,033
Prepaid expenses and other current assets	(5,213)	(5,123)
Operating lease right-of-use assets	416	374
Other non-current assets	1,093	(4,124)
Accounts payable	(1,851)	84
Accrued compensation and related benefits	1,494	(6,025)
Accrued and other liabilities	(370)	3,936
Deferred revenues	3,752	1,504
Operating lease liabilities	(500)	(440)
Net cash provided by operating activities	1,674	8,640
Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	—	16,998
Purchases of short-term investments	—	(2,938)
Purchases of property and equipment	(10,473)	(8,105)
Prepayment for the purchase of property and equipment	(27)	(98)
Payment for business acquisition, net of cash acquired	—	(129,718)
Net cash used in investing activities	(10,500)	(123,861)
Cash flows from financing activities:
Proceeds from long-term debt, net of debt discount	—	69,550
Payments of debt issuance costs	—	(400)
Repayments of long-term debt	(625)	—
Proceeds from exercise of stock options and employee stock purchase plan	2,189	2,128
Payments for taxes related to net share settlement of equity awards	(3,710)	(3,320)
Net cash provided by (used in) financing activities	(2,146)	67,958

Effect of exchange rate changes on cash and cash equivalents	(95)	403
Net change in cash and cash equivalents	(11,067)	(46,860)
Cash and cash equivalents at beginning of period	42,220	90,594
Cash and cash equivalents at end of period	$31,153	$43,734

Continued on next page

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Cash payments for:
Income taxes	$817	$226
Amounts included in the measurement of operating lease liabilities	$572	$481
Interest on long-term debt	$1,010	$—

Supplemental disclosure of noncash information:
Prepayments for purchase of property and equipment transferred from prepaid assets to property and equipment	$190	$136
Property and equipment received and accrued in accounts payable and accrued and other current liabilities	$11,984	$6,094
Stock-based compensation capitalized as property and equipment	$88	$119
Operating lease liabilities arising from obtaining right-of-use assets	$257	$—
Debt financing costs included in accounts payable	$—	$500

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by PDF Solutions, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Quarterly Report on Form 10‑Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025, filed with the SEC on February 24, 2026 (the “2025 10-K”).

The interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all intercompany balances and transactions.

The unaudited condensed consolidated balance sheet as of December 31, 2025, has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these interim unaudited condensed consolidated financial statements include revenue recognition, the estimated useful lives of property and equipment and intangible assets, fair value of convertible note receivable, assumptions made in analysis of allowance for credit losses, impairment of goodwill and long-lived assets, realization of deferred tax assets (“DTAs”), and accounting for lease obligations, stock-based compensation expense, and income tax uncertainties and contingencies. From time to time, the Company may enter into contingent fee arrangements with external legal firms that may represent the Company in legal proceedings related to disputes. The Company’s policy is to accrue contingent legal fees when they are probable and reasonably estimable. Actual results could differ from those estimates and may result in material effects on the Company’s operating results and financial position.

Change in Presentation of Revenues

Beginning with the 2025 10-K, the Company updated its presentation of revenue categories. The change in presentation of revenues does not change the Company’s total revenues or total costs of revenues. The following table presents reclassified historical amounts to conform to the current period’s presentation (in thousands):

	Three Months Ended March 31, 2025
	Previously Reported	Change in Presentation Reclassification	Current Presentation
Revenues:
Analytics	$42,471	$(42,471)	$—
Integrated Yield Ramp	5,307	(5,307)	—
Platform	N/A	37,321	37,321
Volume-based	N/A	10,457	10,457
Total revenues	$47,778	$—	$47,778

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company adopted this ASU on January 1, 2026, and elected to adopt the provisions of the practical expedient prospectively. The adoption of this ASU did not have a material effect on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires the disaggregation of certain expenses in the notes to the consolidated financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. Additionally, in January 2025, FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to clarify the effective date of ASU 2024-03. This ASU is effective for annual periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), related to accounting for internal-use software costs. The amendments in this ASU improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This ASU is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, and permits prospective, modified prospective or retrospective adoption. The Company is currently evaluating the impact of this ASU on the condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which intends to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. This ASU is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and permits prospective or full retrospective adoption. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on the condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260, Earnings Per Share, retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on the condensed consolidated financial statements and related disclosures.

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

Platform Revenue

Platform revenue is derived from the following primary offerings: licenses for software (other than Cimetrix runtime licenses) and related software maintenance and technical support services; software-as-a-service (“SaaS”); engineering services; fixed fees associated with CV® systems; and licenses and purchase contracts for DirectScan™ systems.

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

Revenue from purchase contracts for DirectScan systems is recognized at a point in time when the Company’s performance obligations have been completed, and the customer has accepted the product. Revenue from licenses for hardware is recognized depending on whether the Company classifies the contract as an operating or a sales-type lease. Where the customer controls the use of identified assets for a period of time defined in a contract, it will be classified as a sales-type lease if it meets certain criteria under ASC Topic 842, Leases, otherwise, it will be classified as an operating lease. Operating lease revenue is recognized on a straight-line basis over the lease term. Sales-type lease revenue and corresponding lease receivables are recognized at lease commencement based on the present value of the future lease payments, and related interest income on lease receivable is recognized over the lease term and recorded under Platform revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Payments under sales-type leases are discounted using the interest rate implicit in the lease. When the Company’s leases are embedded in contracts with customers that include non-lease performance obligations, the Company allocates consideration in the contract between lease and non-lease components based on their relative SSPs. Assets subject to operating leases are included in property and equipment and subject to depreciation. Assets subject to sales-type leases are derecognized from property and equipment, net at lease commencement and a net investment in the lease asset is recognized in prepaid expenses and other current assets and other non-current assets in the Condensed Consolidated Balance Sheets.

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors, and how it could provide meaningful information to its management and investors.

The following table shows the percentage of total revenue that is classified as recurring and upfront for the periods presented:

	Three Months Ended March 31,
	2026	2025
Recurring revenue (1)	89%	92%
Upfront revenue (2)	11%	8%
Total	100%	100%

(1)

Recurring revenue is comprised of revenue that either recurs on a regular schedule (e.g., SaaS and other services and time-based licenses) or is a type of revenue that generally has often re-occurred in the past (e.g., Cimetrix runtime licenses, secureWISE data, and Gainshare), and that is not Upfront revenue. Though these types of revenue have re-occurred in the past, past events are not necessarily indicative of future results, and no assurance can be provided that they will occur in the future.

(2)	Upfront revenue is comprised of revenue from Exensio perpetual licenses, certain CV test chip designs, and hardware-related sales-type leases or sales.

The following table shows revenues from contracts with customers from geographical regions, based on billing address of the customer (amounts in thousands):

	Three Months Ended March 31,
	2026		2025
		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues
United States	$24,507	41%	$18,228	38%
Japan	8,679	14	11,736	25
China	8,514	14	8,043	17
Rest of the world	18,430	31	9,771	20
Total revenues	$60,130	100%	$47,778	100%

International revenues accounted for approximately 59% and 62% of the Company’s total revenues during the three months ended March 31, 2026 and 2025, respectively.

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

The Company typically recognizes Gainshare revenue in the same period in which the usage occurs. Because the Company generally does not receive the acknowledgment reports from its customers during a given quarter within the time frame necessary to adequately review the reports and include the actual amounts in quarterly results for such quarter, the Company accrues the related revenue based on estimates of customers’ underlying sales achievement. The Company’s estimation process can be based on historical data, trends, seasonality, changes in the contract rate, knowledge of the changes in the industry and changes in the customer’s manufacturing environment learned through discussions with customers and sales personnel. As a result of accruing revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true-up revenue to the actual amounts reported.

Contract Balances

The Company performs its obligations under a contract with a customer by licensing software or providing services in exchange for consideration from the customer. The timing of the Company’s performance often differs from the timing of the customer’s payment, which results in the recognition of a receivable, a contract asset, or a contract liability.

The Company classifies the right to consideration in exchange for software or services transferred to a customer as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional, as compared to a contract asset, which is a right to consideration that is conditional upon factors other than the passage of time. The majority of the Company’s contract assets represent unbilled amounts related to fixed-price service contracts when the revenue recognized exceeds the amount billed to the customer. The $5.2 million increase in contract assets during the three months ended March 31, 2026, was primarily due to revenue recognized in the first quarter of 2026 for which the payment is subject to conditions other than the passage of time.

The contract assets are generally classified as current and are recorded on a net basis with deferred revenues (i.e. contract liabilities) at the contract level. The contract assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Current (included in Prepaid expenses and other current assets)	$15,983	$11,267
Non-current (included in Other non-current assets)	440	—
Total contract assets	$16,423	$11,267

The Company did not record any asset impairment charges related to contract assets for the periods presented.

Deferred revenues and billings in excess of recognized revenues consist substantially of amounts invoiced in advance of revenue recognition and are recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as current deferred revenues and the remaining portion is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. The $3.8 million increase in contract liabilities during the three months ended March 31, 2026 reflected the timing of revenue recognition relative to billings for products and services from which there are unsatisfied performance obligations to customers such that revenue had not yet been recognized as of March 31, 2026.

Deferred revenues were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Current	$23,102	$19,441
Non-current (included in Other non-current liabilities)	956	865
Total deferred revenues	$24,058	$20,306

Additional information related to deferred revenue was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue recognized that was included in the deferred revenues and billings in excess of recognized revenues balances at the beginning of each year	$8,567	$10,025

As of March 31, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was approximately $246.4 million. Given the applicable contract terms with customers, the majority of this amount is expected to be recognized as revenue over the next two years, with the remainder recognized thereafter. This amount does not include significant contracts to which the customer is not committed, future sales-based or usage-based royalty payments in exchange for a license of IP, and future payments for performance obligations from on-demand arrangements. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications, or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to the scope, change in timing of delivery of products and services, or contract modifications.

The adjustment to revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was an increase of $6.5 million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively. These amounts primarily represent changes in estimated percentage-of-completion based contracts and changes in actual versus estimated Gainshare revenue.

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

Total capitalized direct sales commission costs and related fees were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Current (included in Prepaid expenses and other current assets)	$2,766	$2,489
Non-current (included in Other non-current assets)	2,957	3,395
Total capitalized direct sales commission costs	$5,723	$5,884

Amortization of capitalized direct sales commission costs were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Amortization of capitalized direct sales commission costs	$759	$872

There was no impairment loss in relation to the costs capitalized for the periods presented.

Practical Expedient

The Company does not adjust the transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists, and determined its contracts did not include a material significant financing component during the three months ended March 31, 2026 and 2025.

3. BALANCE SHEET COMPONENTS

Accounts Receivable

Accounts receivable include amounts that are unbilled at the end of the period that are expected to be billed and collected within a 12‑month period. Unbilled accounts receivable, included in accounts receivable, totaled $48.7 million and $44.8 million as of March 31, 2026, and December 31, 2025, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12‑month period are recorded in other non-current assets and totaled $9.2 million and $8.7 million as of March 31, 2026, and December 31, 2025, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for credit losses is maintained for probable credit losses based upon the Company’s assessment of the expected collectibility of the accounts receivable. The allowance for credit losses is reviewed on a quarterly basis to assess the adequacy of the allowance. The allowance for credit losses was $0.9 million as of March 31, 2026, and December 31, 2025.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Net investments in sales-type leases - current portion (1)	$18,939	$14,248
Contract assets (2)	15,983	11,267
Prepaid expense	7,095	6,595
Costs capitalized to obtain revenue contracts (3)	2,766	2,489
Other	3,692	4,136
Total prepaid expenses and other current assets	$48,475	$38,735

(1)	See “Other Non-current Assets” section under Note 3, Balance Sheet Components.
(2)	See “Contract Balances” section under Note 2, Revenue from Contracts with Customers.
(3)	See “Costs to Obtain or Fulfill a Contract” section under Note 2, Revenue from Contracts with Customers.

Property and Equipment

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Computer equipment	$15,080	$14,547
Software and capitalized software development cost	12,059	10,408
Furniture, fixtures, and equipment	2,695	2,668
Leasehold improvements	7,132	7,033
Laboratory and other equipment	6,912	6,737
Test equipment	39,822	33,268
Property and equipment in progress:
DirectScan system assets	50,510	49,184
CV system and other assets	8,626	8,621
Total property and equipment	142,836	132,466
Less: Accumulated depreciation and amortization	(52,359)	(50,857)
Total property and equipment, net	$90,477	$81,609

Test equipment mainly includes DirectScan system and CV system assets at customer sites that are contributing to revenue. Property and equipment in progress represent mainly the development or construction of property and equipment that have not yet been placed in service for the Company’s intended use and are not depreciated. Depreciation and amortization expense was $1.6 million and $0.7 million for the three months ended March 31, 2026, and 2025, respectively.

Goodwill and Intangible Assets, Net

The changes in goodwill were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at the beginning of period	$95,005	$14,953
Addition (1)	—	81,686
Measurement period acquisition adjustment	15	—
Foreign currency translation adjustment	(14)	6
Balance at the end of period	$95,006	$96,645

(1)	The Company completed the acquisition of SecureWise LLC (“SecureWise”) on March 7, 2025. See Note 14, Business Combination, for additional information related to the goodwill and intangible assets added from this acquisition in 2025.

Intangible assets, net, consisted of the following (in thousands):

		March 31, 2026			December 31, 2025
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired intangible assets:
Customer relationships	1 - 13	$38,404	$(10,685)	$27,719	$38,404	$(10,034)	$28,370
Developed technology	4 - 9	46,201	(29,506)	16,695	46,215	(28,466)	17,749
Tradename and trademarks	2 - 10	8,198	(2,617)	5,581	8,198	(2,267)	5,931
Patent	6 - 10	2,100	(1,968)	132	2,100	(1,956)	144
Noncompetition agreements	3	848	(848)	—	848	(848)	—
Total		$95,751	$(45,624)	$50,127	$95,765	$(43,571)	$52,194

The weighted average amortization period for acquired identifiable intangible assets was 8.5 years as of March 31, 2026. The amortization expense related to intangible assets were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Amortization of acquired technology (included in costs of revenues)	$998	$678
Amortization of acquired intangible assets (presented separately under costs and expenses)	1,059	378
Total amortization expense	$2,057	$1,056

The estimated future amortization of acquired identifiable intangible assets were as follows (in thousands):

Year Ending December 31,	Amount
2026 (remaining nine months)	$6,040
2027	7,943
2028	7,638
2029	5,952
2030	4,509
2031 and thereafter	18,045
Total future amortization expense	$50,127

There was no impairment charge for goodwill and intangible assets during the three months ended March 31, 2026 and 2025.

Other Non-current Assets

Other non-current assets were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Unbilled accounts receivable (1)	$9,172	$8,719
Costs capitalized to obtain revenue contracts (2)	2,957	3,395
Contract assets (2)	440	—
Net investments in sales-type leases (3)	700	7,588
Other	1,405	1,447
Total other non-current assets	$14,674	$21,149

(1)	See Note 3, Balance Sheet Components – Accounts Receivable.
(2)	See “Costs to Obtain or Fulfill a Contract” section under Note 2, Revenue from Contracts with Customers.
(3)	The Company’s net investments in sales-type leases were for its DirectScan system and CV system assets. The components of net investments in sales-type leases were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Present value of lease receivables	$8,738	$10,890
Unguaranteed residual assets	10,901	10,946
Total net investments in sales-type leases	$19,639	$21,836
Reported as:
Current (included in Prepaid expenses and other current assets)	$18,939	$14,248
Non-current (included in Other non-current assets)	700	7,588
Total net investments in sales-type leases	$19,639	$21,836

Maturities of leases payments under sales-type leases as of March 31, 2026, were as follows (in thousands):

Year Ending December 31,	Amount
2026 (remaining nine months)	$6,587
2027	2,192
2028	10
2029	10
2030 and thereafter	36
Total future sales-type lease payments	8,835
Less: Implied interest (1)	(97)
Present value of lease receivables	$8,738

(1)	Calculated using the rate implicit in the lease determined for each lease.

There was no allowance for credit losses on lease receivables as of March 31, 2026, and December 31, 2025. The Company’s ongoing risk management strategy for residual assets includes performing regular reviews of estimated residual values.

Accrued and other current liabilities

Accrued and other current liabilities were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Accrued expenses	$5,068	$7,061
Accrued income taxes	253	297
Other	1,656	1,361
Total accrued and other current liabilities	$6,977	$8,719

4. LEASES

The Company leases administrative and sales offices and certain equipment under non-cancellable operating leases, which contain various renewal or termination options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various dates through 2031. The Company had no leases that were classified as a financing lease as of March 31, 2026, and December 31, 2025.

Lease expense comprised of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$489	$414
Short-term lease and variable lease expense (1)	172	207
Total lease expense	$661	$621

(1)

Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease expense for the periods presented primarily included common area maintenance charges.

Supplemental information related to operating leases were as follows:

	March 31,	December 31,
	2026	2025
Weighted average remaining lease term under operating leases (in years)	3.0	3.2
Weighted average discount rate for operating lease liabilities	6.2%	6.2%

Maturities of operating lease liabilities as of March 31, 2026, were as follows (in thousands):

Year Ending December 31,	Amount
2026 (remaining nine months)	$1,716
2027	2,230
2028	1,393
2029	360
2030	287
2031	102
Total future minimum lease payments	6,088
Less: Interest (1)	(540)
Present value of future minimum lease payments under operating lease liabilities	$5,548
Reported as:
Operating lease liabilities – current	$2,073
Operating lease liabilities – non-current	3,475
Total operating lease liabilities	$5,548

(1)	Calculated using incremental borrowing interest rate for each lease.

5. DEBT

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Term loan	$22,500	$23,125
Revolving credit facility	45,000	45,000
Total debt (principal amount)	67,500	68,125
Unamortized debt discount and issuance costs	(1,048)	(1,126)
Total debt, net of unamortized debt discount and issuance costs	$66,452	$66,999
Reported as:
Current portion of long-term debt, net	$2,238	$2,236
Long-term debt, net	64,214	64,763
Total debt, net	$66,452	$66,999

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

Borrowings under the Credit Facilities will accrue interest at rates equal, at the Company’s election, to (i) the alternate base rate, which is defined as the highest of (a) the federal funds effective rate in effect from time to time plus 0.50%, (b) the prime commercial lending rate in effect from time to time, and (c) the daily simple secured overnight financing rate (“SOFR”) plus 1.00% or (ii) SOFR, plus, in each case, the applicable margin. The applicable margin for the Revolving Credit Facility borrowings bearing interest at the alternate base rate ranges from 1.00% to 1.75%, and the applicable margin for Revolving Credit Facility borrowings bearing interest based on the SOFR ranges from 2.00% to 2.75%, in each case, based on the Company’s consolidated total net leverage ratio as of the most recently ended fiscal quarter. The applicable margin for Term Loan borrowings bearing interest at the alternate base rate ranges from 1.00% to 1.75%, and the applicable margin for Term Loan borrowings bearing interest based on the SOFR ranges from 2.00% to 2.75%, in each case, based on the Company’s consolidated total net leverage ratio as of the most recently ended fiscal quarter. The Company will pay an annual commitment fee during the term of the Credit Agreement at a rate per annum equal to 0.50% for any undrawn portion of the Revolving Credit Facility. The Company’s weighted average annual interest rate on its outstanding debt was 5.9% and 6.5% for the three months ended March 31, 2026, and 2025, respectively. On April 23, 2026, the Company entered into a First Amendment to Credit Agreement with the Lenders and the Agent to increase the Revolving Credit Facility to an aggregate principal amount of $75.0 million and make leveraged-based adjustments to the annual Revolving Credit Facility commitment fee during the term of the Credit Agreement (see Note 15, Subsequent Events).

The Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants. Negative covenants include, among others, restrictions on the incurrence of debt, the incurrence of liens, the making of investments and distributions, dividends, and stock buy-backs. In addition, the Credit Agreement requires that the Company maintain a consolidated total net leverage ratio of not greater than 3.00 to 1.00, and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of March 31, 2026, the Company was in compliance with the covenants contained in the Credit Agreement.

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

Future Payments on Total Debt

As of March 31, 2026, the estimated future principal payments of the total long-term debt were as follows (in thousands):

Year Ending December 31,	Amount
2026 (remaining nine months)	$1,875
2027	2,500
2028	2,500
2029	2,500
2030	58,125
Total future principal payments of long-term debt	$67,500

6. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On April 15, 2024, the Board of Directors adopted a stock repurchase program (the “2024 Program”) to repurchase up to $40.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. In 2025, the Company repurchased 12,500 shares under the 2024 Program at an average price of $19.55 per share for an aggregate total price of $0.2 million. During the three months ended March 31, 2026, the Company did not repurchase any shares under the 2024 Program. As of March 31, 2026, approximately $39.8 million remained available under the 2024 Program.

Subsequently, on April 14, 2026, the 2024 Program expired.

Also, subsequently, in  May 2026, the Board Directors adopted a new stock repurchase program (the “2026 Program”) to repurchase up to $50.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date.

7. EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

On June 15, 2021, the Company’s stockholders initially approved the 2021 Employee Stock Purchase Plan, which has been amended and restated by the Board of Directors and approved by the Company’s stockholders since then (as amended through the date of this report, the “2021 Purchase Plan”). The 2021 Purchase Plan commenced on August 1, 2021, and provided for twenty-four-month offering periods with four six-month purchase periods in each offering period. As of March 31, 2026, 523,886 shares were available for future issuance under the 2021 Purchase Plan.

Subsequently, on April 23, 2026, the Company’s Board of Directors approved an amendment and restatement of the 2021 Purchase Plan, which is subject to stockholder approval at the 2026 annual meeting of stockholders, to increase the number of shares reserved for issuance under such plan by an additional 0.2 million shares, to a total of 1.6 million shares.

The Company estimated the fair value of purchase rights granted under the 2021 Purchase Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Three Months Ended March 31,
	2026	2025
Expected life (in years)	1.25	1.25
Volatility	51.48%	40.22%
Risk-free interest rate	3.53%	4.22%
Expected dividend	—	—
Weighted average fair value of purchase rights granted during the period	$12.05	$9.36

During the three months ended March 31, 2026 and 2025, a total of 117,181 shares and 89,508 shares, respectively, were issued under the 2021 Purchase Plan, at a weighted average purchase price of $18.46 per share and $23.68 per share, respectively. As of March 31, 2026, the estimated unrecognized compensation cost related to the 2021 Purchase Plan was $2.6 million, which is expected to be recognized over a weighted average period of 1.4 years.

Stock Incentive Plan

On November 16, 2011, the Company’s stockholders initially approved the 2011 Stock Incentive Plan, which has been amended and restated by the Board of Directors and approved by the Company’s stockholders a number of times since then (as amended through the date of this report, the “2011 Plan”). As of March 31, 2026, 15.9 million shares of common stock were reserved to cover stock-based awards under the 2011 Plan, of which 3.2 million shares were available for future grant.

Subsequently, on April 23, 2026, the Company’s Board of Directors approved an amendment and restatement of the 2011 Plan, which is subject to stockholder approval at the 2026 annual meeting of stockholders, to increase the number of shares reserved for issuance under such plan by an additional 0.8 million shares, to a total of 16.7 million shares, and extend the deadline to grant incentive stock options to April 23, 2036.

Stock Award Activities

Restricted stock unit (“RSU”)

Nonvested RSU activities were as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)	Per Share
Nonvested, January 1, 2026	2,005	$29.08
Granted	34	31.13
Vested	(379)	29.42
Forfeited	(31)	29.56
Nonvested, March 31, 2026	1,629	$29.04

As of March 31, 2026, there was $39.3 million of total unrecognized compensation cost related RSUs which is expected to be recognized over a weighted average period of 2.5 years. Additional information related to RSUs is as follows:

	Three Months Ended March 31,
	2026	2025
Total fair value of restricted stock units vested (in thousands)	$10,982	$9,712

Stock Options

There were no stock options granted during the three months ended March 31, 2026 and 2025. As of March 31, 2026, the outstanding stock options totaled 16,302 shares. Total fair value of shares vested during the three months ended March 31, 2026, was immaterial. As of March 31, 2026, there was no remaining unrecognized compensation cost related to unvested stock options.

Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expense before taxes related to the Company’s stock plan and employee stock purchase plan was allocated as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Costs of revenues	$1,279	$1,342
Research and development	2,392	2,419
Selling, general, and administrative	2,725	2,835
Total stock-based compensation expense	$6,396	$6,596

8. INCOME TAXES

Income tax expense increased by $1.0 million for the three months ended March 31, 2026, to $1.0 million as compared to $36 thousand income tax expense for the three months ended March 31, 2025. The Company’s effective tax rate was 18% for the three months ended March 31, 2026, compared to (1)% for the three months ended March 31, 2025. The increase was primarily due to changes in the foreign, federal and state taxes, and year-to-date recognition of worldwide pre-tax income (loss) in relation to their forecasted amounts for the full year. The Company’s provision for income taxes for the three months ended March 31, 2026, was primarily attributable to state and foreign taxes.

The Company’s total amount of unrecognized tax benefits, excluding interest, as of March 31, 2026, was $17.3 million, of which $2.5 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest, as of December 31, 2025, was $17.1 million, of which $2.5 million, if recognized, would affect the Company’s effective tax rate. As of March 31, 2026, the Company has recorded unrecognized tax benefits of $3.3 million, including interest of $0.8 million, as long-term taxes payable in the condensed consolidated balance sheets. The remaining $14.8 million has been recorded within the Company’s DTAs, which is subject to a full valuation allowance.

The valuation allowance was approximately $69.9 million as of March 31, 2026, and December 31, 2025, which was related to U.S. net federal and state DTAs. The worldwide net DTA balances were immaterial as of March 31, 2026, and December 31, 2025.

The Company conducts business globally and, as a result, files numerous consolidated and separate income tax returns in the U.S. federal and various state and foreign jurisdictions. For U.S. federal and California income tax purposes, the statute of limitations currently remains open for the tax years ended 2022 to present and 2021 to present, respectively. In addition, all of the net operating loss and research and development credit carryforwards that may be utilized in future years may be subject to federal and state examination. In May 2026, the Company received a notice from the Department of the Treasury Internal Revenue Service that Company’s federal income tax return for 2023 was selected for examination. The Company is not currently under known income tax examinations in the U.S. for any other periods or in any other of its major foreign subsidiaries’ jurisdictions.

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

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	$4,791	$(3,032)
Denominator:
Basic weighted average common shares outstanding	39,857	39,088
Effect of dilutive stock options, unvested restricted stock units, and shares of common stock expected to be issued under employee stock purchase plan	520	—
Diluted weighted average common shares outstanding	40,377	39,088

Net income (loss) per share:
Basic	$0.12	$(0.08)
Diluted	$0.12	$(0.08)

For the three months ended March 31, 2025, because the Company was in a loss position, diluted net loss per share is the same as basic net loss per share as the inclusion of the potential common shares would have been anti-dilutive.

The following table summarizes the potential shares of common stock that were not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Non-vested restricted stock units	29	1,569
Outstanding stock options	—	27
Shares issuable under employee stock purchase plan	49	69
Total	78	1,665

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

The following table presents segment total revenues, costs of revenues, gross profit, income from operations, and net income (loss) for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Total revenues	$60,130	$47,778
Costs of revenues	$16,938	$12,955
Gross profit	$43,192	$34,823
Net income (loss)	$4,791	$(3,032)

Revenues from an individual customer that are approximately 10% or more of the Company’s consolidated total revenues were as follows:

	Three Months Ended March 31,
Customer	2026	2025
A	28%	15%
B	* %	19%
C	10%	10%

* represents less than 10%

Gross accounts receivable balances (including amounts that are unbilled) from individual customers that are approximately 10% or more of the Company’s gross accounts receivable balance were as follows:

	March 31,	December 31,
Customer	2026	2025
A	40%	39%
C	23%	25%

Long-lived assets, net by geographic area were as follows (in thousands):

	March 31,	December 31,
	2026	2025
United States (1)	$102,923	$94,426
Rest of the world	3,047	2,907
Total long-lived assets, net	$105,970	$97,333

(1) Includes assets deployed at customer sites which could be outside the U.S.

11. FAIR VALUE MEASUREMENTS

The Company's cash equivalents are classified within Level 1 of the fair value hierarchy because their fair values are derived from quoted market prices. Other current assets are classified within Level 3 because factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. The Company’s financial assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy were as follows (in thousands):

		March 31, 2026				December 31, 2025
			Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
	Balance Sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Classification	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	Cash equivalents	$12,645	$12,645	$—	$—	$14,535	$14,535	$—	$—
Available-for-sale debt securities:
Convertible note receivable (1)	Other current assets	2,162	—	—	2,162	2,138	—	—	2,138
Total		$14,807	$12,645	$—	$2,162	$16,673	$14,535	$—	$2,138

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

The Company’s standard product warranty terms for its DirectScan system generally include post-sales support and repairs or replacement of a product at no additional charge for a contractually agreed period of time. The standard warranty reserve is based on estimated total expected costs to fulfill our warranty obligation based on best available information as of the reporting date. The standard warranty reserve was immaterial as of March 31, 2026, and December 31, 2025.

Purchase Obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of March 31, 2026, total outstanding purchase obligations were $64.6 million, the majority of which is due within the next 18 months.

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

Legal Proceedings — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable, and the loss can be reasonably estimated, and recognizes gains related to litigation at the earlier of when the gain has been realized or when it is realizable in accordance with FASB requirements. As of March 31, 2026, the Company was not party to any material legal proceedings for which a loss was probable or an amount was accrued.

On May 6, 2020, the Company initiated an arbitration proceeding with the Hong Kong International Arbitration Center (the “Tribunal”) against SMIC New Technology Research & Development (Shanghai) Corporation (“SMIC”) due to SMIC’s failure to pay fees due to the Company under a series of contracts. The Company sought to recover the unpaid fees, a declaration requiring SMIC to pay fees under the contracts in the future (or a lump sum payment to end the contract), and costs associated with bringing the arbitration proceeding. SMIC denied liability and an arbitration hearing was held in February 2023. On November 12, 2025, the Tribunal issued a confidential arbitration award (the “Award”), which is in favor of the Company. The Company is separately pursuing an award as to costs. No payments under the Award have been received by the Company to date and in February 2026, SMIC filed an application with the High Court of Hong Kong seeking to set the Award aside. The Company believes the set aside application is without merit and intends to defend it, and is pursuing judicial enforcement of the Award. There can be no assurances that the Company will receive all or any part of the Award. Accordingly, no amounts have been recognized in connection with the Award as of March 31, 2026.

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

Revenue recognized from Advantest was $0.5 million and $3.6 million during the three months ended March 31, 2026 and 2025, respectively. Accounts receivable from Advantest were not material as of March 31, 2026, and December 31, 2025. Deferred revenue amounted to $1.3 million and $0.7 million as of March 31, 2026, and December 31, 2025, respectively.

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

The Company expensed all transaction costs in the period in which they were incurred. The total acquisition-related and integration costs related to the acquisition of SecureWise amounted to $5.4 million, of which the Company recorded $4.5 million in 2025 and $0.9 million in 2024.

The Company finalized the allocation of the purchase price to the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date, upon completion of the measurement period. The following table summarizes the final allocation of the purchase price for the acquisition of SecureWise, as of the date of the completion of the Transaction (in thousands, except amortization period):

		Amortization
	Amount	Period (Years)
Allocation of Purchase Price:
Fair value estimates of assets acquired and liabilities assumed
Cash	$1,049
Accounts receivable (1)	2,955
Prepaid and other assets	2,896
Property and equipment	1,535
Fair value of intangible assets:
Trademark	6,600	5
Customer relationships	28,900	13
Developed technology	11,600	7
Goodwill	80,023	N/A
Accounts payable and other current liabilities	(4,791)
Total purchase price allocation	$130,767

(1)	The estimated fair value of the accounts receivable acquired approximates the contractual value of $3.0 million.

Pro forma information reflecting the impact of the Transaction has not been presented as the Transaction was not material to the Company’s financial results.

15. SUBSEQUENT EVENTS

First Amendment to Credit Agreement

On April 23, 2026, the Company entered into a First Amendment to Credit Agreement (the “Amendment”) with the Lenders and the Agent to amend the Credit Agreement dated as of March 7, 2025 (see Note 5, Debt).  The Amendment increases the Revolving Credit Facility to an aggregate principal amount of $75 million. The Amendment introduces leveraged-based adjustments to the annual Revolving Credit Facility commitment fee during the term of the Credit Agreement. Instead of a flat per annum rate of 0.50%, the Revolving Credit Facility commitment fee will be 0.50% when the total debt to EBITDA ratio is greater than or equal to 2.50 to 1.00, 0.35% when the total debt to EBITDA ratio is less than 2.50 to 1.00 but greater than or equal to 0.50 to 1.00 and 0.20% when the total debt to EBITDA ratio is less than 0.50 to 1.00. All other material terms of the Credit Agreement remain unchanged. Under this facility, $30.0 million is available to the Company for drawdown.

Stock Repurchase Programs and Employee Benefit Plans

Refer to Note 6, Stockholders’ Equity, for the discussion about the adoption of the 2026 Stock Repurchase Program in May 2026.

Refer to Note 7, Employee Benefit Plan, for the discussion about the amendments to the 2011 Stock Incentive Plan and the 2021 Purchase Plan in April 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “projected,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target” or “continue,” the negative effect of terms like these or other similar expressions. These statements include, but are not limited to, statements related to: the Company’s business strategy and objectives; the Company’s intellectual property and proprietary software, information and technology; the Company’s sales and marketing strategy, expectations regarding strategic alliances and relationships; investments in research and development; industry trends; macroeconomic factors, inventories, and demand; changing export controls and sanctions; U.S. administrative initiatives; investments in semiconductor manufacturing; geopolitical tensions and conflicts; fluctuations in the Company’s quarterly results; and other statements identified by words such as “could,” “expects,” “intends,” “may,” “plans,” “potential,” “should,” “will,” “would,” or similar expressions and the negatives of those terms. These statements are subject to future events, circumstances, uncertainties, and risks that could cause results to differ materially, including risks associated with: the effectiveness of the Company’s business and technology strategies; semiconductor industry trends and competition; rates of adoption of the Company’s solutions by new and existing customers; project milestones or delays and performance criteria achieved; cost and schedule of new product development and investments in research and development; the continuing impact of macroeconomic conditions, including inflation, changing interest rates and tariffs, the evolving trade regulatory environment and geopolitical tensions, and other trends impacting the semiconductor industry, the Company’s customers, operations, and supply and demand for its products; supply chain disruptions; changes in laws and regulations, including recent tax and data privacy laws and regulations, or the interpretation or enforcement thereof; the success of the Company’s strategic growth opportunities and partnerships; recent and future acquisitions, strategic alliances and relationships and the Company’s ability to successfully integrate acquired businesses and technologies; whether the Company can successfully convert backlog into revenue; customers’ production volumes under contracts that provide Gainshare; the sufficiency of the Company’s cash resources and anticipated funds from operations; the Company’s ability to obtain additional financing if needed; the Company’s ability to use support and updates for certain open-source software; and other risks and uncertainties discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements and other information included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update publicly any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026 (the “Annual Report”). All references to “we,” “us,” “our,” “PDF,” “PDF Solutions” or “the Company” refer to PDF Solutions, Inc.

Cimetrix, CV, DirectScan, Exensio, PDF Solutions, Sapience, secureWISE, and logos for the same, are trademarks or registered trademarks of PDF Solutions, Inc. or its subsidiaries.

Overview

We provide comprehensive data solutions designed to empower organizations across the semiconductor and electronics ecosystems to improve the yield and quality of their products and operational efficiency for increased profitability. We derive revenues from two categories, Platform and Volume-based fees. Our offerings that contribute to Platform revenue are licenses for software (other than Cimetrix runtime licenses) and related software maintenance and technical support services; software-as-a-service (“SaaS”); engineering services; fixed fees associated with Characterization Vehicle systems; and licenses and purchase contracts for DirectScan systems. Volume-based revenue is derived from Cimetrix runtime licenses, secureWISE data, and variable/royalty fees associated with CV systems (sometimes referred to as Gainshare). Our products and services have been sold to integrated device manufacturers (“IDMs”), fabless semiconductor companies, foundries, out-sourced semiconductor assembly and test (“OSATs”), capital equipment manufacturers, and system houses.

We are headquartered in Santa Clara, California and operate worldwide with offices in Canada, China, France, Germany, Italy, Japan, Korea, and Taiwan.

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

The logic foundry market at the leading-edge nodes, such as 7nm, 5nm, and smaller, underwent significant change over the past few years. The leading foundry continues to dominate market share. This trend will likely continue to impact our Characterization services business on these nodes. We expect most logic foundries to invest in derivatives of older process nodes, such as 28nm and 14nm, to extract additional value as many of their customers will not move to advanced nodes due to either technological barriers or restrictive economics. Foundries that participate at leading edge nodes are expected to continue to invest in new technologies such as memory, packaging, and multi-patterned and extreme ultraviolet lithography, as well as new innovations in process control and variability management. We expect China’s investment in semiconductors to continue. Compliance with changing U.S. export restrictions limit our possible business with Chinese semiconductor manufacturers on advanced nodes. Further, trade conflict through exchange of tariffs and other retaliatory actions are expected to impact worldwide supply chains, increase prices and put downward pressure on economic activity, and could negatively affect our future sales in various geographic markets. The uncertainty caused by these regulations and the potential for additional future restrictions could negatively affect our future sales, including in but not limited to the People’s Republic of China (“P.R.C.”) market. Some customers in the P.R.C. have expressed concern about the potential for supply chain disruption due to the U.S. government’s changing export controls impacting their purchase, or in some case restricting their ability to purchase, certain U.S. goods. Based on our current assessments, we expect the near-term impact of these evolving trade restrictions on our business to be limited.

Financial Highlights

Financial highlights for the three months ended March 31, 2026, are as follows:

●

Total revenues were $60.1 million, an increase of $12.4 million, or 26%, compared to the same period in 2025. Platform revenue was $50.9 million, an increase of $13.6 million, or 36%, compared to the same period in 2025. The increase in Platform revenue was driven by higher revenue from CV and DirectScan systems, the addition of revenues related to secureWISE systems, and increase in revenue from Exensio software and services. Volume-based revenue was $9.2 million, a decrease of $1.3 million, or 12%, compared to the same period in 2025, primarily due to a decrease in revenue from Gainshare, partially offset by an increase in revenue from secureWISE data usage.

●

Costs of revenues increased by $4.0 million, compared to the same period in 2025, primarily due to increases in personnel-related costs, software license and maintenance costs, facilities and IT-related costs, including depreciation and amortization expense, amortization of acquired technology, and travel expense.

●

Net income was $4.8 million, compared to a net loss of $3.0 million for the same period in 2025. The increase in net income was primarily attributable to (a) an increase in total revenues, (b) a decrease in acquisition-related and integration costs, and (c) a net favorable fluctuation in foreign currency exchange rates, partially offset by (i) an increase in overall costs and expenses mainly due to increases in personnel-related expenses, costs related to the operation of SecureWise, facilities and IT-related costs, including depreciation and amortization, amortization of acquired intangible assets, subcontractor fees, software license and maintenance costs, and travel expenses, (ii) an increase in interest expense from our long-term debt, (iii) a decrease in interest income, and (iv) an increase in income tax expense.

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

For additional information about our critical accounting policies, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies, and Note 2, Revenue from Contracts with Customers to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10‑Q and Part II Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the heading of “Critical Accounting Estimates” in our Annual Report. There were no material changes during the three months ended March 31, 2026, to the items that we disclosed as our critical accounting policies and estimates in Part II, Item 7 of the Annual Report.

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

Results of Operations

Discussion of Financial Data for the Three Months ended March 31, 2026 and 2025

Revenues, Costs of Revenues, and Gross Margin

Beginning with our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026, we updated our presentation of revenue categories. The change in presentation of revenues does not change our total revenues or total costs of revenues. The following table presents reclassified historical amounts to conform to the current period’s presentation (in thousands):

	Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025	$	%
Revenues:
Platform	$50,936	$37,321	$13,615	36%
Volume-based	9,194	10,457	(1,263)	(12)%
Total revenues	60,130	47,778	12,352	26%
Costs of revenues	16,938	12,955	3,983	31%
Gross profit	$43,192	$34,823	$8,369	24%
Gross margin	72%	73%

Platform revenue as a percentage of total revenues	85%	78%
Volume-based revenue as a percentage of total revenues	15%	22%

Platform Revenue

Platform revenue increased $13.6 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase in Platform revenue was primarily driven by higher revenue from CV and DirectScan systems, the addition of revenues related to SecureWISE systems, and increase in revenue from Exensio software and services.

Volume-based Revenue

Volume-based revenue decreased $1.3 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to decrease in revenue from Gainshare, partially offset by an increase in secureWISE data usage.

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

The increase in costs of revenues of $4.0 million for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to (i) a $1.8 million increase in personnel-related costs due to increased headcount and higher bonus expense, (ii) a $0.9 million increase in facilities and IT-related costs, including depreciation and amortization expense, (iii) a $0.7 million increase in software license and maintenance costs, (iv) a $0.3 million increase in amortization of acquired technology, and (v) a $0.2 million increase in travel expense.

Gross Margin

Gross margin decreased one percentage point for the three months ended March 31, 2026, to 72% compared to 73% for the same period in 2025, primarily due to decrease in revenue from Gainshare and higher costs.

Operating Expenses:

Research and Development

	Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025	$	%
Research and development	$18,328	$14,628	$3,700	25%
As a percentage of total revenues	30%	31%

Research and development expenses consist primarily of personnel-related costs (including compensation, employee benefits, bonus and stock-based compensation expense), outside development services, travel expenses, third-party cloud-services related costs, IT and facilities cost allocations to support product development activities.

Research and development expenses increased $3.7 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to (i) a $2.5 million increase in personnel-related costs due to increased headcount, higher bonus expense, and employee benefits expense, (ii) a $0.5 million increase in subcontractor fees primarily related to secureWISE systems and Exensio software, and (iii) a $0.5 million increase in facilities and IT-related costs, including depreciation and amortization expense.

We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the size and the timing of product development projects.

Selling, General, and Administrative

	Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025	$	%
Selling, general, and administrative	$17,492	$23,372	$(5,880)	(25)%
As a percentage of total revenues	29%	49%

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

Selling, general, and administrative expenses decreased $5.9 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to (i) a $4.3 million decrease in acquisition and integration costs related to the acquisition of SecureWise,  (ii) a $1.4 million decrease in personnel-related costs mainly due to lower compensation expense allocated to selling and marketing activities, and stock-based compensation expense, and (iii) a $0.5 million decrease in facilities and IT-related costs, partially offset by a $0.2 million increase in subcontractor expenses.

We anticipate our selling, general, and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

Amortization of Acquired Intangible Assets

	Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025	$	%
Amortization of acquired intangible assets	$1,059	$378	$681	180%

Amortization of acquired intangible assets represents amortization expense on intangibles assets acquired from business combinations in prior years. The increase in amortization expense for the three months ended March 31, 2026, compared to the same period in 2025, was a result of the amortization of intangible assets acquired in the SecureWise acquisition in March 2025.

Interest Expense

	Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025	$	%
Interest expense	$(1,089)	$(311)	$778	250%

Interest expense is from our long-term debt that was used in financing the acquisition of SecureWise in March 2025, and the related amortization of debt discount and issuance costs. Interest expense increased $0.8 million for the three months ended March 31, 2026, compared to the same period in 2025, driven by a full quarter of interest on long-term debt and the amortization of debt discount and issuance costs in the first quarter of 2026, compared to approximately one month of interest following the drawdown of long-term debt in March 2025.

Interest Income and Other, Net

	Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025	$	%
Interest income and other, net	$592	$870	$(278)	(32)%

Interest income and other, net, primarily consists of interest income and foreign currency transaction exchange gains and losses. Interest income and other, net decreased $0.3 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to $0.9 million decrease in interest income from cash and cash equivalents, partially offset by a $0.6 million net favorable fluctuations in foreign currency exchange rates.

Income Tax Expense

	Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025	$	%
Income tax expense	$(1,025)	$(36)	$989	2,747%

Income tax expense increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to the impact of enacted U.S. federal tax legislation, changes in the foreign, federal and state taxes and year-to-date recognition of worldwide pre-tax income in relation to their forecasted amounts for the full year.

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

The Organization for Economic Co-operation and Development (“OECD”) has a framework to implement a global minimum corporate tax of 15% for companies with global revenue and profits above certain thresholds (referred to as Pillar 2). Although the U.S. has not enacted legislation to implement Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The OECD issued new administrative guidance on January 5, 2026, with respect to Pillar 2 which modifies key aspects of the framework for countries to enact in their own laws. Pillar 2 did not have an impact on our condensed consolidated financial statements for the first quarter of 2026 because we do not currently meet the 750 million Euro sales threshold.

Liquidity and Capital Resources

As of March 31, 2026, our working capital, defined as total current assets less total current liabilities, was $100.7 million, compared to $92.0 million as of December 31, 2025. Total cash and cash equivalents were $31.2 million as of March 31, 2026, compared to $42.2 million as of December 31, 2025. As of March 31, 2026, and December 31, 2025, cash and cash equivalents held by our foreign subsidiaries were $8.7 million and $6.7 million, respectively.

Our material cash requirements include payments for capital expenditures, principal and interest payments on our debt, cash needed to fund our operating activities, operating lease payments, and purchase obligations to support our operations. Refer to Part I, Item 1, Financial Statements, Note 4, Leases, Note 5, Debt, and Note 12, Commitments and Contingencies for details relating to our material cash requirements for debt, leasing arrangements, including future maturities of operating lease liabilities, and purchase obligations, respectively.

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

Borrowings under the Credit Facilities will accrue interest at rates equal, at our election, to (i) the alternate base rate, which is defined as the highest of (a) the federal funds effective rate in effect from time to time plus 0.50%, (b) the prime commercial lending rate in effect from time to time, and (c) the daily simple secured overnight financing rate (“SOFR”) plus 1.00% or (ii) SOFR, plus, in each case, the applicable margin. The applicable margin for the Revolving Credit Facility borrowings bearing interest at the alternate base rate ranges from 1.00% to 1.75%, and the applicable margin for Revolving Credit Facility borrowings bearing interest based on the SOFR ranges from 2.00% to 2.75%, in each case, based on our consolidated total net leverage ratio as of the most recently ended fiscal quarter. The applicable margin for Term Loan borrowings bearing interest at the alternate base rate ranges from 1.00% to 1.75%, and the applicable margin for Term Loan borrowings bearing interest based on the SOFR ranges from 2.00% to 2.75%, in each case, based on our consolidated total net leverage ratio as of the most recently ended fiscal quarter. We will pay an annual commitment fee during the term of the Credit Agreement at a rate per annum equal to 0.50% for any undrawn portion of the Revolving Credit Facility. The Company’s weighted average annual interest rate on its outstanding debt was 5.9% for the three months ended March 31, 2026.

The Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants. Negative covenants include, among others, restrictions on the incurrence of debt, the incurrence of liens, the making of investments and distributions, dividends, and stock buy-backs. In addition, the Credit Agreement requires that we maintain a consolidated total net leverage ratio of not greater than 3.00 to 1.00, and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of March 31, 2026, we were in compliance with the covenants contained in the Credit Agreement.

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

First Amendment to Credit Agreement

On April 23, 2026, the Company entered into a First Amendment to Credit Agreement (the “Amendment”) with the Lenders and the Agent to amend the Credit Agreement dated as of March 7, 2025.  The Amendment increases the Revolving Credit Facility to an aggregate principal amount of $75 million. The Amendment introduces leveraged-based adjustments to the annual Revolving Credit Facility commitment fee during the term of the Credit Agreement. Instead of a flat per annum rate of 0.50%, the Revolving Credit Facility commitment fee will be 0.50% when the total debt to EBITDA ratio is greater than or equal to 2.50 to 1.00, 0.35% when the total debt to EBITDA ratio is less than 2.50 to 1.00 but greater than or equal to 0.50 to 1.00 and 0.20% when the total debt to EBITDA ratio is less than 0.50 to 1.00. All other material terms of the Credit Agreement remain unchanged. Under this facility, $30.0 million is available for the issuance of letters of credit.

Repurchase of Company’s Common Stock

On April 15, 2024, the Board of Directors adopted a stock repurchase program (the “2024 Program”) to repurchase up to $40.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. In 2025, the Company repurchased 12,500 shares under the 2024 Program at an average price of $19.55 per share for an aggregate total price of $0.2 million. During the three months ended March 31, 2026, the Company did not repurchase any shares under the 2024 Program. As of March 31, 2026, approximately $39.8 million remained available under the 2024 Program.

Subsequently, on April 14, 2026, the 2024 Program expired.

Also, subsequently, in May 2026, the Board Directors adopted a new stock repurchase program (the “2026 Program”) to repurchase up to $50.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date.

Cash Flow Data

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2026	2025	$ Change
Net cash flows provided by (used in):
Operating activities	$1,674	$8,640	$(6,966)
Investing activities	(10,500)	(123,861)	113,361
Financing activities	(2,146)	67,958	(70,104)
Effect of exchange rate changes on cash and cash equivalents	(95)	403	(498)
Net change in cash and cash equivalents	$(11,067)	$(46,860)	$35,793

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $1.7 million for the three months ended March 31, 2026, compared to $8.6 million for the same period in 2025. The decrease in net cash flows provided by operating activities between the periods was primarily driven by higher disbursements for operations, including payments related to vendor invoices and income taxes, lower collections from customers, and payments of interest related to bank loans, partially offset by a decrease in bonus payments under the Company’s bonus plan, and decrease in payments for business acquisition-related costs.

Net Cash Flows Used in Investing Activities

For the three months ended March 31, 2026, net cash flows used in investing activities were $10.5 million related to purchases and prepayments of property and equipment, mainly related to our DirectScan systems.

For the three months ended March 31, 2025, net cash flows used in investing activities were $123.9 million, which were primarily related to $129.7 million payments for the acquisition of SecureWise, net of cash acquired, $2.9 million purchases of short-term investments, and $8.2 million purchases and prepayments of property and equipment primarily related to our DirectScan systems, partially offset by $17.0 million proceeds from maturities and sales of short-term investments.

Net Cash Flows Provided by (Used in) Financing Activities

For the three months ended March 31, 2026, net cash flows used in financing activities were $2.1 million, which primarily consisted of $3.7 million in cash payments for taxes related to net share settlement of equity awards, and $0.6 million repayment of long-term debt, partially offset by $2.2 million proceeds from our employee stock purchase plan and exercise of stock options.

For the three months ended March 31, 2025, net cash flows provided by financing activities were $68.0 million, which primarily consisted of $69.2 million proceeds from long-term debt, net of debt discount and issuance costs, that was used in financing the acquisition of SecureWise, and $2.1 million proceeds from our employee stock purchase plan, partially offset by $3.3 million in cash payments for taxes related to net share settlement of equity awards.

Related Party Transactions

Refer to Note 13, Strategic Partnership Agreement with Advantest and Related Party Transactions, to our condensed consolidated financial statements in this Quarterly Report on Form 10‑Q, for the discussion about related party transactions between the Company and Advantest (as defined therein).

Off-Balance Sheet Agreements

As of March 31, 2026, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.

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

As of March 31, 2026, we had cash and cash equivalents of $31.2 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect as of March 31, 2026, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations.

As of March 31, 2026, and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure to any financial institution by evaluating the creditworthiness of the financial institutions with which we invest and investing through more than one financial institution.

We are exposed to interest rate risk through our variable rate debt. As of March 31, 2026, we had $67.5 million of debt that is subject to variable interest rates that are based on the daily simple secured overnight financing rate (“SOFR”) or an alternate base rate. Refer to Note 5 – Debt for details relating to the debt. If the rates were to increase by 100 basis points from the rates in effect as of March 31, 2026, our interest expense on the variable rate debt would increase by an average of $0.4 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous, while SOFR changes regularly. We do not currently hedge our interest rate risks but may determine to do so in the future. We will continue to monitor our exposure to interest rate risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e) as of March 31, 2026, in connection with the filing of this Quarterly Report on Form 10‑Q. Based on that evaluation as of March 31, 2026, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 12, Commitments and Contingencies to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, for information regarding our legal proceedings.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026. Any of such factors could result in a significant or material adverse effect on our results of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares of Company Equity Securities

There was no stock repurchase during the first quarter of 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags. **

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*       Furnished, and not filed.

**     Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDF SOLUTIONS, INC.

Date: May 7, 2026	By:	/s/ JOHN K. KIBARIAN
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: May 7, 2026	By:	/s/ ADNAN RAZA
Adnan Raza
Executive Vice President, Finance and Chief
Financial Officer
(principal financial and accounting officer)