Form 10-Q
period 2026-06-30
PDF SOLUTIONS INC
filed 2026-08-06
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

There were 42,227,216 shares of the Registrant’s Common Stock outstanding as of August 3, 2026.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$114,883	$42,220
Accounts receivable, net of allowance for credit losses	90,579	82,938
Prepaid expenses and other current assets	47,147	38,735
Total current assets	252,609	163,893
Property and equipment, net	94,520	81,609
Operating lease right-of-use assets, net	4,166	4,778
Goodwill	94,986	95,005
Intangible assets, net	48,056	52,194
Deferred tax assets, net	125	69
Other non-current assets	24,717	21,149
Total assets	$519,179	$418,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,387	$17,076
Accrued compensation and related benefits	26,866	22,437
Accrued and other current liabilities	8,822	8,719
Operating lease liabilities – current portion	2,089	1,982
Deferred revenues – current portion	20,254	19,441
Current portion of long-term debt, net	2,862	2,236
Total current liabilities	73,280	71,891
Long-term income taxes	4,580	4,273
Operating lease liabilities – non-current portion	2,949	3,838
Long-term debt, net	63,655	64,763
Other non-current liabilities	2,220	2,910
Total liabilities	146,684	147,675
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 54,210 and 51,726, respectively; shares outstanding 41,889 and 39,541, respectively	6	6
Additional paid-in capital	630,335	533,503
Treasury stock, at cost, 12,321 and 12,185 shares, respectively	(169,904)	(165,808)
Accumulated deficit	(85,566)	(94,628)
Accumulated other comprehensive loss	(2,376)	(2,051)
Total stockholders’ equity	372,495	271,022
Total liabilities and stockholders’ equity	$519,179	$418,697

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Platform	$49,130	$43,200	$100,066	$80,521
Volume-based	12,399	8,528	21,593	18,985
Total revenues	61,529	51,728	121,659	99,506

Costs and Expenses:
Costs of revenues	19,107	14,886	36,045	27,841
Research and development	17,316	14,913	35,644	29,541
Selling, general, and administrative	18,984	19,744	36,476	43,116
Amortization of acquired intangible assets	1,058	1,068	2,117	1,446
Income (loss) from operations	5,064	1,117	11,377	(2,438)
Interest expense	(1,106)	(1,242)	(2,195)	(1,553)
Interest income and other, net	666	196	1,258	1,066
Income (loss) before income tax benefit (expense)	4,624	71	10,440	(2,925)
Income tax benefit (expense)	(353)	1,075	(1,378)	1,039
Net income (loss)	$4,271	$1,146	$9,062	$(1,886)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(14)	1,298	(325)	1,760
Change in unrealized loss related to available-for-sale debt securities, net of tax	—	1	—	(9)
Total other comprehensive income (loss)	(14)	1,299	(325)	1,751
Comprehensive income (loss)	$4,257	$2,445	$8,737	$(135)

Net income (loss) per share:
Basic	$0.10	$0.03	$0.22	$(0.05)
Diluted	$0.10	$0.03	$0.22	$(0.05)

Weighted average common shares used to calculate net income (loss) per share:
Basic	40,932	39,148	40,397	39,118
Diluted	41,776	39,260	41,079	39,118

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Three Months Ended June 30, 2026
			Additional				Accumulated Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, March 31, 2026	39,911	$6	$542,176	12,277	$(169,518)	$(89,837)	$(2,362)	$280,465
Shares issued under equity plans	31	—	74	—	—	—	—	74
Shares withheld for taxes related to shares issued under equity plans	—	—	—	44	(386)	—	—	(386)
Shares issued under secondary offering, net of underwriting discounts and commissions	1,947	—	81,791	—	—	—	—	81,791
Stock-based compensation expense	—	—	6,294	—	—	—	—	6,294
Comprehensive income (loss)	—	—	—	—	—	4,271	(14)	4,257
Balances, June 30, 2026	41,889	$6	$630,335	12,321	$(169,904)	$(85,566)	$(2,376)	$372,495

	Three Months Ended June 30, 2025
			Additional				Accumulated Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balances, March 31, 2025	39,130	$6	$511,745	12,040	$(162,672)	$(97,020)	$(3,079)	$248,980
Shares issued under equity plans	33	—	27	—	—	—	—	27
Shares withheld for taxes related to shares issued under equity plans	—	—	—	11	(215)	—	—	(215)
Stock-based compensation expense	—	—	6,283	—	—	—	—	6,283
Comprehensive income	—	—	—	—	—	1,146	1,299	2,445
Balances, June 30, 2025	39,163	$6	$518,055	12,051	$(162,887)	$(95,874)	$(1,780)	$257,520

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Six Months Ended June 30, 2026
			Additional				Accumulated Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2025	39,541	$6	$533,503	12,185	$(165,808)	$(94,628)	$(2,051)	$271,022
Shares issued under equity plans	401	—	2,263	—	—	—	—	2,263
Shares withheld for taxes related to shares issued under equity plans	—	—	—	136	(4,096)	—	—	(4,096)
Shares issued under secondary offering, net of underwriting discounts and commissions	1,947	—	81,791	—	—	—	—	81,791
Stock-based compensation expense	—	—	12,778	—	—	—	—	12,778
Comprehensive income (loss)	—	—	—	—	—	9,062	(325)	8,737
Balances, June 30, 2026	41,889	$6	$630,335	12,321	$(169,904)	$(85,566)	$(2,376)	$372,495

	Six Months Ended June 30, 2025
			Additional				Accumulated Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balances, December 31, 2024	38,801	$6	$502,902	11,916	$(159,352)	$(93,988)	$(3,531)	$246,037
Shares issued under equity plans	362	—	2,155	—	—	—	—	2,155
Shares withheld for taxes related to shares issued under equity plans	—	—	—	135	(3,535)	—	—	(3,535)
Stock-based compensation expense	—	—	12,998	—	—	—	—	12,998
Comprehensive income (loss)	—	—	—	—	—	(1,886)	1,751	(135)
Balances, June 30, 2025	39,163	$6	$518,055	12,051	$(162,887)	$(95,874)	$(1,780)	$257,520

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$9,062	$(1,886)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	12,394	12,795
Depreciation and amortization	3,701	1,489
Amortization of acquired intangible assets	4,113	3,122
Amortization of costs capitalized to obtain revenue contracts	1,465	1,497
Net accretion of discounts on short-term investments	—	(266)
Recovery from previously written-off property and equipment	—	(641)
Deferred taxes	327	(1,298)
Other	65	(324)
Changes in operating assets and liabilities:
Accounts receivable	(7,398)	7,413
Prepaid expenses and other current assets	(15,228)	(7,911)
Operating lease right-of-use assets	828	794
Other non-current assets	7,415	(2,097)
Accounts payable	(2,450)	(275)
Accrued compensation and related benefits	4,171	(3,244)
Accrued and other liabilities	(183)	(2,188)
Deferred revenues	787	(2,695)
Operating lease liabilities	(994)	(860)
Net cash provided by operating activities	18,075	3,425
Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	—	24,498
Purchases of short-term investments	—	(2,938)
Purchases of property and equipment	(24,528)	(16,651)
Prepayment for the purchase of property and equipment	(54)	(78)
Recovery from previously written-off property and equipment	—	641
Payment for business acquisition, net of cash acquired	—	(129,718)
Net cash used in investing activities	(24,582)	(124,246)
Cash flows from financing activities:
Proceeds from shares issued under secondary offering, net of underwriting discounts and commissions of $3,860	81,791	—
Proceeds from exercise of stock options and employee stock purchase plan	2,263	2,155
Payments for taxes related to net share settlement of equity awards	(4,096)	(3,535)
Repayments of long-term debt	(625)	(625)
Proceeds from long-term debt, net of debt discount	—	69,550
Payments of debt issuance costs	(143)	(900)
Net cash provided by financing activities	79,190	66,645

Effect of exchange rate changes on cash and cash equivalents	(20)	997
Net change in cash and cash equivalents	72,663	(53,179)
Cash and cash equivalents at beginning of period	42,220	90,594
Cash and cash equivalents at end of period	$114,883	$37,415

Continued on next page

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash payments for:
Income taxes	$1,196	$1,699
Amounts included in the measurement of operating lease liabilities	$1,141	$960
Interest on long-term debt	$2,026	$1,461

Supplemental disclosure of noncash information:
Prepayments for purchase of property and equipment transferred from prepaid assets to property and equipment	$227	$82
Property and equipment received and accrued in accounts payable and accrued and other current liabilities	$9,392	$6,794
Net carrying value of property and equipment expensed in cost of revenues, and property and equipment transferred to sales-type leases and from other non-current assets, net	$5,602	$—
Stock-based compensation capitalized as property and equipment	$384	$203
Operating lease liabilities arising from obtaining right-of-use assets	$257	$3,242
Debt financing costs included in accounts payable	$—	$1,563

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

Change in Presentation of Revenues

Beginning with the 2025 10-K, the Company updated its presentation of revenue categories. The change in presentation of revenues does not change the Company’s total revenues or total costs of revenues. The following table presents reclassified historical amounts to conform to the current period’s presentation (in thousands):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Previously Reported	Change in Presentation Reclassification	Current Presentation	Previously Reported	Change in Presentation Reclassification	Current Presentation
Revenues:
Analytics	$48,822	$(48,822)	$—	$91,293	$(91,293)	$—
Integrated Yield Ramp	2,906	(2,906)	—	8,213	(8,213)	—
Platform	N/A	43,200	43,200	N/A	80,521	80,521
Volume-based	N/A	8,528	8,528	N/A	18,985	18,985
Total revenues	$51,728	$—	$51,728	$99,506	$—	$99,506

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

The following table shows the percentage of total revenue that is classified as recurring and upfront for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Recurring revenue (1)	80%	89%	84%	90%
Upfront revenue (2)	20%	11%	16%	10%
Total	100%	100%	100%	100%

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

The following table shows revenues from contracts with customers from geographical regions, based on billing address of the customer (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
		Percentage		Percentage		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues	Revenues	of Revenues	Revenues	of Revenues
United States	$34,036	55%	$19,954	39%	$58,543	48%	$38,182	39%
Japan	6,563	11	9,304	18	15,242	13	21,040	21
China	8,723	14	12,190	23	17,237	14	20,233	20
Rest of the world	12,207	20	10,280	20	30,637	25	20,051	20
Total revenues	$61,529	100%	$51,728	100%	$121,659	100%	$99,506	100%

International revenues accounted for approximately 45% and 61% of the Company’s total revenues during the three months ended June 30, 2026 and 2025, respectively, and approximately 52% and 61% of the Company’s total revenues during the six months ended June 30, 2026 and 2025, respectively.

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

The Company classifies the right to consideration in exchange for software or services transferred to a customer as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional, as compared to a contract asset, which is a right to consideration that is conditional upon factors other than the passage of time. The majority of the Company’s contract assets represent unbilled amounts related to fixed-price service contracts when the revenue recognized exceeds the amount billed to the customer. The $3.3 million increase in contract assets during the six months ended June 30, 2026, was primarily due to revenue recognized during the six months ended June 30, 2026 for which the payment is subject to conditions other than the passage of time.

The contract assets are generally classified as current and are recorded on a net basis with deferred revenues (i.e. contract liabilities) at the contract level. The contract assets consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Current (included in Prepaid expenses and other current assets)	$14,350	$11,267
Non-current (included in Other non-current assets)	169	—
Total contract assets	$14,519	$11,267

The Company did not record any asset impairment charges related to contract assets for the periods presented.

Deferred revenues and billings in excess of recognized revenues consist substantially of amounts invoiced in advance of revenue recognition and are recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as current deferred revenues and the remaining portion is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. The $0.8 million increase in contract liabilities during the six months ended June 30, 2026, reflected the timing of revenue recognition relative to billings for products and services from which there are unsatisfied performance obligations to customers such that revenue had not yet been recognized as of June 30, 2026.

Deferred revenues were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Current	$20,254	$19,441
Non-current (included in Other non-current liabilities)	836	865
Total deferred revenues	$21,090	$20,306

Additional information related to deferred revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized that was included in the deferred revenues and billings in excess of recognized revenues balances at the beginning of each period	$10,587	$12,063	$14,271	$18,625

As of June 30, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was approximately $270.7 million. Given the applicable contract terms with customers, the majority of this amount is expected to be recognized as revenue over the next two years, with the remainder recognized thereafter. This amount does not include significant contracts to which the customer is not committed, future sales-based or usage-based royalty payments in exchange for a license of IP, and future payments for performance obligations from on-demand arrangements. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications, or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to the scope, change in timing of delivery of products and services, or contract modifications.

The adjustment to revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was an increase of $1.1 million and a decrease of $1.5 million during the three months ended June 30, 2026 and 2025, respectively, and an increase of $6.9 million and an increase of $0.2 million during the six months ended June 30, 2026 and 2025, respectively. These amounts primarily represent changes in estimated percentage-of-completion based contracts and changes in actual versus estimated Gainshare revenue.

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

Total capitalized direct sales commission costs and related fees were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Current (included in Prepaid expenses and other current assets)	$2,785	$2,489
Non-current (included in Other non-current assets)	2,676	3,395
Total capitalized direct sales commission costs	$5,461	$5,884

Amortization of capitalized direct sales commission costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of capitalized direct sales commission costs	$706	$625	$1,465	$1,497

There was no impairment loss in relation to the costs capitalized for the periods presented.

Practical Expedient

The Company does not adjust the transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists, and determined its contracts did not include a material significant financing component during the three and six months ended June 30, 2026 and 2025.

3. BALANCE SHEET COMPONENTS

Accounts Receivable

Accounts receivable includes amounts that are unbilled at the end of the period that are expected to be billed and collected within a 12‑month period. Unbilled accounts receivable, included in accounts receivable, totaled $46.5 million and $44.8 million as of June 30, 2026, and December 31, 2025, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12‑month period are recorded in other non-current assets and totaled $8.7 million as of June 30, 2026, and December 31, 2025.

The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for credit losses is maintained for probable credit losses based upon the Company’s assessment of the expected collectibility of the accounts receivable. The allowance for credit losses is reviewed on a quarterly basis to assess the adequacy of the allowance. The allowance for credit losses was $0.9 million as of June 30, 2026, and December 31, 2025.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Net investments in sales-type leases - current portion (1)	$19,293	$14,248
Contract assets (2)	14,350	11,267
Prepaid expense	7,037	6,595
Costs capitalized to obtain revenue contracts (3)	2,785	2,489
Other	3,682	4,136
Total prepaid expenses and other current assets	$47,147	$38,735

(1)	See “Other Non-current Assets” section under Note 3, Balance Sheet Components.
(2)	See “Contract Balances” section under Note 2, Revenue from Contracts with Customers.
(3)	See “Costs to Obtain or Fulfill a Contract” section under Note 2, Revenue from Contracts with Customers.

Property and Equipment

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Computer equipment	$15,143	$14,547
Software and capitalized software development cost	15,320	10,408
Furniture, fixtures, and equipment	2,728	2,668
Leasehold improvements	7,142	7,033
Laboratory and other equipment	7,259	6,737
Test equipment	46,171	33,268
Property and equipment in progress:
DirectScan system assets	46,622	49,184
CV system and other assets	8,417	8,621
Total property and equipment	148,802	132,466
Less: Accumulated depreciation and amortization	(54,282)	(50,857)
Total property and equipment, net	$94,520	$81,609

Test equipment mainly includes DirectScan system and CV system assets at customer sites that generate revenue. Property and equipment in progress represent mainly the development or construction of property and equipment that have not yet been placed in service for the Company’s intended use and are not depreciated. Depreciation and amortization expense was $2.1 million and $0.8 million during the three months ended June 30, 2026 and 2025, respectively, and $3.7 million and $1.5 million during the six months ended June 30, 2026, and 2025, respectively.

Goodwill and Intangible Assets, Net

The changes in goodwill were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Balance at the beginning of period	$95,005	$14,953
Addition (1)	—	81,799
Measurement period acquisition adjustment	15	—
Foreign currency translation adjustment	(34)	46
Balance at the end of period	$94,986	$96,798

(1)	The Company completed the acquisition of SecureWise LLC (“SecureWise”) on March 7, 2025. See Note 14, Business Combination, for additional information related to the goodwill and intangible assets added from this acquisition in 2025.

Intangible assets, net, consisted of the following (in thousands):

		June 30, 2026			December 31, 2025
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired intangible assets:
Customer relationships	1 - 13	$38,400	$(11,335)	$27,065	$38,404	$(10,034)	$28,370
Developed technology	4 - 9	46,180	(30,541)	15,639	46,215	(28,466)	17,749
Tradename and trademarks	2 - 10	8,198	(2,967)	5,231	8,198	(2,267)	5,931
Patent	6 - 10	2,100	(1,979)	121	2,100	(1,956)	144
Noncompetition agreements	3	848	(848)	—	848	(848)	—
Total		$95,726	$(47,670)	$48,056	$95,765	$(43,571)	$52,194

The weighted average amortization period for acquired identifiable intangible assets was 8.3 years as of June 30, 2026. The amortization expense related to intangible assets were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of acquired technology (included in costs of revenues)	$998	$998	$1,996	$1,676
Amortization of acquired intangible assets (presented separately under costs and expenses)	1,058	1,068	2,117	1,446
Total amortization expense	$2,056	$2,066	$4,113	$3,122

The estimated future amortization of acquired identifiable intangible assets were as follows (in thousands):

Year Ending December 31,	Amount
2026 (remaining six months)	$3,982
2027	7,940
2028	7,635
2029	5,950
2030	4,506
2031 and thereafter	18,043
Total future amortization expense	$48,056

There was no impairment charge for goodwill and intangible assets during the three and six months ended June 30, 2026 and 2025.

Other Non-current Assets

Other non-current assets were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Unbilled accounts receivable (1)	$8,737	$8,719
Costs capitalized to obtain revenue contracts (2)	2,676	3,395
Contract assets (2)	169	—
Net investments in sales-type leases (3)	11,736	7,588
Other	1,399	1,447
Total other non-current assets	$24,717	$21,149

(1)	See Note 3, Balance Sheet Components – Accounts Receivable.
(2)	See “Costs to Obtain or Fulfill a Contract” section under Note 2, Revenue from Contracts with Customers.
(3)	The Company’s net investments in sales-type leases were for its DirectScan system and CV system assets. The components of net investments in sales-type leases were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Present value of lease receivables	$17,805	$10,890
Unguaranteed residual assets	13,224	10,946
Total net investments in sales-type leases	$31,029	$21,836
Reported as:
Current (included in Prepaid expenses and other current assets)	$19,293	$14,248
Non-current (included in Other non-current assets)	11,736	7,588
Total net investments in sales-type leases	$31,029	$21,836

Maturities of leases payments under sales-type leases as of June 30, 2026, were as follows (in thousands):

Year Ending December 31,	Amount
2026 (remaining six months)	$6,995
2027	2,191
2028	3,109
2029	3,109
2030	2,915
2031 and thereafter	2,930
Total future sales-type lease payments	21,249
Less: Implied interest (1)	(3,444)
Present value of lease receivables	$17,805

(1)	Calculated using the rate implicit in the lease determined for each lease.

There was no allowance for credit losses on lease receivables as of June 30, 2026, and December 31, 2025. The Company’s ongoing risk management strategy for residual assets includes performing regular reviews of estimated residual values.

Accrued and other current liabilities

Accrued and other current liabilities were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Accrued expenses	$6,513	$7,061
Accrued income taxes	318	297
Other	1,991	1,361
Total accrued and other current liabilities	$8,822	$8,719

4. LEASES

The Company leases administrative and sales offices and certain equipment under non-cancellable operating leases, which contain various renewal or termination options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various dates through 2031. The Company had no leases that were classified as a financing lease as of June 30, 2026, and December 31, 2025.

Lease expense was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$489	$435	$978	$849
Short-term lease and variable lease expense (1)	183	193	355	400
Total lease expense	$672	$628	$1,333	$1,249

(1)

Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease expense for the periods presented primarily included common area maintenance charges.

Supplemental information related to operating leases were as follows:

	June 30,	December 31,
	2026	2025
Weighted average remaining lease term under operating leases (in years)	2.8	3.2
Weighted average discount rate for operating lease liabilities	6.2%	6.2%

Maturities of operating lease liabilities as of June 30, 2026, were as follows (in thousands):

Year Ending December 31,	Amount
2026 (remaining six months)	$1,145
2027	2,224
2028	1,387
2029	354
2030	283
2031	101
Total future minimum lease payments	5,494
Less: Interest (1)	(456)
Present value of future minimum lease payments under operating lease liabilities	$5,038
Reported as:
Operating lease liabilities – current	$2,089
Operating lease liabilities – non-current	2,949
Total operating lease liabilities	$5,038

(1)	Calculated using incremental borrowing interest rate for each lease.

5. DEBT

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Term loan	$22,500	$23,125
Revolving credit facility	45,000	45,000
Total debt (principal amount)	67,500	68,125
Unamortized debt discount and issuance costs	(983)	(1,126)
Total debt, net of unamortized debt discount and issuance costs	$66,517	$66,999
Reported as:
Current portion of long-term debt, net	$2,862	$2,236
Long-term debt, net	63,655	64,763
Total debt, net	$66,517	$66,999

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

Borrowings under the Credit Facilities will accrue interest at rates equal, at the Company’s election, to (i) the alternate base rate, which is defined as the highest of (a) the federal funds effective rate in effect from time to time plus 0.50%, (b) the prime commercial lending rate in effect from time to time, and (c) the daily simple secured overnight financing rate (“SOFR”) plus 1.00% or (ii) SOFR, plus, in each case, the applicable margin. The applicable margin for the Revolving Credit Facility borrowings bearing interest at the alternate base rate ranges from 1.00% to 1.75%, and the applicable margin for Revolving Credit Facility borrowings bearing interest based on the SOFR ranges from 2.00% to 2.75%, in each case, based on the Company’s consolidated total net leverage ratio as of the most recently ended fiscal quarter. The applicable margin for Term Loan borrowings bearing interest at the alternate base rate ranges from 1.00% to 1.75%, and the applicable margin for Term Loan borrowings bearing interest based on the SOFR ranges from 2.00% to 2.75%, in each case, based on the Company’s consolidated total net leverage ratio as of the most recently ended fiscal quarter. The Revolving Credit Facility includes a payment of an annual commitment fee during the term of the Credit Agreement at a rate per annum equal to 0.50% for any undrawn amount, which was later amended in  April 2026 to a leveraged-based adjustment to the annual Revolving Credit Facility commitment fee (see First Amendment to Credit Agreement section below). The Company’s weighted average annual interest rate on its outstanding debt was 5.9% and 6.5% for the six months ended June 30, 2026, and 2025, respectively.

The Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants. Negative covenants include, among others, restrictions on the incurrence of debt, the incurrence of liens, the making of investments and distributions, dividends, and stock buy-backs. In addition, the Credit Agreement requires that the Company maintain a consolidated total net leverage ratio of not greater than 3.00 to 1.00, and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of June 30, 2026, the Company was in compliance with the covenants contained in the Credit Agreement.

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

First Amendment to Credit Agreement

On April 23, 2026, the Company entered into a First Amendment to Credit Agreement (the “Amendment”) with the Lenders and the Agent to increase the Revolving Credit Facility to an aggregate principal amount of $75.0 million. The Amendment introduces leveraged-based adjustments to the annual Revolving Credit Facility commitment fee during the term of the Credit Agreement. Instead of a flat per annum rate of 0.50%, the Revolving Credit Facility commitment fee will be 0.50% when the total debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio (as defined in the Amendment) is greater than or equal to 2.50 to 1.00, 0.35% when the total debt to EBITDA ratio is less than 2.50 to 1.00 but greater than or equal to 0.50 to 1.00 and 0.20% when the total debt to EBITDA ratio is less than 0.50 to 1.00. All other material terms of the Credit Agreement remain unchanged. Under this facility, $30.0 million is available to the Company for drawdown as of June 30, 2026.

Future Payments on Total Debt

As of June 30, 2026, the estimated future principal payments of the total long-term debt were as follows (in thousands):

Year Ending December 31,	Amount
2026 (remaining six months)	$1,875
2027	2,500
2028	2,500
2029	2,500
2030	58,125
Total future principal payments of long-term debt	$67,500

6. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On April 15, 2024, the Board of Directors adopted a stock repurchase program (the “2024 Program”) to repurchase up to $40.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. The Company repurchased a total of 12,500 shares under the 2024 Program at an average price of $19.55 per share for an aggregate total price of $0.2 million. The 2024 Program expired on April 14, 2026.

In  May 2026, the Board Directors adopted a new stock repurchase program (the “2026 Program”) to repurchase up to $50.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. As of June 30, 2026, $50.0 million remained available under the 2026 Program.

Secondary Offering

On May 13, 2026, the Company entered into an underwriting agreement with Morgan Stanley & Co. LLC, as representative of the several underwriters named therein (collectively, the “Underwriters”), and Advantest America, Inc. (the “Selling Stockholder”) in connection with (i) the offering, issuance and sale by the Company of 1,946,630 shares of the Company’s common stock, $0.00015 par value per share, including 685,246 shares sold pursuant to the Underwriters’ full exercise of their option to purchase additional shares, and (ii) the offering and sale by the Selling Stockholder of 3,306,924 shares of the Company’s common stock, at an offering price of $44.00 per share, less underwriting discounts and commissions (collectively, the “Offering”). The Offering closed on May 15, 2026. The Offering was made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The net proceeds to the Company from the sale of shares of newly issued common stock were approximately $81.8 million, after deducting $3.9 million of underwriting discounts and commissions. The Company did not receive any proceeds from the sale of shares by the Selling Stockholder.

7. EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

On June 15, 2021, the Company’s stockholders initially approved the 2021 Employee Stock Purchase Plan, which has been amended and restated by the Board of Directors and approved by the Company’s stockholders since then (as amended through the date of this report, the “2021 Purchase Plan”). The most recent amendment, approved by the Company’s Board of Directors on April 23, 2026, and the stockholders on June 16, 2026, increased the number of shares reserved for issuance under such plan by an additional 0.2 million shares, to a total of 1.6 million shares.

The 2021 Purchase Plan commenced on August 1, 2021, and provides for twenty-four-month offering periods with four six-month purchase periods in each offering period. As of June 30, 2026, 0.7 million shares were available for future issuance under the 2021 Purchase Plan.

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

During the six months ended June 30, 2026 and 2025, a total of 117,181 shares and 90,076 shares, respectively, were issued under the 2021 Purchase Plan, at a weighted average purchase price of $18.46 per share and $23.68 per share, respectively. As of June 30, 2026, the estimated unrecognized compensation cost related to the 2021 Purchase Plan was $2.1 million, which is expected to be recognized over a weighted average period of 1.1 years.

Stock Incentive Plan

On November 16, 2011, the Company’s stockholders initially approved the 2011 Stock Incentive Plan, which has been amended and restated by the Board of Directors and approved by the Company’s stockholders a number of times since then (as amended through the date of this report, the “2011 Plan”). The most recent amendment, approved by the Company’s Board of Directors on April 23, 2026, and the stockholders on June 16, 2026, increased the number of shares reserved for issuance under such plan by an additional 0.8 million shares, to a total of 16.7 million shares, and extended the deadline to grant incentive stock options to April 23, 2036. As of June 30, 2026, 4.3 million shares were available for future grant under the 2011 Plan.

Stock Award Activities

Restricted stock unit (“RSU”)

Nonvested RSU activities were as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)	Per Share
Nonvested, January 1, 2026	2,005	$29.08
Granted	50	37.74
Vested	(415)	29.29
Forfeited	(49)	30.41
Nonvested, June 30, 2026	1,591	$29.27

The Company withholds common stock to satisfy employee tax withholding obligations in connection with the vesting of RSUs and treats RSUs withheld for tax withholding in a similar manner to common stock repurchases and reports such shares as treasury stock. Shares withheld for taxes related to employees’ tax withholding obligation for shares issued under the equity plans and the respective amounts are reflected in the condensed consolidated statements of stockholders’ equity.

As of June 30, 2026, there was $34.1 million of total unrecognized compensation cost related RSUs which is expected to be recognized over a weighted average period of 2.4 years. Additional information related to RSUs is as follows:

	Six Months Ended June 30,
	2026	2025
Total fair value of restricted stock units vested (in thousands)	$12,659	$10,501

Stock Options

There were no stock options granted during the six months ended June 30, 2026 and 2025. As of June 30, 2026, the outstanding stock options totaled 12,557 shares. Total fair value of shares vested during the three and six months ended June 30, 2026, was immaterial. As of June 30, 2026, there was no remaining unrecognized compensation cost related to unvested stock options.

Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years. Stock-based compensation expense before taxes related to the Company’s stock plan and employee stock purchase plan was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Costs of revenues	$1,258	$1,257	$2,537	$2,599
Research and development	2,169	2,251	4,561	4,670
Selling, general, and administrative	2,571	2,691	5,296	5,526
Total stock-based compensation expense	$5,998	$6,199	$12,394	$12,795

8. INCOME TAXES

Income tax expense increased by $2.4 million for the six months ended June 30, 2026, to $1.4 million income tax expense as compared to $1.0 million income tax benefit for the six months ended June 30, 2025. The Company’s effective tax rate was 13% for the six months ended June 30, 2026, compared to 36% for the six months ended June 30, 2025. The increase was primarily due to changes in the foreign, federal and state taxes, and year-to-date recognition of worldwide pre-tax income (loss) in relation to their forecasted amounts for the full year. The Company’s provision for income taxes for the six months ended June 30, 2026, was primarily attributable to foreign taxes, U.S. federal and state taxes.

The Company’s total amount of unrecognized tax benefits, excluding interest, as of June 30, 2026, was $17.3 million, of which $2.5 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest, as of December 31, 2025, was $17.1 million, of which $2.5 million, if recognized, would affect the Company’s effective tax rate. As of June 30, 2026, the Company has recorded unrecognized tax benefits of $3.1 million, including interest of $0.7 million, as long-term taxes payable in the condensed consolidated balance sheets. The remaining $14.9 million has been recorded within the Company’s DTAs, which is subject to a full valuation allowance.

The valuation allowance was approximately $69.9 million as of June 30, 2026, and December 31, 2025, which was related to U.S. net federal and state DTAs. The worldwide net DTA balances were immaterial as of June 30, 2026, and December 31, 2025. The Company has historically maintained a full valuation allowance against all the domestic DTAs because it was more likely than not that the DTAs will not be realized. The Company intends to continue maintaining a full valuation allowance on the DTAs until sufficient evidence indicates its DTAs will be realized. However, considering the Company’s current assessment of the probability of maintaining profitability, there is a reasonable possibility that in the short term, a portion, or all, of the valuation allowance would no longer be prudent. As such, the Company  may release a portion, or all, of the valuation allowance against DTAs within the next 12 months. This release, if any, would result in the recognition of certain DTAs and a decrease to income tax expense for the period such release is recorded. The Company is currently evaluating both quantitative and qualitative factors that may impact the valuation allowance assessment. Therefore, the exact timing and amount of the valuation allowance release are subject to the Company’s profitability and projected ability to utilize the Company’s tax attributes, among other factors.

The Company conducts business globally and, as a result, files numerous consolidated and separate income tax returns in the U.S. federal and various state and foreign jurisdictions. For U.S. federal and California income tax purposes, the statute of limitations currently remains open for the tax years ended 2022 to present and 2021 to present, respectively. In addition, all of the net operating loss and research and development credit carryforwards that may be utilized in future years may be subject to federal and state examination. In May 2026, the Company received a notice from the Department of the Treasury Internal Revenue Service (“IRS”) that the Company’s federal income tax return for 2023 was selected for examination. The examination remains in its early stages, and no issues have been raised by the IRS to date. The Company is not currently under other known income tax examinations in the U.S. for any other periods or in any other of its major foreign subsidiaries’ jurisdictions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$4,271	$1,146	$9,062	$(1,886)
Denominator:
Basic weighted average common shares outstanding	40,932	39,148	40,397	39,118
Effect of dilutive stock options, unvested restricted stock units, and shares of common stock expected to be issued under employee stock purchase plan	844	112	682	—
Diluted weighted average common shares outstanding	41,776	39,260	41,079	39,118

Net income (loss) per share:
Basic	$0.10	$0.03	$0.22	$(0.05)
Diluted	$0.10	$0.03	$0.22	$(0.05)

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

The following table summarizes the potential shares of common stock that were not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Non-vested restricted stock units	5	1,164	17	1,518
Outstanding stock options	—	6	—	26
Shares issuable under employee stock purchase plan	62	268	55	268
Total	67	1,438	72	1,812

10. CUSTOMER AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, reviews discrete financial information including total revenues, gross profit, and net income (loss) presented on a consolidated basis for purposes of regularly making operating decisions about allocation of resources and financial performance assessment. Further, the CODM reviews and utilizes functional expenses (costs of revenues, research and development, and selling, general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in the condensed consolidated net income (loss) are amortization of acquired intangible assets, interest expense, interest income and other, net and income tax expense, which are reflected in the condensed consolidated statements of operations and comprehensive income (loss). Accordingly, because it does not distinguish between markets, the Company considers itself as one operating and reporting segment, specifically the provision of services for differentiated data and analytics solutions to the semiconductor and electronics industries.

The following table presents segment total revenues, costs of revenues, gross profit, income from operations, and net income (loss) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$61,529	$51,728	$121,659	$99,506
Costs of revenues	$19,107	$14,886	$36,045	$27,841
Gross profit	$42,422	$36,842	$85,614	$71,665
Net income (loss)	$4,271	$1,146	$9,062	$(1,886)

Revenues from individual customers, each of which was approximately 10% or more of the Company’s consolidated total revenues, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2026	2025	2026	2025
A	22%	19%	25%	17%
B	* %	12%	* %	15%
C	10%	17%	10%	14%
D	19%	*	10%	* %

* represents less than 10%

Gross accounts receivable balances (including amounts that are unbilled) from individual customers, each of which was approximately 10% or more of the Company’s gross accounts receivable balance, were as follows:

	June 30,	December 31,
Customer	2026	2025
A	39%	39%
C	22%	25%

Long-lived assets, net by geographic area were as follows (in thousands):

	June 30,	December 31,
	2026	2025
United States (1)	$109,036	$94,426
Rest of the world	2,874	2,907
Total long-lived assets, net	$111,910	$97,333

(1) Includes assets deployed at customer sites which could be outside the United States.

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

		June 30, 2026				December 31, 2025
			Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
	Balance Sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Classification	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	Cash equivalents	$98,116	$98,116	$—	$—	$14,535	$14,535	$—	$—
Available-for-sale debt securities:
Convertible note receivable (1)	Other current assets	2,187	—	—	2,187	2,138	—	—	2,138
Total		$100,303	$98,116	$—	$2,187	$16,673	$14,535	$—	$2,138

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

The Company’s standard product warranty terms for its DirectScan system generally include post-sales support and repairs or replacement of a product at no additional charge for a contractually agreed period of time. The standard warranty reserve is based on estimated total expected costs to fulfill our warranty obligation based on best available information as of the reporting date. The standard warranty reserve was immaterial as of June 30, 2026, and December 31, 2025.

Purchase Obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of June 30, 2026, total outstanding purchase obligations were $54.5 million, the majority of which is due within the next 2 years.

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

Legal Proceedings — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable, and the loss can be reasonably estimated, and recognizes gains related to litigation at the earlier of when the gain has been realized or when it is realizable in accordance with FASB requirements. As of June 30, 2026, the Company was not party to any material legal proceedings for which a loss was probable or an amount was accrued.

On May 6, 2020, the Company initiated an arbitration proceeding with the Hong Kong International Arbitration Center (the “Tribunal”) against SMIC New Technology Research & Development (Shanghai) Corporation (“SMIC”) due to SMIC’s failure to pay fees due to the Company under a series of contracts. The Company sought to recover the unpaid fees, a declaration requiring SMIC to pay fees under the contracts in the future (or a lump sum payment to end the contract), and costs associated with bringing the arbitration proceeding. SMIC denied liability and an arbitration hearing was held in February 2023. On November 12, 2025, the Tribunal issued a confidential arbitration award (the “Award”), which is in favor of the Company. The Company is separately pursuing an award as to costs. No payments under the Award have been received by the Company to date and in February 2026, SMIC filed an application with the High Court of Hong Kong seeking to set the Award aside. The Company believes the set aside application is without merit, is defending it, and is pursuing judicial enforcement of the Award in various jurisdictions. At this time, there is no assurance that the Company will receive all or any part of the Award. Accordingly, no amounts have been recognized in connection with the Award as of June 30, 2026.

13. RELATED PARTY TRANSACTIONS

Through May 15, 2026, Advantest Corporation through its wholly-owned subsidiary, Advantest America, Inc. (collectively referred to herein as “Advantest”) was a related party because it owned more than 5% of the Company’s outstanding equity following the purchase by Advantest of 3,306,924 shares of common stock from the Company in July 2020 pursuant to a securities purchase agreement entered into between them, for aggregate gross proceeds to the Company of $65.2 million. On May 15, 2026, as a result of the Offering, Advantest ceased to be a related party. See Note 6, Stockholders’ Equity.

In July 2020, the Company and Advantest also entered into (i) a development agreement for Advantest tools to leverage the Company’s Exensio analytics software; (ii) a commercialization agreement providing for the license to third parties of solutions resulting from the development work; and, (iii) a cloud-based subscription for Exensio analytics software and related services. The Exensio subscription expired in July 2025, while the development and commercialization agreements continue in effect.

Revenue recognized from Advantest during the three and six months ended June 30, 2026, was $0.2 million and $0.7 million, respectively, and during the three and six months ended June 30, 2025, $3.5 million and $7.1 million, respectively. Since it was no longer a related party as of June 30, 2026, there were no accounts receivable and deferred revenue from Advantest as of such date. As of  December 31, 2025, accounts receivable from Advantest was not material and deferred revenue amounted to $8.3 million.

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

The Company acquired SecureWise to accelerate equipment makers’ ability to derive value from equipment data by enabling them to leverage the Company’s Exensio analytics software and to expand the capability of the Company’s secure data exchange (“DEX”) outsourced semiconductor assembly and test (“OSAT”) network by allowing equipment makers, fab operators, and fabless companies to collaborate to optimize chip manufacturing and test.

The Company accounted for the Transaction as a business combination in accordance with ASC Topic 805, Business Combinations. This method requires that assets acquired, and liabilities assumed in a business combination be recognized at their respective estimated fair values as of the acquisition date. The Company allocated the purchase price to identifiable assets acquired based on their estimated fair values. The fair value of the consideration transferred, and the assets acquired and liabilities assumed was determined by the Company and in doing so management engaged a third-party valuation specialist to assist with the measurement of the fair value of identifiable intangible assets. The estimated fair value of the identifiable assets acquired, and liabilities assumed was based on management’s best estimates. The fair value of the customer relationships was determined using the multi-period excess earnings income approach or cost approach. The fair value of trade names and developed technology was determined using the relief-from-royalty method. The fair value of acquired technology was determined using the cost approach. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill recorded from this acquisition represents business benefits the Company anticipates from the acquired workforce and expectation for expanded sales opportunities to foster further business growth. The goodwill associated with the acquisition is deductible for tax purposes.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “projected,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target” or “continue,” the negative effect of terms like these or other similar expressions. These statements include, but are not limited to, statements related to: the Company’s business strategy and objectives; the Company’s intellectual property and proprietary software, information and technology; the Company’s sales and marketing strategy, expectations regarding strategic alliances and relationships; investments in research and development; industry trends; macroeconomic factors, inventories, and demand; changing export controls and sanctions; U.S. administrative initiatives; investments in semiconductor manufacturing; geopolitical tensions and conflicts; fluctuations in the Company’s quarterly results; and other statements identified by words such as “could,” “expects,” “intends,” “may,” “plans,” “potential,” “should,” “will,” “would,” or similar expressions and the negatives of those terms. These statements are subject to future events, circumstances, uncertainties, and risks that could cause results to differ materially, including risks associated with: the effectiveness of the Company’s business and technology strategies; semiconductor industry trends and competition; rates of adoption of the Company’s solutions by new and existing customers; project milestones or delays and performance criteria achieved; cost and schedule of new product development and investments in research and development; the continuing impact of macroeconomic conditions, including inflation, changing interest rates and tariffs, energy prices, the evolving trade regulatory environment and geopolitical tensions, and other trends impacting the semiconductor industry, the Company’s customers, operations, and supply and demand for its products; supply chain disruptions; changes in laws and regulations, including recent tax and data privacy laws and regulations, or the interpretation or enforcement thereof; the success of the Company’s strategic growth opportunities and partnerships; recent and future acquisitions, strategic alliances and relationships and the Company’s ability to successfully integrate acquired businesses and technologies; whether the Company can successfully convert backlog into revenue; customers’ production volumes under contracts that provide Gainshare; the sufficiency of the Company’s cash resources and anticipated funds from operations; the Company’s ability to obtain additional financing if needed; the Company’s ability to use support and updates for certain open-source software; and other risks and uncertainties discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements are only predictions. Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. All forward-looking statements and other information included in this document are based on information available to us on the date of filing and we further caution investors that our business and financial performance are subject to substantial risks and uncertainties. We assume no obligation to update publicly any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risk factors set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026 (the “Annual Report”). All references to “we,” “us,” “our,” “PDF,” “PDF Solutions” or “the Company” refer to PDF Solutions, Inc.

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

Worldwide economic performance is uneven, and the possibility of a recession persists, leading to uneven demand. Geopolitical tensions and conflicts in various locations around the world have created volatility in the global financial markets and may have further global economic consequences, including potential disruptions of the global supply chain, heightened volatility of commodity and raw material prices, increased energy prices, and increased fears of a global recession. Inventories of semiconductor devices remain elevated in some instances. With high inventories and soft demand for some product segments, some semiconductor fab utilization rates are also low and semiconductor capital equipment orders have been impacted for some vendors and market segments. As a result, some purchase cycles, especially for enterprise software and capital equipment and particularly with respect to larger deals, have lengthened in recent years and may continue to do so. Also, we have contractors located in the West Bank and in Israel, who are providing software development and customer technical support services. We have developed contingency plans to use alternative resources to continue serving customers, if needed. Any escalations in these areas could lead to disruptions or reductions in international trade, deter or prevent purchasing activity of customers, and negatively impact our development timelines and customer support (with respect to the conflicts in the Middle East) or China sales (with respect to U.S.-P.R.C. tensions) and financial results in general (with respect to global tensions).

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

Secondary Offering

In May 2026, we completed a registered offering of an aggregate of 5,253,554 shares of our common stock at a price of $44.00 per share. The shares sold consisted of 3,306,924 shares held by a selling stockholder and 1,946,630 shares newly issued by us. The net proceeds to us from the sale of shares of our common stock were approximately $81.8 million, after deducting $3.9 million of underwriting discounts and commissions. We did not receive any proceeds from the sale of shares by the selling stockholder.

Financial Highlights

Financial highlights for the three months ended June 30, 2026, are as follows:

●

Total revenues were $61.5 million, an increase of $9.8 million, or 19%, compared to the three months ended June 30, 2025. Platform revenue was $49.1 million, an increase of $5.9 million, or 14%, compared to the three months ended June 30, 2025. The increase in Platform revenue was due to higher revenue from DirectScan systems, partially offset by decreases in revenue from CV systems, Exensio software and services, and secureWISE systems. Volume-based revenue was $12.4 million, an increase of $3.9 million, or 45%, compared to the three months ended June 30, 2025, primarily due to an increase in revenue from Gainshare and Cimetrix runtime licenses.

●

Costs of revenues increased by $4.2 million, compared to the three months ended June 30, 2025, primarily due to increases in hardware costs (including cost of leased asset under sales-type leases), facilities and IT-related costs (including depreciation and amortization expense of property and equipment), personnel-related costs, and software license and maintenance costs, partially offset by a decrease in subcontractor costs.

●

Net income was $4.3 million, compared to a net income of $1.1 million for the three months ended June 30, 2025. The increase in net income was primarily attributable to an increase in total revenues and a net favorable fluctuation in foreign currency exchange rates, partially offset by increases in costs of revenues, operating expenses, and income taxes, and a decrease in other income. The increase in overall costs and operating expenses was primarily due to increases in hardware costs (including cost of leased asset under sales-type leases), facilities and IT-related costs (including depreciation and amortization of property and equipment), personnel-related expenses, software licenses and maintenance costs, and legal fees related to the arbitration proceeding over a disputed customer contract, partially offset by an increase in capitalized software development costs.

Financial highlights for the six months ended June 30, 2026, are as follows:

●

Total revenues were $121.7 million, an increase of $22.2 million, or 22%, compared to the six months ended June 30, 2025. Platform revenue was $100.1 million, an increase of $19.5 million, or 24%, compared to the six months ended June 30, 2025. The increase in Platform revenue was primarily due to higher revenue from DirectScan, CV, and secureWISE systems. Volume-based revenue was $21.6 million, an increase of $2.6 million, or 14%, compared to the six months ended June 30, 2025, primarily due to an increase in revenue from Cimetrix runtime licenses and secureWISE data usage.

●

Costs of revenues increased by $8.2 million, compared to the six months ended June 30, 2025, primarily due to increases in hardware costs (including cost of leased assets under sales-type leases), personnel-related costs, facilities and IT-related costs (including depreciation and amortization expense of property and equipment), software license and maintenance costs, and amortization of acquired technology.

●

Net income was $9.1 million, compared to a net loss of $1.9 million for the six months ended June 30, 2025. The increase in net income was primarily attributable to an increase in total revenues and a net favorable fluctuation in foreign currency exchange rates, partially offset by increases in costs of revenues, operating expenses, interest expense from our long-term debt, and income tax expense, and decreases in interest income from cash and cash equivalents and other income. The increase in overall costs and operating expenses was primarily driven by increases in personnel-related expenses, hardware costs (including cost of leased assets under sales-type leases), facilities and IT-related costs (including depreciation and amortization of property and equipment), software licenses and maintenance costs, amortization of acquired intangible assets,  travel expenses, subcontractor fees, and costs and expenses related to the operation of SecureWise, partially offset by a decrease in acquisition-related and integration costs and an increase in capitalized software development costs.

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

For additional information about our critical accounting policies, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies, and Note 2, Revenue from Contracts with Customers to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10‑Q and Part II Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the heading of “Critical Accounting Estimates” in our Annual Report. There were no material changes during the six months ended June 30, 2026, to the items that we disclosed as our critical accounting policies and estimates in Part II, Item 7 of the Annual Report.

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

Results of Operations

Discussion of Financial Data for the Three and Six Months ended June 30, 2026 and 2025

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Revenues:
Platform	$49,130	$43,200	$5,930	14%	$100,066	$80,521	$19,545	24%
Volume-based	12,399	8,528	3,871	45%	21,593	18,985	2,608	14%
Total revenues	61,529	51,728	9,801	19%	121,659	99,506	22,153	22%
Costs of revenues	19,107	14,886	4,221	28%	36,045	27,841	8,204	29%
Gross profit	$42,422	$36,842	$5,580	15%	$85,614	$71,665	$13,949	19%
Gross margin	69%	71%			70%	72%

Platform revenue as a percentage of total revenues	80%	84%			82%	81%
Volume-based revenue as a percentage of total revenues	20%	16%			18%	19%

Platform Revenue

Platform revenue increased $5.9 million for the three months ended June 30, 2026, compared to the same period in 2025. The increase in Platform revenue was primarily due to higher revenue from DirectScan systems, partially offset by decreases in revenue from CV systems, Exensio software and services, and secureWISE systems.

Platform revenue increased $19.5 million for the six months ended June 30, 2026, compared to the same period in 2025. The increase in Platform revenue was primarily due to higher revenue from DirectScan, CV, and secureWISE systems.

Volume-based Revenue

Volume-based revenue increased $3.9 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to an increase in revenue from Gainshare and Cimetrix runtime licenses.

Volume-based revenue increased $2.6 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to an increase in revenue from Cimetrix runtime licenses and secureWISE data usage.

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

Costs of revenues increased $4.2 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to (i) a $2.8 million increase in hardware costs (including cost of leased assets under sales-type leases), (ii) a $0.9 million increase in facilities and IT-related costs (including depreciation and amortization expense of property and equipment), (iii) a $0.5 million increase in personnel-related costs due to increased headcount, employee benefits expense, and higher bonus expense, and (iv) a $0.4 million increase in software license and maintenance costs, partially offset by a $0.5 million decrease in subcontractor costs.

Costs of revenues increased $8.2 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to (i) a $2.8 million increase in hardware costs (including cost of leased assets under sales-type leases), (ii) a $2.3 million increase in personnel-related costs due to increased headcount and higher bonus expense, (iii) a $1.4 million increase in facilities and IT-related costs (including depreciation and amortization expense of property and equipment), (iv) a $1.3 million increase in software license and maintenance costs, (v) a $0.3 million increase in amortization of acquired technology, and (vi) a $0.2 million increase in travel expense, partially offset by a $0.4 million decrease in subcontractor costs.

Gross Margin

Gross margin for the three months ended June 30, 2026, decreased two percentage points to 69%, compared to 71% for the same period in 2025, primarily driven by higher costs of revenues compared to the increase in revenues.

Gross margin for the six months ended June 30, 2026, decreased two percentage points to 70%, compared to 72% for the same period in 2025, primarily driven by higher costs of revenues compared to the increase in revenues.

Operating Expenses:

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Research and development	$17,316	$14,913	$2,403	16%	$35,644	$29,541	$6,103	21%
As a percentage of total revenues	28%	29%			29%	30%

Research and development expenses consist primarily of personnel-related costs (including compensation, employee benefits, bonus and stock-based compensation expense), outside development services, travel expenses, third-party cloud-services related costs, IT and facilities cost allocations to support product development activities.

Research and development expenses increased $2.4 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to (i) a $1.2 million increase in personnel-related costs due to increased headcount, higher bonus expense, and employee benefits expense, partially offset by an increase in capitalized software development costs, (ii) a $0.8 million increase in facilities and IT-related costs (including depreciation and amortization expense of property and equipment), and (iii) a $0.3 million increase in software license and maintenance costs.

Research and development expenses increased $6.1 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to (i) a $3.7 million increase in personnel-related costs due to increased headcount, higher bonus expense, and employee benefits expense, partially offset by an increase in capitalized software development costs, (ii) a $1.3 million increase in facilities and IT-related costs (including depreciation and amortization expense of property and equipment), (iii) a $0.6 million increase in subcontractor costs, and (iv) a $0.4 million increase in software license and maintenance costs.

We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the size and the timing of product development projects.

Selling, General, and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Selling, general, and administrative	$18,984	$19,744	$(760)	(4)%	$36,476	$43,116	$(6,640)	(15)%
As a percentage of total revenues	31%	38%			30%	43%

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

Selling, general, and administrative expenses decreased $0.8 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to (i) a $1.2 million decrease in personnel-related costs mainly due to lower compensation expense allocated to selling and marketing activities, and (ii) a $0.3 million decrease in facilities and IT-related costs (including depreciation and amortization expense of property and equipment), partially offset by (i) a $0.4 million increase in legal expenses related to the arbitration proceeding over a disputed customer contract, and (ii) a $0.2 million increase in software licenses and maintenance costs.

Selling, general, and administrative expenses decreased $6.6 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to (i) a $4.5 million decrease in acquisition-related and integration costs related to the acquisition of SecureWise, (ii) a $2.6 million decrease in personnel-related costs mainly due to lower compensation expense allocated to selling and marketing activities, and stock-based compensation expense, and (iii) a $0.9 million decrease in facilities and IT-related costs, including shipping costs and third-party cloud-services related costs, partially offset by (i) a $0.5 million increase in legal expenses related to the arbitration proceeding over a disputed customer contract, (ii) a $0.3 million increase in software licenses and maintenance costs, (iii) a $0.3 million increase in travel expenses, and (iv) a $0.3 million increase in subcontractor expenses.

We anticipate our selling, general, and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

Amortization of Acquired Intangible Assets

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Amortization of acquired intangible assets	$1,058	$1,068	$(10)	(1)%	$2,117	$1,446	$671	46%

Amortization of acquired intangible assets represents amortization expense on intangibles assets acquired from business combinations in prior years.

The amortization expense for the three months ended June 30, 2026, was flat compared to the same period in 2025.

The increase in amortization expense for the six months ended June 30, 2026, compared to the same period in 2025, was a result of the amortization of intangible assets acquired in the SecureWise acquisition in March 2025.

Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Interest expense	$(1,106)	$(1,242)	$(136)	(11)%	$(2,195)	$(1,553)	$642	41%

Interest expense is from our long-term debt that was used in financing the acquisition of SecureWise in March 2025, and the related amortization of debt discount and issuance costs.

Interest expense slightly decreased by $0.1 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to slightly lower interest rates on our long-term debt and lower outstanding debt balance.

Interest expense increased $0.6 million for the six months ended June 30, 2026, compared to the same period in 2025, was driven by a full two quarters of interest on long-term debt in 2026, compared to approximately four months of interest in 2025 following the drawdown of long-term debt in March 2025.

Interest Income and Other, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Interest income and other, net	$666	$196	$470	240%	$1,258	$1,066	$192	18%

Interest income and other, net, primarily consists of interest income and foreign currency transaction exchange gains and losses.

Interest income and other, net increased $0.5 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to a $1.1 million net favorable fluctuations in foreign currency exchange rates, and a $0.2 million increase in interest income from cash and cash equivalents, partially offset by a $0.6 million decrease in other income due to a one-time recovery from previously written-off property and equipment in the second quarter of 2025.

Interest income and other, net increased $0.2 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to a $1.7 million net favorable fluctuations in foreign currency exchange rates, partially offset by a $0.7 million decrease in interest income primarily due to a lower average balance of cash and cash equivalents during the first half of 2026, and $0.6 million decrease in other income due to a one-time recovery from previously written-off property and equipment in the second quarter of 2025.

Income Tax Benefit (Expense)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Income tax benefit (expense)	$(353)	$1,075	$1,428	133%	$(1,378)	$1,039	$2,417	233%

We had an income tax expense for three and six months ended June 30, 2026 and income tax benefit for comparative prior year periods. Income tax expense increased for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to the impact of enacted U.S. federal tax legislation, changes in the foreign, federal and state taxes and year-to-date recognition of worldwide pre-tax income in relation to their forecasted amounts for the full year.

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

We have historically maintained a full valuation allowance against all the domestic DTAs because it was more likely than not that the DTAs will not be realized. The valuation allowance was approximately $69.9 million as of June 30, 2026, and December 31, 2025, which was related to U.S. net federal and state DTAs. The worldwide net DTA balances were immaterial as of June 30, 2026, and December 31, 2025. We intend to continue maintaining a full valuation allowance on the DTAs until sufficient evidence indicates its DTAs will be realized. However, considering our current assessment of the probability of maintaining profitability, there is a reasonable possibility that in the short term, a portion, or all, of the valuation allowance would no longer be prudent. As such, we may release a portion, or all, of the valuation allowance against DTAs within the next 12 months. This release, if any, would result in the recognition of certain DTAs and a decrease to income tax expense for the period such release is recorded. We are currently evaluating both quantitative and qualitative factors that may impact the valuation allowance assessment. Therefore, the exact timing and amount of the valuation allowance release are subject to our profitability and projected ability to utilize our tax attributes, among other factors.

Liquidity and Capital Resources

As of June 30, 2026, our working capital, defined as total current assets less total current liabilities, was $179.3 million, compared to $92.0 million as of December 31, 2025. Total cash and cash equivalents were $114.9 million as of June 30, 2026, compared to $42.2 million as of December 31, 2025. As of June 30, 2026, and December 31, 2025, cash and cash equivalents held by our foreign subsidiaries were $12.3 million and $6.7 million, respectively.

Our material cash requirements include payments for capital expenditures, principal and interest payments on our debt, cash needed to fund our operating activities, operating lease payments, and purchase obligations to support our operations. Additionally, we also use our available cash to pay for employees withholding tax obligations related to net share settlement of equity awards issued under the Company’s equity plan. Refer to Part I, Item 1, Financial Statements, Note 4, Leases, Note 5, Debt, Note 7, Employee Benefit Plans, and Note 12, Commitments and Contingencies for details relating to our material cash requirements for leasing arrangements, including future maturities of operating lease liabilities, debt, taxes related to net share settlement of equity awards, and purchase obligations, respectively. As we continuously grow our DirectScan systems business, we will also continuously invest in our DirectScan systems assets and our capital expenditures for the foreseeable future will be mainly related to the construction of these assets.

We believe that our existing cash resources and anticipated funds from operations will satisfy our cash requirements to fund our operating activities, capital expenditures, other obligations including repayment of long-term debt and corresponding interest for at least the next twelve months, and thereafter for the foreseeable future.

Secondary Offering

In May 2026, we completed a registered offering of an aggregate of 5,253,554 shares of the Company's common stock at a price of $44.00 per share. The shares sold consisted of 3,306,924 shares held by a selling stockholder and 1,946,630 shares newly issued by us. The net proceeds to us from the sale of shares of our common stock were approximately $81.8 million, after deducting $3.9 million of underwriting discounts and commissions. We did not receive any proceeds from the sale of shares by the selling stockholder.

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

On April 23, 2026, we entered into a First Amendment to Credit Agreement (the “Amendment”) with the Lenders and the Agent to amend the Credit Agreement which increased the Revolving Credit Facility to an aggregate principal amount of $75.0 million. Under this facility, $30.0 million is available to us for drawdown as of June 30, 2026.

As of June 30, 2026, our outstanding total debt, net of debt discounts and issuance costs, was $66.5 million, compared to $67.0 million as of December 31, 2025. We believe we have operating flexibility, cash flow, and access to capital markets to meet scheduled payments of our debt.

As of June 30, 2026, we were in compliance with all of the terms and conditions of the Credit Agreement, and management believes, based on its current financial projections, that we will be in compliance with our covenants over the next twelve months. See Note 6, Debt to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10‑Q.

Repurchase of Company’s Common Stock

In May 2026, the Board Directors adopted a new stock repurchase program (the “2026 Program”) to repurchase up to $50.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. As of June 30, 2026, $50.0 million remained available under the 2026 Program. See details of our stock repurchase program in Note 6, Stockholders’ Equity to our condensed consolidated financial statements in this Quarterly Report on Form 10‑Q.

Cash Flow Data

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(In thousands)	2026	2025	$ Change
Net cash flows provided by (used in):
Operating activities	$18,075	$3,425	$14,650
Investing activities	(24,582)	(124,246)	99,664
Financing activities	79,190	66,645	12,545
Effect of exchange rate changes on cash and cash equivalents	(20)	997	(1,017)
Net change in cash and cash equivalents	$72,663	$(53,179)	$125,842

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $18.1 million for the six months ended June 30, 2026, compared to $3.4 million for the same period in 2025. The increase in net cash flows provided by operating activities between the periods was primarily driven by (i) higher collections from customers, (ii) the timing of payments under the Company’s bonus and incentive plans between the comparative periods, and (iii) a decrease in payments for business acquisition-related costs and income taxes, partially offset by an increase in payments of interest related to bank loans and decrease in interest income.

Net Cash Flows Used in Investing Activities

For the six months ended June 30, 2026, net cash flows used in investing activities were $24.6 million related to purchases and prepayments of property and equipment, mainly related to our DirectScan systems assets and capitalized software development costs related to the next generation of Exensio Analytics Platform and Sapience Manufacturing Hub.

For the six months ended June 30, 2025, net cash flows used in investing activities were $124.2 million, which were primarily related to $129.7 million payments for the acquisition of SecureWise, net of cash acquired, and $16.7 million purchases and prepayments of property and equipment primarily related to our DirectScan systems assets, partially offset by $21.6 million proceeds from maturities and sales, net of purchases of short-term investments, and $0.6 million recovery from previously written-off property and equipment.

Net Cash Flows Provided by Financing Activities

For the six months ended June 30, 2026, net cash flows provided by financing activities were $79.2 million, which primarily consisted of $81.8 million proceeds from shares issued under secondary offering, net of underwriting discounts and commissions of $3.9 million, and $2.3 million proceeds from shares issued under our equity plans, partially offset by $4.1 million in payments for taxes related to net share settlement of equity awards, and $0.6 million repayment of long-term debt.

For the six months ended June 30, 2025, net cash provided by financing activities were $66.6 million, which primarily consisted of $69.6 million proceeds from long-term debt, net of debt discount, that was used in financing the acquisition of SecureWise, and $2.2 million proceeds from shares issued under our equity plans, partially offset by (i) $3.5 million in payments for taxes related to net share settlement of equity awards, (ii) $0.9 million payments of debt issuance costs, and (iii) $0.6 million repayment of long-term debt.

Related Party Transactions

Refer to Note 13, Related Party Transactions, to our condensed consolidated financial statements in this Quarterly Report on Form 10‑Q, for the discussion about related party transactions between the Company and Advantest (as defined therein).

Off-Balance Sheet Agreements

As of June 30, 2026, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.

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

As of June 30, 2026, we had cash and cash equivalents of $114.9 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect as of June 30, 2026, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations.

As of June 30, 2026, and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure to any financial institution by evaluating the creditworthiness of the financial institutions with which we invest and investing through more than one financial institution.

We are exposed to interest rate risk through our variable rate debt. As of June 30, 2026, we had $67.5 million of debt that is subject to variable interest rates that are based on the daily simple secured overnight financing rate (“SOFR”) or an alternate base rate. Refer to Note 5 – Debt for details relating to the debt. If the rates were to increase by 100 basis points from the rates in effect as of June 30, 2026, our interest expense on the variable rate debt would increase by an average of $0.4 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous, while SOFR changes regularly. We do not currently hedge our interest rate risks but may determine to do so in the future. We will continue to monitor our exposure to interest rate risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e) as of June 30, 2026, in connection with the filing of this Quarterly Report on Form 10‑Q. Based on that evaluation as of June 30, 2026, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There was no stock repurchase during the second quarter of 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Provided Herewith
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc., and Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.	10-Q	8/8/2024	3.01	000-31311
3.02	Amended and Restated Bylaws of PDF Solutions, Inc.	8-K	5/1/2019	3.1	000-31311
10.01	PDF Solutions, Inc.’s Eleventh Amended and Restated 2011 Stock Incentive Plan	8-K	6/18/2026	10.1	000-31311
10.02	PDF Solutions, Inc.’s Third Amended and Restated 2021 Employee Stock Purchase Plan	8-K	6/18/2026	10.2	000-31311
10.03	Form of Stock Unit Agreement under PDF Solutions, Inc.’s 2011 Stock Incentive Plan†					X
31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101

The following financial statements from the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags. **

						X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†       Indicates management contract or compensatory plan or arrangement.

*       Furnished, and not filed.

**     Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDF SOLUTIONS, INC.

Date: August 6, 2026	By:	/s/ John K. Kibarian
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: August 6, 2026	By:	/s/ Adnan Raza
Adnan Raza
Executive Vice President, Finance and Chief
Financial Officer
(principal financial and accounting officer)