Form 10-Q
period 2026-09-30
PDF SOLUTIONS INC
filed 2026-11-05
CIK 1120914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

There were 42,251,428 shares of the Registrant’s Common Stock outstanding as of November 2, 2026.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$107,131	$42,220
Accounts receivable, net of allowance for credit losses	96,869	82,938
Prepaid expenses and other current assets	53,185	38,735
Total current assets	257,185	163,893
Property and equipment, net	104,333	81,609
Operating lease right-of-use assets, net	7,439	4,778
Goodwill	94,990	95,005
Intangible assets, net	46,060	52,194
Deferred tax assets, net	541	69
Other non-current assets	30,408	21,149
Total assets	$540,956	$418,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,639	$17,076
Accrued compensation and related benefits	20,154	22,437
Accrued and other current liabilities	8,275	8,719
Operating lease liabilities – current portion	2,025	1,982
Deferred revenues – current portion	32,776	19,441
Current portion of long-term debt, net	2,237	2,236
Total current liabilities	78,106	71,891
Long-term income taxes	5,331	4,273
Operating lease liabilities – non-current portion	6,278	3,838
Long-term debt, net	63,096	64,763
Other non-current liabilities	5,137	2,910
Total liabilities	157,948	147,675
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00015 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00015 par value, 70,000 shares authorized; shares issued 54,675 and 51,726, respectively; shares outstanding 42,239 and 39,541, respectively	6	6
Additional paid-in capital	641,281	533,503
Treasury stock, at cost, 12,436 and 12,185 shares, respectively	(177,433)	(165,808)
Accumulated deficit	(78,725)	(94,628)
Accumulated other comprehensive loss	(2,121)	(2,051)
Total stockholders’ equity	383,008	271,022
Total liabilities and stockholders’ equity	$540,956	$418,697

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Platform	$58,331	$48,001	$158,397	$128,522
Volume-based	10,003	9,114	31,596	28,099
Total revenues	68,334	57,115	189,993	156,621

Costs and Expenses:
Costs of revenues	18,593	15,840	54,638	43,681
Research and development	19,446	15,435	55,090	44,976
Selling, general, and administrative	20,969	19,944	57,445	63,060
Amortization of acquired intangible assets	1,040	1,069	3,157	2,515
Income from operations	8,286	4,827	19,663	2,389
Interest expense	(1,123)	(1,238)	(3,318)	(2,791)
Interest income and other, net	1,189	(102)	2,447	964
Income before income tax expense	8,352	3,487	18,792	562
Income tax expense	(1,511)	(2,193)	(2,889)	(1,154)
Net income (loss)	$6,841	$1,294	$15,903	$(592)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	255	(248)	(70)	1,512
Change in unrealized loss related to available-for-sale debt securities, net of tax	—	—	—	(9)
Total other comprehensive income (loss)	255	(248)	(70)	1,503
Comprehensive income	$7,096	$1,046	$15,833	$911

Net income (loss) per share:
Basic	$0.16	$0.03	$0.39	$(0.02)
Diluted	$0.16	$0.03	$0.38	$(0.02)

Weighted average common shares used to calculate net income (loss) per share:
Basic	42,193	39,500	41,003	39,247
Diluted	42,976	39,619	41,718	39,247

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Three Months Ended September 30, 2026
			Additional				Accumulated Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balances, June 30, 2026	41,889	$6	$630,335	12,321	$(169,904)	$(85,566)	$(2,376)	$372,495
Shares issued under equity plans	350	—	2,168	—	—	—	—	2,168
Shares withheld for taxes related to shares issued under equity plans	—	—	—	115	(7,529)	—	—	(7,529)
Stock-based compensation expense	—	—	8,778	—	—	—	—	8,778
Comprehensive income	—	—	—	—	—	6,841	255	7,096
Balances, September 30, 2026	42,239	$6	$641,281	12,436	$(177,433)	$(78,725)	$(2,121)	$383,008

	Three Months Ended September 30, 2025
			Additional				Accumulated Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, June 30, 2025	39,163	$6	$518,055	12,051	$(162,887)	$(95,874)	$(1,780)	$257,520
Shares issued under equity plans	357	—	2,088	—	—	—	—	2,088
Shares withheld for taxes related to shares issued under equity plans	—	—	—	111	(2,411)	—	—	(2,411)
Repurchase of common stock	(13)	—	—	13	(244)	—	—	(244)
Stock-based compensation expense	—	—	6,383	—	—	—	—	6,383
Comprehensive income (loss)	—	—	—	—	—	1,294	(248)	1,046
Balances, September 30, 2025	39,507	$6	$526,526	12,175	$(165,542)	$(94,580)	$(2,028)	$264,382

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Nine Months Ended September 30, 2026
			Additional				Accumulated Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balances, December 31, 2025	39,541	$6	$533,503	12,185	$(165,808)	$(94,628)	$(2,051)	$271,022
Shares issued under equity plans	751	—	4,431	—	—	—	—	4,431
Shares withheld for taxes related to shares issued under equity plans	—	—	—	251	(11,625)	—	—	(11,625)
Shares issued under secondary offering, net of underwriting discounts and commissions	1,947	—	81,791	—	—	—	—	81,791
Stock-based compensation expense	—	—	21,556	—	—	—	—	21,556
Comprehensive income (loss)	—	—	—	—	—	15,903	(70)	15,833
Balances, September 30, 2026	42,239	$6	$641,281	12,436	$(177,433)	$(78,725)	$(2,121)	$383,008

	Nine Months Ended September 30, 2025
			Additional				Accumulated Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balances, December 31, 2024	38,801	$6	$502,902	11,916	$(159,352)	$(93,988)	$(3,531)	$246,037
Shares issued under equity plans	719	—	4,243	—	—	—	—	4,243
Shares withheld for taxes related to shares issued under equity plans	—	—	—	246	(5,946)	—	—	(5,946)
Repurchase of common stock	(13)	—	—	13	(244)	—	—	(244)
Stock-based compensation expense	—	—	19,381	—	—	—	—	19,381
Comprehensive income (loss)	—	—	—	—	—	(592)	1,503	911
Balances, September 30, 2025	39,507	$6	$526,526	12,175	$(165,542)	$(94,580)	$(2,028)	$264,382

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$15,903	$(592)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	20,866	19,059
Depreciation and amortization	5,922	2,637
Amortization of acquired intangible assets	6,111	5,189
Amortization of costs capitalized to obtain revenue contracts	2,336	2,217
Net accretion of discounts on short-term investments	—	(279)
Recovery from previously written-off property and equipment	—	(641)
Deferred taxes	312	36
Other	(233)	(303)
Changes in operating assets and liabilities:
Accounts receivable	(13,639)	1,737
Prepaid expenses and other current assets	(16,826)	(19,042)
Operating lease right-of-use assets	1,561	1,180
Other non-current assets	(3,196)	1,303
Accounts payable	(253)	3,208
Accrued compensation and related benefits	(2,859)	140
Accrued and other liabilities	852	(2,821)
Deferred revenues	16,434	(5,054)
Operating lease liabilities	(1,457)	(1,262)
Net cash provided by operating activities	31,834	6,712

Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	—	27,498
Purchases of short-term investments	—	(2,937)
Purchases of property and equipment	(39,407)	(22,840)
Prepayment for the purchase of property and equipment	(246)	(214)
Recovery from previously written-off property and equipment	—	641
Payment for business acquisition, net of cash acquired	—	(129,718)
Net cash used in investing activities	(39,653)	(127,570)

Cash flows from financing activities:
Proceeds from shares issued under secondary offering, net of underwriting discounts and commissions of $3,860	81,791	—
Proceeds from exercise of stock options and employee stock purchase plan	4,431	4,243
Payments for taxes related to net share settlement of equity awards	(11,625)	(5,946)
Repurchase of common stock	—	(244)
Repayments of long-term debt	(1,875)	(1,250)
Proceeds from long-term debt, net of debt discount	—	69,550
Payments of debt issuance costs	(144)	(900)
Net cash provided by financing activities	72,578	65,453

Effect of exchange rate changes on cash and cash equivalents	152	691
Net change in cash and cash equivalents	64,911	(54,714)
Cash and cash equivalents at beginning of period	42,220	90,594
Cash and cash equivalents at end of period	$107,131	$35,880

Continued on next page

PDF SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash payments for:
Income taxes	$1,532	$2,148
Amounts included in the measurement of operating lease liabilities	$1,716	$1,449
Interest on long-term debt	$3,046	$2,622

Supplemental disclosure of noncash information:
Prepayments for purchase of property and equipment transferred from prepaid assets to property and equipment	$264	$377
Property and equipment received and accrued in accounts payable and accrued and other current liabilities	$6,213	$11,318
Stock-based compensation capitalized as property and equipment	$690	$322
Net carrying value of property and equipment expensed in cost of revenues, and property and equipment transferred to sales-type leases and from other non-current assets, net	$5,602	$3,242
Operating lease liabilities arising from obtaining right-of-use assets	$4,981	$2,292

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

The unaudited condensed consolidated balance sheet as of December 31, 2025, has been derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.

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

Stock-based Compensation

In August 2026, the Company established a new market-based performance stock unit (“PSU”) program. Under this PSU program, PSUs vest based on market conditions; therefore, the fair value of each PSU will be measured under a Monte Carlo simulation in order to simulate a range of possible future stock prices for the Company over the vesting period. The Monte Carlo simulation valuation model requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the vesting period. The Company recognizes stock-based compensation expense for awards with market conditions ratably for each vesting tranche, if more than one, over the vesting period using the accelerated attribution method and it is not reversed if the market condition is not met.

Change in Presentation of Revenues

Beginning with the 2025 10-K, the Company updated its presentation of revenue categories. The change in presentation of revenues does not change the Company’s total revenues or total costs of revenues. The following table presents reclassified historical amounts to conform to the current period’s presentation (in thousands):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Previously Reported	Change in Presentation Reclassification	Current Presentation	Previously Reported	Change in Presentation Reclassification	Current Presentation
Revenues:
Analytics	$54,662	$(54,662)	$—	$145,955	$(145,955)	$—
Integrated Yield Ramp	2,453	(2,453)	—	10,666	(10,666)	—
Platform	N/A	48,001	48,001	N/A	128,522	128,522
Volume-based	N/A	9,114	9,114	N/A	28,099	28,099
Total revenues	$57,115	$—	$57,115	$156,621	$—	$156,621

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

The following table shows the percentage of total revenue that is classified as recurring and upfront for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Recurring revenue (1)	88%	95%	86%	92%
Upfront revenue (2)	12%	5%	14%	8%
Total	100%	100%	100%	100%

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

The following table shows revenues from contracts with customers from geographical regions, based on billing address of the customer (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
		Percentage		Percentage		Percentage		Percentage
	Revenues	of Revenues	Revenues	of Revenues	Revenues	of Revenues	Revenues	of Revenues
United States	$22,702	33%	$30,143	53%	$81,245	43%	$68,325	43%
Japan	21,655	32	10,091	18	36,897	19	31,131	20
China	11,068	16	5,842	10	28,305	15	26,075	17
Rest of the world	12,909	19	11,039	19	43,546	23	31,090	20
Total revenues	$68,334	100%	$57,115	100%	$189,993	100%	$156,621	100%

International revenues accounted for approximately 67% and 47% of the Company’s total revenues during the three months ended September 30, 2026, and 2025, respectively, and approximately 57% of the Company’s total revenues during the nine months ended September 30, 2026, and 2025.

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

The Company classifies the right to consideration in exchange for software or services transferred to a customer as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional, as compared to a contract asset, which is a right to consideration that is conditional upon factors other than the passage of time. The majority of the Company’s contract assets represent unbilled amounts related to fixed-price service contracts when the revenue recognized exceeds the amount billed to the customer. The contract assets are generally classified as current and are recorded on a net basis with deferred revenues (i.e. contract liabilities) at the contract level. The total current contract assets included in prepaid expenses and other current assets in the condensed consolidated balance sheets were $27.7 million and $11.3 million as of September 30, 2026, and December 31, 2025, respectively. The $16.4 million increase in contract assets during the nine months ended September 30, 2026, was primarily due to revenue recognized during the nine months ended September 30, 2026, for which the payment is subject to conditions other than the passage of time. The Company did not record any asset impairment charges related to contract assets during the three and nine months ended September 30, 2026, and 2025.

Deferred revenues and billings in excess of recognized revenues consist substantially of amounts invoiced in advance of revenue recognition and are recognized as the revenue recognition criteria are met. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as current deferred revenues and the remaining portion is recorded in other non-current liabilities in the condensed consolidated balance sheets. The $16.4 million increase in contract liabilities during the nine months ended September 30, 2026, reflected the timing of revenue recognition relative to billings for products and services from which there are unsatisfied performance obligations to customers such that revenue had not yet been recognized as of September 30, 2026.

Deferred revenues were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Current	$32,776	$19,441
Non-current (included in Other non-current liabilities)	3,951	865
Total deferred revenues	$36,727	$20,306

Additional information related to deferred revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue recognized that was included in the deferred revenues and billings in excess of recognized revenues balances at the beginning of each period	$9,999	$10,542	$18,466	$23,516

As of September 30, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was approximately $247.2 million. Given the applicable contract terms with customers, the majority of this amount is expected to be recognized as revenue over the next two years, with the remainder recognized thereafter. This amount does not include significant contracts to which the customer is not committed, future sales-based or usage-based royalty payments in exchange for a license of IP, and future payments for performance obligations from on-demand arrangements. This amount is subject to change due to future revaluations of variable consideration, terminations, other contract modifications, or currency adjustments. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to the scope, change in timing of delivery of products and services, or contract modifications.

The adjustment to revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods were decreases of $0.6 million and $1.0 million during the three months ended September 30, 2026, and 2025, respectively, and  increases of $6.9 million and $0.2 million during the nine months ended September 30, 2026, and 2025, respectively. These amounts primarily represent changes in estimated percentage-of-completion based contracts and changes in actual versus estimated Gainshare revenue.

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

Total capitalized direct sales commission costs and related fees were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Current (included in Prepaid expenses and other current assets)	$2,891	$2,489
Non-current (included in Other non-current assets)	2,321	3,395
Total capitalized direct sales commission costs	$5,212	$5,884

Amortization of capitalized direct sales commission costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of capitalized direct sales commission costs	$871	$720	$2,336	$2,217

There was no impairment loss in relation to the costs capitalized for the periods presented.

Practical Expedient

The Company does not adjust the transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists, and determined its contracts did not include a material significant financing component during the three and nine months ended September 30, 2026, and 2025.

3. BALANCE SHEET COMPONENTS

Accounts Receivable

Accounts receivable includes amounts that are unbilled at the end of the period that are expected to be billed and collected within a 12‑month period. Unbilled accounts receivable, included in accounts receivable, totaled $39.5 million and $44.8 million as of September 30, 2026, and December 31, 2025, respectively. Unbilled accounts receivable that are not expected to be billed and collected during the succeeding 12‑month period are recorded in other non-current assets and totaled $7.6 million and $8.7 million as of September 30, 2026, and December 31, 2025, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for credit losses is maintained for probable credit losses based upon the Company’s assessment of the expected collectibility of the accounts receivable. The allowance for credit losses is reviewed on a quarterly basis to assess the adequacy of the allowance. The allowance for credit losses was $0.9 million as of September 30, 2026, and December 31, 2025.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Net investments in sales-type leases - current portion (1)	$12,193	$14,248
Contract assets (2)	27,663	11,267
Prepaid expenses	7,246	6,595
Costs capitalized to obtain revenue contracts (3)	2,891	2,489
Other	3,192	4,136
Total prepaid expenses and other current assets	$53,185	$38,735

(1)	See “Other Non-current Assets” section under Note 3, Balance Sheet Components.
(2)	See “Contract Balances” section under Note 2, Revenue from Contracts with Customers.
(3)	See “Costs to Obtain or Fulfill a Contract” section under Note 2, Revenue from Contracts with Customers.

Property and Equipment

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Computer equipment	$15,791	$14,547
Software and capitalized software development cost	18,478	10,408
Furniture, fixtures, and equipment	2,808	2,668
Leasehold improvements	7,270	7,033
Laboratory and other equipment	7,515	6,737
Test equipment	46,750	33,268
Property and equipment in progress:
DirectScan system assets	53,695	49,184
CV system and other assets	8,564	8,621
Total property and equipment	160,871	132,466
Less: Accumulated depreciation and amortization	(56,538)	(50,857)
Total property and equipment, net	$104,333	$81,609

Test equipment mainly includes DirectScan system and CV system assets at customer sites that generate revenue. Property and equipment in progress represent mainly the development or construction of property and equipment that have not yet been placed in service for the Company’s intended use and are not depreciated. Depreciation and amortization expense was $2.2 million and $1.1 million during the three months ended September 30, 2026, and 2025, respectively, and $5.9 million and $2.6 million during the nine months ended September 30, 2026, and 2025, respectively.

Goodwill and Intangible Assets, Net

The changes in goodwill were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Balance at the beginning of period	$95,005	$14,953
Addition (1)	—	81,799
Measurement period acquisition adjustment	15	—
Foreign currency translation adjustment	(30)	28
Balance at the end of period	$94,990	$96,780

(1)	The Company completed the acquisition of SecureWise LLC (“SecureWise”) on March 7, 2025. See Note 14, Business Combination, for additional information related to the goodwill and intangible assets added from this acquisition in 2025.

Intangible assets, net, consisted of the following (in thousands):

		September 30, 2026			December 31, 2025
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired intangible assets:
Customer relationships	1 - 13	$38,400	$(11,967)	$26,433	$38,404	$(10,034)	$28,370
Developed technology	4 - 9	46,182	(31,545)	14,637	46,215	(28,466)	17,749
Tradename and trademarks	2 - 10	8,198	(3,317)	4,881	8,198	(2,267)	5,931
Patent	6 - 10	2,100	(1,991)	109	2,100	(1,956)	144
Noncompetition agreements	3	848	(848)	—	848	(848)	—
Total		$95,728	$(49,668)	$46,060	$95,765	$(43,571)	$52,194

The weighted average amortization period for acquired identifiable intangible assets was 8.2 years as of September 30, 2026. The amortization expense related to intangible assets were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of acquired technology (included in costs of revenues)	$958	$998	$2,954	$2,674
Amortization of acquired intangible assets (presented separately under costs and expenses)	1,040	1,069	3,157	2,515
Total amortization expense	$1,998	$2,067	$6,111	$5,189

The estimated future amortization of acquired identifiable intangible assets were as follows (in thousands):

Year Ending December 31,	Amount
2026 (remaining three months)	$1,985
2027	7,940
2028	7,635
2029	5,950
2030	4,507
2031 and thereafter	18,043
Total future amortization expense	$46,060

There was no impairment charge for goodwill and intangible assets during the three and nine months ended September 30, 2026, and 2025.

Other Non-current Assets

Other non-current assets were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Unbilled accounts receivable (1)	$7,578	$8,719
Costs capitalized to obtain revenue contracts (2)	2,321	3,395
Net investments in sales-type leases (3)	18,030	7,588
Other	2,479	1,447
Total other non-current assets	$30,408	$21,149

(1)	See Note 3, Balance Sheet Components – Accounts Receivable.
(2)	See “Costs to Obtain or Fulfill a Contract” section under Note 2, Revenue from Contracts with Customers.
(3)	The Company’s net investments in sales-type leases were for its DirectScan system and CV system assets. The components of net investments in sales-type leases were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Present value of lease receivables	$17,522	$10,890
Unguaranteed residual assets	12,701	10,946
Total net investments in sales-type leases	$30,223	$21,836
Reported as:
Current (included in Prepaid expenses and other current assets)	$12,193	$14,248
Non-current (included in Other non-current assets)	18,030	7,588
Total net investments in sales-type leases	$30,223	$21,836

Maturities of leases payments under sales-type leases as of September 30, 2026, were as follows (in thousands):

Year Ending December 31,	Amount
2026 (remaining three months)	$5,281
2027	3,527
2028	3,109
2029	3,109
2030	2,915
2031 and thereafter	2,931
Total future sales-type lease payments	20,872
Less: Implied interest (1)	(3,350)
Present value of lease receivables	$17,522

(1)	Calculated using the rate implicit in the lease determined for each lease.

There was no allowance for credit losses on lease receivables as of September 30, 2026, and December 31, 2025. The Company’s ongoing risk management strategy for residual assets includes performing regular reviews of estimated residual values.

Accrued and other current liabilities

Accrued and other current liabilities were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Accrued expenses	$5,240	$7,061
Accrued income taxes	993	297
Other	2,042	1,361
Total accrued and other current liabilities	$8,275	$8,719

4. LEASES

The Company leases administrative and sales offices and certain equipment under non-cancellable operating leases, which contain various renewal or termination options and, in some cases, require payment of common area costs, taxes and utilities. These operating leases expire at various dates through 2033. The Company had no leases that were classified as a financing lease as of September 30, 2026, and December 31, 2025.

Lease expense was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$407	$458	$1,385	$1,307
Short-term lease and variable lease expense (1)	184	190	539	590
Total lease expense	$591	$648	$1,924	$1,897

(1)

Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease expense for the periods presented primarily included common area maintenance charges.

Supplemental information related to operating leases were as follows:

	September 30,	December 31,
	2026	2025
Weighted average remaining lease term under operating leases (in years)	4.5	3.2
Weighted average discount rate for operating lease liabilities	5.8%	6.2%

Maturities of operating lease liabilities as of September 30, 2026, were as follows (in thousands):

Year Ending December 31,	Amount
2026 (remaining three months)	$501
2027	2,552
2028	2,086
2029	1,380
2030	1,271
2031 and thereafter	1,744
Total future minimum lease payments	9,534
Less: Interest (1)	(1,231)
Present value of future minimum lease payments under operating lease liabilities	$8,303
Reported as:
Operating lease liabilities – current	$2,025
Operating lease liabilities – non-current	6,278
Total operating lease liabilities	$8,303

(1)	Calculated using incremental borrowing interest rate for each lease.

5. DEBT

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Term loan	$21,250	$23,125
Revolving credit facility	45,000	45,000
Total debt (principal amount)	66,250	68,125
Unamortized debt discount and issuance costs	(917)	(1,126)
Total debt, net of unamortized debt discount and issuance costs	$65,333	$66,999
Reported as:
Current portion of long-term debt, net	$2,237	$2,236
Long-term debt, net	63,096	64,763
Total debt, net	$65,333	$66,999

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

Borrowings under the Credit Facilities will accrue interest at rates equal, at the Company’s election, to (i) the alternate base rate, which is defined as the highest of (a) the federal funds effective rate in effect from time to time plus 0.50%, (b) the prime commercial lending rate in effect from time to time, and (c) the daily simple secured overnight financing rate (“SOFR”) plus 1.00% or (ii) SOFR, plus, in each case, the applicable margin. The applicable margin for the Revolving Credit Facility borrowings bearing interest at the alternate base rate ranges from 1.00% to 1.75%, and the applicable margin for Revolving Credit Facility borrowings bearing interest based on the SOFR ranges from 2.00% to 2.75%, in each case, based on the Company’s consolidated total net leverage ratio as of the most recently ended fiscal quarter. The applicable margin for Term Loan borrowings bearing interest at the alternate base rate ranges from 1.00% to 1.75%, and the applicable margin for Term Loan borrowings bearing interest based on the SOFR ranges from 2.00% to 2.75%, in each case, based on the Company’s consolidated total net leverage ratio as of the most recently ended fiscal quarter. The Revolving Credit Facility includes a payment of an annual commitment fee during the term of the Credit Agreement at a rate per annum equal to 0.50% for any undrawn amount, which was later amended in  April 2026 to a leveraged-based adjustment to the annual Revolving Credit Facility commitment fee (see First Amendment to Credit Agreement section below). The Company’s weighted average annual interest rate on its outstanding debt was 6.0% and 6.5% for the nine months ended September 30, 2026, and 2025, respectively.

The Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants. Negative covenants include, among others, restrictions on the incurrence of debt, the incurrence of liens, the making of investments and distributions, dividends, and stock buy-backs. In addition, the Credit Agreement requires that the Company maintain a consolidated total net leverage ratio of not greater than 3.00 to 1.00, and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of September 30, 2026, the Company was in compliance with the covenants contained in the Credit Agreement.

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

First Amendment to Credit Agreement

On April 23, 2026, the Company entered into a First Amendment to Credit Agreement (the “Amendment”) with the Lenders and the Agent to increase the Revolving Credit Facility to an aggregate principal amount of $75.0 million. The Amendment introduces leveraged-based adjustments to the annual Revolving Credit Facility commitment fee during the term of the Credit Agreement. Instead of a flat per annum rate of 0.50%, the Revolving Credit Facility commitment fee will be 0.50% when the total debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio (as defined in the Amendment) is greater than or equal to 2.50 to 1.00, 0.35% when the total debt to EBITDA ratio is less than 2.50 to 1.00 but greater than or equal to 0.50 to 1.00 and 0.20% when the total debt to EBITDA ratio is less than 0.50 to 1.00. All other material terms of the Credit Agreement remain unchanged. Under this facility, $30.0 million is available to the Company for drawdown as of September 30, 2026.

Future Payments on Total Debt

As of September 30, 2026, the estimated future principal payments of the total long-term debt were as follows (in thousands):

Year Ending December 31,	Amount
2026 (remaining three months)	$625
2027	2,500
2028	2,500
2029	2,500
2030	58,125
Total future principal payments of debt (principal amount)	$66,250

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

In  May 2026, the Board of Directors adopted a new stock repurchase program (the “2026 Program”) to repurchase up to $50.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. As of September 30, 2026, $50.0 million remained available under the 2026 Program.

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

7. EMPLOYEE BENEFIT PLANS

Stock-Based Compensation

Stock-based compensation expense related to stock awards (including stock options, RSUs, PSUs, and ESPP) is measured based on the fair value of the awards granted and recognized as an expense over the requisite service period. Stock-based compensation expense before taxes related to the Company’s stock incentive plan and employee stock purchase plan was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Costs of revenues	$1,593	$1,274	$4,130	$3,873
Research and development	3,173	2,204	7,734	6,874
Selling, general, and administrative	3,706	2,786	9,002	8,312
Total stock-based compensation expense	$8,472	$6,264	$20,866	$19,059

Stock Incentive Plan

On November 16, 2011, the Company’s stockholders initially approved the 2011 Stock Incentive Plan, which has been amended and restated by the Board of Directors and approved by the Company’s stockholders a number of times since then (as amended through the date of this report, the “2011 Plan”). The most recent amendment, approved by the Company’s Board of Directors on April 23, 2026, and the stockholders on June 16, 2026, increased the number of shares reserved for issuance under such plan by an additional 0.8 million shares, to a total of 16.7 million shares, and extended the deadline to grant incentive stock options to April 23, 2036. As of September 30, 2026, 3.0 million shares were available for future grant under the 2011 Plan.

Restricted Stock Units

RSU activity and related information were as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)	Per Share
Nonvested, January 1, 2026	2,005	$29.08
Granted	712	64.11
Vested	(765)	29.44
Forfeited	(95)	34.65
Nonvested, September 30, 2026	1,857	$42.14

Stock-based compensation related to RSUs is estimated at the grant date based on the award’s fair value and is recognized on a straight-line basis over the vesting periods, generally four years.  As of September 30, 2026, there was $65.7 million of total unrecognized compensation cost related unvested RSUs which is expected to be recognized over a remaining weighted average period of 1.5 years. Additional information related to RSUs is as follows:

	Nine Months Ended September 30,
	2026	2025
Total fair value of restricted stock units vested (in thousands)	$35,565	$18,232

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

Performance Stock Units

In September 2026, under the PSU program, the Company granted 500,000 PSUs to certain members of the senior management team, which will vest at the end of a three-year vesting period that began on September 1, 2026. For each PSU, the number of shares that can be earned ranges from 0% to 100% of the target number of shares if the Company's average closing stock price over the 30 trading days leading up to the end of the three-year vesting period equals or exceeds a certain target market price, and subject to continuous employment through the vesting date.

The average grant date fair value of $18.58 per PSU was estimated based on a Monte Carlo simulation as of the date of grant assuming expected volatility of 53.3%, a risk-free rate of 4.4%, and a dividend yield of 0%. Stock-based compensation expense for PSUs is recognized ratably over the three-year vesting period and is not reversed if the market condition is not met. As of September 30, 2026, there was a total of $9.0 million of unrecognized stock-based compensation expense related to unvested PSUs, which is expected to be recognized over a remaining weighted average period of 2.9 years.

Stock Options

There were no stock options granted during the nine months ended September 30, 2026, and 2025. As of September 30, 2026, the outstanding stock options totaled 12,557 shares. Total fair value of shares vested during the three and nine months ended September 30, 2026, was immaterial. As of September 30, 2026, there was no remaining unrecognized compensation cost related to unvested stock options.

Employee Stock Purchase Plan

On June 15, 2021, the Company’s stockholders initially approved the 2021 Employee Stock Purchase Plan, which has been amended and restated by the Board of Directors and approved by the Company’s stockholders since then (as amended through the date of this report, the “2021 Purchase Plan”). The most recent amendment, approved by the Company’s Board of Directors on April 23, 2026, and the stockholders on June 16, 2026, increased the number of shares reserved for issuance under such plan by an additional 0.2 million shares, to a total of 1.6 million shares. The 2021 Purchase Plan commenced on August 1, 2021, and provides for twenty-four-month offering periods with four six-month purchase periods in each offering period. As of September 30, 2026, 0.6 million shares were available for future issuance under the 2021 Purchase Plan.

The Company estimated the fair value of purchase rights granted under the 2021 Purchase Plan during the period using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions, resulting in the following weighted average fair values:

	Nine Months Ended September 30,
	2026	2025
Expected life (in years)	1.25	1.25
Volatility	61.49%	44.70%
Risk-free interest rate	3.82%	4.07%
Expected dividend	—	—
Weighted average fair value of purchase rights granted during the period	$16.36	$8.78

During the nine months ended September 30, 2026, and 2025, a total of 231,920 shares and 197,414 shares, respectively, were issued under the 2021 Purchase Plan, at a weighted average purchase price of $18.67 per share and $21.08 per share, respectively. As of September 30, 2026, the estimated unrecognized compensation cost related to the 2021 Purchase Plan was $2.1 million, which is expected to be recognized over a weighted average period of 1.1 years.

8. INCOME TAXES

Income tax expense increased by $1.7 million for the nine months ended September 30, 2026, to $2.9 million income tax expense compared to $1.2 million income tax expense for the nine months ended September 30, 2025. The Company’s effective tax rate was 15% for the nine months ended September 30, 2026, compared to 205% for the nine months ended September 30, 2025. The increase in income tax expense was primarily due to changes in the foreign, federal and state taxes, and year-to-date recognition of worldwide pre-tax income (loss) in relation to their forecasted amounts for the full year. The Company’s provision for income taxes for the nine months ended September 30, 2026 was primarily attributable to foreign taxes, U.S. federal and state taxes.

The Company’s total amount of unrecognized tax benefits, excluding interest, as of September 30, 2026, was $17.9 million, of which $2.8 million, if recognized, would affect the Company’s effective tax rate. The Company’s total amount of unrecognized tax benefits, excluding interest, as of December 31, 2025, was $17.1 million, of which $2.5 million, if recognized, would affect the Company’s effective tax rate. As of September 30, 2026, the Company has recorded unrecognized tax benefits of $3.5 million, including interest of $0.7 million, as long-term taxes payable in the condensed consolidated balance sheets. The remaining $15.1 million has been recorded within the Company’s DTAs, which is subject to a full valuation allowance.

The valuation allowance was approximately $69.9 million as of September 30, 2026, and December 31, 2025, which was related to U.S. net federal and state DTAs. The worldwide net DTA balances were immaterial as of September 30, 2026, and December 31, 2025. The Company has historically maintained a full valuation allowance against all the domestic DTAs because it was more likely than not that the DTAs will not be realized. The Company intends to continue maintaining a full valuation allowance on the DTAs until sufficient evidence indicates its DTAs will be realized. However, considering the Company’s current assessment of the probability of maintaining profitability, there is a reasonable possibility that in the short term, a portion, or all, of the valuation allowance will no longer be prudent. As such, the Company  may release a portion, or all, of the valuation allowance against DTAs within the next 12 months. This release, if any, will result in the recognition of certain DTAs and a decrease to income tax expense for the period such release is recorded. The Company is currently evaluating both quantitative and qualitative factors that may impact the valuation allowance assessment. Therefore, the exact timing and amount of the valuation allowance release are subject to the Company’s profitability and projected ability to utilize the Company’s tax attributes, among other factors.

The Company conducts business globally and, as a result, files numerous consolidated and separate income tax returns in the U.S. federal and various state and foreign jurisdictions. For U.S. federal and California income tax purposes, the statute of limitations currently remains open for the tax years ended 2022 to present and 2021 to present, respectively. In addition, all of the net operating loss and research and development credit carryforwards that may be utilized in future years may be subject to federal and state examination. In May 2026, the Company received a notice from the Department of the Treasury Internal Revenue Service (“IRS”) that the Company’s federal income tax return for 2023 was selected for examination. The examination remains in its early stages, and no proposed adjustments have been raised by the IRS to date. The Company is not currently under any other income tax examinations in the U.S. for any other periods or in any other of its major foreign subsidiaries’ jurisdictions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$6,841	$1,294	$15,903	$(592)
Denominator:
Basic weighted average common shares outstanding	42,193	39,500	41,003	39,247
Effect of dilutive stock options, unvested restricted stock units, and shares of common stock expected to be issued under employee stock purchase plan	783	119	715	—
Diluted weighted average common shares outstanding	42,976	39,619	41,718	39,247

Net income (loss) per share:
Basic	$0.16	$0.03	$0.39	$(0.02)
Diluted	$0.16	$0.03	$0.38	$(0.02)

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

The following table summarizes the potential shares of common stock that were not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Non-vested restricted stock units	637	918	223	2,012
Outstanding stock options	—	2	—	20
Shares issuable under employee stock purchase plan	56	56	56	56
Total	693	976	279	2,088

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

The following table presents segment total revenues, costs of revenues, gross profit, income from operations, and net income (loss) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$68,334	$57,115	$189,993	$156,621
Costs of revenues	$18,593	$15,840	$54,638	$43,681
Gross profit	$49,741	$41,275	$135,355	$112,940
Income from operations	$8,286	$4,827	$19,663	$2,389
Net income (loss)	$6,841	$1,294	$15,903	$(592)

Revenues from individual customers, each of which was approximately 10% or more of the Company’s consolidated total revenues, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2026	2025	2026	2025
A	20%	38%	23%	24%
B	26%	12%	14%	14%
C	* %	* %	* %	11%

* represents less than 10%

Gross accounts receivable balances (including amounts that are unbilled) from individual customers, each of which was approximately 10% or more of the Company’s gross accounts receivable balance, were as follows:

	September 30,	December 31,
Customer	2026	2025
A	35%	39%
C	22%	25%

Long-lived assets, net by geographic area were as follows (in thousands):

	September 30,	December 31,
	2026	2025
United States (1)	$121,520	$94,426
Rest of the world	2,953	2,907
Total long-lived assets, net	$124,473	$97,333

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

		September 30, 2026				December 31, 2025
			Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
	Balance Sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Classification	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	Cash equivalents	$36,516	$36,516	$—	$—	$14,535	$14,535	$—	$—
Available-for-sale debt securities:
Convertible note receivable (1)	Other current assets	2,213	—	—	2,213	2,138	—	—	2,138
Total		$38,729	$36,516	$—	$2,213	$16,673	$14,535	$—	$2,138

(1)

In August 2024, the Company purchased a $2.0 million non-marketable convertible promissory note from an unrelated third party (the “convertible note”). The convertible note bears a 5% interest rate annually, with a stated maturity date of  August 2026. The Company continued to hold the convertible note after maturity and it remains outstanding as of September 30, 2026, during which time the Company continues to accrue interest in accordance with its terms.

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

The Company’s standard product warranty terms for its DirectScan system generally include post-sales support and repairs or replacement of a product at no additional charge for a contractually agreed period of time. The standard warranty reserve is based on estimated total expected costs to fulfill our warranty obligation based on best available information as of the reporting date. The standard warranty reserve was immaterial as of September 30, 2026, and December 31, 2025.

Purchase Obligations — The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of September 30, 2026, total outstanding purchase obligations were $67.9 million, the majority of which is due within the next 2 years.

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

Legal Proceedings — From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable, and the loss can be reasonably estimated, and recognizes gains related to litigation at the earlier of when the gain has been realized or when it is realizable in accordance with FASB requirements. As of September 30, 2026, the Company was not party to any material legal proceedings for which a loss was probable or an amount was accrued.

On May 6, 2020, the Company initiated an arbitration proceeding with the Hong Kong International Arbitration Center (the “Tribunal”) against SMIC New Technology Research & Development (Shanghai) Corporation (“SMIC”) due to SMIC’s failure to pay fees due to the Company under a series of contracts. The Company sought to recover the unpaid fees, a declaration requiring SMIC to pay fees under the contracts in the future (or a lump sum payment to end the contract), and costs associated with bringing the arbitration proceeding. SMIC denied liability and an arbitration hearing was held in February 2023. In November 2025, the Tribunal issued a confidential arbitration award (the “Award”), which is in favor of the Company. In August 2026, the Tribunal issued a confidential award as to the parties’ costs (the “Costs Award”), which is also in favor of the Company. In February 2026, SMIC filed an application with the High Court of Hong Kong seeking to set the Award aside, and a hearing on the application was held in September 2026. A decision has not yet been issued. The Company believes the set aside application is without merit and is pursuing judicial enforcement of the Award in various jurisdictions. No payments on either the Award or the Costs Award have been received by the Company to date and, at this time, there is no assurance that the Company will receive all or any part of the Award or the Costs Award. Accordingly, no amounts have been recognized in connection with the Award or the Costs Award as of September 30, 2026.

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

For the three months ended September 30, 2026, there was no revenue recognized from Advantest as a related party, and for the nine months ended September 30, 2026, $0.7 million was recognized from Advantest as a related party. For the three and nine months ended September 30, 2025, revenue recognized from Advantest as a related party was $1.4 million and $8.5 million, respectively. Since it was no longer a related party as of September 30, 2026, there were no accounts receivable and deferred revenue from Advantest as of such date. As of  December 31, 2025, accounts receivable from Advantest was not material and deferred revenue amounted to $8.3 million.

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

We are headquartered in Santa Clara, California and operate worldwide with offices in Canada, China, France, Germany, Italy, Japan, Korea, and Taiwan.

Industry Trends

The confluence of Industry 4.0 (i.e. the fourth industrial revolution, or the automation and data exchange in manufacturing technologies and processes) and cloud computing (i.e. the on-demand availability of computing resources and data storage without direct active management by the user) is driving increased innovation in semiconductor and electronics manufacturing and analytics, as well as in the organization of information technology (“IT”) networks and computing at semiconductor and electronics companies across the ecosystem. First, the ubiquity sensor technology enables any manufacturing company to augment its factories and visualize its entire production line. In parallel, the cost per terabyte of data storage has generally decreased over time. The combination of these two trends means that more data is collected and stored than ever before. Further, semiconductor companies are striving to analyze these very large data sets in real-time to make rapid decisions that measurably improve manufacturing efficiency and quality. Further, the advancements in and adoption of artificial intelligence (AI) are accelerating the analysis of these very large data sets. In parallel, the traditional practice of on-site data storage, even for highly sensitive data, is changing. The ability to cost-effectively and securely store, analyze, and retrieve massive quantities of data from the cloud versus on-premise enables data to be utilized across a much broader population of users, frequently resulting in greater demands on analytics programs. The combination of these latter two trends means that cloud-based, analytics programs that effectively manage identity management, physical security, and data protection are increasingly in demand for insights and efficiencies across the organizations of these companies. We believe that all these trends will continue for the next few years, and the challenges involved in adopting Industry 4.0 and secure cloud computing will create opportunities for our combination of advanced analytics capabilities, proven and established supporting infrastructure, and professional services to configure our products to meet customers’ specialized needs.

Worldwide economic performance is uneven leading to uneven demand. Geopolitical tensions and conflicts in various locations around the world have created volatility in the global financial markets and may have further global economic consequences, including potential disruptions of the global supply chain, heightened volatility of commodity and raw material prices, increased energy prices, and increased fears of a global recession. Inventories of semiconductor devices remain elevated in some instances. Some purchase cycles, especially for enterprise software and particularly with respect to larger deals, have lengthened in recent years and may continue to do so. Also, we have contractors located in the West Bank and in Israel, who are providing software development and customer technical support services. We have developed contingency plans to use alternative resources to continue serving customers, if needed. Any escalations in these areas could lead to disruptions or reductions in international trade, deter or prevent purchasing activity of customers, and negatively impact our development timelines and customer support (with respect to the conflicts in the Middle East) or China sales (with respect to U.S.-P.R.C. tensions) and financial results in general (with respect to global tensions).

The logic foundry market at the leading-edge nodes, such as 7nm, 5nm and smaller, underwent significant change over the past several years. AI has increased the demand for leading-edge wafers, resulting in increased prices, increased investment in technology development, and new companies developing advanced nodes such as Rapidus Corporation. Additional capacity is expected to be added in the coming years, which increases the market for our offerings. The present concern of an “AI bubble” may reduce this investment in additional capacity. However, the need for analytics to maximize yield (to provide additional units) and provide the process control and for leading edge nodes in existing fabs remains.

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

Financial Highlights

Financial highlights for the three months ended September 30, 2026, are as follows:

●

Total revenues were $68.3 million, an increase of $11.2 million, or 20%, compared to the three months ended September 30, 2025. Platform revenue was $58.3 million, an increase of $10.3 million, or 22%, compared to the three months ended September 30, 2025. The increase in Platform revenue was due to higher revenues from CV and DirectScan, and secureWISE systems, partially offset by slightly lower revenues from Cimetrix and Exensio software and services. Volume-based revenue was $10.0 million, an increase of $0.9 million, or 10%, compared to the three months ended September 30, 2025, primarily due to an increase in revenue from Cimetrix runtime licenses, partially offset by a decrease in revenue from secureWISE data usage.

●

Costs of revenues increased by $2.8 million, compared to the three months ended September 30, 2025, primarily due to increases in hardware costs (including cost of leased assets under sales-type leases), personnel-related costs, facilities and IT-related costs (including depreciation and amortization expense of property and equipment), and software license and maintenance costs, partially offset by a decrease in subcontractor costs.

●

Net income was $6.8 million, compared to a net income of $1.3 million for the three months ended September 30, 2025. The increase in net income was primarily attributable to increases in total revenues, interest income from cash and cash equivalents and accretion of net investment in lease, and a decrease in income taxes, partially offset by increases in costs of revenues and operating expenses. The increases in costs of revenues and operating expenses were primarily due to increases in personnel-related expenses, facilities and IT-related costs (including depreciation and amortization of property and equipment), hardware costs (including cost of leased assets under sales-type leases), software licenses and maintenance costs, and legal fees related to the arbitration proceeding over a disputed customer contract, partially offset by a decrease in subcontractor costs.

Financial highlights for the nine months ended September 30, 2026, are as follows:

●

Total revenues were $190.0 million, an increase of $33.4 million, or 21%, compared to the nine months ended September 30, 2025. Platform revenue was $158.4 million, an increase of $29.9 million, or 23%, compared to the nine months ended September 30, 2025. The increase in Platform revenue was primarily due to higher revenues from CV and DirectScan, and secureWISE systems, partially offset by a decrease in revenue from Cimetrix software licenses. Volume-based revenue was $31.6 million, an increase of $3.5 million, or 12%, compared to the nine months ended September 30, 2025, primarily due to an increase in revenue from Cimetrix runtime licenses.

●

Costs of revenues increased by $11.0 million, compared to the nine months ended September 30, 2025, primarily due to increases in hardware costs (including cost of leased assets under sales-type leases), personnel-related costs, facilities and IT-related costs (including depreciation and amortization expense of property and equipment), software license and maintenance costs, amortization of acquired technology, and travel expense, partially offset by a decrease in subcontractor costs.

●

Net income was $15.9 million, compared to a net loss of $0.6 million for the nine months ended September 30, 2025. The increase in net income was primarily attributable to increases in total revenues, interest income from cash and cash equivalents and accretion of net investment in lease, and other income due to net favorable fluctuations in foreign currency exchange rates, partially offset by increases in costs of revenues, overall operating expenses, interest expense from our long-term debt, and decreases in income tax expense and other income due to a one-time recovery from previously written-off property and equipment in the second quarter of 2025. The increase in overall costs of revenues and overall operating expenses was primarily driven by increases in personnel-related expenses, hardware costs (including cost of leased assets under sales-type leases), software licenses and maintenance costs, facilities and IT-related costs (including depreciation and amortization of property and equipment, shipping costs and third-party cloud-services related costs), amortization of acquired intangible assets, legal fees related to the arbitration proceeding over a disputed customer contract, and travel expenses, partially offset by a decrease in acquisition-related and integration costs incurred in connection with the acquisition of SecureWise in the prior period.

Critical Accounting Estimates

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

For additional information about our critical accounting policies, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies, and Note 2, Revenue from Contracts with Customers to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10‑Q and Part II Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the heading of “Critical Accounting Estimates” in our Annual Report. There were no material changes during the nine months ended September 30, 2026, to the items that we disclosed as our critical accounting policies and estimates in Part II, Item 7 of the Annual Report.

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

Results of Operations

Discussion of Financial Data for the Three and Nine Months ended September 30, 2026 and 2025

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Revenues:
Platform	$58,331	$48,001	$10,330	22%	$158,397	$128,522	$29,875	23%
Volume-based	10,003	9,114	889	10%	31,596	28,099	3,497	12%
Total revenues	68,334	57,115	11,219	20%	189,993	156,621	33,372	21%
Costs of revenues	18,593	15,840	2,753	17%	54,638	43,681	10,957	25%
Gross profit	$49,741	$41,275	$8,466	21%	$135,355	$112,940	$22,415	20%
Gross margin	73%	72%			71%	72%

Platform revenue as a percentage of total revenues	85%	84%			83%	82%
Volume-based revenue as a percentage of total revenues	15%	16%			17%	18%

Platform Revenue

Platform revenue increased $10.3 million for the three months ended September 30, 2026, compared to the same period in 2025. The increase in Platform revenue was primarily due to higher revenues from CV and DirectScan, and secureWISE systems, partially offset by slightly lower revenues from Cimetrix and Exensio software and services.

Platform revenue increased $29.9 million for the nine months ended September 30, 2026, compared to the same period in 2025. The increase in Platform revenue was primarily due to higher revenues from CV and DirectScan, and secureWISE systems, partially offset by a decrease in revenue from Cimetrix software licenses.

Volume-based Revenue

Volume-based revenue increased $0.9 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to an increase in revenue from Cimetrix runtime licenses, partially offset by a decrease in revenue from secureWISE data usage.

Volume-based revenue increased $3.5 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to an increase in revenue from Cimetrix runtime licenses.

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

Costs of revenues increased $2.8 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to (i) a $1.0 million increase in hardware costs (including cost of leased assets under sales-type leases), (ii) a $0.9 million increase in personnel-related costs due to increased headcount, employee benefits expense, higher bonus expense, and stock-based compensation, (iii) a $0.8 million increase in facilities and IT-related costs (including depreciation and amortization expense of property and equipment), and (iv) a $0.6 million increase in software license and maintenance costs, partially offset by a $0.5 million decrease in subcontractor costs.

Costs of revenues increased $11.0 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to (i) a $3.8 million increase in hardware costs (including cost of leased assets under sales-type leases), (ii) a $3.2 million increase in personnel-related costs due to increased headcount, employee benefits expense, higher bonus expense, and stock-based compensation, (iii) a $2.5 million increase in facilities and IT-related costs (including depreciation and amortization expense of property and equipment), (iv) a $1.7 million increase in software license and maintenance costs, (v) a $0.3 million increase in amortization of acquired technology, and (vi) a $0.3 million increase in travel expense, partially offset by a $1.1 million decrease in subcontractor costs.

Gross Margin

Gross margin for the three months ended September 30, 2026, increased one percentage point to 73%, compared to 72% for the same period in 2025, primarily driven by higher revenue growth compared to the increase in costs of revenues.

Gross margin for the nine months ended September 30, 2026, decreased one percentage point to 71%, compared to 72% for the same period in 2025, primarily driven by higher costs of revenues compared to the increase in revenues.

Operating Expenses:

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Research and development	$19,446	$15,435	$4,011	26%	$55,090	$44,976	$10,114	22%
As a percentage of total revenues	28%	27%			29%	29%

Research and development expenses consist primarily of personnel-related costs (including compensation, employee benefits, bonus and stock-based compensation expense), outside development services, travel expenses, third-party cloud-services related costs, IT and facilities cost allocations to support product development activities.

Research and development expenses increased $4.0 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to (i) a $3.2 million increase in personnel-related costs due to increased headcount, higher bonus expense, employee benefits expense and stock-based compensation, partially offset by an increase in capitalized software development costs, (ii) a $0.5 million increase in facilities and IT-related costs (including depreciation and amortization expense of property and equipment), and (iii) a $0.4 million increase in software license and maintenance costs.

Research and development expenses increased $10.1 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to (i) a $6.9 million increase in personnel-related costs due to increased headcount, higher bonus expense, employee benefits expense, and stock-based compensation, partially offset by an increase in capitalized software development costs, (ii) a $1.7 million increase in facilities and IT-related costs (including depreciation and amortization expense of property and equipment), (iii) a $0.8 million increase in software license and maintenance costs, and (iv) a $0.7 million increase in subcontractor costs.

We anticipate our expenses in research and development will fluctuate in absolute dollars from period to period as a result of the size and the timing of product development projects.

Selling, General, and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Selling, general, and administrative	$20,969	$19,944	$1,025	5%	$57,445	$63,060	$(5,615)	(9)%
As a percentage of total revenues	31%	35%			30%	40%

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

Selling, general, and administrative expenses increased $1.0 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to (i) a $0.4 million increase in personnel-related costs mainly due to increased stock-based compensation, increased headcount, higher bonus expense, and employee benefits expense, partially offset by a lower compensation expense allocated to selling and marketing activities, (ii) a $0.3 million increase in legal expenses related to the arbitration proceeding over a disputed customer contract, (iii) a $0.2 million increase in software license and maintenance costs, and (iv) a $0.2 million increase in subcontractor expenses, partially offset by a $0.3 million decrease in facilities and IT-related costs due to a lower IT and facilities costs allocated to selling and marketing activities.

Selling, general, and administrative expenses decreased $5.6 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to (i) a $4.5 million decrease in acquisition-related and integration costs related to the acquisition of SecureWise, (ii) a $2.2 million decrease in personnel-related costs mainly due to a lower compensation expense allocated to selling and marketing activities, partially offset by increased stock-based compensation, compensation expense due to increased headcount, higher bonus expense and employee benefits expense, and (iii) a $1.2 million decrease in facilities and IT-related costs, including shipping costs and third-party cloud-services related costs, partially offset by (i) a $0.7 million increase in legal expenses related to the arbitration proceeding over a disputed customer contract, (ii) a $0.6 million increase in software licenses and maintenance costs, (iii) a $0.5 million increase in subcontractor expenses, and (iv) a $0.2 million increase in travel expenses.

We anticipate our selling, general, and administrative expenses will fluctuate in absolute dollars from period to period as a result of cost control initiatives and to support increased selling efforts in the future.

Amortization of Acquired Intangible Assets

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Amortization of acquired intangible assets	$1,040	$1,069	$(29)	(3)%	$3,157	$2,515	$642	26%

Amortization of acquired intangible assets represents amortization expense on intangibles assets acquired from business combinations in prior years.

The amortization expense for the three months ended September 30, 2026, was flat compared to the same period in 2025.

The increase in amortization expense for the nine months ended September 30, 2026, compared to the same period in 2025, was a result of the amortization of intangible assets acquired in the SecureWise acquisition in March 2025.

Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Interest expense	$(1,123)	$(1,238)	$(115)	(9)%	$(3,318)	$(2,791)	$527	19%

Interest expense is from our long-term debt that was used in financing the acquisition of SecureWise in March 2025, and the related amortization of debt discount and issuance costs.

Interest expense slightly decreased by $0.1 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to lower interest rates on our long-term debt and lower outstanding debt balance.

Interest expense increased $0.5 million for the nine months ended September 30, 2026, compared to the same period in 2025, was driven by a full three quarters of interest on long-term debt in 2026, compared to approximately two quarters of interest in 2025 following the drawdown of long-term debt in March 2025.

Interest Income and Other, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Interest income and other, net	$1,189	$(102)	$1,291	1,266%	$2,447	$964	$1,483	154%

Interest income and other, net, primarily consists of interest income from cash and cash equivalents and accretion of net investment in lease, and foreign currency transaction exchange gains and losses.

Interest income and other, net increased $1.3 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to a $1.2 million increase in interest income from cash and cash equivalents and accretion of net investment in lease.

Interest income and other, net increased $1.5 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to a $1.8 million net favorable fluctuations in foreign currency exchange rates, and a $0.5 million increase in interest income from cash and cash equivalents and accretion of net investment in lease, partially offset by a $0.7 million decrease in other income due to a one-time recovery from previously written-off property and equipment in the second quarter of 2025.

Income Tax Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Income tax expense	$(1,511)	$(2,193)	$(682)	(31)%	$(2,889)	$(1,154)	$1,735	150%

Income tax expense decreased $0.7 million for the three months ended September 30, 2026, and increased $1.7 million for the nine months ended September 30, 2026, compared to the same periods in 2025. The changes were primarily due to the impact of enacted U.S. federal tax legislation, changes in the foreign, federal and state taxes and year-to-date recognition of worldwide pre-tax income in relation to their forecasted amounts for the full year.

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

We have historically maintained a full valuation allowance against all the domestic DTAs because it was more likely than not that the DTAs will not be realized. The valuation allowance was approximately $69.9 million as of September 30, 2026, and December 31, 2025, which was related to U.S. net federal and state DTAs. The worldwide net DTA balances were immaterial as of September 30, 2026, and December 31, 2025. We intend to continue maintaining a full valuation allowance on the DTAs until sufficient evidence indicates its DTAs will be realized. However, considering our current assessment of the probability of maintaining profitability, there is a reasonable possibility that in the short term, a portion, or all, of the valuation allowance will no longer be prudent. As such, we may release a portion, or all, of the valuation allowance against DTAs within the next 12 months. This release, if any, will result in the recognition of certain DTAs and a decrease to income tax expense for the period such release is recorded. We are currently evaluating both quantitative and qualitative factors that may impact the valuation allowance assessment. Therefore, the exact timing and amount of the valuation allowance release are subject to our profitability and projected ability to utilize our tax attributes, among other factors.

Liquidity and Capital Resources

As of September 30, 2026, our working capital, defined as total current assets less total current liabilities, was $179.1 million, compared to $92.0 million as of December 31, 2025. Total cash and cash equivalents were $107.1 million as of September 30, 2026, compared to $42.2 million as of December 31, 2025. As of September 30, 2026, and December 31, 2025, cash and cash equivalents held by our foreign subsidiaries were $13.3 million and $6.7 million, respectively.

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

On April 23, 2026, we entered into a First Amendment to Credit Agreement (the “Amendment”) with the Lenders and the Agent to amend the Credit Agreement which increased the Revolving Credit Facility to an aggregate principal amount of $75.0 million. Under this facility, $30.0 million is available to us for drawdown as of September 30, 2026.

As of September 30, 2026, our outstanding total debt, net of debt discounts and issuance costs, was $65.3 million, compared to $67.0 million as of December 31, 2025. We believe we have operating flexibility, cash flow, and access to capital markets to meet scheduled payments of our debt.

As of September 30, 2026, we were in compliance with all of the terms and conditions of the Credit Agreement, and management believes, based on its current financial projections, that we will be in compliance with our covenants over the next twelve months. See Note 5, Debt to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10‑Q.

Repurchase of Company’s Common Stock

In May 2026, the Board of Directors adopted a new stock repurchase program (the “2026 Program”) to repurchase up to $50.0 million of the Company’s common stock both on the open market and in privately negotiated transactions, including through Rule 10b5-1 plans, from time to time, over the next two years from the adoption date. As of September 30, 2026, $50.0 million remained available under the 2026 Program. See details of our stock repurchase program in Note 6, Stockholders’ Equity to our condensed consolidated financial statements in this Quarterly Report on Form 10‑Q.

Cash Flow Data

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2026	2025	$ Change
Net cash flows provided by (used in):
Operating activities	$31,834	$6,712	$25,122
Investing activities	(39,653)	(127,570)	87,917
Financing activities	72,578	65,453	7,125
Effect of exchange rate changes on cash and cash equivalents	152	691	(539)
Net change in cash and cash equivalents	$64,911	$(54,714)	$119,625

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $31.8 million for the nine months ended September 30, 2026, compared to $6.7 million for the same period in 2025. The increase in net cash flows provided by operating activities between the periods was primarily driven by higher collections from customers, and a decrease in payments for business acquisition-related costs and income taxes, partially offset by an increase in payments of interest related to bank loans, and bonus and incentive plans.

Net Cash Flows Used in Investing Activities

For the nine months ended September 30, 2026, net cash flows used in investing activities were $39.7 million related to purchases and prepayments of property and equipment, mainly related to our DirectScan systems assets and capitalized software development costs related to the next generation of Exensio Analytics Platform and Sapience Manufacturing Hub.

For the nine months ended September 30, 2025, net cash flows used in investing activities were $127.6 million, which were primarily related to $129.7 million payments for the acquisition of SecureWise, net of cash acquired and $23.1 million purchases and prepayments of property and equipment primarily related to our DirectScan systems assets, partially offset by $24.6 million proceeds from maturities and sales, net of purchases of short-term investments, and $0.6 million recovery from previously written-off property and equipment.

Net Cash Flows Provided by Financing Activities

For the nine months ended September 30, 2026, net cash flows provided by financing activities were $72.6 million, which primarily consisted of $81.8 million proceeds from shares issued under secondary offering, net of underwriting discounts and commissions of $3.9 million, and $4.4 million proceeds from shares issued under our equity plans, partially offset by (i) $11.6 million in payments for taxes related to net share settlement of equity awards, (ii) $1.9 million repayment of long-term debt, and (iii) $0.1 million payments of debt issuance costs.

For the nine months ended September 30, 2025, net cash provided by financing activities were $65.5 million, which primarily consisted of $69.6 million proceeds from long-term debt, net of debt discount, that was used in financing the acquisition of SecureWise, and $4.2 million proceeds from our employee stock purchase plan and exercise of stock options, partially offset by (i) $5.9 million in cash payments for taxes related to net share settlement of equity awards, (ii) $1.3 million repayment of long-term debt, (iii) $0.9 million payments of debt issuance costs, and (iv) $0.2 million repurchases of our common stock.

Related Party Transactions

Refer to Note 13, Related Party Transactions, to our condensed consolidated financial statements in this Quarterly Report on Form 10‑Q, for the discussion about related party transactions between the Company and Advantest (as defined therein).

Off-Balance Sheet Agreements

As of September 30, 2026, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.

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

As of September 30, 2026, we had cash and cash equivalents of $107.1 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our portfolio. A hypothetical increase in market interest rates of 100 basis points from the market rates in effect as of September 30, 2026, would cause the fair value of these investments to decrease by an immaterial amount which would not have significantly impacted our financial position or results of operations.

As of September 30, 2026, and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure to any financial institution by evaluating the creditworthiness of the financial institutions with which we invest and investing through more than one financial institution.

We are exposed to interest rate risk through our variable rate debt. As of September 30, 2026, we had $66.3 million of debt that is subject to variable interest rates that are based on the daily simple secured overnight financing rate (“SOFR”) or an alternate base rate. Refer to Note 5 – Debt for details relating to the debt. If the rates were to increase by 100 basis points from the rates in effect as of September 30, 2026, our interest expense on the variable rate debt would increase by an average of $0.4 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous, while SOFR changes regularly. We do not currently hedge our interest rate risks but may determine to do so in the future. We will continue to monitor our exposure to interest rate risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e) as of September 30, 2026, in connection with the filing of this Quarterly Report on Form 10‑Q. Based on that evaluation as of September 30, 2026, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There was no stock repurchase during the third quarter of 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Provided Herewith
3.01	Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc., and Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of PDF Solutions, Inc.	10-Q	8/8/2024	3.01	000-31311
3.02	Amended and Restated Bylaws of PDF Solutions, Inc.	8-K	5/1/2019	3.1	000-31311
10.01	Performance Stock Unit Agreement under PDF Solutions, Inc.’s 2011 Stock Incentive Plan†					X
31.01	Certification of the principal executive officer pursuant to Exchange Act Rules 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of the principal financial and accounting officer pursuant to Exchange Act Rules 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101

The following financial statements from the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags. **

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

PDF SOLUTIONS, INC.

Date: November 5, 2026	By:	/s/ John K. Kibarian
John K. Kibarian
President and Chief Executive Officer
(principal executive officer)

Date: November 5, 2026	By:	/s/ Adnan Raza
Adnan Raza
Executive Vice President, Finance and Chief
Financial Officer
(principal financial and accounting officer)